Form 10-Q
period 2002-09-30
NATURAL RESOURCE PARTNERS LP
filed 2002-11-25
CIK 1171486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-31465

                         NATURAL RESOURCE PARTNERS L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      35-2164875
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                        601 JEFFERSON STREET, SUITE 3600
                              HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (713) 751-7507
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

At November 25, 2002, there were outstanding 11,353,658 Common Units and 11,353,658 Subordinated Units.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
     Natural Resource Partners L.P. Unaudited Pro Forma
      Financial Statements
       Pro Forma Balance Sheet as of September 30, 2002.....    3
       Pro Forma Statement of Revenues and Direct Costs and
        Expenses for the three months ended September 30,
        2002................................................    5
       Pro Forma Statement of Revenues and Direct Costs and
        Expenses for the nine months ended September 30,
        2002................................................    6
       Notes to Pro Forma Financial Statements..............    7
     Western Pocahontas Properties Limited Partnership
       Balance Sheets as of September 30, 2002 and December
        31, 2001............................................   13
       Statements of Income for the three and nine months
        ended September 30, 2002 and 2001...................   14
       Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001.........................   15
       Notes to Financial Statements........................   16
     Great Northern Properties Limited Partnership
       Balance Sheets as of September 30, 2002 and December
        31, 2001............................................   22
       Statements of Income for the three and nine months
        ended September 30, 2002 and 2001...................   23
       Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001.........................   24
       Notes to Financial Statements........................   25
     New Gauley Coal Corporation
       Balance Sheets as of September 30, 2002 and December
        31, 2001............................................   29
       Statements of Income for the three and nine months
        ended September 30, 2002 and 2001...................   30
       Statements of Cash Flows for the nine months ended
        September 30, 2002 and 2001.........................   31
       Notes to Financial Statements........................   32
     Arch Coal Contributed Properties
       Statements of Assets Purchased and Liabilities
        Assumed as of September 30, 2002 and December 31,
        2001................................................   35
       Statements of Revenues and Direct Costs and Expenses
        for the three and nine months ended September 30,
        2002 and 2001.......................................   36
       Notes to Financial Statements........................   37

                                                              PAGE
                                                              ----
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
     Introduction...........................................   38
     Results of Operations..................................   38
       Western Pocahontas Properties Limited Partnership....   40
       Great Northern Properties Limited Partnership........   40
       New Gauley Coal Corporation..........................   41
       Arch Coal Contributed Properties.....................   43
     Liquidity and Capital Resources........................   43
       Western Pocahontas Properties Limited Partnership....   44
       Great Northern Properties Limited Partnership........   44
       New Gauley Coal Corporation..........................   45
       Arch Coal Contributed Properties.....................   45
     Certain Relationships and Related Transactions.........   45
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................   45
ITEM 4. CONTROLS AND PROCEDURES.............................   46

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS...................................   46
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........   46
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................   47
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................   47
ITEM 5. OTHER INFORMATION...................................   47
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................   47
SIGNATURES..................................................   50
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER................   51
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER................   52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NATURAL RESOURCE PARTNERS L.P.
                            PRO FORMA BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        HISTORICAL
                       ---------------------------------------------   ADJUSTMENTS
                                                          ARCH COAL        FOR
                        WESTERN      GREAT       NEW     CONTRIBUTED   PROPERTIES    PRO FORMA    OFFERING      PRO FORMA
                       POCAHONTAS   NORTHERN   GAULEY    PROPERTIES     RETAINED     COMBINED    ADJUSTMENTS   AS ADJUSTED
                       ----------   --------   -------   -----------   -----------   ---------   -----------   -----------
Current assets
  Cash and cash
    equivalents......   $  6,956    $   418    $   766    $      --     $ (8,140)(a)       --     $  53,485(e)  $  1,000
                                                                                                     (7,246)(f)
                                                                                                        869(f)
                                                                                                        979(f)
                                                                                                       (556)(f)
                                                                                                    (46,531)(g)
  Restricted cash....      4,957     12,192         --           --      (17,149)(a)       --            --           --
  Accounts
    receivable.......      5,346      1,727        107        1,411       (8,591)(a)       --            --           --
  Other..............        113         18         --           --         (131)(a)       --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total current
  assets.............     17,372     14,355        873        1,411      (34,011)          --         1,000        1,000
Property and
  equipment, at
  cost...............    156,544     72,720      6,490      242,730      (57,482)(b)  421,002       120,978(i)   383,946
                                                                                                   (158,034)(j)
Less accumulated
  depletion
  depreciation and
  amortization.......    (50,529)   (17,327)    (2,899)    (158,034)      24,814(b)  (203,975)      158,034(j)   (45,941)
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
                         106,015     55,393      3,591       84,696      (32,668)     217,027       120,978      338,005
Deferred financing
  costs..............      2,120        659        193           --       (2,972)(c)       --         1,317        1,317(p)
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Other................         --         --        237           --         (237)(c)       --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total assets.........    125,507     70,407      4,894       86,107      (69,888)     217,027       123,295      340,322(o)
                        ========    ========   =======    =========     ========     =========    =========     ========
Current liabilities
  Current portion of
    long-term debt...      3,139      1,500        105           --       (4,744)(a)       --            --           --
  Accounts payable-
    affiliate........         37         --         --           --          (37)(a)       --            --           --
  Accrued
    liabilities......        602         84         88          631       (1,405)(a)       --            --           --
  Accrued interest...         --        322         --           --         (322)(a)       --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total current
  liabilities........      3,778      1,906        193           --       (6,508)          --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Deferred revenue.....      8,672      1,067      3,350       10,662       (3,076)(c)   20,675            --       20,675
Long term debt.......     90,339     46,000      1,504           --      (91,312)(d)   46,531       (46,531)(g)        --

                         NATURAL RESOURCE PARTNERS L.P.
                     PRO FORMA BALANCE SHEET -- (CONTINUED)
                            AS OF SEPTEMBER 30, 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        HISTORICAL
                       ---------------------------------------------   ADJUSTMENTS
                                                          ARCH COAL        FOR
                        WESTERN      GREAT       NEW     CONTRIBUTED   PROPERTIES    PRO FORMA    OFFERING      PRO FORMA
                       POCAHONTAS   NORTHERN   GAULEY    PROPERTIES     RETAINED     COMBINED    ADJUSTMENTS   AS ADJUSTED
                       ----------   --------   -------   -----------   -----------   ---------   -----------   -----------
Partners'
  capital/equity
  (deficit)..........     22,718     21,434       (153)      74,814      (27,503)(a)  149,821      (149,821)(h)        --
                                                                         (32,668)(b)
                                                                            (133)(c)
                                                                          91,312(d)
Common units
  4,500,000 units
    held by public
    (subject to a
    limited call
    right if more
    than 80% of all
    outstanding
    common units are
    held by the
    general partner
    and is
    affiliates)(k)...                                                                                53,485(e)
                                                                                                     (6,485)(f)    47,000
  3,957,988 held by
    the WPP Group....                                                                                31,760(h)
                                                                                                        869(f)
                                                                                                     25,646(i)    58,275
  2,895,670 units
    held by Arch
    Coal.............                                                                                   979(f)
                                                                                                     23,236(h)
                                                                                                     18,763(i)    42,978
                                                                                                  ---------     --------
  Total common units
    (11,353,658
    units)...........                                                                               148,253      148,253
                                                                                                  ---------     --------
Subordinated units
  6,556,738 units
    held by the WPP
    Group............                                                                                52,614(h)
                                                                                                     42,485(i)    95,098
                                                                                                     38,492(h)
  4,796,920 units
    held by Arch
    Coal.............                                                                                31,082(i)    69,574
                                                                                                  ---------     --------
    Total
      subordinated
      units
      (11,353,658
      units).........                                                                               164,673      164,673
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
General partner
  interest...........                                                                                 3,719(h)
                                                                                                      3,003(i)     6,721
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total partners'
  capital............     22,718     21,434       (153)      74,814       31,008      149,821       169,826      319,647
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total liabilities and
  partners'
  capital............   $125,507    $70,407    $ 4,894    $  86,107     $(69,888)    $217,027     $ 123,295     $340,322
                        ========    ========   =======    =========     ========     =========    =========     ========

           See accompanying notes to pro forma financial statements.

                         NATURAL RESOURCE PARTNERS L.P.
         PRO FORMA STATEMENT OF REVENUES AND DIRECT COSTS AND EXPENSES
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                        HISTORICAL
                       --------------------------------------------   ADJUSTMENTS
                                                         ARCH COAL        FOR
                        WESTERN      GREAT      NEW     CONTRIBUTED   PROPERTIES    PRO FORMA    OFFERING      PRO FORMA
                       POCAHONTAS   NORTHERN   GAULEY   PROPERTIES     RETAINED     COMBINED    ADJUSTMENTS   AS ADJUSTED
                       ----------   --------   ------   -----------   -----------   ---------   -----------   -----------
Revenues
  Coal royalties.....    $5,907      $1,928     $398      $4,971        $  (373)(l)  $12,831           --       $12,831(p)
  Timber royalties...     1,002           6       --          --         (1,008)(l)       --           --            --
  Gain on sale of
    property.........         7          --       --          --             (7)(l)       --           --            --
  Lease and easement
    income...........       106          86                   --           (137)(l)       55           --            55
  Property taxes.....       548          30       20         268                         866           --           866
  Other..............        27                              369           (132)(l)      514           --           514
                         ------      ------     ----      ------        -------      -------      -------       -------
Total revenues.......     7,847       2,050      418       5,608         (1,657)      14,266           --        14,266
Direct cost and
  expenses
  Taxes other than
    income...........       610          24       27         268            (63)(m)      866           --           866
  Depreciation,
    depletion and
    amortization.....     1,324         662       48       1,634           (184)(m)    3,484        2,502(n)      5,986
  Other expenses.....        --          --       --         101             --          101           --           101
                         ------      ------     ----      ------        -------      -------      -------       -------
Total direct costs
  and expenses.......     1,934         686       75       2,003           (247)       4,451        2,502         6,953
                         ------      ------     ----      ------        -------      -------      -------       -------
Excess of revenues
  over direct costs
  and expenses.......    $5,913      $1,364     $343      $3,605        $(1,410)     $ 9,815      $(2,502)      $ 7,313(o)
                         ======      ======     ====      ======        =======      =======      =======       =======

           See accompanying notes to pro forma financial statements.

                         NATURAL RESOURCE PARTNERS L.P.
         PRO FORMA STATEMENT OF REVENUES AND DIRECT COSTS AND EXPENSES
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                           HISTORICAL
                          --------------------------------------------   ADJUSTMENTS
                                                            ARCH COAL        FOR
                           WESTERN      GREAT      NEW     CONTRIBUTED   PROPERTIES    PRO FORMA    OFFERING      PRO FORMA
                          POCAHONTAS   NORTHERN   GAULEY   PROPERTIES     RETAINED     COMBINED    ADJUSTMENTS   AS ADJUSTED
                          ----------   --------   ------   -----------   -----------   ---------   -----------   -----------
Revenues
  Coal royalties........   $16,220      $5,370    $1,336     $13,851       $(1,156)(l)  $35,621           --       $35,621(p)
  Timber royalties......     2,620          51       --           --        (2,671)(l)       --           --            --
  Gain on sale of
    property............        92          --       --           --           (92)(l)       --           --            --
  Lease and easement
    income..............       318         468        2           --          (585)(l)      203           --           203
  Property taxes........     1,186          61       20          806                      2,073           --         2,073
  Other.................       810                   50        1,294          (377)(l)    2,111           --         2,111
                           -------      ------    ------     -------       -------      -------      -------       -------
Total revenues..........    21,246       5,950    1,408       15,951        (4,881)      39,674           --        39,674
Direct cost and expenses
  Taxes other than
    income..............     1,392          68       38          806          (231)(m)    2,073           --         2,073
  Depreciation,
    depletion and
    amortization........     3,337       1,865      127        4,603          (423)(m)    9,509        6,575(n)     16,084
  Other expenses........        --          --       --          512            --          512           --           512
                           -------      ------    ------     -------       -------      -------      -------       -------
Total direct costs and
  expenses..............     4,729       1,933      165        5,921          (654)      12,094        6,575        18,669
                           -------      ------    ------     -------       -------      -------      -------       -------
Excess of revenues over
  direct costs and
  expenses..............   $16,517      $4,017    $1,243     $10,030       $(4,227)     $27,580      $(6,575)      $21,005(o)
                           =======      ======    ======     =======       =======      =======      =======       =======

           See accompanying notes to pro forma financial statements.

                         NATURAL RESOURCE PARTNERS L.P.

                    NOTES TO PRO FORMA FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     Preceding are the unaudited pro forma financial statements of Natural Resource Partners L.P., which is referred to throughout this Form 10-Q as "Natural Resource Partners" or "NRP," as of September 30, 2002 and for the three and nine months ended September 30, 2002. Natural Resource Partners is a newly formed limited partnership, which consummated its initial public offering of common units in October 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction." The pro forma balance sheet assumes that the offering and related transactions (described in the note below entitled "Offering and Transactions") occurred as of the balance sheet date, and the pro forma statements of revenues and direct costs and expenses assume that the offering and related transactions occurred as of the beginning of the periods presented. NRP presents the transaction adjustments in the notes to the unaudited pro forma financial statements. You should read the unaudited pro forma financial statements and accompanying notes together with the September 30, 2002 financial statements and related notes of the WPP Group and the Arch Coal Contributed Properties included in this Form 10-Q.

     NRP derived the pro forma balance sheet by adjusting the balance sheets of Western Pocahontas Properties Limited Partnership ("Western Pocahontas"), Great Northern Properties Limited Partnership ("Great Northern"), New Gauley Coal Corporation ("New Gauley" and, together with Western Pocahontas and Great Northern, the "WPP Group") and the Arch Coal, Inc. Contributed Properties ("Arch Coal Contributed Properties"). NRP derived the pro forma statements of revenue and direct costs and expenses by extracting the revenues and direct costs and expenses from the statements of income of each of Western Pocahontas, Great Northern and New Gauley included elsewhere in this Form 10-Q and adding them to the Arch Coal Contributed Properties statements of revenues and direct costs and expenses. As a result, the pro forma statements of revenues and direct costs and expenses do not reflect general and administrative expenses and other income and expense from the statements of income of the WPP Group included in this Form 10-Q. The pro forma statements of revenues and direct costs and expenses were adjusted to exclude revenue and direct costs and expenses related to properties not being contributed to NRP by the WPP Group. NRP based the pro forma adjustments upon currently available information and certain estimates and assumptions, and therefore the actual adjustments made to effect the transactions may differ from the pro forma adjustments. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transactions and the pro forma adjustments give appropriate effect to these assumptions and are properly applied in the pro forma financial information.

     NRP has no employees, and its operations are conducted by its general partner and affiliates pursuant to contractual arrangements.

     Western Pocahontas contributed nearly all of its coal royalty producing properties to NRP in connection with its initial public offering, while retaining surface and timber properties. Coal royalties accounted for approximately 77% of Western Pocahontas' total revenues for the nine months ended September 30, 2002. New Gauley contributed all of its coal royalty producing properties. Great Northern contributed the coal royalty producing properties related to two leases and retained two properties with either a short-lived reserve life or insignificant royalty income as well as its surface and non-producing coal properties. The properties contributed by the WPP Group account for approximately 81% of WPP Group's total revenues for the nine months ended September 30, 2002.

     Corbin J. Robertson, Jr. controls the general partners of Western Pocahontas and Great Northern and is the controlling shareholder of New Gauley. Mr. Robertson also controls NRP (GP) LP, the general partner of Natural Resource Partners, and NRP (GP) LP's general partner, GP Natural Resource Partners LLC (together with NRP (GP) LP, the "General Partner"). The WPP Group accounted for a majority of the revenues and total net book value of the assets contributed to Natural Resource Partners. Additionally, the senior executives and other officers who currently manage Western Pocahontas continue to manage Natural Resource Partners. As a result, (1) the WPP Group is considered to be the accounting acquirer, (2) the assets

                         NATURAL RESOURCE PARTNERS L.P.

of the WPP Group were contributed at cost in accordance with EITF 87-21, "Change of Accounting Basis in Master Limited Partnership Transactions" and (3) the assets and liabilities of the Arch Coal Contributed Properties were recorded at their fair value.

     The Arch Coal Contributed Properties were indirectly wholly owned by Arch Coal, Inc. and comprised only a small percentage of its coal properties. Coal royalty revenues from the Arch Coal Contributed Properties were approximately 1.2% of Arch Coal, Inc.'s revenues for the nine months ended September 30, 2002.

     The financial statements of the Arch Coal Contributed Properties reflect the revenues and direct costs and expenses of the properties contributed to Natural Resource Partners. These properties did not comprise a legal entity. Except for revenues earned from the properties and certain direct costs and expenses of the properties and assets acquired and liabilities assumed, no separate financial information was maintained. The Arch Coal Contributed Properties did not maintain stand-alone corporate treasury, legal, tax, human resources, general and administrative and other similar corporate support functions. Corporate general and administrative expenses were not previously allocated in connection with the preparation of the financial statements of the Arch Coal Contributed Properties included with this Form 10-Q because there was not sufficient information to develop a reasonable cost allocation. Because the separate and distinct accounts necessary to present individual balance sheets and income statements of the Arch Coal Contributed Properties were not maintained as of September 30, 2002 and for the nine months ended September 30, 2002, Statements of Revenues and Direct Costs and Expenses and Statements of Assets Purchased and Liabilities Assumed have been prepared and included in this Form 10-Q. The Statements of Revenues and Direct Costs and Expenses and Statement of Assets Purchased and Liabilities Assumed are not intended to be a complete presentation of financial position and results of operations of the Arch Coal Contributed Properties and are not indicative of the financial condition or results of operations of the Arch Coal Contributed Properties going forward due to the changes in the business and the omission of operating expenses.

     All properties contributed by the WPP Group and the Arch Coal Contributed Properties were contributed to Natural Resource Partners in exchange for common and subordinated units and the general partner interest in Natural Resource Partners and its assumption of debt upon the closing of its initial public offering. A table of coal reserve quantities, assuming the reserves were contributed to NRP on December 31, 2001, is summarized below (tons in thousands):

                                                                        ARCH COAL
                                       WESTERN      GREAT      NEW     CONTRIBUTED
                                      POCAHONTAS   NORTHERN   GAULEY   PROPERTIES      TOTAL
                                      ----------   --------   ------   -----------   ---------
    Surface.........................    97,919     166,939    11,929      21,706       298,493
    Underground.....................   415,217          --    7,917      432,291       855,425
                                       -------     -------    ------     -------     ---------
                                       513,136     166,939    19,846     453,997     1,153,918
                                       =======     =======    ======     =======     =========

     The unaudited pro forma financial statements do not purport to present the financial position or the results of operations of Natural Resource Partners had its initial public offering actually been completed as of the dates indicated. Moreover, the statements do not project the financial position or results of operations of Natural Resource Partners for any future date or period but are presented here to provide a more meaningful financial presentation of Natural Resource Partners after the closing of the offering.

     On October 18, 2002, the Board of Directors of the general partner's general partner authorized the issuance of options to purchase 10,000 common units to each director (other than the Chairman of the Board) as compensation at an exercise price equal to $19.50, which was the closing price of the common units of Natural Resource Partners on that date. The options will fully vest in three years from the grant date, with one-third vesting after the end of each year. The options expire in ten years.

                         NATURAL RESOURCE PARTNERS L.P.

OFFERING AND TRANSACTIONS

     The pro forma financial statements reflect the closing of the following transactions:

     - The transfer of certain assets and liabilities by the WPP Group to Natural Resource Partners in exchange for the issuance by Natural Resource Partners to the WPP Group of 3,882,485 common units, 6,556,738 subordinated units and 25% of the incentive distribution rights of Natural Resource Partners. The WPP Group also received a 57.75% interest in the general partner of NRP. These incentive distribution rights represent the right to receive an increasing percentage of certain quarterly distributions of cash by Natural Resource Partners after the minimum quarterly distribution and certain target levels have been achieved.

     - The transfer of certain assets and liabilities by Arch Coal to Natural Resource Partners in exchange for the issuance by Natural Resource Partners to Arch Coal of 4,796,920 common units, 4,796,920 subordinated units and 10% of the incentive distribution rights. Arch Coal also received 42.25% interest in the general partner of NRP.

     - The public offering by Natural Resource Partners of 2,598,750 common units at the initial offering price of $20.00 per common unit, resulting in gross proceeds to Natural Resource Partners of $52.0 million, and the public offering by Arch Coal of 1,901,250 common units. Natural Resource Partners did not receive any proceeds from the sale of the common units by Arch Coal.

     - The sale by Natural Resource Partners of 75,503 common units at the initial public offering price of $20.00 per common unit to Great Northern and New Gauley because the underwriters did not exercise their over-allotment option.

     - The repayment of $46.5 million of debt contributed by the WPP Group with proceeds from the offering.

     - The contribution of $1.0 million by Arch Coal to Natural Resource Partners, representing Arch Coal's share of the deferred financing costs and initial working capital.

     - The contribution of $0.9 million by the WPP Group to Natural Resource Partners, which represents funds required to pay transaction costs in excess of proceeds from the offering after the repayment of $46.5 million of debt contributed by the WPP Group, and the funding of initial working capital.

PRO FORMA ADJUSTMENTS TO BALANCE SHEET

     (a) Represents the working capital of the WPP Group and the Arch Coal Contributed Properties that was not contributed to Natural Resource Partners.

     (b) Represents the property, plant and equipment and related accumulated depletion, depreciation and amortization of the WPP Group that was not contributed to Natural Resource Partners. The property retained is as follows (in thousands):

GROSS PROPERTY (EXCLUDING ACCUMULATED DEPLETION,       WESTERN      GREAT      NEW
DEPRECIATION AND AMORTIZATION)                        POCAHONTAS   NORTHERN   GAULEY    TOTAL
----------------------------------------------------  ----------   --------   ------   -------
     Coal..........................................    $19,866     $12,585     $88     $32,539
     Timber........................................     18,366          --      --      18,366
     Land..........................................      4,144       1,938      --       6,082
     Other.........................................        438          57      --         495
                                                       -------     -------     ---     -------
       Total.......................................    $42,814     $14,580     $88     $57,482
                                                       =======     =======     ===     =======

                         NATURAL RESOURCE PARTNERS L.P.

     (c) Represents deferred financing costs, a note receivable and deferred revenues of the WPP Group that were not contributed to Natural Resource Partners. The deferred revenues not contributed relate to a coal property that was not contributed to Natural Resource Partners.

     (d) Represents debt that was not contributed to Natural Resource Partners by the WPP Group. The total debt not contributed to Natural Resource Partners is as follows (in thousands):

         Western Pocahontas.................................  $54,234
         Great Northern.....................................   37,078
         New Gauley.........................................       --
                                                              -------
           Total............................................  $91,312
                                                              =======

     (e) Reflects gross proceeds to Natural Resource Partners of $53.5 million from the issuance and sale of 2,674,253 common units at the initial offering price of $20.00 per share, of which 2,598,750 common units were sold to the public and, because the underwriters did not exercise their over-allotment option, 75,503 units were sold to Great Northern and New Gauley.

     (f) Reflects payment of fees of $760,400 for the new credit facility, underwriting discount of approximately $3,573,000 and legal and other professional fees and expenses of approximately $2,912,000 associated with the offering and $577,500 for working capital purposes. Also reflects a $979,000 cash contribution by Arch Coal to provide $422,500 of working capital and $556,000 for fees for the new revolving credit facility that will be capitalized and amortized. Also reflects an $869,000 cash contribution by the WPP Group to Natural Resource Partners to pay certain transaction costs in excess of those covered by proceeds from the offering after the repayment of debt contributed by the WPP Group and to fund working capital.

     (g) Represents the repayment of $46.5 million of debt assumed from the WPP Group from proceeds of the offering.

     (h) Represents the pro rata allocation of the net assets contributed by the WPP Group and Arch Coal of $149.8 million.

     (i) Reflects the acquisition of the net assets of Arch Coal in exchange for common and subordinated units and the general partner interest in Natural Resource Partners. The purchase price related to the Arch Coal Contributed Properties is calculated as follows:

                                                                 (IN
                                                              THOUSANDS)
                                                              ----------
         11,353,658 common units issued at the initial
       offering price of $20.00 per unit....................   $227,073
         11,353,658 subordinated units issued at the initial
          offering price for the common units of $20.00 per
          unit..............................................    227,073
         2% general partner interest equivalent to 463,415
       units issued at $20.00 per unit......................      9,268
                                                               --------
         Assumed enterprise value of Natural Resource
       Partners.............................................   $463,414
         Arch Coal ownership interest.......................      42.25%
                                                               --------
         Purchase price for Arch Coal Contributed
       Properties...........................................   $195,792
         Establishment of working capital...................        423
         Revolving credit facility fees.....................        556
                                                               --------
         Total purchase price for Arch Coal Contributed
       Properties...........................................   $196,771
                                                               ========

                         NATURAL RESOURCE PARTNERS L.P.

       Under the purchase method of accounting, the purchase price was allocated to the Arch Coal assets based on the fair value determination indicated above. The total purchase price in excess of the historical cost of Arch Coal's assets was calculated as follows:

         Total purchase price for Arch Coal Contributed
       Properties...........................................   $196,771
         Less: Historical net book value of Arch Coal
       Contributed Properties...............................     74,814
                                                               --------
         Total purchase price in excess of historical cost
       of Arch Coal Contributed Properties..................   $121,957
                                                               ========
         Allocation to cash.................................        423
         Allocation to deferred financing costs.............        566
         Allocation to mineral reserves.....................    120,978
                                                               --------
         Allocation of purchase price in excess of
       historical cost......................................   $121,957
                                                               ========

            The allocation of the purchase price of the Arch Coal Contributed Properties based on their relative fair values resulted in an increase to property and equipment of $120,978,000 to reflect these assets at their estimated fair values. This allocation is based upon the consummation of the offering and related transactions.

          The excess purchase price is allocated to the WPP Group and Arch Coal on a pro rata basis.

     (j) Represents the elimination of accumulated depletion associated with the acquisition of the Arch Coal Contributed Properties.

     (k) If at any time the General Partner and its affiliates own more than 80% of the outstanding common units, the General Partner has the right, but not the obligation, to purchase all of the common units at a price not less than their then market price. As of the closing of the initial public offering, the General Partner and its affiliates owned 60.4% of the outstanding common units. If NRP does not issue any equity securities prior to the expiration of the subordination period, the General Partner and its affiliates will own 80.2% of NRP's outstanding common units upon the conversion of subordinated units into common units at the end of the subordination period and will be able to exercise this call right.

PRO FORMA ADJUSTMENTS TO REVENUES AND DIRECT COSTS AND EXPENSES

     (l) Represents coal royalties, timber royalties, gain on sale of property, lease and easement income and other revenue related to properties not contributed to Natural Resource Partners by the WPP Group.

     (m) Represents property tax revenue and expenses and depletion directly related to properties not contributed to Natural Resource Partners by the WPP Group.

     (n) Represents the incremental depletion associated with the assets contributed by Arch Coal being recorded at fair value by Natural Resource Partners.

     (o) Pro forma as adjusted excess of revenues over direct costs and expenses does not include the historical general and administrative expenses related to the WPP Group and Arch Coal since these are not direct costs and expenses.

RECENT FEDERAL DISTRICT COURT RULINGS

     (p) On May 8, 2002, the United Stated District Court for the Southern District of West Virginia issued an order in Kentuckians for the Commonwealth v. Rivenburgh enjoining the Huntington, West Virginia office of the U.S. Army Corps of Engineers from issuing permits under
         Section 404 of the Clean Water Act for the construction of valley fills for the disposal of overburden from mountaintop

                         NATURAL RESOURCE PARTNERS L.P.

         mining operations solely for the purpose of waste disposal. In connection with this case, the plaintiffs also filed a motion to revoke an existing permit. The court did not rule on this motion because it did not have sufficient factual information. On June 17, 2002, the court denied a motion from the U.S. Army Corps of Engineers requesting a stay of the initial order and indicated that it would consider a properly filed motion to revoke the existing permit. The Corps filed an appeal on July 3, 2002. Oral argument in the Fourth Circuit Court of Appeals is scheduled for December 4, 2002.

         NRP is unable to predict the ultimate outcome of this decision or the impact this decision may have on itslessees' operations and, therefore, its results of operations. The ruling could be upheld or reversed on appeal, settled by the parties or overturned by legislation, and this process could take several years to complete. If the decision is ultimately upheld in whole or in part on appeal, NRP cannot predict how it would be interpreted or implemented by the applicable governmental agencies or courts. Future litigation could result from ambiguities in the current order or ambiguities contained in future orders or decisions. In addition, although this ruling applies only to the Huntington, West Virginia office of the U.S. Army Corps of Engineers, future litigation, including appellate review of this case, could ultimately broaden its applicability to other offices of the U.S. Army Corps of Engineers, including offices that have issued and may issue in the future permits to NRP's lessees for mining on its properties. NRP is also uncertain as to whether this ruling would impact only its lessees' future permits, or whether it would also apply to renewals of permits or to existing permits.

         As a result of the uncertain disposition and effect on NRP's lessees' operations from this ruling, NRP is unable to quantify or estimate the effect on its results of operations from this ruling. However, NRP's properties that are subject to the Huntington district generated $17.6 million, or 50%, of its pro forma coal royalty revenues for the nine months ended September 30, 2002 and $18.6 million, or 44%, of its pro forma coal royalty revenues for the year ended December 31, 2001. In addition, the properties contained 396 million tons, or 34%, of its proven and probable coal reserves as of December 31, 2001 and constituted $116 million, or 34%, of its pro forma net property and equipment as of September 30, 2002.

         Although it is possible that the ruling may result in a material adverse effect upon NRP's results of operations or financial condition, the financial information presented above is not intended to indicate the potential impact of Kentuckians decision for the reasons discussed above.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents..............................    $  6,956        $  4,415
     Restricted cash........................................       4,957           4,912
     Cash in escrow.........................................          --           1,000
     Accounts receivable....................................       5,346           2,787
     Other..................................................         113              37
                                                                --------        --------
          Total current assets..............................      17,372          13,151
Property and equipment, at cost.............................     156,544         121,424
     Less accumulated depletion and depreciation............     (50,529)        (47,321)
                                                                --------        --------
                                                                 106,015          74,103
Deferred financing costs....................................       2,120             970
                                                                --------        --------
       Total assets.........................................    $125,507        $ 88,224
                                                                ========        ========
                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt......................    $  3,139        $  2,966
     Note payable...........................................          --           7,848
     Accounts payable affiliate.............................          37              24
     Accrued liabilities....................................         602             720
     Reversionary interest payable..........................          --             865
                                                                --------        --------
          Total current liabilities.........................       3,778          12,423
Deferred revenue............................................       8,672           7,916
Long-term debt..............................................      90,339          47,716
Commitments and contingencies...............................
Partners' capital...........................................      22,718          20,169
                                                                --------        --------
          Total liabilities and partners' capital...........    $125,507        $ 88,224
                                                                ========        ========

                See accompanying notes to financial statements.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                           THREE MONTHS         NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
                                                            (UNAUDITED)         (UNAUDITED)
REVENUES:
     Coal royalties....................................  $ 5,907   $ 4,246   $16,220   $11,192
     Timber royalties..................................    1,002       180     2,620     3,629
     Gain on sale of property..........................        7     3,099        92     3,125
     Property tax......................................      548       484     1,186     1,059
     Other.............................................      383       318     1,128     1,158
                                                         -------   -------   -------   -------
          Total revenues...............................    7,847     8,327    21,246    20,163
EXPENSES:
     General and administrative........................      644       680     2,193     2,158
     Taxes other than income...........................      610       571     1,392     1,292
     Depreciation, depletion and amortization..........    1,324       526     3,337     1,459
                                                         -------   -------   -------   -------
          Total expenses...............................    2,578     1,777     6,922     4,909
                                                         -------   -------   -------   -------
Income from operations.................................    5,269     6,550    14,324    15,254
Other income (expenses):
     Interest expense..................................   (1,591)     (985)   (4,520)   (2,994)
     Interest income...................................       33        50       106       220
     Reversionary interest.............................       --    (1,048)     (561)   (1,048)
                                                         -------   -------   -------   -------
Net income.............................................  $ 3,711   $ 4,567   $ 9,349   $11,432
                                                         =======   =======   =======   =======
Partners' Capital
     Balance -- beginning of period....................  $22,307   $15,191   $20,169   $14,926
     Net income........................................    3,711     4,567     9,349    11,432
     Cash distributions................................   (3,300)   (2,700)   (6,800)   (9,300)
                                                         -------   -------   -------   -------
     Balance -- end of period..........................  $22,718   $17,058   $22,718   $17,058
                                                         =======   =======   =======   =======

                 See accompanying notes to financial statements

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  9,349   $ 11,432
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............     3,337      1,459
     Gain on sale of properties.............................       (92)    (3,125)
     Increase in deferred revenue...........................       756        746
     Change in current assets and liabilities --
       Accounts receivable..................................    (2,559)       (98)
       Other assets.........................................       (67)       (40)
       Accrued liabilities..................................      (106)       875
       Reversionary interest payable........................      (865)        --
                                                              --------   --------
          Net cash provided by operating activities.........     9,753     11,249
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties, net of payment made for
     reversionary interest..................................        92      3,635
  Repayment of notes payable................................    (7,848)        --
  Capital expenditures......................................   (35,120)        (8)
                                                              --------   --------
          Net cash provided by (used in) investing
           activities.......................................   (42,876)     3,627
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing...................................    45,000         --
  Deferred financing costs..................................    (1,287)        --
  Repayment of debt.........................................    (2,204)    (2,042)
  Distributions to partners.................................    (6,800)    (9,300)
  Cash placed in restricted accounts, net...................       (45)    (2,340)
  Cash returned from escrow.................................     1,000         --
                                                              --------   --------
          Net cash provided by (used in) financing
           activities.......................................    35,664    (13,682)
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     2,541      1,194
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     4,415      4,108
                                                              --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  6,956   $  5,302
                                                              ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $  4,520   $  2,994

                 See accompanying notes to financial statements

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND ORGANIZATION

     The accompanying unaudited condensed financial statements of Western Pocahontas Properties Limited Partnership ("Western Pocahontas") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     Western Pocahontas, a Delaware limited partnership, was formed in 1986 to own and manage land and mineral rights and timber located in West Virginia, Kentucky, Alabama, Maryland and Indiana. Western Pocahontas Corporation ("WPC"), a Texas corporation, serves as its general partner. All items of income and loss of the Partnership are allocated 1% to the general partner and 99% to the limited partners.

     Western Pocahontas enters into leases with various third-party operators for the right to mine coal reserves and harvest timber on Western Pocahontas' land in exchange for royalty payments. Generally, the coal lessees make payments based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments. The timber lessees make payments based on predetermined rates per board foot harvested.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With regard to intangible assets, SFAS No. 141 states that intangible assets acquired in a business combination subsequent to June 30, 2001 should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented to or exchanged, without regard to the acquirer's intent. The adoption of SFAS No. 141 did not have a material impact on the 2001 financial statements. SFAS No. 142 discontinues goodwill amortization; rather, goodwill will be subject to at least an annual fair-value based impairment test. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on Western Pocahontas' financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also requires disclosure that provides a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. Western Pocahontas is evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations --

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objectives of SFAS No. 144 are to establish one accounting model for long-lived assets to be disposed of by sale and to resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on Western Pocahontas' financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Western Pocahontas does not expect the adoption of SFAS No. 145 on January 1, 2003 to have a material impact on its financial position or results of operations.

3.      REVERSIONARY INTEREST

     The previous owner of the Western Pocahontas' coal and timber properties (CSX Corporation and certain of its affiliates, "CSX") retained a reversionary interest in those properties whereby it receives either a 25% or 28% interest in the properties and the net revenues from the properties after July 1, 2001, and in the net proceeds from any sale of property occurring prior to July 1, 2001.

     In December 2001, Western Pocahontas purchased from CSX its reversionary interest in Western Pocahontas' Kentucky properties for $2.0 million in cash and a note payable of $7.9 million (see note 5). The Partnership allocated $8.8 million to coal and timber properties and $1.1 million to a reduction in the reversionary interest payable for the six months ended December 31, 2001.

     In March 2002, Western Pocahontas purchased from CSX its reversionary interest in the remaining assets subject to the reversionary interest. Western Pocahontas allocated $35 million to coal and timber properties and $1.4 million to a reduction in the reversionary interest payable for the nine months ended September 30, 2002. The purchase was financed with a $45.0 million loan and a portion of the proceeds were used to retire the $7.9 million note that Western Pocahontas issued in December 2001 as part of the consideration for the purchase of the reversionary interest in Kentucky (see note 4).

4.      LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
7.60% fixed notes payable due April 1, 2013.................     $48,478        $50,682
7.84% fixed notes payable due March 1, 2012.................     $15,000             --
Variable rate senior notes bearing interest at 4.91% at
  September 30, 2002, due March 1, 2012.....................      30,000             --
Less -- Current portion of note payable.....................      (3,139)        (2,966)
                                                                 -------        -------
Long-term debt..............................................     $90,339        $47,716
                                                                 =======        =======

     The notes are collateralized by a mortgage on Western Pocahontas' properties, a security interest in accounts receivable, other assets, the partnership interests in Western Pocahontas and the common stock of WPC. Western Pocahontas is required to maintain an aggregate minimum balance of $3.0 million in cash and cash equivalents, which is pledged to its lenders. Western Pocahontas is allowed to make cash distribution to

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP its partners, provided that no event of default exists and the aggregate cash balance is not reduced below $4.0 million ($6.0 million beginning in March 2002) by any distribution.

     Western Pocahontas is required to contribute cash or cash equivalents to a debt service account when it receives coal or timber royalties greater than a predetermined amount or when it sells certain properties. Pursuant to these provisions, Western Pocahontas contributed $2.4 million to the debt service account for the year ending December 31, 2001, and $45,000 for the nine months ended September 30, 2002.

     On December 10, 2001, Western Pocahontas issued a $7.9 million non-interest bearing note payable to CSX in conjunction with the purchase of CSX's reversionary interest in properties located in Kentucky (see note 3). The note was due and paid off in March 2002. A discount of $152,000 was imputed for the period ended December 31, 2001 (see note 3).

5.      RELATED PARTY TRANSACTIONS

     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., provided certain administrative services to Western Pocahontas and charged it for direct costs related to the administrative services. The total expenses charged to Western Pocahontas under this arrangement were $290,000 and $202,000 for the nine month periods ended September 30, 2002 and 2001, respectively. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     Western Pocahontas has a management contract to provide certain management, engineering and accounting services to Great Northern. The contract provides for a $250,000 annual fee, and Great Northern paid a $187,500 fee in each of the nine months ended September 30, 2002 and 2001, which is intended to reimburse Western Pocahontas for its expenses. This fee is presented as other revenue in the accompanying statement of income. The contract may be canceled upon 90 days advance notice by Great Northern.

6.      COMMITMENTS AND CONTINGENCIES

  LEGAL

     Western Pocahontas is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on Western Pocahontas' financial position, liquidity or operations.

  ENVIRONMENTAL COMPLIANCE

     The operations conducted on Western Pocahontas properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, Western Pocahontas may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of Western Pocahontas' coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify Western Pocahontas against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Employees of Western Pocahontas regularly visit the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that Western Pocahontas' lessees will be able to comply with existing regulations and does not expect any lessee's failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. Western Pocahontas neither has incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the nine months ended September 30, 2002. Western Pocahontas is not associated with any environmental contamination that may require

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP remediation costs. However, lessees do, from time to time, conduct reclamation work on the properties under lease to them. Because Western Pocahontas is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. However, in the event any of Western Pocahontas' lessees are unable to complete its reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, Western Pocahontas could be held liable for these costs.

  GUARANTEES

     Western Pocahontas guaranteed a $2.0 million note payable of New Gauley, an entity that was formerly wholly owned by Western Pocahontas. At September 30, 2002, the outstanding balance on the note was approximately $1.6 million. As a result of the initial public offering of Natural Resource Partners, New Gauley retired the note (see note 8).

7.      SEGMENT INFORMATION

     Segment information has been provided in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Western Pocahontas' reportable segments are as follows:

     Coal Royalty. The coal royalty segment is engaged in managing Western Pocahontas' coal properties.

     Timber Royalty. The timber royalty segment is engaged in the selling of standing timber on Western Pocahontas' properties.

     The following is a summary of certain financial information relating to the Partnership's segments:

                                                COAL     TIMBER
                                               ROYALTY   ROYALTY    OTHER    COMBINED
                                               -------   -------   -------   --------
                                                           (IN THOUSANDS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)
Revenues.....................................  $16,220   $2,620    $ 2,406   $ 21,246
Operating costs and expenses.................   2,293       829        463      3,585
Depreciation, depletion and amortization.....   2,888       293        156      3,337
                                               -------   -------   -------   --------
Operating income.............................  $11,039   $1,498    $ 1,787   $ 14,324
                                               =======   =======   =======
Interest expense.............................                                  (4,520)
Interest income..............................                                     106
Reversionary interest........................                                    (561)
                                                                             --------
Net income...................................                                $  9,349
                                                                             ========
Total assets.................................  $90,839   $11,062   $23,606   $125,507
Capital expenditures.........................  29,670     5,450         --     35,120
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)
Revenues.....................................  $11,192   $3,629    $ 5,342   $ 20,163
Operating costs and expenses.................   2,256       749        445      3,450
Depreciation, depletion and amortization.....   1,164       205         90      1,459
                                                                             --------
Operating income.............................  $7,772    $2,675    $ 4,807   $ 15,254

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                                                COAL     TIMBER
                                               ROYALTY   ROYALTY    OTHER    COMBINED
                                               -------   -------   -------   --------
                                                           (IN THOUSANDS)
Interest expense.............................                                  (2,994)
Interest income..............................                                     220
Reversionary interest........................                                  (1,048)
                                                                             --------
Net income...................................                                $ 11,432
                                                                             ========
Total assets.................................  $55,439   $5,414    $12,501   $ 73,354
Capital expenditures.........................      --        --          8          8

8.      SUBSEQUENT EVENT

     On October 17, 2002, in connection with Natural Resource Partners' completion of its initial public offering of limited partnership units, Western Pocahontas transferred to NRP at historical cost certain coal royalty producing properties that are currently under lease to coal mine operators in exchange for common and subordinated units in NRP and a limited partnership interest in the general partner of NRP. Western Pocahontas also transferred a portion of its deferred revenue and $36 million of its long-term debt to NRP. The Partnership retained a coal reserve property that is leased to a third party that is experiencing permitting problems, as well as unleased coal reserve properties, surface and timberlands. In connection with the initial public offering New Gauley Coal Corporation retired the note payable that was guaranteed by the Partnership.

9.      PRIOR PERIOD ADJUSTMENT

     In order to correct an error in depletion expense for the three months ended June 30, 2002 due to a depletion rate for one lease being erroneously applied to several leases, depletion expense for the three months ended June 30, 2002 has been adjusted. The adjusted quarterly income statements as of June 30, 2002 and March 31, 2002 are as follows:

                                                              JUNE 30,   MARCH 31,
                                                                2002       2002
                                                              --------   ---------
REVENUES:
  Coal royalties............................................  $ 5,534     $ 4,779
  Timber royalties..........................................      995         623
  Gain on sale of properties................................       24          61
  Property tax..............................................       51         587
  Other.....................................................      534         211
                                                              -------     -------
  Total revenues............................................    7,138       6,261
                                                              -------     -------

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                                                              JUNE 30,   MARCH 31,
                                                                2002       2002
                                                              --------   ---------
EXPENSES:
  General and administrative................................      726         823
  Taxes other than income...................................       85         697
  Depreciation, depletion and amortization..................    1,306         707
                                                              -------     -------
  Total expenses............................................    2,117       2,227
                                                              -------     -------
Income from operations......................................    5,021       4,034
Other income (expense)
  Interest expense..........................................   (1,607)     (1,322)
  Interest income...........................................       38          35
  Reversionary interest.....................................        0        (561)
                                                              -------     -------
  Net income as adjusted....................................  $ 3,452     $ 2,186
                                                              =======     =======

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                                      (UNAUDITED)
                                  ASSETS
Current assets:
     Cash and cash equivalents..............................    $    418        $    749
     Restricted cash........................................      12,192           9,923
     Accounts receivable....................................       1,727           1,637
     Other..................................................          18              10
                                                                --------        --------
          Total current assets..............................      14,355          12,319
Property and equipment, at cost.............................      72,720          72,720
     Less accumulated depletion and depreciation............     (17,327)        (15,709)
                                                                --------        --------
                                                                  55,393          57,011
                                                                --------        --------
Deferred financing costs....................................         659             906
                                                                --------        --------
          Total assets......................................    $ 70,407        $ 70,236
                                                                ========        ========

                     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt......................    $  1,500        $  1,500
     Accrued liabilities....................................          84             140
     Accrued interest.......................................         322             311
                                                                --------        --------
          Total current liabilities.........................       1,906           1,951
Deferred revenue............................................       1,067           1,034
Long-term debt..............................................      46,000          47,125
Commitments and contingencies...............................          --              --
Partners' capital...........................................      21,434          20,126
                                                                --------        --------
          Total liabilities and partners' capital...........    $ 70,407        $ 70,236
                                                                ========        ========

                 See accompanying notes to financial statements

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                           THREE MONTHS         NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                         -----------------   -----------------
                                                          2002      2001      2002      2001
                                                         -------   -------   -------   -------
                                                            (UNAUDITED)         (UNAUDITED)
REVENUES:
     Coal royalties....................................  $ 1,928   $ 1,833   $ 5,370   $ 5,052
     Lease and easement income.........................       86        50       468       426
     Timber royalties..................................        6        --        51        --
     Gain on sale of property..........................       --        --        --       439
     Property tax......................................       30        29        61        62
     Other.............................................       --        75        --        --
                                                         -------   -------   -------   -------
          Total revenues...............................    2,050     1,987     5,950     5,979
EXPENSES:
     General and administrative........................      145       130       418       364
     Taxes other than income...........................       24        34        68        76
     Depreciation, depletion and amortization..........      662       482     1,865     1,560
                                                         -------   -------   -------   -------
          Total expenses...............................      831       646     2,351     2,000
                                                         -------   -------   -------   -------
Income from operations.................................    1,219     1,341     3,599     3,979
Other income (expenses):
     Interest expense..................................     (591)     (878)   (1,732)   (2,958)
     Interest income...................................       37       106       102       278
                                                         -------   -------   -------   -------
Net income.............................................  $   665   $   569   $ 1,969   $ 1,299
                                                         =======   =======   =======   =======
Partners' Capital
     Balance -- beginning of period....................  $20,769   $18,264   $20,126   $18,385
     Net income........................................      665       569     1,969     1,299
     Cash distributions................................       --        --      (661)     (851)
                                                         -------   -------   -------   -------
     Balance -- end of period..........................  $21,434   $18,833   $21,434   $18,833
                                                         =======   =======   =======   =======

                 See accompanying notes to financial statements

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 1,969   $ 1,299
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............    1,865     1,560
     Gain on sale of properties.............................       --      (439)
     Change in current assets and liabilities --
       Accounts receivable..................................      (90)      526
       Other assets.........................................       (8)       (9)
       Accrued liabilities and interest.....................      (45)     (178)
       Deferred revenue.....................................       33       139
                                                              -------   -------
          Net cash provided by operating activities.........    3,724     2,898
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties..........................       --       474
                                                              -------   -------
          Net cash provided by investing activities.........       --       474
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................   (1,125)   (1,125)
  Distributions to partners.................................     (661)     (851)
  Restricted cash and cash equivalents placed debt service
     reserve................................................   (2,269)   (1,904)
                                                              -------   -------
          Net cash used in financing activities.............   (4,055)   (3,880)
                                                              -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (331)     (508)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      749     1,161
                                                              -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   418   $   653
                                                              =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $ 1,721   $ 3,192

                 See accompanying notes to financial statements

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND ORGANIZATION

     The accompanying unaudited condensed financial statements of Great Northern Properties Limited Partnership ("Great Northern") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     Great Northern, a Delaware limited partnership, was formed in 1992 to own and manage land and mineral rights located in Montana, North Dakota, Wyoming, Illinois and Washington. GNP Management Corporation ("GNP"), a Delaware corporation, serves as its general partner. All items of income and loss of Great Northern are allocated 1% to the general partner and 99% to the limited partners.

     Great Northern enters into leases with various coal mine operators for the right to mine coal reserves on Great Northern's land in exchange for royalty payments. Generally, the lessees make payments to Great Northern based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual payments.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With regard to intangible assets, SFAS No. 141 states that intangible assets acquired in a business combination subsequent to June 30, 2001 should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented to or exchanged, without regard to the acquirer's intent. The adoption of SFAS No. 141 did not have a material impact on the 2001 financial statements. SFAS No. 142 discontinues goodwill amortization; rather, goodwill will be subject to at least an annual fair-value based impairment test. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the Partnership's financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also requires disclosure that provides a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. Management is evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations --

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objectives of SFAS No. 144 are to establish one accounting model for long-lived assets to be disposed of by sale and to resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on Great Northern's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 on January 1, 2003 to have a material impact on Great Northern's financial position or results of operations.

3.      NONPARTICIPATING ROYALTY INTEREST

     The previous owner of Great Northern's coal properties, Meridian Minerals Company ("Meridian"), a subsidiary of Burlington Resources, Inc., retained a nonparticipating royalty interest in certain properties that were not leased at the time of acquisition at a royalty rate ranging from 2% to 5%. Such properties are presently not leased. In the event any of the properties subject to the nonparticipating royalty interest are sold to a third party, Meridian will receive a certain percentage of the selling price.

4.      LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2002            2001
                                                                 -------------   ------------
                                                                  (UNAUDITED)
                                                                        (IN THOUSANDS)
    Floating rate notes, bearing interest at 4.70%, at December
      31, 2001 and September 30, 2002, respectively, due
      September 30, 2004.......................................     $47,500        $48,625
    Less -- Current portion of note payable....................      (1,500)        (1,500)
                                                                    -------        -------
    Long-term debt.............................................     $46,000        $47,125
                                                                    =======        =======

     The notes are collateralized by a mortgage on Great Northern's properties, a security interest in accounts receivable, other assets, the partnership interests in Great Northern and the debt service account established by Great Northern. The debt service account is funded quarterly with 100% of Great Northern's cash flows, defined as all cash revenue received by Great Northern, net of any operating expenses and management fees and up to a maximum of 20% of positive operating income to be used to pay the portion of the partners' income tax liabilities attributable to Great Northern, less $250,000 in cash to be retained for general operating purposes.

     The debt reserve account will be used to collateralize the notes until the balance of the account reaches a minimum of $10.0 million, after which the amount in excess of $10.0 million may be applied directly to the outstanding balance of the notes. Great Northern contributed $1.9 million and $2.3 million to the debt service account for the nine-month periods ended September 30, 2001 and 2002, respectively (see note 7).

5.      RELATED PARTY TRANSACTIONS

     Great Northern has a management contract to receive management, engineering and accounting services from Western Pocahontas. The contract provides for an annual fee of $250,000 of which $187,500 is for the

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP nine month period ended September 30, 2002. Such amounts are reflected in general and administrative expenses in the accompanying statements of income. The contract may be canceled upon 90 days advance notice to the Partnership.

6.      COMMITMENTS AND CONTINGENCIES

  LEGAL

     Great Northern is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on Great Northern's financial position, liquidity or operations.

  ENVIRONMENTAL COMPLIANCE

     The operations conducted on Great Northern properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, Great Northern may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of Great Northern's coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify Great Northern against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Great Northern causes visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that Great Northern's lessees will be able to comply with existing regulations and does not expect any lessee's failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. Great Northern neither has incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the nine months ended September 30, 2002. Great Northern is not associated with any environmental contamination that may require remediation costs. However, lessees do, from time to time, conduct reclamation work on the properties under lease to them. Because Great Northern is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. However, in the event any lessee is unable to complete its reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, Great Northern could be held liable for these costs.

7.      SUBSEQUENT EVENT

     On October 17, 2002 in connection with Natural Resource Partners' completion of its initial public offering of limited partnership units, Great Northern transferred to NRP at historical cost certain coal royalty producing properties that are currently under lease to coal mine operators in exchange for common and subordinated units of NRP and a limited partnership interest in the general partner of NRP. Great Northern also transferred a portion of its deferred revenue and $8.9 million of its long-term debt to NRP. Great Northern retained unleased coal reserve properties and surface land. Because the underwriters of the initial public offering of NRP units did not exercise their option to purchase additional units of NRP, Great Northern purchased 66,353 common units on November 18, 2002 for $1.3 million.

     Simultaneously with NRP's initial public offering of units, Great Northern restructured its remaining long-term debt. In connection with the restructuring, Great Northern used approximately $10.5 million of funds in its debt reserve account to pay down debt and executed two new promissory notes for $14.9 million

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP per note. The notes are payable to a bank and to the majority owner of the general partner of the Partnership. The terms of the notes are as follows:

                                                              PRINCIPAL
                                                                AMOUNT
                                                              ----------
                                                                 (IN
                                                              THOUSANDS)
Floating rate (senior) note bearing interest at 4.58% on
  October 17, 2002, maturing October 16, 2003...............   $14,925
Floating rate (subordinated) note bearing interest at 6.75%
  on October 16, 2002, maturing October 17, 2003............    14,925
                                                               -------
                                                               $29,850
                                                               =======

                          NEW GAULEY COAL CORPORATION

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents..............................     $   766        $   399
     Accounts receivable....................................         107            106
                                                                 -------        -------
          Total current assets..............................         873            505
Property and equipment, at cost.............................       6,490          6,490
     Less accumulated depletion and depreciation............      (2,899)        (2,786)
                                                                 -------        -------
                                                                   3,591          3,704
Deferred financing costs....................................         193            201
Note receivable.............................................         200            200
Other.......................................................          37             15
                                                                 -------        -------
          Total assets......................................     $ 4,894        $ 4,625
                                                                 =======        =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt......................     $   105        $    99
     Accrued liabilities....................................          88            107
                                                                 -------        -------
          Total current liabilities.........................         193            206
Deferred revenue............................................       3,350          3,601
Long-term debt..............................................       1,504          1,584
Commitments and contingencies...............................          --             --
Stockholders equity (deficit)
     Common stock, $100 par value, 25,000 shares authorized,
       21,378 issued and outstanding........................       2,137          2,137
     Accumulated (deficit)..................................      (2,290)        (2,903)
                                                                 -------        -------
          Total stockholders' (deficit).....................        (153)          (766)
                                                                 -------        -------
       Total liabilities and stockholders' equity
          (deficit).........................................     $ 4,894        $ 4,625
                                                                 =======        =======

                 See accompanying notes to financial statements

                          NEW GAULEY COAL CORPORATION

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                              -------------   ---------------
                                                              2002    2001     2002     2001
                                                              -----   -----   ------   ------
                                                               (UNAUDITED)      (UNAUDITED)
REVENUES:
     Coal royalties.........................................  $ 398   $ 376   $1,336   $1,152
     Gain on sale of property...............................     --      --       --       --
     Property tax...........................................     20      27       20       27
     Other..................................................     --      --       52       83
                                                              -----   -----   ------   ------
          Total revenues....................................    418     403    1,408    1,262
EXPENSES:
     General and administrative.............................     (5)     11       54       31
     Taxes other than income................................     27      33       38       44
     Depreciation, depletion and amortization...............     48      53      127      159
                                                              -----   -----   ------   ------
          Total expenses....................................     70      97      219      234
                                                              -----   -----   ------   ------
Income from operations......................................    348     306    1,189    1,028
Other income (expenses):
     Interest expense.......................................    (31)    (34)     (95)    (100)
     Interest income........................................      7      --       22       --
     Reversionary interest..................................    (69)    (34)    (103)     (34)
                                                              -----   -----   ------   ------
Net income..................................................  $ 255   $ 238   $1,013   $  894
                                                              =====   =====   ======   ======
Stockholders' equity (deficit)
     Balance -- beginning of period.........................  $(408)  $(733)  $ (766)  $ (989)
     Net income.............................................    255     238    1,013      894
     Dividends..............................................     --      --     (400)    (400)
                                                              -----   -----   ------   ------
     Balance -- end of period...............................  $(153)  $(495)  $ (153)  $ (495)
                                                              =====   =====   ======   ======

                 See accompanying notes to financial statements

                          NEW GAULEY COAL CORPORATION

                            STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               2002       2001
                                                              ------   -----------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $1,013      $ 894
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............     127        159
     Change in current assets and liabilities --
       Accounts receivable..................................     (23)      (111)
       Other assets.........................................      (6)        (4)
       Accrued liabilities..................................     (19)        24
       Deferred revenue.....................................    (251)      (131)
                                                              ------      -----
          Net cash provided by operating activities.........     841        831
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................     (74)       (68)
  Dividends.................................................    (400)      (400)
                                                              ------      -----
          Net cash used in financing activities.............    (474)      (468)
                                                              ------      -----
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     367        363
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     399        342
                                                              ------      -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  766      $ 705
                                                              ======      =====
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $   95      $ 100

                 See accompanying notes to financial statements

                          NEW GAULEY COAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND ORGANIZATION

     The accompanying unaudited condensed financial statements of New Gauley Coal Corporation ("New Gauley") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     New Gauley, a West Virginia subchapter S corporation, was incorporated in 1918 to own and manage land and mineral rights. New Gauley owns property located in Alabama and West Virginia.

     New Gauley enters into leases with various coal mine operators for the right to mine coal reserves on New Gauley's land in exchange for royalty payments. Generally, the lessees make payments to New Gauley based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With regard to intangible assets, SFAS No. 141 states that intangible assets acquired in a business combination subsequent to June 30, 2001 should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented to or exchanged, without regard to the acquirer's intent. The adoption of SFAS No. 141 did not have a material impact on New Gauley's 2001 financial statements. SFAS No. 142 discontinues goodwill amortization; rather, goodwill will be subject to at least an annual fair-value based impairment test. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on New Gauley's financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also requires disclosure that provides a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. Management is evaluating the future financial effects of adopting SFAS No. 143 and expects to adopt the standard effective January 1, 2003.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues

                          NEW GAULEY COAL CORPORATION
related to SFAS No. 121. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on New Gauley's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 on January 1, 2003 to have a material impact on its financial position or results of operations.

3.      REVERSIONARY INTEREST

     The previous owner of some of New Gauley's coal properties (CSX Corporation and certain of its affiliates, "CSX") retained a reversionary interest in certain of those properties whereby it receives a 25% interest in the properties and the net revenues from the properties after July 1, 2001, and in the net proceeds of any property sale occurring prior to July 1, 2001. The reversionary interest only applies to New Gauley's Alabama property. In March 2002, Western Pocahontas, which formerly owned New Gauley, purchased the reversionary interest from CSX. As a result of this transaction, the Alabama property is now owned 25% by Western Pocahontas and 75% by New Gauley.

4.      NOTE RECEIVABLE

     In June 2001, New Gauley loaned $200,000 to a third party. The agreement requires the third party to use the proceeds to develop certain coal properties it owned. In exchange for the loan, New Gauley will receive a royalty on coal produced from the developed properties. The total royalty received by New Gauley is limited to the greater of $200,000 plus 15% interest per year or $240,000. If no royalties are received by June 2005, the third party is required to repay the note with interest. New Gauley has accrued $37,500 of interest income related to this note. This agreement may be terminated at any time by the third party by repayment of the note.

5.      LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2002            2001
                                                                 -------------   ------------
                                                                  (UNAUDITED)
                                                                        (IN THOUSANDS)
    7.60% fixed note payable due April 1, 2013.................     $1,609          $1,683
    Less -- Current portion of note payable....................       (105)            (99)
                                                                    ------          ------
    Long-term debt.............................................     $1,504          $1,584
                                                                    ======          ======

     The note is collateralized by a mortgage on New Gauley's properties, a security interest in accounts receivable, other assets, the stockholders' interest in New Gauley and the debt service account established by New Gauley. The note is guaranteed by Western Pocahontas.

     New Gauley is required to contribute cash or cash equivalents to a debt service account when New Gauley receives royalties greater than a predetermined amount or sells qualified properties. New Gauley was not required to contribute to the debt service account for the nine months ended September 30, 2002 and 2001, respectively (see note 7).

                          NEW GAULEY COAL CORPORATION

6.      COMMITMENTS AND CONTINGENCIES

  LEGAL

     New Gauley is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on New Gauley's financial position, liquidity or operations.

  ENVIRONMENTAL COMPLIANCE

     The operations conducted on New Gauley properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, New Gauley may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of New Gauley's coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify New Gauley against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. New Gauley causes visits to regularly visit the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that New Gauley's lessees will be able to comply with existing regulations and does not expect any lessee's failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. New Gauley neither has incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the nine months ended September 30, 2002. New Gauley is not associated with any environmental contamination that may require remediation costs. However, lessees do, from time to time, conduct reclamation work on our properties under lease to them. Because New Gauley is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. However, in the event any lessee are unable to complete its reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, New Gauley could be held liable for these costs.

7.      SUBSEQUENT EVENTS

     On October 17, 2002 in connection with Natural Resource Partners' completion of its initial public offering of limited partnership units, New Gauley transferred certain coal royalty producing properties that are currently under lease to coal mine operators in an exchange for common and subordinated units and a limited partnership interest in the general partner of NRP. New Gauley also transferred a portion of its deferred revenue as well as its long-term debt to NRP, but it retained unleased coal reserve properties. Because the underwriters of the initial public offering of NRP did not elect to exercise their option to purchase additional units of NRP, New Gauley purchased an additional 9,150 common units on November 18, 2002 for $183,000.

                        ARCH COAL CONTRIBUTED PROPERTIES

             STATEMENTS OF ASSETS PURCHASED AND LIABILITIES ASSUMED
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Accounts receivable from lessees............................    $   1,411      $   1,434
                                                                ---------      ---------
     Total current assets...................................        1,411          1,434
Coal lands and mineral rights:
     Coal lands and mineral rights, at cost.................      242,730        242,730
     Less accumulated depletion.............................     (158,034)      (153,431)
                                                                ---------      ---------
                                                                   84,696         89,299
                                                                ---------      ---------
Total assets................................................    $  86,107      $  90,733
                                                                =========      =========

                                       LIABILITIES
Current liabilities:
     Property tax payable...................................    $     631      $     771
                                                                ---------      ---------
Total current liabilities...................................          631            771
Deferred revenue............................................       10,662         10,409
                                                                ---------      ---------
Total liabilities...........................................       11,293         11,180
                                                                ---------      ---------
Net assets purchased........................................    $  74,814      $  79,553
                                                                =========      =========

                 See accompanying notes to financial statements

                        ARCH COAL CONTRIBUTED PROPERTIES

              STATEMENTS OF REVENUES AND DIRECT COSTS AND EXPENSES
                                 (IN THOUSANDS)

                                                            THREE MONTHS        NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ----------------   -----------------
                                                           2002      2001     2002      2001
                                                          ------    ------   -------   -------
                                                            (UNAUDITED)         (UNAUDITED)
REVENUES
     Coal royalties.....................................  $4,971    $4,471   $13,851   $13,802
     Other royalties....................................     369       292     1,294     1,022
     Property Tax.......................................     268       258       806       774
                                                          ------    ------   -------   -------
          Total revenues................................   5,608     5,021    15,951    15,598
                                                          ------    ------   -------   -------
EXPENSES
     Depletion..........................................   1,634     1,580     4,603     4,805
     Property tax.......................................     268       258       806       774
     Other expense......................................     101        41       512       188
                                                          ------    ------   -------   -------
          Total expenses................................   2,003     1,879     5,921     5,767
                                                          ------    ------   -------   -------
Excess of revenue over direct costs and expenses........  $3,605    $3,142   $10,030   $ 9,831
                                                          ======    ======   =======   =======

                 See accompanying notes to financial statements

                        ARCH COAL CONTRIBUTED PROPERTIES

                         NOTES TO FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

     The accompanying unaudited financial statements Arch Coal Contributed Properties have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In management's opinion, the unaudited financial statements included herein contain all adjustments necessary to present fairly the assets purchased and liabilities assumed of the properties acquired from Arch Coal, Inc. and the revenues and direct costs and expenses of the acquired properties for the periods indicated. Such adjustments are of a normal, recurring nature.

     Ark Land Company ("Ark Land") is a wholly owned subsidiary of Arch Coal, Inc. ("Arch Coal"). Ark Land owns and manages land and mineral rights primarily located in the Western, Central Appalachian and the Illinois Basins. In conjunction with the initial public offering of Natural Resource Partners, Ark Land contributed certain owned land and coal interests on which coal leasing activity occurs to Natural Resource Partners. Ark Land retained owned land and mineral reserves with no leasing activity as well as other land and mineral reserves controlled through leasing arrangements. The accompanying statements have been prepared on Ark Land's historical cost basis in the Arch Coal Contributed Properties.

     The Arch Coal Contributed Properties were not a legal entity and, except for revenues earned from the properties and certain direct costs and expenses of the properties and assets acquired and liabilities assumed, no separate financial information was maintained. The Arch Coal Contributed Properties did not maintain stand-alone corporate treasury, legal, tax, human resources, general administration and other similar corporate support functions. Corporate general and administrative expenses were not previously allocated to the Arch Coal Contributed Properties, nor were they allocated in connection with the preparation of the accompanying statements because there was not sufficient information to develop a reasonable cost allocation. Because the separate and distinct accounts necessary to present individual balance sheets and income statements of the Arch Coal Contributed Properties had not been maintained as of and for the three and nine month periods ending September 30, 2002 and 2001, Statements of Revenues and Direct Costs and Expenses and Assets Purchased and Liabilities Assumed have been prepared.

     The accompanying Statements of Revenues and Direct Costs and Expenses and Statements of Assets Purchased and Liabilities Assumed are not intended to be a complete presentation of the financial position and results of operations of the Arch Coal Contributed Properties. The accompanying financial statements were prepared to comply with the requirements of the Securities and Exchange Commission for inclusion in this Form 10-Q, and to provide information regarding the Arch Coal Contributed Properties to investors in Natural Resource Partners.

     With respect to cash flows, the Arch Coal Contributed Properties do not maintain cash accounts. Cash receipts and expenditures are maintained by Ark Land. However, the following information is provided to identify direct cash flows generated from the Arch Coal Contributed Properties:

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS)
Excess of revenue over direct costs and expenses............  $10,030   $ 9,808
  Adjustments to reconcile to net cash provided from
     Contributed Properties:
     Depletion..............................................    4,603     4,805

                                                                 NINE MONTHS
                                                                    ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS)
     Change in working capital
       Accounts receivable..................................       23        87
       Accrued liabilities..................................     (140)     (261)
       Deferred royalties...................................      253       333
                                                              -------   -------
          Direct cash flow from Arch Coal Contributed
             Properties.....................................  $14,769   $14,772
                                                              =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Natural Resource Partners is a master limited partnership recently formed by the WPP Group, the largest owner of coal reserves in the United States other than the U.S. government, and Arch Coal, Inc. the second largest U.S. coal producer. NRP engages principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States:
Appalachia, the Illinois basin and the Western United States. As of December 31, 2001 NRP controlled approximately 1.15 billion tons of proven and probable coal reserves in eight states. An initial public offering of NRP's units was completed on October 17, 2002, subsequent to the end of the period covered by this filing.

     The WPP Group and Ark Land Company, an affiliate of Arch Coal, Inc. contributed properties to NRP that were under lease to coal mine operators. The WPP Group has retained other unleased coal reserve properties, surface lands and timberlands. The financial statements and related discussions for the members of the WPP Group include results of operations related to these retained properties. The financial statements for the WPP Group do not reflect the results that would have been obtained if only the contributed properties had been presented. The Arch Coal Contributed Properties financial statements include only properties that were contributed to NRP. The Arch Coal Contributed Properties is not a legal entity and, except for revenues earned from the properties and certain direct costs and expenses of the properties, no separate financial information was maintained or is presented.

     NRP leases coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine NRP's coal reserves in exchange for royalty payments. NRP's royalty payments are based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, subject to a minimum annual or quarterly payment. As of September 30, 2002, NRP's reserves were located on 45 separate properties and are subject to 62 leases with 31 lessees. In 2001, approximately 57% of the coal produced from NRP's properties came from underground mines and 43% came from surface mines. As of December 31, 2001, approximately 65% of NRP's reserves were low sulfur coal. Included in NRP's low sulfur reserves is compliance coal, which meets the standards imposed by the Clean Air Act and constitutes approximately 25% of NRP's reserves. Coal produced from NRP's properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. In 2001, NRP's lessees produced 29 million tons of coal from NRP's properties and NRP's total revenues were $47.2 million on a pro forma basis, including coal royalty revenues of $42.4 million. Approximately 12% of NRP's lessees' 2001 coal production was metallurgical coal, which NRP's lessees sold to steel companies in the Eastern United States, South America, Europe and Asia.

     NRP's revenue and profitability are almost entirely dependent on its lessees' ability to mine and market its coal reserves. Coal royalties are paid to NRP on the basis of a percentage of the sales price of the coal, subject to a minimum royalty per ton. In addition, NRP's leases specify minimum monthly, quarterly or annual royalties. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in future periods. NRP does not recognize these minimum royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are carried as deferred revenue, a liability on the balance sheet.

     Most of NRP's coal is produced by publicly held companies with professional and sophisticated sales departments. NRP estimates that 75% of its coal is sold by its lessees under coal supply contracts that extend for one year or more. Coal supply contracts with terms of one year or more are becoming increasingly rare. Thus, NRP's coal royalty revenue stream is increasingly affected by changes in market price of coal.

     During the last few years, steam coal prices have varied greatly. At the beginning of 2000, demand for steam coal was depressed due to excessive stockpiling of coal by utilities in anticipation of "Y2K" problems. By late summer of 2000, these stockpiles returned to normal levels, utilities reentered the market to buy coal and sufficient supply was not available to meet demand. These events contributed to a rapid increase in coal prices during late 2000. These higher spot prices prevailed for most of 2001. In late 2001, prices began to decline as demand for coal fell due to unusually warm weather during the winter of 2001-2002 and the sluggish U.S. economy. The effect of these lower spot prices on NRP's results of operations for the near future should be limited because its lessees will receive previously contracted prices for much of their production. The prices have stabilized at recent historical levels during 2002. Coal prices are the result of the interaction of a number of factors, including supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions.

     During 2001, approximately 14% of NRP's coal royalty revenues were from metallurgical coal. Prices of metallurgical coal have remained relatively stable in the past two years. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal production has gradually decreased during the past few years due to a decline in exports as a result of the strength of the U.S. dollar and increasing use of electric arc furnaces and pulverized coal, rather than metallurgical coal, for steel production. Metallurgical coal can also be used as a steam coal. However, some metallurgical coal mines on NRP's properties may only operate profitably if all or a portion of their production is sold as metallurgical coal due to its higher price. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may close.

     In addition to coal royalty revenue, NRP will generate nominal revenue from royalties on oil and gas and coalbed methane leases, an overriding royalty arrangement and wheelage payments, which are toll payments for the right to transport third-party coal over or through its property. NRP will not have any timber revenues in the future because the WPP Group has retained all of the timber on its properties, and the Arch Coal Contributed Properties do not include any timber assets.

     Most lessees are required to reimburse NRP for property taxes paid on the leased property. These property tax reimbursements are shown as revenue in the financial statements. The corresponding property tax expenses are included as "taxes other than income." The WPP Group's property tax expenses are higher than its property tax revenue because the WPP Group is retaining certain properties and because some of the properties contributed by the WPP Group are unleased and, therefore, no reimbursements are received.

     General and administrative expenses include salary and benefits, rent, expenses and other costs related to managing the properties. An affiliate charges the WPP Group for certain finance, tax, treasury and insurance expenses. The Arch Coal Contributed Properties did not maintain stand-alone corporate treasury, legal, tax, human resources, general administration or other similar corporate support functions. Corporate general and administrative expenses have not been previously allocated to the Arch Coal Contributed Properties because there was not sufficient information to develop a reasonable cost allocation. In the future, NRP will reimburse the General Partner and its affiliates for direct and indirect expenses they incur on NRP's behalf, including general and administrative expenses.

     Depreciation, depletion and amortization consists primarily of depletion on the coal properties. Depletion of coal reserves is calculated on a unit-of-production basis and thus fluctuates with coal production for the period.

RESULTS OF OPERATIONS

  NATURAL RESOURCE PARTNERS L.P. (PRO FORMA)

     The following tables set forth certain financial and operating data for the periods presented:

                                                   THREE MONTHS         NINE MONTHS
                                                       ENDED               ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                 -----------------   -----------------
                                                  2002      2001      2002      2001
                                                 -------   -------   -------   -------
Coal Royalties (in thousands)
  Western Pocahontas Properties................  $ 5,907   $ 4,246   $16,220   $11,192
  Great Northern Properties....................    1,928     1,833     5,370     5,052
  New Gauley Coal Corporation..................      398       376     1,336     1,152
  Arch Coal Contributed Properties.............    4,971     4,471    13,851    13,802
                                                 -------   -------   -------   -------
     Total Combined............................  $13,204   $10,926   $36,777   $31,198
  Adjustments for Properties Retained..........     (373)       (1)   (1,156)     (131)
                                                 -------   -------   -------   -------
  Pro Forma Natural Resource Partners..........  $12,831   $10,925   $35,621   $31,067
                                                 =======   =======   =======   =======
Production (thousands of tons)
  Western Pocahontas Properties................    3,280     2,731     9,008     7,653
  Great Northern Properties....................    1,832     1,437     5,422     4,782
  New Gauley Coal Corporation..................      134       180       445       552
  Arch Coal Contributed Properties.............    2,961     2,747     8,278     8,493
                                                 -------   -------   -------   -------
     Total Combined............................    8,207     7,095    23,153    21,480
  Adjustments for Properties Retained..........     (377)       (9)   (1,586)   (1,263)
                                                 -------   -------   -------   -------
  Pro Forma Natural Resource Partners..........    7,830     7,086    21,567    20,217
                                                 =======   =======   =======   =======
Pro Forma Average Royalty Revenue ($ per
  ton).........................................  $  1.64   $  1.54   $  1.65   $  1.54

  WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

    THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Combined revenues for the three months ended September 30, 2002 were $7.8 million compared to $8.3 million for the three months ended September 30, 2001, a decrease of $0.5 million, or 6.0%. Coal and timber royalty income increased $1.7 million and $0.8 million, respectively, but were offset by a $3.1 million decrease in gain on sales of property.

     Coal royalty revenues for the three months ended September 30, 2002 were $5.9 million compared to $4.2 million for the three months ended September 30, 2001, an increase of $1.7 million, or 40.5%. Over these same periods, production increased by 0.6 million tons, or 22%, from 2.7 million tons to 3.3 million tons. The increases in production and coal royalties were primarily due to:

     - In Eastern Kentucky, royalty revenue decreased $0.6 million due to lower production at one of the mines on Western Pocahontas' Evans-Laviers property.

     - In Southern West Virginia, the West Fork property had increased royalties of $1.2 million due to a longwall mine moving onto the property, while the Dorothy property had increased royalties of $0.5 million due to a new surface mining operation. On the Welch/Wyoming property, royalties increased $0.2 million due to a new mine increasing production.

     - In Northern West Virginia, there was an increase in royalties of $0.3 million from the Thomas property as production shifted onto Western Pocahontas' property from adjacent property.

     Timber revenues for the three months ended September 30, 2002 were $1.0 million and for the three months ended September 30, 2001 were $0.2 million, an increase of $0.8 million, or 400%. The increase is due to Western Pocahontas deferring the harvest of timber during the second half of 2001 due to poor markets, lower prices and decline in demand.

     Gain on sale of property was $3.1 million in the three months ended September 30, 2001 related to the sale of 1,928 acres of surface land.

     Expenses: Western Pocahontas' aggregate expenses for the three months ended September 30, 2002 were $2.6 million compared to $1.8 million for the three months ended September 30, 2001, an increase of $0.8 million, or 44.4%, due primarily to an increase in depletion rates attributable to the purchase of the reversionary interest (described below) along with an increase in coal production and timber harvest.

     Other Income (Expense): Interest expense was $1.6 million for the three months ended September 30, 2002 compared to $1.0 million for three months ended September 30, 2001, an increase of $0.6 million, or 60%. This increase is due to additional interest expense on the debt arising from the acquisition of the reversionary interest in March 2002.

     Reversionary Interest: The previous owner of Western Pocahontas' coal and timber properties (CSX Corporation and certain of its affiliates "CSX") retained a reversionary interest in those properties whereby it received either a 25% or 28% interest in the net revenues derived from the properties after July 1, 2001 and in the net proceeds of any property sale occurring prior to July 1, 2001.

     In December 2001, Western Pocahontas issued an $8.0 million non-interest bearing note ($7.9 million net of imputed interest) payable to CSX in conjunction with the purchase of CSX's reversionary interest in the properties located in Kentucky. In March 2002, Western Pocahontas purchased the reversionary interest in the remaining properties.

     Net Income: Net income was $3.7 million for the three months ended September 30, 2002 compared to $4.6 million for the three months ended September 30, 2001, a decrease of $0.9 million, or 19.6%. This decrease is primarily due to a decrease in property sales offset by the extinguishment of the reversionary interest in March 2002, the increase in depletion and in interest expense, partially offset by an increase in coal and timber royalties.

    NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Combined revenues for the nine months ended September 30, 2002 were $21.2 million compared to $20.2 million for the nine months ended September 30, 2001, an increase of $1.0 million, or 5.0%. Coal royalties increased $5.0 million, which were offset by a $1.0 million decrease in timber royalties and a $3.0 million decrease in gain on sales of properties.

     Coal royalty revenues for the nine months ended September 30, 2002 were $16.2 million compared to $11.2 million for the nine months ended September 30, 2001, an increase of $5.0 million, or 44.6%. Over these same periods, production increased by 1.3 million tons, or 16.9%, from 7.7 million tons to 9.0 million tons. The increase in production and coal royalties were primarily due to:

     - In Southern West Virginia, royalties increased on the West Fork and Eunice properties by $2.8 and $1.0 million, respectively, due to longwall mines moving onto both properties. On the Welch/ Wyoming property, royalties increased by $0.9 million due to a new mine opening on the property. On the Dorothy property royalties increased by $0.8 million due to increased surface mine production, while royalties declined on the Rockhouse property by $0.6 million due to geologic related production problems.

     - In Indiana, royalties decreased $0.6 million due to a higher proportion of the mines' production being on adjacent property.

     - In Northern West Virginia, royalties increased $0.7 million due to a new mine being opened on the Thomas property, adding $1.1 million that was partially offset by two mines phasing down their production.

     Timber revenues decreased to $2.6 million for the nine months ended September 30, 2002 from $3.6 million for the nine months ended September 30, 2001, a decrease of $1.0 million, or 27.8%. This decrease resulted from decreased harvest in Southern West Virginia. This was partially offset by higher royalty rates due to a renegotiated contract.

     Gain on sale of property and equipment was only $0.1 million for the nine months ended September 30, 2002 compared to $3.1 million for the nine months ended September 30, 2001, a decrease of $3.0 million. The gain in 2001 represents the sale of 1,928 acres of surface property.

     Expenses: Expenses were $6.9 million for the nine months ended September 30, 2002 compared to $4.9 million for the nine months ended September 30, 2001, an increase of $2.0 million, or 40.8%, primarily because of an increase in coal depletion due to the increase in depletion rates associated with the purchase of the reversionary interest. In order to correct an error in calculating depletion expense for the three months ended June 30, 2002, Western Pocahontas has adjusted its income statement for that quarter by adding $0.5 million to depreciation, depletion and amortization, resulting in a decrease in net income by a like amount.

     Other Income (Expense): Interest expense was $4.5 million for the nine months ended September 30, 2002 compared to $3.0 million for nine months ended September 30, 2001, an increase of $1.5 million, or 50%, resulting from the additional debt incurred from the acquisition of the reversionary interest from CSX.

     Net Income: Net income was $9.3 million for the nine months ended September 30, 2002 compared to $11.4 million for the nine months ended September 30, 2001, a decrease of $2.1 million, or 18.4%. The decrease is attributable to decreases in gain on sales of property and timber royalty revenue as well as an increase in interest and depletion expense partially offset by an increase in coal royalty revenue.

 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

    THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Combined revenues for the three months ended September 30, 2002 were $2.1 million compared to $2.0 million for the three months ended September 30, 2001, an increase of $0.1 million, or 5.0%. Coal royalty revenues for the three months ended September 30, 2002 were $1.9 million compared to $1.8 million for the three months ended September 30, 2001 an increase of $0.1 million. Over these periods, production increased by 0.4 million tons, or 28.6%, from 1.4 million tons to 1.8 million tons. These increases in production and coal royalties were primarily due to:

     - In Montana, coal royalty revenues decreased by $0.3 million due to a larger proportion of production from one mine moving to property adjacent to Great Northern's property.

     - In Washington, coal royalty revenues increased by $0.4 million due to production moving onto Great Northern's property from adjacent property.

     Expenses: The aggregate expenses for the three months September 30, 2002 were $0.8 million compared to $0.6 million for the three months ended September 30, 2001, an increase of $0.2 million, or 33%. The $0.2 million increase is the result of an increase in depletion caused by an increase in tons produced during the quarter.

     Other Income (Expense): Interest expense was $0.6 million for the three months ended September 30, 2002 compared to $0.9 million for the three months ended September 30, 2001, a decrease of $0.3 million, or 33.3%. This decrease results both from a reduction in outstanding principal balance as well as a decline in interest rates.

     Net Income: Net income was $0.7 million for the three months ended September 30, 2002 compared to $0.6 million for the three months ended September 30, 2001, an increase of $0.1 million, or 16.7%. This increase is primarily due to the increase in coal royalty revenues.

    NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Combined revenues for the nine months ended September 30, 2002 and 2001 were $6.0 million. Coal royalty revenues for the nine months ended September 30, 2002 were $5.4 million compared to $5.1 million for the nine months ended September 30, 2001, an increase of $0.3 million, or 5.9%. Over these same periods, production decreased by .06 million tons, or 10.0%, from 6.0 million tons to 5.4 million tons. The changes in production and coal royalties were primarily due to:

     - In Montana, coal royalty revenues decreased by $0.7 million due to a larger proportion of production from both of the leases on Great Northern's property moving onto adjacent property.

     - In Washington, coal royalty revenues increased by $1.1 million due to production at the mine moving onto Great Northern's property from adjacent property.

     Gain on sale of property was $0.4 million in the nine months ended September 30, 2001. This gain was related to the sale of 3,193 acres of surface land in Montana.

     Expenses: Aggregate expenses for the nine months ended September 30, 2002 were $2.4 million compared to $2.0 million for the nine months ended September 30, 2001, an increase of $0.4 million, or 20.0%, due to the increase in depletion associated with a write-down of the reserve base at one mine, causing an increase in the depletion rate at that mine.

     Other Income (expense): Interest expense was $1.7 million for the nine months ended September 30, 2002 compared to $3.0 million for nine months ended September 30, 2001, a decrease of $1.3 million, or 43.3%. This decrease is due to the reduction in interest rates and a decline in the amount of debt outstanding.

     Interest income for the nine months ended September 30, 2002 was $0.1 million compared to $0.3 million for the nine months ended September 30, 2001, a decrease of $0.2 million due to lower interest rates.

     Net Income: Net income was $2.0 million for the year ended September 30, 2002 compared to $1.3 million for the nine months ended September 30, 2001, an increase of $0.7 million, or 53.8%. This increase is primarily due to the reduction in interest expense related to lower interest rates partially offset by an increase in depletion expense.

 NEW GAULEY COAL CORPORATION

    THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Combined revenues for the three months ended September 30, 2002 and 2001 were $0.4 million. Coal royalty revenues were unchanged for the three months ended September 31, 2002 and 2001. During the three months ended September 30, 2002, production was 134,000 tons compared to 180,000 tons for the three months ended September 30, 2001,a decrease of 46,000 tons or 25.5%

     Net Income: Net income was essentially unchanged for the three months ended September 30, 2002 and 2001.

    NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Combined revenues for the nine months ended September 30, 2002 were $1.4 million compared to $1.3 million for the nine months ended September 30, 2001, an increase of $0.1 million, or 7.7%. Coal royalty revenues for the nine months ended September 30, 2002 were $1.3 million compared to $1.2 million for the nine months ended September 30, 2001, an increase of $0.1 million, or 8.3%. Over these same periods, production decreased by 107,000 tons, or 19.4%, from 552,000 tons to 445,000 tons. This change in production and coal royalties was primarily due to West Virginia coal royalties increasing by $0.1 million due to higher production on the property, and the Alabama coal royalty revenue increasing $0.1 million due to increased recoupment of previously paid minimum royalties.

     Net Income: Net income was $1.0 million for the nine months September 30, 2002 compared to $0.9 million for the nine months September 30, 2001, an increase of $0.1 million, or 11.0%, primarily due to an increase in coal royalty revenues.

 ARCH COAL CONTRIBUTED PROPERTIES

    THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Revenues in the three months ended September 30, 2002 were $5.6 million compared with $5.0 million in the three months ended September 30, 2001, an increase of $0.6 million, or 12%.

     Coal royalty revenues in the three months ended September 30, 2002 were $5.0 million compared to $4.5 million in the three months ended September 30, 2001, an increase of $0.5 million, or 11.1%. Production increased by 0.3 million tons, or 11%, from 2.7 million tons in the three months ended September 30, 2001 to 3.0 million tons in the three months ended September 30, 2002. The increase in production and coal royalties were primarily attributable to the following:

     - Production from the Central Appalachia properties increased 0.1 million tons to 0.7 million tons for the three months ended September 30, 2002 from 0.6 million tons for the three months ended September 30, 2001, which resulted in increased coal royalty revenues of $240,000. The increase was primarily due to increased production at the Kingston properties.

     -   Production from the Illinois Basin properties increased 58,000 tons to
         0.4 million tons for the three months ended September 30, 2002 from 0.3 million for the three months ended September 30, 2001, which resulted in increased coal royalty revenues of $0.1 million .

     Direct costs and expenses: Direct costs and expenses in the three months ended September 30, 2002 were $2.0 million compared to $1.9 million in the three months ended September 30, 2001, an increase of $0.1 million, or 5.3%. Depletion increased $0.1 million to $1.6 million in the three months ended September 30, 2002 primarily as a result of the increased production during the period.

    NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues: Revenues in the nine months ended September 30, 2002 were $16.0 million compared with $15.6 million in the nine months ended September 30, 2001, an increase of $0.4 million, or 2.6%.

     Coal royalty revenues in the nine months ended September 30, 2002 were $13.9 million compared to $13.8 million in the nine months ended September 30, 2001, an increase of $0.1 million. Production decreased by 0.2 million tons, or 2.4%, from 8.5 million tons in the nine months ended September 30, 2001 to 8.3 million tons in the nine months ended September 30, 2002.

     Direct costs and expenses: Direct costs and expenses in the nine months ended September 30, 2002 were $5.9 million compared to $5.8 million in the nine months ended September 30, 2001, an increase of $0.1 million, or 1.7%. Depletion decreased $0.2 million to $4.6 million in the nine months ended September 30, 2002 primarily as a result of the reduced production during the period. This was offset by increased override royalties due to a third party. Those royalties increased $0.3 million to $0.5 million in the nine months ended September 30, 2002 as a result of increased production on the override property.

LIQUIDITY AND CAPITAL RESOURCES:

     The WPP Group and the Arch Coal Contributed Properties have generally satisfied their working capital requirements and funded capital expenditures with cash generated from operations and associated borrowings. Upon completion of NRP's initial public offering in October 2002, NRP used its net proceeds from the offering to retire $46.5 million in debt it assumed from the WPP Group. Subsequent to NRP retiring its assumed debt, the WPP Group and Arch Coal, Inc. contributed $869,000 and $979,000, respectively, to NRP to cover transaction costs and expenses and to fund initial working capital. Since NRP has no remaining outstanding debt, it believes that cash generated from operations and its borrowing capacity will be sufficient to meet working capital requirements, capital expenditures and scheduled debt payments for at least the next several years. NRP's ability to satisfy its debt service obligations, to fund necessary capital expenditures, make acquisitions and to pay distributions to its unitholders will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond its control.

 WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

     Net cash provided by operations was $9.8 million for the nine months ended September 30, 2002 compared to $11.2 million for the nine months ended September 30, 2001. This decrease resulted primarily from a decrease in gain on sale of assets offset by increased accounts receivable.

     Net cash used in investing activities was $42.9 million for the nine months ended September 30, 2002 compared to $3.6 million net cash provided by investing activities for the nine months ended September 30, 2001. During 2002, Western Pocahontas repaid a note payable of $7.9 million along with $35.1 million in capital expenditures, both of which were associated with the purchase of the CSX reversionary interest completed in March 2002.

     Cash flows provided by financing activities in the nine months ended September 30, 2002 was $35.7 million compared to $13.7 million of cash used in financing activities in the nine months ended September 30, 2001, a change of $49.4 million. This was primarily attributable to $45.0 million in borrowings and $1.3 million in financing costs incurred to purchase the reversionary interest from CSX.

  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

     Net cash provided by operations was $3.7 million in the nine months ended September 30, 2002 compared to $2.9 million in the nine months ended September 30, 2001, an increase of $0.8 million. This increase is primarily due to a $1.2 million decrease in interest expense associated with a decline in interest rates from an average of 8.0% to 4.7% during the nine month periods ended September 30, 2001 and 2002 respectively. The reduction in interest expense was partially offset by a $0.3 million increase in depletion due to an increase in coal production.

     Net cash provided by investing activities decreased by $0.5 million in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. During the nine month period ending in 2001, Great Northern sold some surface land for $0.5 million.

     Cash flows used in financing activities was $4.1 million in the nine months ended September 30, 2002 compared to $3.9 million in the nine months ended September 30, 2001, a change of $0.2 million. This change reflects additional cash placed in restricted accounts as required by a loan agreement offset by a reduction in partnership distributions.

 NEW GAULEY COAL CORPORATION

     Net cash provided by operations, investing and financing activities in the nine months ended September 30, 2002 and 2001 were essentially the same.

 ARCH COAL CONTRIBUTED PROPERTIES

     The Arch Coal Contributed Properties did not maintain cash accounts. Cash receipts and expenditures were maintained by Ark Land. Direct cash flows from the Arch Coal Contributed Properties were $14.8 million in the each of the nine month periods ended September 30, 2002 and 2001.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The WPP Group and Arch Coal, Inc., collectively, own 6,853,658 common units and 11,353,658 subordinated units, representing a 78.6% limited partner interest in NRP. In addition, they own the General Partner which owns the 2.0% general partner interest in NRP.

     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., provided certain administrative services to Western Pocahontas and charged it for direct costs related to the administrative services. The total expenses charged to Western Pocahontas under this arrangement were $0.5 million, $0.3 million and $0.2 million for the year ended December 31, 2001 and the nine month periods ending September 30, 2002 and 2001, respectively. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     Western Pocahontas has a management contract to provide certain management, engineering and accounting services to Great Northern. The contract provides for a $250,000 annual fee, and Great Northern paid a $187,500 fee in each of the nine months ended September 30, 2002 and 2001, which is intended to reimburse Western Pocahontas for its expenses. This fee is presented as other revenue in the accompanying statement of income. The contract may be canceled upon 90 days advance notice by Great Northern.

     Some of the Arch Coal Contributed Properties are leased to affiliates of Arch Coal that mine on the properties. Contracted royalty rates from these affiliates for the three years ended December 31, 2001 were 6.5% of the gross sales price of coal sold from the property using underground mining methods and 7.5% of the gross sales price of coal sold from the property using surface mining methods. Affiliate royalties amounted to $7.3 million, and $8.0 million for the nine month periods ending September 30, 2002 and 2001, respectively.

     In connection with the initial public offering of Natural Resource Partners, NRP entered into an omnibus agreement with the General Partner, the WPP Group, Arch Coal, Ark Land and Corbin J. Robertson, Jr. that places certain restrictions on the ability of the WPP Group, any entity controlled by Corbin J. Robertson, Jr., Arch Coal and their affiliates to compete with NRP.

     NRP believes that the terms for each of the above transactions are at least as favorable to it as NRP would have obtained in transactions negotiated with unaffiliated third parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NRP is exposed to market risks related to coal prices and interest rates. NRP's royalty income is determined as a percent of the market price of coal. Thus, subject to minimum levels contained in most leases, NRP's royalty income will rise or fall with coal price fluctuations. Since NRP has not yet drawn against its line of credit and has no other debt, it has limited interest rate exposure.

     Since NRP's royalty income is entirely derived from its lessees, NRP is exposed to market risks, indirectly, through them. If coal prices decline, production declines, interest rates increase, or NRP's lessees do not properly manage their businesses, they may be unable to continue to mine coal and pay royalties or they may be unable to pay their debts, including NRP's royalty payments, as they come due. From time to time, various lessees file for bankruptcy. Natural Resource Partners cannot assure the holders of its common units that these filings will not have an adverse impact on its results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     NRP carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act) within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of NRP management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of NRP. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording processing summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

     In addition, there have been no significant changes in NRP's internal controls or in other factors that could significantly affect these internal controls subsequent to the last date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 10, 2002, Natural Resource Partners' Registration Statement on Form S-1 (Registration No. 333-86582), filed with the Securities and Exchange Commission, became effective. Pursuant to the Registration Statement, on October 11, 2002, Natural Resource Partners sold 2,598,750 common units to the public at a price of $20.00 per unit for aggregate gross proceeds of $52.0 million. Because the underwriters did not exercise their over-allotment option, Great Northern and New Gauley purchased an additional 75,503 common units at a price of $20.00 per unit for aggregate gross proceeds of $1.5 million, resulting in aggregate gross proceeds of $53.5 million. In addition, the WPP Group contributed $0.9 million to NRP in order to cover certain transaction costs in excess of those covered by the proceeds of the public offering. Underwriting fees paid in connection with the initial public offering were $3.6 million. On October 17, 2002, the closing date of NRP's initial public offering, NRP received net proceeds of $50.8 million. NRP used approximately $46.5 million of the net proceeds to repay debt that was assumed from the WPP Group in connection with the public offering, used approximately $0.9 million to cover fees related to its credit facility and used approximately $2.9 million to cover expenses associated with the initial public offering, which consisted primarily of legal, accounting and other professional services costs. The remaining $0.6 million of net proceeds was used to increase working capital to the level necessary for the operation of NRP's business. The underwriters of Natural Resource Partners' initial public offering were Salomon Smith Barney, Lehman Brothers, CIBC World Markets, Friedman Billings Ramsey and RBC Capital Markets.

     Concurrent with NRP's sale of common units to the public, Arch Coal sold 1,901,250 common units to the public at a price of $20.00 per unit, resulting in aggregate gross proceeds of $38.0 million and net proceeds of $35.4 million. The proceeds received by Arch Coal were used to retire debt. In addition, Arch contributed $0.4 million and $0.6 million to Natural Resource Partners to fund working capital and to cover fees related to NRP's credit facility, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

ACQUISITION OF ASSETS

     On November 6, 2002, Natural Resource Partners signed a definitive agreement to purchase, through a wholly owned subsidiary, mineral rights to approximately 120 million tons of coal reserves from subsidiaries of El Paso Corporation for $69 million in cash. The transaction is subject to the satisfaction of certain pre-closing conditions. NRP's credit line will be utilized to finance the acquisition.

     Over half of the 120 million tons of reserves are located in Kentucky with reserves also located in Virginia and West Virginia. Additionally, the transaction includes 177,000 mineral acres (including approximately 25,000 acres of surface) that generate minor timber, lease and oil and gas income. An overriding royalty interest in coal in North Dakota is also being acquired.

SECTION 906 CERTIFICATIONS

     Accompanying the filing of this Form 10-Q for the quarterly period ended September 30, 2002, we have provided to the Securities and Exchange Commission the certifications of the chief executive officer and chief financial officer of the General Partner, required pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                          NATURAL RESOURCE PARTNERS L.P.
                                          By: NRP (GP) LP, its general partner
                                          By: GP NATURAL RESOURCE
                                            PARTNERS LLC, its general partner

Date: November 25, 2002

                                          By: /s/ CORBIN J. ROBERTSON, JR.

                                            ------------------------------------
                                                 Corbin J. Robertson, Jr.,
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: November 25, 2002

                                          By:     /s/ DWIGHT L. DUNLAP

                                            ------------------------------------
                                                     Dwight L. Dunlap,
                                                Chief Financial Officer and
                                                         Treasurer
                                               (Principal Financial Officer)

Date: November 25, 2002

                                          By:      /s/ KENNETH HUDSON

                                            ------------------------------------
                                                       Kenneth Hudson
                                                         Controller
                                               (Principal Accounting Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Dwight L. Dunlap, certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Natural Resource Partners L.P.

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ DWIGHT L. DUNLAP
                                            ------------------------------------
                                            Dwight L. Dunlap
                                            Chief Financial Officer and
                                              Treasurer

Date: November 25, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Corbin J. Robertson, Jr., certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Natural Resource Partners L.P.

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ CORBIN J. ROBERTSON, JR.
                                            ------------------------------------
                                            Corbin J. Robertson, Jr.
                                            Chief Executive Officer and
                                            Chairman of the Board

Date: November 25, 2002