Form 10-Q/A
period 2002-09-30
NATURAL RESOURCE PARTNERS LP
filed 2002-11-27
CIK 1171486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549



                                  FORM 10-Q/A



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



                                EXPLANATORY NOTE



     This Form 10-Q/A amends the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 25, 2002. The amendment corrects numerical errors in certain of the financial statements filed with the Form 10-Q. The changes are:



     - On the Registrant's Pro Forma Balance Sheet as of September 30, 2002, Arch Coal Contributed Properties' Total current liabilities has been corrected from $0 to $631,000;



     - On the Registrant's Pro Forma Statement of Revenues and Direct Costs and Expenses for the three months ended September 30, 2002, Western Pocahontas Properties Limited Partnership's "Other" revenues has been corrected from $27,000 to $277,000; and



     - On the Registrant's Pro Forma Statement of Revenues and Direct Costs and Expenses for the nine months ended September 30, 2002, the Pro Forma Combined and Pro Forma as Adjusted "Other" revenues have been corrected from $2,111,000 to $1,777,000.



These changes did not affect the Registrant's Total Revenues or Excess of revenues over direct costs and expenses for the three and nine months ended September 30, 2002.

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                         NATURAL RESOURCE PARTNERS L.P.

                            PRO FORMA BALANCE SHEET


                            AS OF SEPTEMBER 30, 2002


                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                        HISTORICAL
                       ---------------------------------------------   ADJUSTMENTS
                                                          ARCH COAL        FOR
                        WESTERN      GREAT       NEW     CONTRIBUTED   PROPERTIES    PRO FORMA    OFFERING      PRO FORMA
                       POCAHONTAS   NORTHERN   GAULEY    PROPERTIES     RETAINED     COMBINED    ADJUSTMENTS   AS ADJUSTED
                       ----------   --------   -------   -----------   -----------   ---------   -----------   -----------
Current assets
  Cash and cash
    equivalents......   $  6,956    $   418    $   766    $      --     $ (8,140)(a)       --     $  53,485(e)  $  1,000
                                                                                                     (7,246)(f)
                                                                                                        869(f)
                                                                                                        979(f)
                                                                                                       (556)(f)
                                                                                                    (46,531)(g)
  Restricted cash....      4,957     12,192         --           --      (17,149)(a)       --            --           --
  Accounts
    receivable.......      5,346      1,727        107        1,411       (8,591)(a)       --            --           --
  Other..............        113         18         --           --         (131)(a)       --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total current
  assets.............     17,372     14,355        873        1,411      (34,011)          --         1,000        1,000
Property and
  equipment, at
  cost...............    156,544     72,720      6,490      242,730      (57,482)(b)  421,002       120,978(i)   383,946
                                                                                                   (158,034)(j)
Less accumulated
  depletion
  depreciation and
  amortization.......    (50,529)   (17,327)    (2,899)    (158,034)      24,814(b)  (203,975)      158,034(j)   (45,941)
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
                         106,015     55,393      3,591       84,696      (32,668)     217,027       120,978      338,005
Deferred financing
  costs..............      2,120        659        193           --       (2,972)(c)       --         1,317        1,317(p)
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Other................         --         --        237           --         (237)(c)       --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total assets.........    125,507     70,407      4,894       86,107      (69,888)     217,027       123,295      340,322(o)
                        ========    ========   =======    =========     ========     =========    =========     ========
Current liabilities
  Current portion of
    long-term debt...      3,139      1,500        105           --       (4,744)(a)       --            --           --
  Accounts payable-
    affiliate........         37         --         --           --          (37)(a)       --            --           --
  Accrued
    liabilities......        602         84         88          631       (1,405)(a)       --            --           --
  Accrued interest...         --        322         --           --         (322)(a)       --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Total current
  liabilities........      3,778      1,906        193          631       (6,508)          --            --           --
                        --------    --------   -------    ---------     --------     ---------    ---------     --------
Deferred revenue.....      8,672      1,067      3,350       10,662       (3,076)(c)   20,675            --       20,675
Long term debt.......     90,339     46,000      1,504           --      (91,312)(d)   46,531       (46,531)(g)        --

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


                                        HISTORICAL
                       --------------------------------------------   ADJUSTMENTS
                                                         ARCH COAL        FOR
                        WESTERN      GREAT      NEW     CONTRIBUTED   PROPERTIES    PRO FORMA    OFFERING      PRO FORMA
                       POCAHONTAS   NORTHERN   GAULEY   PROPERTIES     RETAINED     COMBINED    ADJUSTMENTS   AS ADJUSTED
                       ----------   --------   ------   -----------   -----------   ---------   -----------   -----------
Revenues
  Coal royalties.....    $5,907      $1,928     $398      $4,971        $  (373)(l)  $12,831           --       $12,831(p)
  Timber royalties...     1,002           6       --          --         (1,008)(l)       --           --            --
  Gain on sale of
    property.........         7          --       --          --             (7)(l)       --           --            --
  Lease and easement
    income...........       106          86                   --           (137)(l)       55           --            55
  Property taxes.....       548          30       20         268                         866           --           866
  Other..............       277                              369           (132)(l)      514           --           514
                         ------      ------     ----      ------        -------      -------      -------       -------
Total revenues.......     7,847       2,050      418       5,608         (1,657)      14,266           --        14,266
Direct cost and
  expenses
  Taxes other than
    income...........       610          24       27         268            (63)(m)      866           --           866
  Depreciation,
    depletion and
    amortization.....     1,324         662       48       1,634           (184)(m)    3,484        2,502(n)      5,986
  Other expenses.....        --          --       --         101             --          101           --           101
                         ------      ------     ----      ------        -------      -------      -------       -------
Total direct costs
  and expenses.......     1,934         686       75       2,003           (247)       4,451        2,502         6,953
                         ------      ------     ----      ------        -------      -------      -------       -------
Excess of revenues
  over direct costs
  and expenses.......    $5,913      $1,364     $343      $3,605        $(1,410)     $ 9,815      $(2,502)      $ 7,313(o)
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


                                           HISTORICAL
                          --------------------------------------------   ADJUSTMENTS
                                                            ARCH COAL        FOR
                           WESTERN      GREAT      NEW     CONTRIBUTED   PROPERTIES    PRO FORMA    OFFERING      PRO FORMA
                          POCAHONTAS   NORTHERN   GAULEY   PROPERTIES     RETAINED     COMBINED    ADJUSTMENTS   AS ADJUSTED
                          ----------   --------   ------   -----------   -----------   ---------   -----------   -----------
Revenues
  Coal royalties........   $16,220      $5,370    $1,336     $13,851       $(1,156)(l)  $35,621           --       $35,621(p)
  Timber royalties......     2,620          51       --           --        (2,671)(l)       --           --            --
  Gain on sale of
    property............        92          --       --           --           (92)(l)       --           --            --
  Lease and easement
    income..............       318         468        2           --          (585)(l)      203           --           203
  Property taxes........     1,186          61       20          806                      2,073           --         2,073
  Other.................       810                   50        1,294          (377)(l)    1,777           --         1,777
                           -------      ------    ------     -------       -------      -------      -------       -------
Total revenues..........    21,246       5,950    1,408       15,951        (4,881)      39,674           --        39,674
Direct cost and expenses
  Taxes other than
    income..............     1,392          68       38          806          (231)(m)    2,073           --         2,073
  Depreciation,
    depletion and
    amortization........     3,337       1,865      127        4,603          (423)(m)    9,509        6,575(n)     16,084
  Other expenses........        --          --       --          512            --          512           --           512
                           -------      ------    ------     -------       -------      -------      -------       -------
Total direct costs and
  expenses..............     4,729       1,933      165        5,921          (654)      12,094        6,575        18,669
                           -------      ------    ------     -------       -------      -------      -------       -------
Excess of revenues over
  direct costs and
  expenses..............   $16,517      $4,017    $1,243     $10,030       $(4,227)     $27,580      $(6,575)      $21,005(o)
                           =======      ======    ======     =======       =======      =======      =======       =======


           See accompanying notes to pro forma financial statements.

                         NATURAL RESOURCE PARTNERS L.P.

                    NOTES TO PRO FORMA FINANCIAL STATEMENTS

BASIS OF PRESENTATION


     Preceding are the unaudited pro forma financial statements of Natural Resource Partners L.P., which is referred to throughout this Form 10-Q/A as "Natural Resource Partners" or "NRP," as of September 30, 2002 and for the three and nine months ended September 30, 2002. Natural Resource Partners is a newly formed limited partnership, which consummated its initial public offering of common units in October 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Introduction." The pro forma balance sheet assumes that the offering and related transactions (described in the note below entitled "Offering and Transactions") occurred as of the balance sheet date, and the pro forma statements of revenues and direct costs and expenses assume that the offering and related transactions occurred as of the beginning of the periods presented. NRP presents the transaction adjustments in the notes to the unaudited pro forma financial statements. You should read the unaudited pro forma financial statements and accompanying notes together with the September 30, 2002 financial statements and related notes of the WPP Group and the Arch Coal Contributed Properties included in this Form 10-Q/A.



     NRP derived the pro forma balance sheet by adjusting the balance sheets of Western Pocahontas Properties Limited Partnership ("Western Pocahontas"), Great Northern Properties Limited Partnership ("Great Northern"), New Gauley Coal Corporation ("New Gauley" and, together with Western Pocahontas and Great Northern, the "WPP Group") and the Arch Coal, Inc. Contributed Properties ("Arch Coal Contributed Properties"). NRP derived the pro forma statements of revenue and direct costs and expenses by extracting the revenues and direct costs and expenses from the statements of income of each of Western Pocahontas, Great Northern and New Gauley included elsewhere in this Form 10-Q/A and adding them to the Arch Coal Contributed Properties statements of revenues and direct costs and expenses. As a result, the pro forma statements of revenues and direct costs and expenses do not reflect general and administrative expenses and other income and expense from the statements of income of the WPP Group included in this Form 10-Q/A. The pro forma statements of revenues and direct costs and expenses were adjusted to exclude revenue and direct costs and expenses related to properties not being contributed to NRP by the WPP Group. NRP based the pro forma adjustments upon currently available information and certain estimates and assumptions, and therefore the actual adjustments made to effect the transactions may differ from the pro forma adjustments. However, management believes that the assumptions provide a reasonable basis for presenting the significant effects of the transactions and the pro forma adjustments give appropriate effect to these assumptions and are properly applied in the pro forma financial information.


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



     The financial statements of the Arch Coal Contributed Properties reflect the revenues and direct costs and expenses of the properties contributed to Natural Resource Partners. These properties did not comprise a legal entity. Except for revenues earned from the properties and certain direct costs and expenses of the properties and assets acquired and liabilities assumed, no separate financial information was maintained. The Arch Coal Contributed Properties did not maintain stand-alone corporate treasury, legal, tax, human resources, general and administrative and other similar corporate support functions. Corporate general and administrative expenses were not previously allocated in connection with the preparation of the financial statements of the Arch Coal Contributed Properties included with this Form 10-Q/A because there was not sufficient information to develop a reasonable cost allocation. Because the separate and distinct accounts necessary to present individual balance sheets and income statements of the Arch Coal Contributed Properties were not maintained as of September 30, 2002 and for the nine months ended September 30, 2002, Statements of Revenues and Direct Costs and Expenses and Statements of Assets Purchased and Liabilities Assumed have been prepared and included in this Form 10-Q/A. The Statements of Revenues and Direct Costs and Expenses and Statement of Assets Purchased and Liabilities Assumed are not intended to be a complete presentation of financial position and results of operations of the Arch Coal Contributed Properties and are not indicative of the financial condition or results of operations of the Arch Coal Contributed Properties going forward due to the changes in the business and the omission of operating expenses.



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


     The accompanying Statements of Revenues and Direct Costs and Expenses and Statements of Assets Purchased and Liabilities Assumed are not intended to be a complete presentation of the financial position and results of operations of the Arch Coal Contributed Properties. The accompanying financial statements were prepared to comply with the requirements of the Securities and Exchange Commission for inclusion in this Form 10-Q/A, and to provide information regarding the Arch Coal Contributed Properties to investors in Natural Resource Partners.


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

SECTION 906 CERTIFICATIONS



     Accompanying the filing of this Form 10-Q/A for the quarterly period ended September 30, 2002, we have provided to the Securities and Exchange Commission the certifications of the chief executive officer and chief financial officer of the General Partner, required pursuant to 18 U.S.C. sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


Date: November 26, 2002


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


Date: November 26, 2002


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


Date: November 26, 2002


                                          By:      /s/ KENNETH HUDSON

                                            ------------------------------------
                                                       Kenneth Hudson
                                                         Controller
                                               (Principal Accounting Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Dwight L. Dunlap, certify that:


     1) I have reviewed this quarterly report on Form 10-Q/A of Natural Resource Partners L.P.


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


Date: November 26, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Corbin J. Robertson, Jr., certify that:


     1) I have reviewed this quarterly report on Form 10-Q/A of Natural Resource Partners L.P.


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


Date: November 26, 2002