Form 10-K
period 2002-12-31
NATURAL RESOURCE PARTNERS LP
filed 2003-03-31
CIK 1171486

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-31465
                         NATURAL RESOURCE PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      35-2164875
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

          610 JEFFERSON, SUITE 3600                                77002
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

                                 (713) 751-7507
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                  -------------------                    -----------------------------------------
Common Units representing limited partnership interests           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes [ ]     No [X]

     The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they were affiliates of the registrant) was approximately $89,502,660 on December 31, 2002(1) based on a price of $20.70 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.

     As of March 15, 2003, there were 11,353,658 Common Units outstanding and 11,353,658 Subordinated Units outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                     None.

     (1)The registrant completed its initial public offering in October 2002. Because the registrant has not yet completed a "second fiscal quarter" it is stating the aggregate value of the Common Units as of December 31, 2002, the last business day of its most recently completed fiscal quarter.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                   PAGE
  ----                                                                   ----
                                   PART I
1. and 2.  Business and Properties.....................................    2
3.         Legal Proceedings...........................................   15
4.         Submission of Matters to a Vote of Securities Holders.......   15

                                   PART II
5.         Market for Registrant's Common Units and Related Unitholder
           Matters.....................................................   15
6.         Selected Financial Data.....................................   16
7.         Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.......................................   22
7A.        Quantitative and Qualitative Disclosures About Market
           Risk........................................................   41
8.         Financial Statements and Supplementary Data.................   42
9.         Changes In and Disagreements with Accountants on Accounting
           and
           Financial Disclosure........................................   96

                                  PART III
10.        Directors and Executive Officers of the General Partner.....   97
11.        Executive Compensation......................................  100
12.        Security Ownership of Certain Beneficial Owners and
           Management..................................................  102
13.        Certain Relationships and Related Transactions..............  103
14.        Controls and Procedures.....................................  110

                                   PART IV
15.        Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................  110

                         NATURAL RESOURCE PARTNERS L.P.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

     Natural Resource Partners L.P. (the "Partnership" or "NRP") is a limited partnership formed in April 2002 by the WPP Group and Arch Coal, Inc. ("Arch Coal").

     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States:
Appalachia, the Illinois Basin and the Western United States. As of December 31, 2002, we controlled approximately 1.23 billion tons of proven and probable coal reserves in eight states. We do not operate any mines. We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. Our lessees are generally required to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment.

     The WPP Group includes Western Pocahontas Properties Limited Partnership, New Gauley Coal Corporation and Great Northern Properties Limited Partnership, three privately held companies that are primarily engaged in owning and managing mineral properties. Western Pocahontas Properties Limited Partnership was established in connection with the acquisition of properties located in West Virginia, Kentucky, Maryland, Indiana and Alabama from CSX Corporation in 1986. As part of Western Pocahontas Properties Limited Partnership's acquisition of the CSX properties, Western Pocahontas Properties Limited Partnership acquired New Gauley Coal Corporation, which held additional properties in West Virginia. Great Northern Properties Limited Partnership was established with the acquisition in 1992 from Burlington Resources of properties primarily located in Montana.

     We completed our initial public offering of 2,598,750 common units at a price of $20.00 per unit on October 17, 2002, from which we received net proceeds of approximately $48.4 million. Simultaneously, Arch Coal sold 1,901,250 common units at the same price. We did not receive any proceeds from the sale by Arch Coal of these units.

     At the time of the our initial public offering, the WPP Group transferred certain assets and liabilities to us in exchange for:

     - 3,882,485 common units;

     - 6,556,738 subordinated units;

     - 25% of the incentive distribution rights;

     - a 57.75% limited partner interest in NRP (GP) LP, the general partner of the Partnership; and

     - the assumption of $46.5 million of debt contributed by the WPP Group which was paid from the proceeds of the initial public offering.

     Simultaneously, Arch Coal transferred certain assets and liabilities to the Partnership in exchange for:

     - 4,796,920 common units (of which Arch Coal subsequently sold 1,901,250 units);

     - 4,796,920 subordinated units;

     - 10% of the incentive distribution rights; and

     - a 42.25% limited partner interest in NRP (GP) LP, the general partner of the Partnership.

     Subsequently, we sold 75,503 common units at the initial public offering price to Great Northern and New Gauley because the underwriters did not exercise their over-allotment option.

     Simultaneously with the initial public offering, we entered into a $100,000,000 revolving credit facility arrangement with a group of banks led by PNC Bank. As we are actively pursuing additional property acquisitions, we are currently in discussions with a group of banks to increase our revolving credit facility.

PARTNERSHIP STRUCTURE AND MANAGEMENT

     Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We own our subsidiaries through an operating company, NRP (Operating) LLC. At March 1, 2003, our partnership structure is as follows:

     - NRP (GP) LP, our general partner, owns the 2% general partner interest in us, as well as 65% of the incentive distribution rights, which entitle the holder to receive a higher percentage of cash distributed in excess of $0.5625 per unit in any quarter;

     - the WPP Group owns 25% of the incentive distribution rights and Arch Coal owns the remaining 10% of the incentive distribution rights;

     - we own 100% of the membership interests in the operating company; and

     - the operating company owns 100% of the membership interests in its subsidiaries: NNG LLC, WPP LLC, GNP LLC, ACIN LLC, and CSTL LLC.

     Our general partner has sole responsibility for conducting our business and for managing our operations. Because our general partner is a limited partnership, its general partner, GP Natural Resource Partners LLC, will conduct its business and operations and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on our behalf. Arch Coal owns a 42.25% membership interest in and is entitled to nominate three directors, including one independent director, of GP Natural Resource Partners LLC. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns a 57.75% membership interest in and is entitled to nominate five directors, including two independent directors, of GP Natural Resource Partners LLC. Corbin J. Robertson, Jr. controls each entity comprising the WPP Group. Mr. Robertson owns the general partner of Western Pocahontas Properties Limited Partnership, 85% of the general partner of Great Northern Properties Limited Partnership and is the Chairman, Chief Executive Officer and controlling stockholder of New Gauley Coal Corporation.

     The senior executives and other officers who currently manage the WPP Group assets also manage us. They are employees of Western Pocahontas Properties Limited Partnership and Quintana Minerals Corporation, a company controlled by Mr. Robertson, and they allocate varying percentages of their time to managing our operations. Neither our general partner, GP Natural Resource Partners LLC, nor their affiliates receive any management fee or other compensation in connection with the management of our business but are entitled to be reimbursed for all direct and indirect expenses incurred on our behalf.

     The offices of Western Pocahontas Properties Limited Partnership are located at P.O. Box 2827, 1035 Third Avenue, Suite 300, Huntington, West Virginia 25727 and the telephone number is (304) 522-5757. Our principal executive offices are located at 601 Jefferson Street, Suite 3600, Houston, Texas 77002 and our phone number is (713) 751-7507.

OUR RELATIONSHIP WITH THE WPP GROUP AND ARCH COAL

     The WPP Group and Arch Coal have a significant interest in our partnership through their combined ownership of a 78.6% limited partner interest and the 2% general partner interest in our partnership. Both the WPP Group and Arch Coal have a history of successfully completing and integrating acquisitions in the coal industry. We expect to pursue acquisitions with the WPP Group and Arch Coal, as well as with other companies. We may acquire coal reserve properties, other mineral properties or producing coal properties, in which event we would expect to work with a coal producing company that would acquire the mine assets and lease the reserves from us.

RECENT ACQUISITION OF COAL PROPERTIES

     On December 4, 2002, we acquired, through our subsidiary CSTL LLC, mineral rights to approximately 120 million tons of coal reserves from subsidiaries of El Paso Corporation for $57 million in cash. Approximately one-half of these reserves are located in Kentucky, and the remainder are in Virginia and West Virginia. Some of these reserves were leased to and mined by subsidiaries of El Paso Corporation. On some of the properties, El Paso retained an overriding royalty interest. This acquisition consisted of approximately 177,000 acres of mineral property (including approximately 25,000 surface acres). Other revenue from the property will arise from timber harvests, surface leases and oil and gas royalty. We also acquired an overriding royalty interest in coal in North Dakota.

     Subsequent to our acquisition, El Paso sold the overriding royalty it retained to a subsidiary of Alpha Natural Resources, LLC ("Alpha"). On February 26, 2003, we acquired the override from Alpha for $11.9 million. We utilized our revolving credit facility to finance both acquisitions.

MAJOR COAL PROPERTIES

     The following is a summary of our major coal producing properties that were contributed to NRP on October 17, 2002. Each of these properties produced more than 1.0 million tons for the entire year during 2002. We have included in this list two properties on which we acquired the reserves on December 4, 2002 and leased the reserves back to either Coastal Coal Company, LLC or Coastal Coal -- WV, LLC.

APPALACHIA

     Evans-Laviers. The Evans-Laviers property is located in Breathitt, Floyd, Knott and Magoffin Counties, Kentucky. In 2002, 3.41 million tons were produced from our property. We lease the property to CONSOL of Kentucky Inc., a subsidiary of publicly held CONSOL Energy Inc., which operates an underground mine and contracts the operations of other mines to third-party operators. Additionally, a sublessee operates a surface and highwall mine on the property. The underground mine is on our property as well as adjacent property. The coal produced from this property is trucked to the Big Sandy River for barge transport or is transported by truck or beltline to preparation plants located on-site and on adjacent property. Coal is shipped from the preparation plants on the CSX railroad to customers such as DuPont, Virginia Electric Power, Southern Company, American Electric Power and Electric Fuels.

     Lynch. The Lynch property is located in Harlan and Letcher Counties, Kentucky. In 2002, 2.97 million tons were produced from our property. We primarily lease the property to Resource Development, L.L.C., an independent coal producer. Production comes from underground mines and a surface mine. Production from the mines is transported by truck to a preparation plant on the property and is shipped primarily on the CSX railroad to utility customers such as Georgia Power and Orlando Utilities.

     Eunice. The Eunice property is located in Raleigh and Boone Counties, West Virginia. In 2002, 2.55 million tons were produced from our property. We lease the property to Boone East Development Co., a subsidiary of publicly held Massey Energy Company. Boone East Development, through affiliates, conducts two operations on the property, including a surface operation and an underground (longwall) mine. These operations extend onto adjacent reserves and will also extend onto a portion of our nearby Y&O property. Production from this operation is generally transported by beltline and processed at two preparation plants located off the property. The preparation plants ship both metallurgical and steam coal on the CSX railroad to customers such as American Electric Power, CINergy, Louisville Gas & Electric, Virginia Electric Power, AK Steel and U.S. Steel.

     Lone Mountain. The Lone Mountain property is located in Harlan County, Kentucky. In 2002, 2.53 million tons were produced from our property. We lease the property to Ark Land Company, a subsidiary of publicly held Arch Coal, Inc. Production comes from underground mines. Production from the mines is transported primarily by beltline to a preparation plant on adjacent property and shipped on the Norfolk Southern or CSX railroads to utility customers such as Georgia Power and the Tennessee Valley Authority.

     VICC. The VICC property is located in Wise, Dickenson and Russell Counties, Virginia. In 2002, 2.5 million tons were produced from this property. We purchased this property in December 2002 from a subsidiary of El Paso Corporation and leased it to Coastal Coal Company, LLC, which had been operating this mine complex prior to the acquisition. Production comes from several underground mines. Coal is shipped on the Norfolk Southern railroad to utilities such as Southern Company, TVA and VEPCO. Subsequent to the end of 2002, this lease was acquired by Alpha Natural Resources or certain of its affiliates.

     Kingwood. The Kingwood property is located in Preston County, West Virginia. In 2002, 2.45 million tons were produced from this property. We purchased this property in December 2002 from a subsidiary of El Paso Corporation and leased it to Coastal Coal -- WV, LLC, which had been operating this underground mine prior to the acquisition. Coal is shipped on the CSX railroad to utilities such as Mirant, Allegheny Power and VEPCO. Subsequent to the end of 2002, this lease was acquired by Alpha Natural Resources or certain of affiliates.

     Pardee. The Pardee property is located in Letcher County, Kentucky and Wise County, Virginia. In 2002, 1.5 million tons were produced from our property. We lease the property to Ark Land. Production comes from underground mines and a surface mine. Production from the mines is transported by truck or beltline to a preparation plant on the property and is shipped primarily on the Norfolk Southern railroad to utility customers such as Georgia Power and the Tennessee Valley Authority.

     Campbell's Creek. The Campbell's Creek property is located in Kanawha County, West Virginia. In 2002, 1.09 million tons were produced from our property. The property is leased to Ark Land. Production comes from an underground mine and is transported by truck to an on-site preparation plant. After preparation, the coal is trucked to various loading points for shipment by barge, or directly to customers such as Dayton Power & Light, Ohio Edison, Kentucky Utilities and Union Carbide.

ILLINOIS BASIN

     Hocking-Wolford/Cummings. The Hocking-Wolford property and the Cummings property are both located in Sullivan County, Indiana. In 2002, 1.07 million tons were produced from our property. Both properties are under common lease to Black Beauty Coal Company, an affiliate of Peabody Energy. Production is currently from a surface mine, and a dragline is being moved onto the property. Coal is shipped by truck and railroad to customers such as Public Service of Indiana and Indianapolis Power and Light.

NORTHERN POWDER RIVER BASIN

     Big Sky. The Big Sky property is located adjacent to and to the south of the Western Energy property in Rosebud County, Montana. In 2002, 1.73 million tons were produced from our property. The property is leased to Big Sky Coal Company, a subsidiary of publicly held Peabody Energy. Big Sky Coal Company produces coal by surface (dragline) mining. Coal is shipped on the Burlington Northern Santa Fe railroad to utilities such as Minnesota Power and Northern States Power.

     Western Energy. The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2002, 3.75 million tons were produced from our property. Western Energy Company, a subsidiary of publicly-held Westmoreland Coal Company, has two coal leases on the property with nearly identical provisions. Western Energy produces coal by surface (dragline) mining, and the coal is transported by either truck or beltline to the four-unit 2,200-megawatt Colstrip generation station located at the mine mouth. A small amount of coal is transported by truck or the Burlington Northern Santa Fe railroad to other customers.

COAL ROYALTY BUSINESS

     Coal royalty businesses are principally engaged in the business of owning and managing coal reserves. As an owner of coal reserves, royalty businesses typically are not responsible for operating mines, but instead enter into long-term leases with third-party coal mine operators granting them the right to mine coal reserves on the owner's property in exchange for a royalty payment. A standard lease has a 5 to 10 year base term, with the lessee having an option to extend the lease for additional terms. Leases often include the right to renegotiate rents and royalties for the extended term.

     Coal royalty revenues are affected by changes in coal prices, lessees' supply contracts and, to a lesser extent, fluctuations in the spot market prices for coal. The prevailing price for coal depends on a number of factors, including the supply-demand relationship, the price and availability of alternative fuels, overall economic conditions and governmental regulations. In addition to their royalty obligation, lessees are often subject to pre-established minimum monthly, quarterly or annual payments. These minimum rentals reflect amounts owners are entitled to receive even if no mining activity occurred during the period. Minimum rentals are often credited against future production royalties that are earned when coal production commences.

     Because royalty businesses do not operate any mines, they do not bear ordinary operating costs and have limited direct exposure to environmental, permitting and labor risks. As operators, the lessees are subject to environmental laws, permitting requirements and other regulations adopted by various governmental authorities. In addition, the lessees bear the labor risks, including health care legacy costs, black lung benefits and workmen's compensation costs, associated with operating the mines. Royalty businesses typically pay property taxes and then are reimbursed by the lessee for the taxes on the leased property, pursuant to the terms of the lease.

     Our business is not seasonal, although at times severe winter weather can cause a short-term decrease in coal production by our lessees, due to the weather's negative impact on production.

     We have three lessees who provided more than 10% of our revenue in 2002:
Arch Coal, Massey Energy and Peabody Coal. Each of these companies has several different mines on our properties. While the loss of any one of these lessees would have a material adverse effect on us, we do not believe that the loss of any single mine would have a material adverse effect on us.

COAL RESERVES AND PRODUCTION

     The following table sets forth 2002 and 2001 coal royalty revenues from the properties that were contributed to NRP on October 17, 2002. These coal royalties represent production from the properties, for the years ending December 31, 2002 and 2001, respectively. Coal royalty revenue was generated from the properties in each of the following areas: Appalachia, Illinois Basin and Northern Powder River Basin.

               COAL ROYALTY REVENUES FROM CONTRIBUTED PROPERTIES

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
AREA
Appalachia..................................................    $40,688        $31,719
Illinois Basin..............................................      2,994          3,155
Northern Powder River Basin.................................      5,926          6,951
                                                                -------        -------
  Total.....................................................    $49,608        $41,825
                                                                =======        =======

     The following table sets forth production data and reserve information for the contributed properties in each of the following areas: Appalachia, Illinois Basin and Northern Powder River Basin.

                            PRODUCTION AND RESERVES

                                       PRODUCTION
                                       YEAR ENDED       PROVEN AND PROBABLE RESERVES AT
                                      DECEMBER 31,             DECEMBER 31, 2002
                                     ---------------   ---------------------------------
                                      2002     2001    UNDERGROUND   SURFACE   TOTAL(1)
                                     ------   ------   -----------   -------   ---------
                                                     (TONS IN THOUSANDS)
AREA
Appalachia.........................  22,600   19,648     936,631     106,140   1,042,771
Illinois Basin.....................   2,433    2,659          --      25,965      25,965
Northern Powder River Basin........   5,474    6,683          --     161,465     161,465
                                     ------   ------     -------     -------   ---------
  Total............................  30,507   28,990     936,631     293,570   1,230,201
                                     ======   ======     =======     =======   =========

---------------

(1) Of the 1.23 billion tons of reserves, we control approximately 20.2 million tons in Southern West Virginia under paid-up leases for which we have paid royalties sufficient to allow us to mine all of the coal reserves attributable to the properties without further payment.

     We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is that portion of low sulfur coal that, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. As of December 31, 2002, approximately 25% of our reserves were compliance coal which met the standards for Phase II of the Clean Air Act. Unless otherwise indicated, we present the quality of the coal throughout this Form 10-K on an as-received basis, which assumes 6% moisture for Appalachian reserves, 12% moisture for Illinois Basin reserves and 25% moisture for Northern Powder River Basin reserves. We own both steam and metallurgical coal reserves in Central and Southern Appalachia, and we own steam coal reserves in Northern Appalachia, the Illinois Basin and the Northern Powder River Basin. In 2002, approximately 16.2% of the coal production from our properties was metallurgical coal.

     The following table sets forth our estimate of the sulfur content, the typical quality of our coal reserves and the type of coal in each area as of December 31, 2002.

                SULFUR CONTENT, TYPICAL QUALITY AND TYPE OF COAL

                                                           SULFUR CONTENT                         TYPICAL QUALITY
                                           ----------------------------------------------   ---------------------------
                                              LOW        MEDIUM       HIGH
                              COMPLIANCE   (LESS THAN   (1.0% TO    (GREATER                 HEAT CONTENT      SULFUR
AREA                           COAL(1)       1.0%)       1.5%)     THAN 1.5%)     TOTAL     (BTU PER POUND)      (%)
----                          ----------   ----------   --------   ----------   ---------   ---------------   ---------
                                                        (TONS IN THOUSANDS)
Appalachia..................   306,073      626,887     205,153     210,731     1,042,771        12,384            1.20
Illinois Basin..............        --           --       8,797      17,168        25,965        11,458            2.45
Northern Powder River
  Basin.....................        --      161,465          --          --       161,465         8,443            0.75
                               -------      -------     -------     -------     ---------
    Total...................   306,073      788,352     213,950     227,899     1,230,201
                               =======      =======     =======     =======     =========

                                      TYPE OF COAL
                              ----------------------------

AREA                            STEAM     METALLURGICAL(2)
----                          ---------   ----------------
                                  (TONS IN THOUSANDS)
Appalachia..................    877,162       165,608
Illinois Basin..............     25,965            --
Northern Powder River
  Basin.....................    161,465            --
                              ---------       -------
    Total...................  1,064,592       165,608
                              =========       =======

---------------

(1) Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

(2) For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as steam coal.

     We prepare our reserve estimate from geologic data assembled and analyzed by our staff of geologists and engineers. The geologic data is taken from thousands of drill holes, adjacent mine workings, outcrop prospect openings and other sources, including from third parties. These estimates also take into account legal, technical and economic limitations that may keep coal from being mined. Reserve estimates will change from time to time due to mining activities, analysis of new engineering and geologic data, acquisition or divestment of reserve holdings, modification of mining plans or mining methods, and other factors. As of December 31, 2002 our reserves were estimated internally by our geologists and engineers.

COMPETITION

     Numerous producers in the coal industry make the industry intensely competitive. Our lessees compete with coal producers in various regions of the United States for domestic sales. The industry has undergone significant consolidation since 1976. The top ten producers have increased their share of total domestic coal production from 38% in 1976 to 63% in 2001. This consolidation has led to a number of our lessees' parent companies having significantly larger financial and operating resources than their competitors. Our lessees compete with both large and small producers nationwide on the basis of coal price at the mine, coal quality, transportation cost from the mine to the customer and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity and steel, as well as environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil and hydroelectric power.

REGULATION

     The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

     - the discharge of materials into the environment;

     - employee health and safety;

     - mine permits and other licensing requirements;

     - reclamation and restoration of mining properties after mining is completed;

     - management of materials generated by mining operations;

     - surface subsidence from underground mining;

     - water pollution;

     - legislatively mandated benefits for some current and retired coal miners;

     - air quality standards;

     - protection of wetlands;

     - endangered plant and wildlife protection;

     - limitations on land use;

     - storage of petroleum products and substances that are regarded as hazardous under applicable laws; and

     - management of electrical equipment containing polychlorinated biphenyls, or PCBs.

     In addition, the electricity generation industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our lessees' coal. New legislation or regulations may be adopted or enforcement of existing laws could become more stringent, either of which may have a significant impact on the mining operations of our lessees or their customers' ability to use coal. Potential regulation may require our lessees or their customers to change operations significantly or incur substantial costs.

     Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely. We do not currently expect that future compliance will have a material adverse effect on us, our unitholders or our minimum quarterly distributions.

     While it is not possible to quantify the expenditures incurred by our lessees to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Our lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Compliance with these laws substantially increases the cost of coal mining for all domestic coal producers.

SPECIFIC REGULATORY AND LITIGATION MATTERS

     West Virginia Mountaintop Mining/Valley Fill Litigation. Bragg v. Robertson was filed in federal court by the West Virginia Highlands Conservancy and several citizens in July 1998 against the West Virginia Department of Environmental Protection and the U.S. Army Corp of Engineers. Bragg generally targeted mountaintop mining operations utilizing valley fills for mine overburden disposal. The plaintiffs in this case alleged that the procedures used by the West Virginia Department of Environmental Protection and the U.S. Army Corps of Engineers for issuing permits for valley fills used in mountaintop removal violated SMCRA, the Clean Water Act and the National Environmental Policy Act.

     In its ruling on the SMCRA claims, the district court enjoined the West Virginia Department of Environmental Protection from issuing mining permits for the construction of valley fills over both intermittent and perennial stream segments. The Fourth Circuit Court of Appeals vacated the district court's injunction in April 2001, ruling that the Eleventh Amendment to the U.S. Constitution barred suit against the state in federal court for alleged violations of state mining law. The plaintiffs appealed the Fourth Circuit's decision to the U.S. Supreme Court. In January 2002, the U.S. Supreme Court refused to hear the appeal. Because virtually all mining operations in West Virginia, including those of our lessees, utilize valley fills, all or a portion of our lessees' mining operations could have been affected by the permanent injunction. The plaintiffs could file a new lawsuit in state court challenging the West Virginia Department of Environmental Protection's practice of permitting valley fills. If a state court were to enjoin the construction of valley fills, our lessees might not be able to continue mining those reserves in West Virginia that are only accessible through mining techniques that use valley fills, unless such a decision were overturned or if a legislative or other solution were not achieved. The issuance of an injunction by a state court could have a material adverse effect on our lessees and on our acquisition and use of future reserves that require valley fills.

     Before Bragg was filed, the federal defendants had previously reached a settlement with the plaintiffs in December 1998 regarding the Clean Water Act and the National Environmental Policy Act claims. Under the agreement, the U.S. Army Corps of Engineers, in cooperation with other agencies, must prepare a programmatic environmental impact statement regarding the effects of valley fills on the environment. This environmental impact statement was to have been completed by January 2001. At this time, however, the environmental impact statement has not been completed, and it is uncertain when it will be completed. Until the environmental impact statement is completed, an individual Clean Water Act Section 404 dredge and fill permit is required prior to the construction of any valley fill greater than 250 acres in size.

     On May 8, 2002, the United States District Court for the Southern District of West Virginia issued an order in Kentuckians for the Commonwealth v. Rivenburgh enjoining the Huntington, West Virginia office of the U.S. Army Corps of Engineers from issuing permits under Section 404 of the Clean Water Act for the construction of valley fills for the disposal of overburden from mountaintop mining operations solely for the purpose of waste disposal. These valleys typically contain streams that, under the Clean Water Act, are considered navigable waters of the United States. The court held that the filling of these waters solely for waste disposal is a violation of the Clean Water Act. The effect of this injunction would have been to make mountaintop mining uneconomical in those areas subject to the injunction. We would be materially affected by this injunction because a substantial number of mountaintop mining valley fill permits required to be obtained by our lessees are issued by the Huntington, West Virginia office of the U.S. Army Corps of Engineers.

     On December 4, 2002, the Fourth Circuit Court of Appeals heard oral arguments in the Corps of Engineers' appeal from the District Court's decision in Kentuckians and issued a 2-1 opinion on January 29, 2003, which vacated the injunction issued by the District Court. The Court of Appeals also reversed the District Court's interpretation of the meaning of "fill material" as used in
Section 404 to mean "material deposited for some beneficial primary purpose, not waste material discharged solely to dispose of waste" and remanded the case to the District Court for further proceedings. Based on this ruling, the Corps of Engineers appears to have the authority under Section 404 of the Clean Water Act to issue permits, and our lessees can apply for these permits and expect to receive them so long as they comply with all the requirements of the application.

     The Fourth Circuit ruling is subject to further appellate review by either the Fourth Circuit itself or the Supreme Court. Because additional appellate review is entirely discretionary, we are unable to predict whether such review will be allowed.

     Surface Mining Control And Reclamation Act. SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, our lessees are contractually obligated under the terms of their leases to comply with all laws, including SMCRA and similar state and local laws.

     SMCRA also requires our lessees to submit a bond or otherwise financially secure the performance of their reclamation obligations. The earliest a reclamation bond can be completely released is five years after reclamation is complete. In addition, the Abandoned Mine Lands Act, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. Since our lessees are responsible for these obligations and any related liabilities, we do not accrue the estimated costs of reclamation or mine closing, and we do not pay the tax described above.

     Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent mine lessees and other third parties could potentially be imputed to other companies that are deemed to have "owned" or "controlled" the mine operator. Sanctions against the "owner" or "controller" are quite severe and can include civil penalties, reclamation fees and reclamation costs. We are not aware of any currently pending or asserted claims against us asserting that we "own" or "control" our lessees. We believe our lessees are generally in compliance with all operational, reclamation and closure requirements under their SMCRA permits.

     On March 29, 2002, the U.S. District Court for the District of Columbia issued a ruling that could restrict underground mining activities conducted in the vicinity of public roads or occupied dwellings, or within a variety of federally protected lands or national forests. Citizens Coal Council v. Norton was filed in February 2000 to challenge regulations issued by the Department of Interior that provide, among other things, that subsidence and underground activities that may lead to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiff's claims that the Secretary of the Interior's determination violated SMCRA. By order dated April 9, 2002, the court remanded the regulations to the Secretary of the Interior for reconsideration.

     None of the deep mining activities undertaken on our properties are within federally protected lands or national forests where SMCRA restricts surface mining, even though several are within proximity to occupied dwellings. However, this case poses a potential restriction on underground mining within 100 feet of a public road. If these SMCRA restrictions ultimately apply to underground mining, considerable uncertainty would exist about the nature and extent of these restrictions.

     The significance of this decision for the coal mining industry remains unclear because this ruling is subject to appellate review. The Department of Interior and the National Mining Association, a trade group that intervened in this action, have appealed the ruling and sought a stay of the order pending appeal to the District of Columbia Circuit Court of Appeals, and the stay was granted. Oral argument before the District of Columbia Circuit is scheduled for April 7, 2003. If the District Court's decision is not overturned or if some legislative solution is not enacted, this ruling could have a material adverse effect on all coal mine operations that utilize underground mining techniques, including those of our lessees. While it still may be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process are likely to increase significantly.

     West Virginia Cumulative Hydrologic Impact Analysis Litigation. In a lawsuit unrelated to Bragg, two environmental groups sued the West Virginia Department of Environmental Protection in January 2000, and later added the U.S. Secretary of the Interior in federal court, alleging various violations of the Clean Water Act and SMCRA. The U.S. Office of Surface Mining is a division within the Department of Interior. Ohio Valley Environmental Coalition, Inc. v. Castle specifically alleges that the West Virginia Department of Environmental Protection has violated its non-discretionary duty to require all surface and underground mining permit applications to include certain stream flow and water quality data and an analysis of the probable hydrologic consequences of the proposed mine, and that the West Virginia Department of

Environmental Protection failed to conduct SMCRA-required cumulative hydrologic impact analysis prior to issuing mining permits. The lawsuit also alleges that the Office of Surface Mining has a non-discretionary duty to apply the federal SMCRA law in West Virginia due to the deficiencies in the state program. In March 2001, the district court denied the plaintiff's motion for a preliminary injunction on its claims against the West Virginia Department of Environmental Protection. In September 2001, the district court denied a motion to dismiss filed by defendant Michael Callaghan, Secretary of the West Virginia Department of Environmental Protection. Callaghan filed an interlocutory appeal of this decision in October 2001. The Fourth Circuit Court of Appeals dismissed this appeal in part and has denied a motion filed by the plaintiffs to dismiss the remaining claims. During the pendency of this appeal, on August 30, 2002, the district court dismissed some of the plaintiffs' claims.

     If the plaintiffs are eventually successful in this lawsuit, the West Virginia Department of Environmental Protection will have to modify its procedures and requirements for the content and review of mining permit applications, or the federal government will be ordered to assume control over mining permits in West Virginia. Any of these changes is likely to increase the cost of preparing applications and the time required for their review and may entail additional operating expenditures and, possibly, restrictions on operating that could reduce our coal royalty revenues.

     Green Valley Coal Company, one of our lessees and a subsidiary of Massey Energy Company, intervened as a defendant in this lawsuit because a permit issued to Green Valley is alleged to have been improperly issued, and because several pending Green Valley permit applications are also alleged to be deficient.

     West Virginia Antidegradation Policy. In January 2002, a number of environmental groups and individuals filed suit in the U.S. District Court for the Southern District of West Virginia to challenge the EPA's approval of West Virginia's antidegradation implementation policy. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants to waters that have been designated as high quality by the state. Antidegradation review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. The plaintiffs in Ohio Valley Environmental Coalition v. Whitman challenge provisions in West Virginia's antidegradation implementation policy that exempt current holders of National Pollutant Discharge Elimination System (NPDES) permits and Section 404 permits, among other parties, from the antidegradation-review process. Our lessees are current NPDES or Section 404 permit holders that are exempt from antidegradation review under these provisions. Revoking this exemption and subjecting our lessees to the antidegradation review process could delay the issuance or reissuance of Clean Water Act permits to our lessees or cause these permits to be denied. If the plaintiffs are successful and our lessees discharge into waters that have been designated as high-quality by the state, the costs, time and difficulty associated with obtaining and complying with Clean Water Act permits for surface mining of operations could increase, which could in turn increase the costs of coal production, potentially reducing our royalty revenues.

     Massey Energy Show Cause Order. In January 2002, the West Virginia Department of Environmental Protection entered an order finding a pattern of violations relating to water quality by Marfork Coal Company, a subsidiary of Massey Energy, and suspending its permit for operations adjacent to the Dorothy-Sarita property for 14 days. Marfork Coal filed an appeal and obtained a stay of enforcement of this order. The Surface Mining Board heard the appeal and reduced the suspension to nine days. Marfork Coal has appealed this decision to the circuit court, which held a hearing on November 22, 2002. On December 23, 2002, the Circuit Court reversed the order of the West Virginia Department of Environmental Protection. The court found that the show cause hearing was not conducted in an impartial manner and caused a violation of Marfork Coal's due process rights. The matter was remanded to the West Virginia Department of Environmental Protection for an impartial hearing. If this show cause order had been upheld, the permits issued to Massey Energy and its subsidiaries could be suspended or revoked and production could be decreased at the mines on the Dorothy-Sarita property and at the longwall mine operated by Performance Coal at the Eunice property, reducing our coal royalty revenues on that property.

     Mine Health and Safety Laws. Stringent safety and health standards have been imposed on the coal mining industry by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Act requires payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of miners who die from this disease. Because the regulatory requirements imposed by mine worker health and safety laws are comprehensive and ongoing in nature, non-compliance cannot be eliminated completely. We believe our lessees have made all payments under the Black Lung Act and are generally in compliance with all applicable mine health and safety laws.

     Clean Air Act. The federal Clean Air Act and similar state and local laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal-fired industrial boilers and power plants, which are the largest end-users of our coal. These regulations can take a variety of forms, as explained below.

     The Clean Air Act imposes obligations on the Environmental Protection Agency, or EPA, and the states to implement regulatory programs that will lead to the attainment and maintenance of EPA-promulgated ambient air quality standards, including standards for sulfur dioxide, particulate matter, nitrogen oxides and ozone. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources to comply with these ambient air standards. Significant additional emissions control expenditures will be needed in order to meet the current national ambient air standards.

     Numerous legal and regulatory actions have been initiated over the years under the Clean Air Act, the outcome of which could adversely affect coal mining and coal-fired power plants. In February 2003, legislation was introduced in Congress outlining the Bush administration's Clear Skies Initiative, which calls for dramatic decreases in sulfur emissions from power plants. If lower emissions standards are enacted under the act, it could result in a decrease in coal demand.

     In summary, the effect that a variety of Clean Air Act regulations and legal actions could have on the coal industry and thus our business cannot be predicted with certainty. We cannot assure you that future regulatory provisions will not materially adversely affect our business, financial condition or results of operations. Additionally, we have no ability to control, or specific knowledge regarding, the environmental and other regulatory compliance of purchasers of coal mined from our properties.

     Clean Water Act. Section 301 of the Clean Water Act prohibits the discharge of a pollutant from a point source into navigable waters except in accordance with a permit issued under either Section 402 or Section 404 of the Clean Water Act. Navigable waters are broadly defined to include streams, even those that are not navigable in fact, and may include wetlands.

     All mining operations in Appalachia generate excess material that must be placed in fills in adjacent valleys and hollows. Likewise, coal refuse disposal areas and coal processing slurry impoundments are located in valleys and hollows. Almost all of these areas contain intermittent or perennial streams, which are considered navigable waters. An operator must secure a Clean Water Act permit before filling such streams. For approximately the past twenty-five years, operators have secured Section 404 fill permits to authorize the filling of navigable waters with material from various forms of coal mining. Operators have also obtained permits under Section 404 for the construction of slurry impoundments although the use of these impoundments, including discharges from them, requires permits under Section 402. Our leases require our lessees to obtain all necessary permits required under the Clean Water Act. To our knowledge, our lessees have obtained all permits required under the Clean Water Act and equivalent state laws.

     Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations. We do not hold any mining permits. Under our leases, our lessees are responsible for obtaining and maintaining all permits. In connection with obtaining these permits and approvals, our lessees may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

     In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for restoring the mined property to its prior condition, productive use or other permitted condition upon the completion of mining operations. Typically our lessees submit the necessary permit applications between 12 and 18 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined by our lessees over the next five years. Our lessees are in the planning phase for obtaining permits for the remaining reserves planned to be mined over the next five years. We cannot assure you, however, that they will not experience difficulty in obtaining mining permits in the future.

     As a consequence of potential future legislation and administrative regulations that may emphasize the protection of the environment, the activities of mine operators, including our lessees, may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may also require substantial increases in equipment expenditures and operating costs, as well as delays, interruptions or the termination of operations. We cannot predict the possible effect of such regulatory changes.

     Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

     Framework Convention on Global Climate Change. The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, that is intended to limit or capture emissions of greenhouse gases such as carbon dioxide and methane. The U.S. Senate has neither ratified the treaty commitments, which would mandate a reduction in U.S. greenhouse gas emissions, nor enacted any law specifically controlling greenhouse gas emissions, and the Bush Administration has withdrawn support for this treaty. Nonetheless, future regulation of greenhouse gases could occur either pursuant to future U.S. treaty obligations or pursuant to statutory or regulatory changes under the Clean Air Act. Efforts to control greenhouse gas emissions could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel. These restrictions or uncertainties could have a material adverse effect on our business.

     Comprehensive Environmental Response, Compensation and Liability
Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Thus, coal mines on lands that we currently own or have previously owned, and sites to which our lessees sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights. We cannot assure you that we or our lessees will not become involved in future proceedings, litigation or investigations or that these liabilities will not be material.

     Endangered Species. The federal Endangered Species Act and counterpart state legislation protects species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying our lessees from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or silvicultural activities in areas containing the affected species. A number of species indigenous to our properties are protected under the Endangered Species Act. Based on the species that have been identified to date and the current application of applicable laws and regulations, however, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our lessees' ability to mine coal from our properties in accordance with current mining plans. There can be no assurance, however, that additional species on our properties will not receive protected status under the Endangered Species Act or that currently protected species will not be discovered within our properties.

     Other Environmental Laws Affecting Our Lessees. Our lessees are required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act. We believe that our lessees are in substantial compliance with all applicable environmental laws.

TITLE TO PROPERTY

     Of the 1.23 billion tons of proven and probable coal reserves to which we had rights as of December 31, 2002, we owned approximately 1.21 billion tons, or 98.4% of the reserves, in fee. We lease approximately 20.2 million tons, or 1.6% of our reserves, from unaffiliated third parties. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operations of our business.

     For most of our properties, the surface, oil and gas and mineral or coal estates are owned by different entities. Some of those entities are our affiliates. State law and regulations in most of the states where we do business require the oil and gas owner to coordinate the location of wells so as to minimize the impact on the intervening coal seams. We do not anticipate that the existence of the severed estates will materially impede coal development on our properties.

EMPLOYEES AND LABOR RELATIONS

     We do not have any employees. To carry out our operations, affiliates of our general partner employ approximately 24 employees who directly support our operations. None of these employees are subject to a collective bargaining agreement. Some of the employees of our lessees and sublessees are subject to collective bargaining agreements.

SEGMENT INFORMATION

     Pursuant to SFAS No. 132, "Disclosure About Segments of an Enterprise and Related Information," we are not required to disclose separate segment information because the materiality of timber and oil and gas did not meet the test for segment disclosure.

AVAILABLE INFORMATION

     The Partnership's internet address is www.nrplp.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and

Exchange Commission. Included on our website is our "Code of Business Conduct and Ethics" adopted by our Board of Directors.

ITEM 3. LEGAL PROCEEDINGS

     Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS

     Our common units are listed and traded on the New York Stock Exchange under the symbol "NRP." As of March 1, 2003, there were an estimated 4,700 beneficial owners of our common units, and four holders of subordinated units.

     The following table sets forth the high and low sales prices per common unit, as reported on the New York Stock Exchange, from October 11, 2002 (the day our common units began trading) to December 31, 2002 and the quarterly cash distribution paid per common unit and subordinated unit.

                                                            PRICE RANGE
                                                          ---------------       CASH
2002                                                       HIGH     LOW     DISTRIBUTIONS
----                                                      ------   ------   -------------
Fourth Quarter..........................................  $20.70   $18.35      $0.4234*

---------------

* The prorated cash distribution relates to the period from October 17, 2002, the closing date of our initial public offering, to December 31, 2002. This distribution was declared on January 21, 2003 and paid on February 14, 2003.

     In addition to common units, we have also issued subordinated units for which there is no established public trading market. The subordinated units were issued as part of our initial public offering in October 2002 and receive a quarterly distribution only after sufficient funds have been paid to the common units, as described below. All of the subordinated units are held by affiliates of our general partner.

     During the subordination period, the holders of our common units are entitled to receive a minimum quarterly distribution of $0.5125 per unit ($2.05 annualized) prior to any distribution of available cash to holders of our subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after September 30, 2007 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units in each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. In addition, 25% of the subordinated units may convert to common units on a one-for-one basis after September 30, 2005, and 25% of the subordinated units may convert to common units on a one-for-one basis after September 30. 2006, if we meet the tests set forth in our partnership agreement. If the subordination period ends, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units, the subordinated units may be converted into common units and the common units will no longer be entitled to arrearages.

     Our general partner, the WPP Group and Arch Coal are entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:

        PERCENTAGE ALLOCATIONS OF AVAILABLE CASH FROM OPERATING SURPLUS

                                                             MARGINAL PERCENTAGE INTEREST IN
                                                                      DISTRIBUTIONS
                                                           ------------------------------------
                                                                                    HOLDERS OF
                                   TOTAL QUARTERLY                                  INCENTIVE
                                 DISTRIBUTION TARGET                     GENERAL   DISTRIBUTION
                                       AMOUNT              UNITHOLDERS   PARTNER      RIGHTS
                             ---------------------------   -----------   -------   ------------
Minimum Quarterly
  Distribution.............  $0.5125                           98%          2%          --
First Target
  Distribution.............  $0.5125 up to $0.5625             98%          2%          --
Second Target
  Distribution.............  above $0.5625 up to $0.6625       85%          2%          13%
Third Target
  Distribution.............  above $0.6625 up to $0.7625       75%          2%          23%
Thereafter.................  above $0.7625                     50%          2%          48%

     We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as "available cash" as that term is defined in our partnership agreement. The amount of available cash may be greater than or less than the minimum quarterly distribution. We currently pay quarterly cash distributions of $0.5125 per unit. In general, we intend to increase our cash distributions in the future assuming we are able to increase our "available cash" from our operations and through acquisitions, provided there is no adverse change in our operations, economic conditions and other factors. However, we cannot guarantee that future distributions will continue at such levels.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA

     The following tables show selected historical financial data for Natural Resource Partners L.P. and our predecessors (Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and the Arch Coal Contributed Properties, collectively known as predecessors), in each case for the periods and as of the dates indicated. We derived the selected historical financial data for Natural Resource Partners L.P. as of December 31, 2002 and for the period from commencement of operations (October 17, 2002) through December 31, 2002 from the audited financial statements of Natural Resource Partners L.P. We derived the selected historical financial data for the WPP Group as of and for the years ended December 31, 1998, 1999, 2000, 2001 and for the period from January 1 through October 16, 2002 from the audited financial statements of the WPP Group, and we derived the selected historical financial data for the Arch Coal Contributed Properties as of and for the years ended December 31, 1999, 2000, 2001 and for the period from January 1 through October 16, 2002 from the audited financial statements of the Arch Coal Contributed Properties. We derived the selected historical financial data for the Arch Coal Contributed Properties as of and for the years ended December 31, 1998 from the accounting records of Arch Coal.

     We derived the information in the following tables from, and the information should be read together with and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in Item 8, "Financial Statements and Supplementary Data." The tables should be read together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." While substantially all of the producing coal-related assets and operations of the WPP Group were contributed to us, some assets and liabilities were retained by the WPP Group.

                         NATURAL RESOURCE PARTNERS L.P.

                                           FROM
                                       COMMENCEMENT
                                      OF OPERATIONS
                                    (OCTOBER 17, 2002)
                                         THROUGH                  YEAR ENDED DECEMBER 31
                                       DECEMBER 31,      -----------------------------------------
                                           2002            2001       2000       1999       1998
                                    ------------------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT PRICE DATA)
INCOME STATEMENT DATA:
REVENUES:                                                        (1)         (1)         (1)         (1)
  Coal royalties..................       $ 11,532
  Property taxes..................          1,047
  Minimums recognized as
     revenue......................            872
  Override royalties..............            226
  Other...........................            216
                                         --------
  Total revenues..................         13,893
EXPENSES:
  Depletion and amortization......          4,526
  Taxes other than income.........          1,296
  General and administrative......          1,059
  Override payments...............            226
  Coal Royalty Payments...........            171
                                         --------
  Total expenses..................          7,278
                                         --------
Income from operations............          6,615
  Interest expense................           (200)
                                         --------
Net income........................       $  6,415
                                         ========
BALANCE SHEET DATA (AT PERIOD
  END):
Total assets......................       $392,719
Deferred revenue..................         13,252
Long-term debt....................         57,500
Total liabilities.................         74,085
Partners' capital.................        318,634
CASH FLOW DATA:
Net cash flow provided by (used
  in):
  Operating activities............       $  6,738
  Investing activities............        (57,449)
  Financing activities............         58,463
OTHER DATA:
Royalty coal tons produced by
  Lessees.........................          7,314
Average gross coal royalty per
  ton.............................       $   1.58

---------------

(1) No financial data is presented for these periods because Natural Resource Partners L.P. was not formed until April 9, 2002 and did not commence operations until October 17, 2002.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                                            FOR THE
                                          PERIOD FROM
                                           JANUARY 1
                                            THROUGH              YEAR ENDED DECEMBER 31,
                                          OCTOBER 16,   -----------------------------------------
                                            2002(1)       2001       2000       1999       1998
                                          -----------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PRICE DATA)
INCOME STATEMENT DATA:
REVENUES:
  Coal royalties........................   $ 17,261     $ 15,458   $ 11,585   $ 15,754   $ 20,412
  Timber royalties......................      2,774        3,691      4,236      3,770      3,738
  Gain on sale of property..............         92        3,125      3,982        205         70
  Property taxes........................      1,221        1,184      1,404      1,163      1,538
  Other.................................      1,219        2,512      1,342      1,293      1,416
                                           --------     --------   --------   --------   --------
  Total revenues........................     22,567       25,970     22,549     22,185     27,174
EXPENSES:
  General and administrative............      2,291        2,981      3,009      3,161      3,092
  Taxes other than income...............      1,438        1,457      1,701      1,447      1,858
  Depreciation, depletion and
     amortization.......................      3,544        1,369      1,168      1,270      1,996
                                           --------     --------   --------   --------   --------
  Total expenses........................      7,273        5,807      5,878      5,878      6,946
                                           --------     --------   --------   --------   --------
Income from operations..................     15,294       20,163     16,671     16,307     20,228
Other income (expense):
  Interest expense......................     (4,786)      (3,966)    (4,167)    (4,353)    (5,505)
  Interest income.......................        114          270        321        254        292
  Reversionary interest.................       (561)      (1,924)        --         --         --
                                           --------     --------   --------   --------   --------
Net income..............................   $ 10,061     $ 14,543   $ 12,825   $ 12,208   $ 15,015
                                           ========     ========   ========   ========   ========
BALANCE SHEET DATA (AT PERIOD END):
Total assets............................                $ 88,224   $ 76,510   $ 76,089   $ 78,297
Deferred revenue........................                   7,916      7,468      7,301      7,191
Long-term debt..........................                  47,716     50,681     53,431     55,979
Total liabilities.......................                  68,055     61,584     64,038     66,378
Partners' capital.......................                  20,169     14,926     12,051     11,919
CASH FLOW DATA:
Net cash flow provided by (used in):
  Operating activities..................   $  8,676     $ 13,056   $ 10,670   $ 13,838   $ 16,210
  Investing activities..................    (35,028)       2,685      3,976        188        (46)
  Financing activities..................     27,899      (15,434)   (14,630)   (14,645)   (15,472)
OTHER DATA:
Royalty coal tons produced by Lessees...      9,572       10,309      7,422      9,799     10,568
Average gross coal royalty per ton......   $   1.80     $   1.50   $   1.56   $   1.61   $   1.93

---------------

(1) Up to the date of contribution of assets to Natural Resource Partners L.P.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                                        FOR THE
                                      PERIOD FROM
                                       JANUARY 1
                                        THROUGH            YEAR ENDED DECEMBER 31,
                                      OCTOBER 16,   -------------------------------------
                                        2002(1)      2001      2000      1999      1998
                                      -----------   -------   -------   -------   -------
                                               (IN THOUSANDS, EXCEPT PRICE DATA)
INCOME STATEMENT DATA:
REVENUES:
  Coal royalties....................    $ 5,895     $ 7,457   $ 7,966   $11,688   $ 8,684
  Lease and easement income.........        474         787       583       480       490
  Gain on sale of property..........         --         439       709        12       930
  Property taxes....................         61          88        87        81        82
  Other.............................         71          31        45        73       101
                                        -------     -------   -------   -------   -------
  Total revenues....................      6,501       8,802     9,390    12,334    10,287
EXPENSES:
  General and administrative........        417         611       481       574       488
  Taxes other than income...........         69         110       107        98       100
  Depletion and amortization........      1,979       2,144     2,244     2,725     2,178
                                        -------     -------   -------   -------   -------
  Total expenses....................      2,465       2,865     2,832     3,397     2,766
                                        -------     -------   -------   -------   -------
Income from operations..............      4,036       5,937     6,558     8,937     7,521
Other income (expense):
  Interest expense..................     (1,877)     (3,652)   (4,657)   (4,999)   (5,450)
  Interest income...................        115         307       376        63        30
                                        -------     -------   -------   -------   -------
Net income before extraordinary
  item..............................      2,274       2,592     2,277     4,001     2,101
  Loss on early extinguishment of
     debt...........................         --          --        --    (2,678)       --
                                        -------     -------   -------   -------   -------
Net income..........................    $ 2,274     $ 2,592   $ 2,277   $ 1,323   $ 2,101
                                        =======     =======   =======   =======   =======
BALANCE SHEET DATA (AT PERIOD END):
Total assets........................                $70,236   $70,514   $69,616   $68,148
Deferred revenue....................                  1,034     1,297     1,207     1,783
Long-term debt......................                 47,125    48,625    50,125    51,115
Total liabilities...................                 50,110    52,129    53,508    59,362
Partners' capital...................                 20,126    18,385    16,108     8,786
CASH FLOW DATA:
Net cash flow provided by (used in):
  Operating activities..............    $ 3,725     $ 3,677   $ 5,731   $ 3,150   $ 3,522
  Investing activities..............         --         475       726         2     1,102
  Financing activities..............     (4,069)     (4,564)   (6,205)   (3,136)   (3,984)
OTHER DATA:
Royalty coal tons produced by
  lessees...........................      4,970       8,509     9,172    11,746     9,744
Average gross coal royalty per
  ton...............................    $  1.19     $  0.88   $  0.87   $  1.00   $  0.89

---------------

(1) Up to the date of contribution of assets to Natural Resource Partners L.P.

                          NEW GAULEY COAL CORPORATION

                                        FOR THE
                                      PERIOD FROM
                                       JANUARY 1
                                        THROUGH            YEAR ENDED DECEMBER 31,
                                      OCTOBER 16,   -------------------------------------
                                        2002(1)      2001      2000      1999      1998
                                      -----------   -------   -------   -------   -------
                                               (IN THOUSANDS, EXCEPT PRICE DATA)
INCOME STATEMENT DATA:
REVENUES:
  Coal royalties....................    $1,434      $ 1,609   $   955   $ 1,332   $ 1,429
  Gain on sale of property..........        --           25        --        --        --
  Property taxes....................        20           28        25        26        23
  Other.............................        53           61        32        75        65
                                        ------      -------   -------   -------   -------
  Total revenues....................     1,507        1,723     1,012     1,433     1,517
EXPENSES:
  General and administrative........        52           41        32        27        30
  Taxes other than income...........        42           45        48        54        62
  Depletion and amortization........       138          212       132       214       160
                                        ------      -------   -------   -------   -------
  Total expenses....................       232          298       212       295       252
                                        ------      -------   -------   -------   -------
Income from operations..............     1,275        1,425       800     1,138     1,265
Other income (expense):
  Interest expense..................       (97)        (132)     (139)     (145)     (175)
  Interest income...................        24           15        --        --         6
  Reversionary interest.............      (104)         (85)       --        --        --
                                        ------      -------   -------   -------   -------
Net income..........................    $1,098      $ 1,223   $   661   $   993   $ 1,096
                                        ======      =======   =======   =======   =======
BALANCE SHEET DATA (AT PERIOD END):
Total assets........................                $ 4,625   $ 4,553   $ 4,636   $ 4,925
Deferred revenue....................                  3,601     3,747     3,902     4,189
Long-term debt......................                  1,584     1,682     1,781     1,866
Total liabilities...................                  5,391     5,542     5,787     6,169
Stockholders' deficit...............                   (766)     (989)   (1,151)   (1,244)
CASH FLOW DATA:
Net cash flow provided by (used in):
  Operating activities..............    $  867      $ 1,323   $   604   $   900   $   600
  Investing activities..............        --         (175)       --       (67)       --
  Financing activities..............      (474)      (1,091)     (591)     (979)     (370)
OTHER DATA:
Royalty coal tons produced by
  lessees...........................       479          718       356       572       522
Average gross coal royalty per
  ton...............................    $ 2.24      $  2.24   $  2.68   $  2.33   $  2.74

---------------

(1) Up to the date of contribution of assets to Natural Resource Partners L.P.

                        ARCH COAL CONTRIBUTED PROPERTIES

                                     FOR THE
                                   PERIOD FROM
                                    JANUARY 1
                                     THROUGH                     DECEMBER 31,
                                   OCTOBER 16,    ------------------------------------------
                                     2002(1)       2001      2000       1999        1998
                                   ------------   -------   -------   --------   -----------
                                                                                 (UNAUDITED)
                                                  (IN THOUSANDS, EXCEPT PRICE
                                                             DATA)
INCOME STATEMENT DATA:
REVENUES:
  Coal royalties.................    $14,768      $18,415   $16,152   $ 13,193    $ 11,379
  Other royalties................      1,349        1,363       907        983         954
  Property taxes.................      1,179        1,033     1,204      1,173       1,239
                                     -------      -------   -------   --------    --------
  Total revenues.................     17,296       20,811    18,263     15,349      13,572
DIRECT COSTS AND EXPENSES:
  Depletion......................      4,889        6,382     5,395      5,625       4,769
  Property taxes.................      1,179        1,033     1,204      1,173       1,239
  Other expense..................        528          283        18         --          --
  Write-down of impaired
     assets......................         --           --        --     65,229          --
                                     -------      -------   -------   --------    --------
  Total expenses.................      6,596        7,698     6,617     72,027       6,008
                                     -------      -------   -------   --------    --------
Excess (deficit) of revenues over
  direct costs and expenses......    $10,700      $13,113   $11,646   $(56,678)   $  7,564
                                     =======      =======   =======   ========    ========
BALANCE SHEET DATA (AT PERIOD
  END):
Total assets.....................                 $90,733   $97,230   $102,168    $107,932
Deferred revenue.................                  10,409    10,035     10,078       8,971
Total liabilities................                  11,180    10,954     10,937       9,897
Net assets purchased.............                  79,553    86,276     91,231      98,035
CASH FLOW DATA:
Direct cash flow from contributed
  Properties.....................                 $19,836   $16,601   $ 15,355    $ 13,508
OTHER DATA:
Royalty coal tons produced by
  Lessees........................      8,791       11,281     9,862      7,702       6,565
Average gross coal royalty per
  ton............................    $  1.68      $  1.63   $  1.64   $   1.71    $   1.73

---------------

(1) Up to the date of contribution of assets to Natural Resource Partners L.P.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing. For more detailed information regarding the basis of presentation for the following financial information, see the notes to the historical financial statements.

     After the Introduction, there is a separate section for each of Natural Resource Partners L.P., Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and the Arch Coal Contributed Properties. The Arch Coal Contributed Properties include the properties contributed to us by Ark Land Company, a subsidiary of Arch Coal, Inc.

INTRODUCTION

     Natural Resource Partners L.P. is a master limited partnership formed by the WPP Group and Arch Coal, Inc. We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois basin and the Western United States. As of December 31, 2002, we controlled approximately 1.23 billion tons of proven and probable coal reserves in eight states. We completed our initial public offering in October 2002.

     We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of December 31, 2002, our reserves were located on 48 separate properties and were subject to 97 leases with 40 lessees. For the year ended December 31, 2002, approximately 55% of the coal produced from the properties contributed to us came from underground mines, and 45% came from surface mines. As of December 31, 2002, approximately 64% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which meets the standards imposed by the Clean Air Act and constitutes approximately 25% of our reserves. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. In the year ended December 31, 2002, our lessees produced 30.5 million tons of coal from the properties contributed to us and our total revenue was $56.6 million, including coal royalty revenues and minimums totaling $50.5 million. Approximately 16% of our lessees' 2002 coal production was metallurgical coal, which the lessees sold to steel companies in the Eastern United States, South America, Europe and Asia.

     Our revenue and profitability are almost entirely dependent on our lessees' ability to mine and market our coal reserves. Coal royalties are paid to us on the basis of a percentage of the sales price of the coal, subject to a minimum royalty per ton. In addition, our leases specify minimum monthly, quarterly or annual royalties. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in future periods. We do not recognize these minimum coal royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are carried as deferred revenue, a liability on the balance sheet.

     Most of our coal is produced by publicly held companies with professional and sophisticated sales departments. We estimate that 80% of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. Coal supply contracts with terms of one year or more are becoming increasingly rare. Thus, our coal royalty revenue stream is increasingly affected by changes in market price of coal.

     During the last few years, steam coal prices have varied greatly. At the beginning of 2000, demand for steam coal was depressed due to excessive stockpiling of coal by utilities in anticipation of "Y2K" problems. By late summer of 2000, these stockpiles returned to normal levels, utilities reentered the market to buy coal, and sufficient supply was not available to meet demand. These events contributed to a rapid increase in coal prices during late 2000. These higher spot prices prevailed for most of 2001. In late 2001, prices began to decline as demand for coal fell due to unusually warm weather during the winter of 2001-2002 and the sluggish U.S. economy. The winter of 2002-2003 has been colder than normal in many parts of the U.S. As a result of the increased demand for electricity for heating, electric utilities have used substantial amounts of coal to generate electricity and have reduced the size of their stockpiles. Recently our lessees have experienced a greater demand for coal, and spot prices have increased about 10%. The effect of spot prices on our results of operations for the near future should be limited because our lessees will receive previously contracted prices for much of their production. Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions.

     During 2002, approximately 20% of our coal royalty revenues were from metallurgical coal. Prices of metallurgical coal have remained relatively stable in the past two years. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal production has gradually decreased during the past few years due to a decline in exports as a result of the strength of the U.S. dollar and increasing use of electric arc furnaces and pulverized coal, rather than metallurgical coal, for steel production. Metallurgical coal can also be used as steam coal. However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may close.

     In addition to coal royalty revenue, we generate nominal revenue from rentals, royalties on oil and gas and coalbed methane leases, an overriding royalty arrangement and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

     Most lessees are required to reimburse us for property taxes paid on the leased property. These property tax reimbursements are shown as revenue in the financial statements. The corresponding property tax expenses are included as "taxes other than income." The WPP Group's property tax expenses are higher than its property tax revenue because the WPP Group retained certain properties and because some of the properties contributed by the WPP Group are unleased and, therefore, no reimbursements are received.

     General and administrative expenses include salary and benefits, rent, expenses and other costs related to managing the properties. An affiliate charges the WPP Group for certain finance, tax, treasury and insurance expenses. The Arch Coal Contributed Properties did not maintain stand-alone corporate treasury, legal, tax, human resources, general administration or other similar corporate support functions. Corporate general and administrative expenses were not previously allocated to the Arch Coal Contributed Properties because there was not sufficient information to develop a reasonable cost allocation. We reimburse the general partner and its affiliates for direct and indirect expenses they incur on our behalf, including general and administrative expenses.

     Depletion and amortization consist primarily of depletion on the coal properties. Depletion of coal reserves is calculated on a unit-of-production basis and thus fluctuates from property to property with coal production for the period.

CRITICAL ACCOUNTING POLICIES

     Coal Royalties. We recognize coal royalty revenues on the basis of tons of coal sold by our lessees and the corresponding revenue from those sales. Generally, the lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum monthly, quarterly or annual payments. These minimum royalty payments are generally recoupable over certain time periods. We initially record minimum payments as deferred revenue and recognize them as coal royalty revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

     Timber Royalties. We sell timber on a contract basis where independent contractors harvest and sell the timber and, from time to time, in a competitive bid process involving sales of standing timber on individual parcels. We recognize timber revenues when the timber has been sold or harvested by the independent contractors. Title and risk of loss pass to the independent contractors when they harvest the timber.

     Depletion. We deplete coal properties on a units-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proved and probable tonnage in those properties. We estimate proven and probable coal reserves with the assistance of third-party mining consultants and involve the use of estimation techniques and recoverability assumptions. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively. Timberlands are stated at cost less depletion. We determine the cost of the timber harvested based on the volume of timber harvested in relation to the amount of estimated net merchantable volume by geographic areas. We estimate our timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. These estimates are updated annually and may result in adjustments of timber volumes and depletion rates, which are recognized prospectively. Changes in these estimates have no effect on our cash flow.

 NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. Adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of " and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which supercedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant impact on our financial statements.

RESULTS OF OPERATIONS

NATURAL RESOURCE PARTNERS L.P.

                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                  (OCTOBER 17, 2002) THROUGH DECEMBER 31, 2002
                      (IN THOUSANDS, EXCEPT PER TON DATA)

REVENUES:
  Coal royalties............................................  $11,532
  Property taxes............................................    1,047
  Minimums recognized as revenue............................      872
  Override royalties........................................      226
  Other.....................................................      216
                                                              -------
  Total revenues............................................   13,893
EXPENSES:
  Depletion and amortization................................    4,526
  Taxes other than income...................................    1,296
  General and administrative................................    1,059
  Override payments.........................................      226
     Coal Royalty Payments..................................      171
                                                              -------
  Total expenses............................................    7,278
                                                              -------
Income from operations......................................    6,615
Other income (expense):
  Interest expense..........................................     (200)
                                                              -------
Net income..................................................  $ 6,415
                                                              =======
OTHER DATA:
Royalties
  Appalachia................................................  $ 9,492
  Illinois Basin............................................      727
  Northern Powder River Basin...............................    1,313
                                                              -------
       Total................................................  $11,532
                                                              =======
Production
  Appalachia................................................    5,448
  Illinois Basin............................................      601
  Northern Powder River Basin...............................    1,265
                                                              -------
       Total................................................    7,314
                                                              =======
Average gross royalty
  Appalachia................................................  $  1.74
  Illinois Basin............................................     1.21
  Northern Powder River Basin...............................     1.04
                                                              -------
       Total................................................  $  1.58
                                                              =======

 FROM COMMENCEMENT OF OPERATIONS (OCTOBER 17, 2002) THROUGH DECEMBER 31, 2002

     Revenues. During the period from commencement of operations (October 17, 2002) through the period ending December 31, 2002, coal royalty revenues were $11.5 million on 7.3 million tons of coal produced. Approximately 74.4% of the coal production came from the Appalachian region, 17.3% from the Northern Powder River Basin and 8.3% from the Illinois Basin.

     Expenses. From commencement of operations (October 17, 2002) through the period ending December 31, 2002, total expenses were $7.3 million. Total expenses include depletion and amortization of $4.5 million, general and administrative of $1.1 million, taxes other than income of $1.3 million and other coal-related expense of $0.4 million.

 YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     The following table sets forth 2002 and 2001 coal royalty revenues from the properties that were contributed to NRP at the consummation of its initial public offering on October 17, 2002. These coal royalty revenues represent production from the properties, for the years ending December 31, 2002 and 2001, respectively. Coal royalty revenues were generated from the properties in each of the following areas: Appalachia, Illinois Basin and Northern Powder River Basin.

               COAL ROYALTY REVENUES FROM CONTRIBUTED PROPERTIES

                                                               YEAR ENDED     YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS,
                                                                 EXCEPT PER TON DATA)
REVENUES
  Appalachia................................................    $40,688        $31,719
  Illinois Basin............................................      2,994          3,155
  Northern Powder River Basin...............................      5,926          6,951
                                                                -------        -------
          Total.............................................    $49,608        $41,825
                                                                =======        =======
PRODUCTION
  Appalachia................................................     22,600         19,648
  Illinois Basin............................................      2,433          2,659
  Northern Powder River Basin...............................      5,474          6,683
                                                                -------        -------
          Total.............................................     30,507         28,990
                                                                =======        =======
AVERAGE GROSS ROYALTY PER TON
  Appalachia................................................    $  1.80        $  1.61
  Illinois Basin............................................       1.23           1.19
  Northern Powder River Basin...............................       1.08           1.04
                                                                -------        -------
          Total.............................................    $  1.63        $  1.44
                                                                =======        =======

     Coal royalty revenues, for the year ended December 31, 2002 were $49.6 million compared to $41.8 million for the year ended December 31, 2001, an increase of $7.8 million, or 19%. In 2002, production increased by 1.5 million tons, from 29.0 million tons to 30.5 million tons or 5.2%, compared to 2001. The increases in production and coal royalties were primarily due to:

     Appalachia. Production from our West Fork property increased from 222,000 tons to 2.1 million tons, and coal royalty revenues increased from $357,000 to $4.7 million because a longwall mine moved onto the property from adjacent property. On our Eunice property, production increased from 1.8 million tons to
2.6 million tons, and coal royalty revenues increased from $2.7 million to $4.6 million because a longwall mine was on our property for a greater portion of the year and was subject to a higher royalty rate. On our Welch/ Wyoming property, production increased from 222,000 tons to 609,000 tons, and coal royalty revenues increased from $361,000 to $1.3 million because a new mine, which began production during 2001, operated on the property for the entire year. On our Dorothy property, production increased from 652,000 tons to 1.0 million tons, and coal royalty revenues increased from $1.1 million to $2.0 million. This increase was due to increased production from a surface mine and the resumption of mining at a temporarily idled mine. On our Kingston property, production increased from 740,000 tons to
1.1 million tons, and coal royalty revenues increased from $1.3 million to $1.8 million. This increase was primarily due to a new mine starting on the property during the year.

     These increases were partially offset by lower production and coal royalty revenues from our Rockhouse and Boone-Lincoln properties. On our Rockhouse property, production decreased from 322,000 tons to 34,000 tons, and coal royalty revenues decreased from $791,000 to $82,000 because a mine on the property ceased production. On our Boone-Lincoln property, production decreased from 670,000 tons to 195,000 tons, and coal royalty revenues decreased from $1.3 million to $389,000. This decrease was due to lower production on the property from the active surface mine and the temporary idling of the underground mine on the property. This mine has since been restarted.

     Aggregate production from our Beaver Creek, Thomas and Stony River properties increased from 333,000 tons to 812,000 tons due to higher production as the lessee concentrated production on our property. This resulted in coal royalty revenues increasing from $792,000 to $1.7 million. This increase was partially offset by a decrease in production from our New Gauley property from 441,000 tons to 282,000 tons due to a combination of market-based reductions and adverse geologic conditions in the mine during part of the year. This resulted in a decrease of coal royalty revenues from $985,000 to $683,000.

     On our Evans-Laviers property, production decreased from 3.8 million tons to 3.4 million tons. Coal royalty revenues decreased from $5.1 million to $4.4 million. This decrease was due to the idling a higher-royalty-rate surface mine for part of the year.

     Acquisition. In addition to the above increases, the acquisition of properties from El Paso on December 4, 2002 resulted in additional production of 504,000 tons and coal royalty revenues of $601,000 in 2002.

     Illinois Basin. On our Trico property, production increased to 486,000 tons from 253,000 tons because a mine that began operating in 2001 produced for an entire year. This resulted in coal royalty revenues increasing to $682,000 from $343,000. This increase was offset by lower production on our Cummings/ Hocking-Wolford property. Production decreased from 1.5 million tons to 1.1 million tons, and coal royalty revenues decreased from $1.5 million to $1.1 million. This decrease was due to a larger proportion of the production from the mine being on adjacent property.

     Northern Powder River. Production from our Western Energy property decreased from 4.9 million tons to 3.7 million tons. This resulted in a decrease in coal royalty revenues from $5.3 million to $4.3 million. This decrease was due to the typical variations in production resulting from the checkerboard ownership pattern of the mine. This pattern causes variations in the proportions of the total mine production on our property.

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                             FOR THE
                                                           PERIOD FROM
                                                           JANUARY 1,
                                                             THROUGH     YEAR ENDING    YEAR ENDING
                                                           OCTOBER 16,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                           -----------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER TON DATA)
REVENUES:
  Coal royalties.........................................    $17,261       $15,458        $11,585
  Timber royalties.......................................      2,774         3,691          4,236
  Gain on sale of property...............................         92         3,125          3,982
  Property taxes.........................................      1,221         1,184          1,404
  Other..................................................      1,219         2,512          1,342
                                                             -------       -------        -------
  Total revenues.........................................     22,567        25,970         22,549
EXPENSES:
  General and administrative.............................      2,291         2,981          3,009
  Taxes other than income................................      1,438         1,457          1,701
  Depreciation, depletion and amortization...............      3,544         1,369          1,168
                                                             -------       -------        -------
  Total expenses.........................................      7,273         5,807          5,878
                                                             -------       -------        -------
Income from operations...................................     15,294        20,163         16,671
Other income (expense):
  Interest expense.......................................     (4,786)       (3,966)        (4,167)
  Interest income........................................        114           270            321
  Reversionary interest..................................       (561)       (1,924)            --
                                                             -------       -------        -------
Net income...............................................    $10,061       $14,543        $12,825
                                                             =======       =======        =======
PRODUCTION...............................................      9,572        10,309         10,670
AVERAGE GROSS ROYALTY PER TON............................    $  1.80       $  1.50        $  1.56

 FOR THE PERIOD FROM JANUARY 1 THROUGH OCTOBER 16, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Revenues. Total revenues for the nine and one-half month period in 2002 were $22.6 million compared to $26.0 million for the full year 2001, a decrease of $3.4 million, or 15%, of which $3.1 million was due to a sale of assets in 2001.

     For the nine and one-half month period in 2002, coal royalty revenues were $17.3 million compared to $15.5 million for the full year 2001, an increase of $1.8 million, or 12%. Over these same periods, production decreased by 0.7 million tons, or 7%, from 10.3 million tons to 9.6 million tons. In addition to the differences caused by comparing twelve months in 2001 to nine and one-half months in 2002, these changes in production and coal royalties were primarily due to:

     Appalachia. Production from our West Fork property increased from 222,000 tons to 1.5 million tons, and coal royalty revenues increased from $357,000 to $3.3 million because a longwall mine moved onto the property from adjacent property. On our Eunice property, production stayed constant at 1.8 million tons, and coal royalty revenues increased from $2.7 million to $3.2 million because a greater proportion of production was from a longwall mine that is subject to a higher royalty rate. On our Welch/Wyoming property, production increased from 222,000 tons to 449,000 tons, and coal royalty revenues increased from $361,000 to $1.0 million because a new mine, which began production during 2001, operated on the property for the entire nine and one-half month period. On our Dorothy property, production increased from 652,000 tons to 813,000 tons, and coal royalty revenues increased from $1.1 million to $1.6 million. This increase was due to increased production from a surface mine and the resumption of mining at a temporarily idled mine.

     These increases were partially offset by lower production and coal royalty revenues from our Rockhouse property. On that property, production decreased from 322,000 tons to 34,000 tons, and coal royalty revenues decreased from $791,000 to $82,000 because a mine on the property ceased production.

     Aggregate production from our Beaver Creek, Thomas and Stony River properties increased from 333,000 tons to 621,000 tons as the lessee concentrated production on our properties during the nine and one-half month period. This resulted in coal royalty revenues increasing from $792,000 to $1.4 million.

     On our Evans-Laviers property, production decreased from 3.8 million tons to 2.6 million tons, and coal royalty revenues decreased from $5.1 million to $3.5 million. This decrease was due to the idling of a higher-royalty-rate surface mine for part of the nine and one-half month period.

     Illinois Basin. The increases in Appalachia were offset by lower production on our Cummings/ Hocking-Wolford property. Production decreased from
1.5 million tons to 775,000 tons, and coal royalty revenues decreased from $1.5 million to $778,000. This decrease was due to a larger proportion of the production from the mine being on adjacent property during the nine and one-half month period.

     Timber revenues decreased to $2.8 million in 2002 from $3.7 million in 2001, a decrease of $0.9 million, or 32%. This decrease was primarily due to 2002 being a short period of nine and one-half months.

     Other revenues decreased from $2.5 million in 2001 to $1.2 million in 2002, a decrease of $1.3 million, or 50%. Of the $1.3 million decrease, $0.9 million was due to a determination that a lessee was required to pay transportation fees for 2001 that were previously unreported by the lessee for several years. Rental receipts for the nine and one-half month period were $0.3 million lower than for the full year 2001.

     Expenses. Aggregate expenses for 2002 were $7.3 million compared to $5.8 million for 2001, an increase of $2.0 million, or 34%, primarily due to increased depletion associated with the purchase of the reversionary interest described below.

     Other Income (Expense). Interest expense was $4.8 million for 2002 compared to $4.0 million for 2001, an increase of $0.8 million, or 20%, resulting from additional debt incurred from the acquisition of the reversionary interest from CSX.

     Reversionary Interest. The previous owner of Western Pocahontas Properties Limited Partnership's coal and timber properties (CSX Corporation and certain of its affiliates) retained a reversionary interest in those properties whereby it received either a 25% or 28% interest in the properties and the net revenues of the properties after July 1, 2001, and in the net proceeds of any property sale occurring prior to July 1, 2001. Western Pocahontas purchased the reversionary interest related to its Kentucky properties in 2001 and the remainder of the interest in March 2002. In 2001, Western Pocahontas accrued $1.9 million related to the reversionary interest.

     Net Income. Net income was $10.1 million in 2002 compared to $14.5 million in 2001, a decrease of $4.4 million, or 30%. This is primarily due to 2002 being a short period of nine and one half months.

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues in 2001 were $26.0 million compared to $22.5 million in 2000, an increase of $3.5 million, or 15%.

     Coal royalty revenues in 2001 were $15.5 million compared to $11.6 million in 2000, an increase of $3.9 million, or 33%. Over these same periods, production increased by 2.9 million tons, or 39%, from 7.4 million tons to 10.3 million tons. The increases in production and coal royalties were primarily due to:

     Eastern Kentucky. Production from the Evans-Laviers property increased 2.6 million tons, from 1.2 million tons to 3.8 million tons, which resulted in increased coal royalty revenues of $3.8 million. This increase was primarily due to the opening of a new deep mine late in 2000, a large underground mine reaching full production in 2001 and the reopening of a temporarily idled surface and highwall mine in July 2001 at a higher royalty rate. On the Chesapeake Mineral property, production increased by 218,000 tons in 2001 due to the reopening of the mine under new ownership. This was partially offset by the reduction of production at another lease on this property. Overall, coal royalty revenues increased at the Chesapeake Mineral property by $269,000.

     Southern West Virginia.  Production from the Eunice property decreased by
1.3 million tons, from 3.1 million tons to 1.8 million tons, resulting in a decrease in coal royalty revenues of $1.1 million. This decrease was due primarily to the closure of a longwall mine as a result of adverse geologic conditions and surface mining being performed on adjacent property during the year. This decrease in production was partially offset by an increase in production from the Dorothy-Sarita property of 301,000 tons, from 351,000 tons to 652,000 tons, which resulted in increased coal royalty revenues of $400,000. This increase in production was due to the addition of a surface and highwall mine. On the Rockhouse Fork property, production decreased by 148,000 tons, from 470,000 tons to 322,000 tons, and coal royalty revenues fell by $348,000. This decrease in production was due to geologic conditions, a change in contractors by the lessee, and a decision to mine a thinner part of the coal seam.

     Timber revenues decreased to $3.7 million in 2001 from $4.2 million in 2000, a decrease of $0.5 million, or 13%. The decrease was due to a one-time sale of timber in 2000 for $700,000 on a parcel in Northern Appalachia, which contained 1.5 million board feet of timber.

     Gain on sale of property was $3.1 million in 2001 and $4.0 million in 2000. These gains were related to the sale of 1,928 and 1,391 acres of land in 2001 and 2000, respectively.

     Other revenues increased to $2.5 million in 2001 from $1.3 million in 2000, an increase of $1.2 million, or 92%. This increase was due to a determination that a lessee was required to pay transportation fees that were previously unreported by the lessee for several years.

     Expenses. Aggregate expenses for 2001 were $5.8 million compared to $5.9 million for 2000, a decrease of $0.1 million, or 1%, primarily due to a decrease in property taxes that was partially offset by increased depletion attributed to higher coal production.

     Other Income (Expense). Interest expense was $4.0 million for 2001 compared to $4.2 million for 2000, a decrease of $0.2 million, or 5%. This decrease was due to scheduled principal reduction of debt.

     Reversionary Interest. As described above, Western Pocahontas purchased the reversionary interest related to its Kentucky properties in 2001 and the remainder of the interest in March 2002. In 2001, Western Pocahontas Properties accrued $1.9 million related to the reversionary interest.

     Net Income. Net income was $14.5 million in 2001 compared to $12.8 million in 2000, an increase of $1.7 million or 13%. This increase was primarily due to increased coal production by our lessees and correspondingly higher royalty payments.

GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                     FOR THE
                                                   PERIOD FROM
                                                   JANUARY 1,
                                                     THROUGH     YEAR ENDING    YEAR ENDING
                                                   OCTOBER 16,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                   -----------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER TON DATA)
REVENUES:
  Coal royalties.................................    $ 5,895       $ 7,457        $ 7,966
  Lease and easement income......................        474           787            583
  Gain on sale of property.......................         --           439            709
  Property taxes.................................         61            88             87
  Other..........................................         71            31             45
                                                     -------       -------        -------
  Total revenues.................................      6,501         8,802          9,390
EXPENSES:
  General and administrative.....................        417           611            481
  Taxes other than income........................         69           110            107
  Depletion and amortization.....................      1,979         2,144          2,244
                                                     -------       -------        -------
  Total expenses.................................      2,465         2,865          2,832
                                                     -------       -------        -------
Income from operations...........................      4,036         5,937          6,558
Other income (expense):
  Interest expense...............................     (1,877)       (3,652)        (4,657)
  Interest income................................        115           307            376
                                                     -------       -------        -------
Net income.......................................    $ 2,274       $ 2,592        $ 2,277
                                                     =======       =======        =======
PRODUCTION.......................................      4,970         8,509          9,172
AVERAGE GROSS ROYALTY PER TON....................    $  1.19       $   .88        $   .87

 FOR THE PERIOD FROM JANUARY 1 THROUGH OCTOBER 16, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Revenues. Total revenues for the nine and one-half month period in 2002 were $6.5 million compared to $8.8 million for the full year 2001, a decrease of $2.3 million, or 35%. For the nine and one-half month period in 2002, coal royalty revenues were $5.9 million compared to $7.5 million for the full year 2001, a decrease of $1.6 million, or 27%. Over these respective periods, production decreased by 3.5 million tons, or 41%, from 8.5 million tons to 5.0 million tons. These changes in production and coal royalties were primarily due to:

     Northern Powder River. Production from our Western Energy property decreased from 4.9 million tons to 3.7 million tons. This resulted in a decrease in coal royalty revenues from $5.3 million to $3.3 million. These differences are primarily due to 2002 being a short period of nine and one-half months.

     Lease and easement income in 2002 was $474,000 compared to $787,000 in 2001. This decrease is a result of a decline in surface mining activity as well as 2002 being a short period of nine and one-half months.

     Gain on sale of property was $439,000 in 2001, and there were no property sales for the nine and one-half months in 2002.

     Other Income (Expense). Interest expense was $1.9 million for 2002 compared to $3.7 million for 2001, a decrease of $1.8 million, or 95%. In addition to the differences caused by the difference in the length of periods, this decrease resulted from a reduction in the interest rate and a decline in the amount of debt outstanding.

     Net Income. Net income was $2.3 million for 2002 compared to $2.6 million for 2001, a decrease of $0.3 million, or 13%. This decrease primarily resulted from a reduction in interest expense that was partially offset by lower coal royalties.

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues in 2001 were $8.8 million compared to $9.4 million in 2000, a decrease of $0.6 million, or 6%. Coal royalty revenues in 2001 were $7.5 million compared to $8.0 million in 2000, a decrease of $0.5 million, or 6%. Over these periods, production decreased by 663,000 tons, or 7%, from 9.2 million tons to 8.5 million tons. These decreases in production and coal royalties were primarily due to:

     Production from the Western Energy property decreased by 783,000 tons, from
5.7 million tons to 4.9 million tons, which resulted in decreased royalty revenues of $1.1 million. This decrease in production was the result of the typical variations which can result from the checkerboard ownership pattern in this mine. This ownership pattern causes mining operations to periodically move from the property to contiguous unowned property and back again.

     Production from the Big Sky property increased by 0.4 million tons, from
1.4 million to 1.8 million tons, which resulted in increased royalty revenues of $0.4 million. These increases were due to the favorable location of mining operations relative to the checkerboard ownership pattern.

     Lease and easement income in 2001 was $787,000 compared to $583,000 in 2000. This increase was primarily attributable to surface use payments relating to increased mining on our surface property.

     Gain on sale of property was $439,000 in 2001, compared to $709,000 in 2000.

     Other Income (Expense). Interest expense was $3.7 million for 2001 compared to $4.7 million for 2000, a decrease of $1.0 million, or 21%. This decrease primarily resulted from a reduction in the outstanding principal balance of debt combined with a reduction in interest rates from an average of 9.3% in 2000 to 7.5% in 2001.

     Net Income. Net income was $2.6 million for 2001 compared to $2.3 million for 2000, an increase of $0.3 million, or 14%. This increase primarily resulted from a reduction in interest expense that was partially offset by lower coal royalties.

NEW GAULEY COAL CORPORATION

                              STATEMENTS OF INCOME

                                                     FOR THE
                                                   PERIOD FROM
                                                   JANUARY 1,
                                                     THROUGH     YEAR ENDING    YEAR ENDING
                                                   OCTOBER 16,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                   -----------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER TON DATA)
REVENUES:
  Coal royalties.................................    $1,434         $1,609         $  955
  Gain on sale of property.......................        --             25             --
  Property taxes.................................        20             28             25
  Other..........................................        53             61             32
                                                     ------         ------         ------
  Total revenues.................................     1,507          1,723          1,012
EXPENSES:
  General and administrative.....................        52             41             32
  Taxes other than income........................        42             45             48
  Depletion and amortization.....................       138            212            132
                                                     ------         ------         ------
  Total expenses.................................       232            298            212
                                                     ------         ------         ------
Income from operations...........................     1,275          1,425            800
Other income (expense):
  Interest expense...............................       (97)          (132)          (139)
  Interest income................................        24             15             --
  Reversionary interest..........................      (104)           (85)            --
                                                     ------         ------         ------
Net income.......................................    $1,098         $1,223         $  661
                                                     ======         ======         ======
PRODUCTION.......................................       479            718            356
AVERAGE GROSS ROYALTY PER TON....................    $ 2.24         $ 2.24         $ 2.68

 FOR THE PERIOD FROM JANUARY 1 THROUGH OCTOBER 16, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Revenues. Total revenues for the nine and one-half month period in 2002 were $1.5 million compared to $1.7 million for the full year 2001, a decrease of $0.2 million, or 13%. Coal royalty revenues in 2002 were $1.4 million compared to $1.6 million in 2001, a decrease of $0.2 million, or 14%. Over these same periods, production decreased by 239,000 tons, or 50%, from 718,000 tons to 479,000 tons. In addition to the differences caused by comparing twelve months in 2001 to nine and one-half months in 2002, these changes in production and coal royalties were primarily due to:

     A decrease in production from our West Virginia property from 441,000 tons to 230,000 tons. Coal royalty revenues decreased from $985,000 to $561,000 due to a combination of market-based reductions and adverse geologic conditions in the mine during part of the nine and one-half month period of 2002. This decrease was partially offset by increased coal royalty revenues on our Alabama properties.

     Expenses. Aggregate expenses for the nine and one-half month period in 2002 were $232,000 compared to $298,000 for 2001, a decrease of $66,000, or 28%.
This decrease was due primarily to a decrease in depletion expense.

     Net Income. Net income was $1.1 million for 2002 compared to $1.2 million for 2001, a decrease of $0.1 million, or 9%. This decrease was primarily due to 2002 being a short period of nine and one-half months.

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues in 2001 were $1.7 million compared to $1.0 million in 2000, an increase of $0.7 million, or 70%. Coal royalty revenues in 2001 were $1.6 million compared to $1.0 million in 2000, an increase of $0.6 million, or 60%. Over these same periods, production increased by 362,000 tons, or 102%, from 356,000 tons to 718,000 tons. This increase in production and coal royalties was primarily due to:

     Appalachia. Production from the West Virginia property increased by 292,000 tons, from 149,000 tons to 441,000 tons, which resulted in increased royalty revenues of $687,000. This increase resulted from the lessee's mining operations moving onto New Gauley Coal Corporation's property from adjacent reserves and an increase in the royalty rate.

     Expenses. Aggregate expenses for 2001 were $298,000 compared to $212,000 for 2000, an increase of $86,000, or 41%. This increase was due primarily to increased depletion associated with the increased production during the period.

     Net Income. Net income was $1.2 million for 2001 compared to $0.7 million for 2000, an increase of $0.5 million, or 71%. This increase was primarily due to increased coal royalty revenues.

ARCH COAL CONTRIBUTED PROPERTIES

              STATEMENT OF REVENUES AND DIRECT COSTS AND EXPENSES

                                                     FOR THE
                                                   PERIOD FROM
                                                   JANUARY 1,
                                                     THROUGH     YEAR ENDING    YEAR ENDING
                                                   OCTOBER 16,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                   -----------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER TON DATA)
REVENUES:
  Coal royalties.................................    $14,768       $18,415        $16,152
  Other royalties................................      1,349         1,363            907
  Property taxes.................................      1,179         1,033          1,204
                                                     -------       -------        -------
  Total revenues.................................     17,296        20,811         18,263
DIRECT COSTS AND EXPENSES:
  Depletion......................................      4,889         6,382          5,395
  Property taxes.................................      1,179         1,033          1,204
  Other expense..................................        528           283             18
  Total expenses.................................      6,596         7,698          6,617
                                                     -------       -------        -------
Excess of revenues over direct costs and
  expenses.......................................    $10,700       $13,113        $11,646
                                                     =======       =======        =======
PRODUCTION.......................................      8,791        11,281          9,862
AVERAGE GROSS ROYALTY PER TON....................    $  1.68       $  1.63        $  1.64

 FOR THE PERIOD FROM JANUARY 1 THROUGH OCTOBER 16, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for the nine and one-half month period in 2002 were $17.3 million, a decrease of $3.5 million as compared to twelve months in 2001. In addition to the differences caused by comparing twelve months in 2001 to nine and one-half months in 2002, these changes in production and coal royalties were primarily due to:

     Appalachia. On our Kingston property, production increased from 740,000 tons to 894,000, and coal royalty revenues increased from $1.3 million to $1.5 million. This increase was primarily due to a new mine starting on the property during the year. On our Boone-Lincoln property, production decreased from 670,000 tons to 158,000 tons, and coal royalty revenues decreased from $1.3 million to $322,000. This decrease was due to lower production on the property from the active surface mine and the temporary idling of the underground mine on the property. This mine has since been restarted.

     Illinois basin. On our Trico property, production increased to 376,000 tons from 253,000 tons due to a mine that began operating in 2001 producing for nine and one-half months. This resulted in coal royalty revenues increasing to $528,000 from $343,000.

     Direct costs and expenses. Direct costs and expenses in 2002 were $6.6 million compared to $7.6 million in 2001, an decrease of $1.0 million, or 13%. This decrease was largely due to depletion resulting from the nine and one-half month period being compared to a full year. Depletion expense decreased $1.5 million to $4.8 million in 2002 from $6.3 million in 2001.

 YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues in 2001 were $20.8 million compared with $18.3 million in 2000, an increase of $2.5 million, or 14%.

     Coal royalty revenues in 2001 were $18.4 million compared to $16.2 million in 2000, an increase of $2.2 million, or 14%. Production increased by 1.4 million tons, or 14%, from 9.9 million tons to 11.3 million tons. The increases in production and coal royalties were primarily attributable to the following:

     Eastern Kentucky. Production from the Central Appalachia properties increased 1.2 million tons, from 6.2 million tons to 7.4 million tons, which resulted in increased coal royalty revenues of $2.0 million. This increase was due primarily to increased production at various surface and underground mines at the Lynch property of 1.1 million tons, from 2.0 million tons in 2000 to 3.1 million tons in 2001. Production at the Lone Mountain property also increased from 2.2 million tons in 2000 to 2.8 million tons in 2001 due to the installation of additional equipment at the lessee's mine.

     Other royalty revenues for 2001 were $1.4 million compared to $0.9 million in 2000, an increase of $0.5 million. Other royalty revenues are primarily attributable to override royalties associated with coal mined by lessees. Override royalties were $1.2 million in 2001 compared to $0.8 million in 2000.

     Direct costs and expenses. Direct costs and expenses in 2001 were $7.7 million compared to $6.6 million in 2000, an increase of $1.1 million, or 16%. This increase was largely due to increased depletion resulting from the increased production during the period. Depletion expense increased $1.0 million to $6.4 million in 2001 from $5.4 million in 2000.

RELATED PARTY TRANSACTIONS

 PARTNERSHIP AGREEMENT

     Our general partner will not receive any management fee or other compensation for its management of Natural Resource Partners. However, in accordance with the partnership agreement, our general partner and its affiliates will be reimbursed for expenses incurred on our behalf. All direct general and administrative expenses will be charged to us as incurred. Indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates will also be reimbursed. Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to unitholders. In 2002, the reimbursements to our general partner for services performed by WPP totaled $256,000. For additional information, please read "Certain Relationships and Related Transactions -- Omnibus Agreement."

 AGREEMENTS WITH ARK LAND COMPANY

     Concurrently with our initial public offering in October 2002, we entered into four coal mining leases with Ark Land Company, a subsidiary of Arch Coal, Inc. The Ark Land leases grant them the right to mine our coal on the following properties:

     - Lone Mountain located in Kentucky, which contains 47.1 million tons of proven and probable reserves as of December 31, 2002;

     - Pardee located in Kentucky and Virginia, which contains 20.4 million tons of proven and probable reserves as of December 31, 2002;

     - Boone/Lincoln located in West Virginia, which contains 18.5 million tons of proven and probable reserves as of December 31, 2002; and

     - Campbell's Creek located in West Virginia, which contains 9.8 million tons of proven and probable reserves as of December 31, 2002.

     Coal royalty revenues payable under these leases based on 2002 actual production were $9.5 million, representing 19.2% of our total coal royalty revenues for the year ended December 31, 2002. If no production had taken place in 2002, minimum royalties of $5.75 million would have been payable under the leases.

     The Ark Land leases have an initial term of either eight or ten years, each with an automatic year-to-year extension until the earlier to occur of (1) delivery of notice by Ark Land that it will not renew the lease or (2) all mineable and merchantable coal has been mined. The leases provide for payments to us based on the higher of a percentage of the gross sales price or a fixed minimum per ton of coal sold from our properties, with minimum annual royalty payments. Under the Ark Land leases, minimum royalty payments are credited against future production royalties.

     The leases are intended to retain some of the legal rights Ark Land possessed when it owned the properties. For this reason, the leases contain some terms and provisions that are different from our third-party coal leases negotiated at arm's length. Some of the more significant differences include:

     - Ark Land has the ability to sublease the leased property without our prior approval, although it remains responsible for sublessee performance;

     - minimum royalty payments from Ark Land continue to be payable during the initial lease term even if all mineable and merchantable coal has been mined from the property;

     - royalties for coal sold to any affiliates may be based on a gross selling price below the market value of the coal;

     - the indemnities provided by Ark Land to us do not survive the termination of the leases;

     - we only have a limited ability to terminate the leases;

     - Ark Land has royalty-free wheelage rights on the leased properties; and

     - the leases do not impose a legal duty to diligently mine the maximum amount of coal possible from the leased property.

     We believe that the production and minimum royalty rates contained in the Ark Land leases are consistent with current market royalty rates.

     Ark Land owns an overriding royalty interest in leased coal reserves mined by Black Beauty Coal Company ("Black Beauty"), an affiliate of Peabody Energy, from property located in Knox County, Indiana. Ark Land has retained the overriding royalty interest following the consummation of the initial public offering. However, Ark Land and Arch Coal, Inc. entered into a Royalty Pass-Through Agreement and Guaranty with one of our subsidiaries at closing to pass through to us any royalties paid to Ark Land by Black Beauty under the overriding royalty interest, and Arch Coal, Inc. will guarantee that to the extent of the royalties paid to Ark Land. Annual advance overriding royalty payments, against which production royalties under the leases are credited, are received by Ark Land in June of each year. In 2001, Ark Land received less than $1 million from the overriding royalty interest, or less than 2% of our partnership's 2001 revenues. This term of this pass-through agreement expires upon the termination of the overriding royalty interest.

     In May 2002, Ark Land received a notice from Black Beauty asserting that Black Beauty is no longer obligated to pay the $400,000 advance overriding royalty payments to Ark Land associated with a portion of the underlying leased property beginning when the next payment would be due on June 29, 2003. In response, Ark Land has notified Black Beauty that Ark Land disagrees with Black Beauty's right to terminate these payments and intends to assert its right to receive these payments. We cannot assure you as to whether Ark Land will ultimately be successful in this dispute, or whether or when we will receive any or all of the amounts in dispute from Ark Land under our royalty pass-through agreement.

     On November 20, 2002, after the closing of our initial public offering, we agreed with Arch to terminate this royalty pass-through agreement and guaranty and to substitute in its place an amendment to the lease covering these reserves. The amendment requires Ark Land to pay us a non-recoupable quarterly rental payment equal to the quarterly minimums that were due under the royalty pass-through agreement. This amendment is at least as favorable to us as the pass-through agreement.

     For more information about our related party transactions, please read Item 13, "Certain Relationships and Related Transactions."

LIQUIDITY AND CAPITAL RESOURCES

 CASH FLOWS AND CAPITAL EXPENDITURES

     Historically, each of the WPP Group and the Arch Coal Contributed Properties satisfied their working capital requirements and funded capital expenditures, other than property acquisitions, with cash generated from operations. Funds for property acquisitions have generally been obtained through borrowings.

     We believe that cash generated from operations and our borrowing capacity under our new facility will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next several years. We are actively pursuing additional property acquisitions; accordingly, we are currently in discussions with our banks to increase our revolving credit facility to provide for additional acquisitions. We intend to fund any acquisitions with borrowings under our revolving credit facility and proceeds from the issuance of additional common units. A minimal portion of our capital expenditures will be maintenance capital expenditures, which will be deducted from our operating surplus for the period. Our ability to satisfy any debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, changes in capital markets, and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read "Risks Related to Our Business." Our capital expenditures have historically been minimal.

     Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets in order to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are capital expenditures made to expand the existing operating capacity of our assets, whether through construction or acquisition. We treat maintenance capital expenditures that do not extend the useful life of existing assets as operating expenses as we incur them.

     Net cash provided by operations during the period following our initial public offering, from October 17, 2002 through December 31, 2002, was $6.7 million, substantially all of which was coal royalty revenues, partially offset by an increase in accounts receivable and changes in other operating assets and liabilities.

     Net cash used in investing activities during the period from October 17, 2002 through December 31, 2002 was $57.4 million for the acquisition of the El Paso coal properties. In December 2002, we acquired mineral rights to approximately 120 million tons of coal reserves from subsidiaries of El Paso Corporation for $57 million in cash that we borrowed under our revolving credit facility. Approximately one-half of the reserves are located in Kentucky, and the remainder are in Virginia and West Virginia. Some of these reserves were leased to and mined by a subsidiary of El Paso Corporation, and some are subject to an overriding royalty interest. The acquisition consisted of approximately 177,000 acres of mineral property (including approximately 25,000 surface acres). Other revenue from the property will arise from timber harvests, surface leases and oil and gas royalty. We also acquired an overriding royalty interest in coal in North Dakota.

     Subsequent to year-end, Coastal Coal sold their mining operations to Alpha Natural Resources.

     Cash provided by financing activities in the period from October 17, 2002 through December 31, 2002 was $58.5 million. This was primarily attributable to the borrowings under our revolving credit facility used to finance the acquisition of properties from El Paso.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

 DESCRIPTION OF CREDIT FACILITY

     In connection with our initial public offering of common units, our operating company entered into a three-year, $100 million revolving credit facility. The revolving credit facility includes a $12.0 million distribution loan sub-limit that can be used for funding quarterly distributions. The remainder of the revolving credit facility is available for general limited partnership and limited liability company purposes, including future acquisitions, but may not be used to fund quarterly distributions.

     Our obligations under the revolving credit facility are unsecured but will be guaranteed by us and our operating subsidiaries.

     We may prepay all loans at any time without penalty. We must reduce all borrowings under the distribution loan sub-facility to zero for a period of at least 15 consecutive days once during each twelve-month period.

     Indebtedness under the revolving credit facility bears interest, at our option, at either:

     - the higher of the federal funds rate plus 0.50% or the prime rate as announced by the agent bank; or

     - at a rate equal to LIBOR plus an applicable margin ranging from 1.25% to 1.75%.

     We incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum.

     The revolving credit facility prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution. In addition, the revolving credit facility contains various covenants limiting our operating company's and its subsidiaries' ability to:

     - incur indebtedness;

     - grant liens;

     - engage in mergers and acquisitions or change the nature of our business;

     - amend our organizational documents or the omnibus agreement;

     - make loans and investments;

     - sell assets; or

     - enter into transactions with affiliates.

     The credit agreement also contains covenants requiring us to maintain:

     - a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the credit agreement) that does not exceed 2.5 to 1.0 for the four most recent quarters; and

     - a ratio of consolidated EBITDA to consolidated interest expense of at least 4.0 to 1.0 for the four most recent quarters.

     If an event of default exists under the credit agreement, the lenders may accelerate the maturity of any indebtedness outstanding under the credit agreement and exercise other rights and remedies. Each of the following will constitute an event of default:

     - failure to pay any principal, interest, fees or other amount when due;

     - failure to pay any indebtedness, other than indebtedness under the revolving credit facility, in excess of $1 million when due or the occurrence and continuance of any other default beyond the applicable grace period, if any, if the default permits or causes the acceleration of the indebtedness or termination of any commitment to lend;

     - bankruptcy or insolvency events;

     - termination of existence;

     - failure to comply with the loan documents, subject to certain grace periods;

     - any representation, warranty or document provided is determined to have been materially untrue when made or provided;

     - entry and the failure to pay, bond, stay or contest adverse judgments or similar processes in excess of $1 million more than any applicable insurance coverage; and

     - any of the following changes in control:

      - we cease to own all of the member interests of the operating company;

      - our general partner ceases to own directly all of our general partner interests; or

      - Corbin J. Robertson, Jr., the WPP Group and one or more of their direct or indirect subsidiaries cease to own more than 50% of the partnership interests of our general partner.

     On December 4, 2002, we borrowed $57.5 million under our revolving credit facility for the acquisition of coal assets from El Paso Corporation. We recorded interest expense of $200,000 in the fourth quarter, consisting of actual interest expense of $117,000 accruing at a rate of 2.72% for 27 days, as well as commitment and other fees associated with the revolving credit facility.

CONTRACTUAL OBLIGATIONS

     The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2002 (in millions):

                                                     PAYMENTS DUE BY PERIOD
                                         ----------------------------------------------
CONTRACTUAL OBLIGATIONS                  2003   2004   2005    2006   2007   THEREAFTER
-----------------------                  ----   ----   -----   ----   ----   ----------
Long-term Debt (including current
  maturities)..........................  $ --   $ --   $57.5   $ --   $ --      $ --
                                         ====   ====   =====   ====   ====      ====

INFLATION

     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2000, 2001 and 2002.

ENVIRONMENTAL

     The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of substantially all of our leases impose liability on the relevant lessees for all environmental and reclamation liabilities arising under those laws and regulations on the relevant lessees. However, if a particular lessee is not financially capable of fulfilling those obligations, there is a possibility that regulatory authorities could attempt to assign the liabilities to us as the landowner. We would contest such an assignment.

FORWARD-LOOKING STATEMENTS

     Statements included in this Form 10-K are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

     Such forward-looking statements include, among other things, statements regarding capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by our lessees producing coal from our reserves leased, projected demand or supply for coal that will affect sales levels, prices and royalties realized by us.

     These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number or risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     You should not put undue reliance on any forward-looking statements. Please read "Risks Related to Our Business" for important factors that could cause our actual results of operations or our actual financial condition to differ.

RISKS RELATED TO OUR BUSINESS

     - We may not have sufficient cash from operations to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

     - A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

     - Our lessees' coal mining operations are subject to operating risks that could result in lower coal royalty revenues to us.

     - We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major operators could reduce our coal royalty revenues.

     - We may not be able to terminate our leases if any of our lessees declare bankruptcy, and we may experience delays and be unable to replace lessees that do not make royalty payments.

     - If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

     - Due to our lack of asset diversification, adverse developments in the coal industry could reduce our coal royalty revenues.

     - Any decrease in the demand for metallurgical coal could result in lower coal production by our lessees, which would thereby reduce our coal royalty revenues.

     - We may not be able to expand and our business will be adversely affected if we are unable to replace or increase our reserves or obtain other mineral reserves through acquisitions.

     - Any change in fuel consumption patterns by electric power generators resulting in a decrease in the use of coal could result in lower coal production by our lessees, which would reduce our coal royalty revenues.

     - Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more, which could adversely affect the stability and profitability of their operations and adversely affect our coal royalty revenues.

     - Competition within the coal industry may adversely affect the ability of our lessees to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

     - Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

     - Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties.

     - Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

     - Our lessees' work forces could become increasingly unionized in the future.

     - We may be exposed to changes in interest rates because our current borrowings under our revolving credit facility may be subject to variable interest rates based upon LIBOR.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:

COMMODITY PRICE RISK

     We are dependent upon the efficient marketing of the coal mined by our lessees. Our lessees sell the coal under various long-term and short-term contracts as well as on the spot market. In previous years, a large portion of these sales were under long term contracts. Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more. Our lessees' failure to negotiate long-term contracts could adversely affect the stability and profitability of our lessees' operations and adversely affect our coal royalty revenues. As more coal is sold on the spot market, coal royalty revenues may become more volatile due to fluctuations in spot coal prices.

INTEREST RATE RISK

     Our exposure to changes in interest rates results from our current borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. To date, we have not deemed it necessary to enter into any financial instruments to hedge our interest rate risk because interest rates have remained at historically low levels. Management intends to monitor interest rates and may enter into interest rate instruments to protect against increased borrowing costs. At December 31, 2002, the Partnership had outstanding $57.5 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $575,000, assuming the same principal amount remained outstanding during the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Natural Resource Partners L.P.:
  Report of independent auditors............................   43
  Balance sheet as of December 31, 2002.....................   44
  Income statement from inception through December 31,
     2002...................................................   45
  Statement of partner's capital from inception through
     December 31, 2002......................................   46
  Statement of cash flows from inception through December
     31, 2002...............................................   47
  Notes to financial statements.............................   48
The WPP Group:
  Western Pocahontas Properties Limited Partnership:
     Report of independent auditors.........................   55
     Balance sheet as of December 31, 2001..................   56
     Statements of income for the period ended October 16,
      2002 and the years ended December 31, 2001 and 2000...   57
     Statements of changes in partners' capital for the
      period ended October 16, 2002 and the years ended
      December 31, 2001 and 2000............................   58
     Statements of cash flows for the period ended October
      16, 2002 and the years ended December 31, 2001 and
      2000..................................................   59
     Notes to financial statements..........................   60
  Great Northern Properties Limited Partnership:
     Report of independent auditors.........................   69
     Balance sheet as of December 31, 2001..................   70
     Statements of income for the period ended October 16,
      2002 and years ended December 31, 2001, 2000..........   71
     Statements of changes in partners' capital for the
      period ended October 16, 2002 and the years ended
      December 31, 2001 and 2000............................   72
     Statements of cash flows for the period ended October
      16, 2002 and the years ended December 31, 2001 and
      2000..................................................   73
     Notes to financial statements..........................   74
  New Gauley Coal Corporation:
     Report of independent auditors.........................   79
     Balance sheet as of December 31, 2001..................   80
     Statements of income for the period ended October 16,
      2002 and the years ended December 31, 2001 and 2000...   81
     Statements of changes in partners' capital for the
      period ended October 16, 2002 and the years ended
      December 31, 2001 and 2000............................   82
     Statements of cash flows for the period ended October
      16, 2002 and the years ended December 31, 2001 and
      2000..................................................   83
     Notes to financial statements..........................   84
  Arch Coal, Inc. Contributed Properties:
     Report of independent auditors.........................   89
     Statement of Assets and Liabilities Contributed as of
      December 31, 2001.....................................   90
     Statements of revenues and direct costs and expenses
      for the period ended October 16, 2002 and the years
      ended December 31, 2001 and 2000......................   91
     Notes to financial statements..........................   92

                        NATURAL RESOURCE PARTNERS L. P.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Partners of Natural Resource Partners L. P.

     We have audited the accompanying consolidated balance sheet of Natural Resource Partners L. P. as of December 31, 2002, and the related consolidated statements of income, partners' capital and cash flows for the period from commencement of operations (October 17, 2002) through December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Resource Partners L. P. at December 31, 2002 and the consolidated results of its operations and its cash flows for the period from commencement of operations (October 17, 2002) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

February 11, 2003
Houston, Texas

                        NATURAL RESOURCE PARTNERS L. P.

                           CONSOLIDATED BALANCE SHEET

                                                                 DECEMBER 31,
                                                                     2002
                                                               -----------------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................       $  7,753
  Accounts receivable.......................................          7,593
  Accounts receivable -- affiliate..........................          1,450
  Other.....................................................            511
                                                                   --------
       Total current assets.................................         17,307
Property and equipment, at cost.............................        433,430
  Less accumulated depreciation and depletion...............        (59,243)
                                                                   --------
  Net property and equipment................................        374,187
Loan financing costs, net...................................          1,225
                                                                   --------
       Total assets.........................................       $392,719
                                                                   ========

                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................       $    735
  Accounts payable -- affiliate.............................            667
  Property and franchise taxes payable......................          1,731
  Accrued interest..........................................            200
                                                                   --------
       Total current liabilities............................          3,333
Deferred revenue............................................         13,252
Long-term debt..............................................         57,500
Partners' capital:
  Common units (11,353,658 units outstanding)...............        148,646
  Subordinated units (11,353,658 units outstanding).........        163,322
  General partners' interest................................          6,666
                                                                   --------
       Total partners' capital..............................        318,634
                                                                   --------
       Total liabilities and partners' capital..............       $392,719
                                                                   ========

   The accompanying notes are an integral part of these financial statements.

                        NATURAL RESOURCE PARTNERS L. P.

                        CONSOLIDATED STATEMENT OF INCOME
  FROM COMMENCEMENT OF OPERATIONS (OCTOBER 17, 2002) THROUGH DECEMBER 31, 2002
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

REVENUES:
  Coal royalties............................................  $11,532
  Property tax..............................................    1,047
  Minimums recognized as revenue............................      872
  Override royalties........................................      226
  Other.....................................................      216
                                                              -------
     Total revenues.........................................   13,893
OPERATING COSTS AND EXPENSES:
  Depletion and amortization................................    4,526
  Taxes other than income...................................    1,296
  General and administrative................................    1,059
  Override payments.........................................      226
  Coal royalty payments.....................................      171
                                                              -------
     Total operating costs and expenses.....................    7,278
                                                              -------
INCOME FROM OPERATIONS:.....................................    6,615
       Interest expense.....................................     (200)
                                                              -------
NET INCOME..................................................  $ 6,415
                                                              =======
  General partners' net income..............................  $   128
                                                              =======
  Limited partners' net income..............................  $ 6,287
                                                              =======
BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT:
  Common....................................................  $  0.28
                                                              =======
  Subordinated..............................................  $  0.28
                                                              =======
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING:
  Common....................................................   11,354
                                                              =======
  Subordinated..............................................   11,354
                                                              =======

   The accompanying notes are an integral part of these financial statements.

                        NATURAL RESOURCE PARTNERS L. P.

                         STATEMENT OF PARTNERS' CAPITAL
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                       COMMON UNITS         SUBORDINATED UNITS     GENERAL
                                   ---------------------   ---------------------   PARTNER
                                     UNITS      AMOUNTS      UNITS      AMOUNTS    AMOUNTS    TOTAL
                                   ----------   --------   ----------   --------   -------   --------
BALANCE AT COMMENCEMENT OF
  OPERATIONS (OCTOBER 17,
  2002)..........................          --   $      1           --   $     --       --    $      1
  Net assets contributed by
     sponsors on October 17,
     2002........................   8,679,405     96,691   11,353,658    160,179   $6,538     263,408
  Additional contribution by
     sponsors....................          --      1,847           --         --       --       1,847
  Issuance of units to the
     public, net of offering and
     other costs.................   2,598,750     45,453           --         --       --      45,453
  Additional units purchased by
     GNP and NGCC................      75,503      1,510           --         --       --       1,510
  Net income for the period from
     commencement of operations
     (October 17, 2002) through
     December 31, 2002...........          --      3,144           --      3,143      128       6,415
                                   ----------   --------   ----------   --------   ------    --------
BALANCE AT DECEMBER 31, 2002.....  11,353,658   $148,646   11,353,658   $163,322   $6,666    $318,634
                                   ==========   ========   ==========   ========   ======    ========

   The accompanying notes are an integral part of these financial statements.

                        NATURAL RESOURCE PARTNERS L. P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    COMMENCEMENT OF OPERATIONS (OCTOBER 17, 2002) THROUGH DECEMBER 31, 2002
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  6,415
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depletion and amortization.............................     4,526
  Change in operating assets and liabilities, net of effects of assets acquired:
     Accounts receivable....................................    (9,043)
     Other assets...........................................      (511)
     Trade payables.........................................     1,402
     Deferred revenue.......................................     2,018
     Accrued liabilities....................................       200
     Property taxes payable.................................     1,731
                                                              --------
          Net cash provided by operating activities.........     6,738
                                                              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property...................................   (57,449)
                                                              --------
          Net cash used in investing activities.............   (57,449)
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans.......................................    57,500
  Deferred financing costs..................................    (1,316)
  Repayment of debt.........................................   (46,531)
  Contributions by sponsors.................................     1,847
  Proceeds from initial sale of common units net of
     transaction costs......................................    45,453
  Proceeds from sale of common units to GNP and NGCC........     1,510
                                                              --------
          Net cash provided by financing activities.........    58,463
                                                              --------
NET INCREASE IN CASH........................................     7,752
CASH AT BEGINNING OF PERIOD.................................         1
                                                              --------
CASH AT END OF YEAR.........................................  $  7,753
                                                              ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash investing activities
  Net Assets Contributed by sponsors........................   153,091
  Excess of cost over net book value of Arch properties.....   110,315
  Deferred revenue assumed on acquisition of property.......    (2,152)

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

     Natural Resource Partners L.P. (the "Partnership"), a Delaware limited partnership, was formed in April 2002 to own and manage certain coal royalty producing properties contributed to the Partnership by Western Pocahontas Properties Limited Partnership, ("WPP"), Great Northern Properties Limited Partnership, ("GNP"), New Gauley Coal Corporation, ("NGCC") and Arch Coal, Inc. (collectively "predecessors" or "predecessor companies"). The predecessor companies contributed assets to the Partnership on October 17, 2002. There were no operations in the Partnership prior to the contribution if the assets from the predecessor companies. Therefore, the statements of income, partners' capital and cash flows are presented from the date of commencement of operations (October 17, 2002) through December 31, 2002.

     The chief executive officer of the Partnership's managing general partner controls the general partners of WPP and GNP and is the controlling shareholder of NGCC. He also controls the general partner of the Partnership. In accordance with EITF 87-19, "Change of Accounting Basis in Master Limited Partnership Transactions," the assets of WPP, GNP and NGCC were contributed to the Partnership at historical costs. The assets contributed by Arch Coal, Inc., which consisted solely of land and coal reserves were recorded at their fair values.

     The Partnership engages principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States:
Appalachia, the Illinois Basin and the Western United States. As of December 31, 2002, the Partnership controlled approximately 1.23 billion tons of proven and probable coal reserves in eight states. The Partnership does not operate any mines. The Partnership leases coal reserves, through its wholly owned subsidiary, NRP (Operating) LLC, to experienced mine operators under long-term leases that grant the operators the right to mine the Partnership's coal reserves in exchange for royalty payments. The Partnership's lessees are generally required to make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment.

     The Partnership completed its initial public offering of 2,598,750 common units at a price of $20.00 per unit on October 17, 2002 and received aggregate gross proceeds of $52.0 million. Since the underwriters did not exercise their over-allotment option, GNP and NGCC purchased an additional 75,503 common units at a price of $20.00 per unit for aggregate gross proceeds of $1.5 million, resulting in aggregate gross proceeds of $53.5 million. In addition, WPP, GNP, NGCC and Arch contributed $0.9 million to cover transaction costs and expenses in excess of those covered by proceeds of the public offering.

     Underwriting fees in connection with the offering were $3.6 million. The Partnership's net proceeds from the offering, the purchase of common units by GNP and NGCC and the contribution by WPP, GNP, NGCC and Arch Coal totaled $51.8 million. The Partnership used approximately $46.5 million of the proceeds to repay debt that was assumed from WPP, GNP and NGCC, $1.3 million to cover fees related to its revolving credit facility and $3.0 million to cover expenses related to its initial public offering, which consisted primarily of legal, accounting and other professional service costs. The remaining $1.0 million of proceeds was used to establish working capital necessary for the operation of the Partnership's business.

     Concurrent with the sale of common units to the public, Arch Coal, Inc. sold 1,901,250 common units to the public at a price of $20.00 per unit resulting in aggregate gross proceeds of $38 million and net proceeds of $35.4 million. In addition, Arch Coal Inc. contributed $0.4 million and $0.6 million to the Partnership to establish working capital and cover fees related to the Partnership's revolving credit facility.

     The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.

                         NATURAL RESOURCE PARTNERS L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of Natural Resource Partners L.P. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

 USE OF ESTIMATES

     Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 PROPERTY AND EQUIPMENT

     Land and coal property are carried at historical cost for properties contributed to the Partnership by WPP, GNP and NGCC. The coal properties contributed by Arch Coal Inc. have been accounted for using purchase accounting based on their estimated fair value. Coal properties are depleted on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein.

 ASSET IMPAIRMENT

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

 CONCENTRATION OF CREDIT RISK

     Substantially all of the Partnership's accounts receivable result from amounts due from third-party companies in the coal industry. This concentration of customers may affect the Partnership's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. Historical credit losses incurred by the Partnership on receivables have not been significant.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these financial instruments approximate fair value, due to their short-term nature or variable interest rates that reflect market rates.

 DEFERRED FINANCING COSTS

     Deferred financing costs consists of legal and other costs related to the issuance of the Partnership's revolving credit facility. These costs are amortized over the term of the facility.

 REVENUES

     Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding revenue from those sales. Generally, the coal lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

                         NATURAL RESOURCE PARTNERS L.P.

     Minimum Royalties. Most of the Partnership's lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as coal royalty revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

 PROPERTY TAXES

     The Partnership is responsible for paying property taxes on the properties it owns. The lessees are typically responsible for reimbursing the Partnership for property taxes on the leased properties. The reimbursement of property taxes is included in revenues in the statement of income as property tax.

 INCOME TAXES

     The Partnership is not a taxpaying entity, as the individual partners are responsible for reporting their pro rata share of the Partnership's taxable income or loss. In the event of an examination of the Partnership's tax return, the tax liability of the partners could be changed if an adjustment in the Partnership's income is ultimately sustained by the taxing authorities.

 NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. Adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Partnership's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on the Partnership's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on the Partnership's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal

                         NATURAL RESOURCE PARTNERS L.P.

activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant impact on the Partnership's financial statements.

3.  ACQUISITION

     On December 4, 2002, the Partnership purchased, through a wholly owned subsidiary, the land and mineral rights to approximately 120 million tons of coal and 25,000 acres of surface land for $57.5 million, including transaction costs, from certain subsidiaries of El Paso Corporation. El Paso Corporation retained an overriding royalty interest in certain assets. The acquisition was funded with the Partnership's revolving credit facility.

     The factors used in determining the fair market value of the assets included, but were not limited to, discounted future net cash flows, the quality of the reserves, the probability of continued coal mining on the property, and marketability of the coal.

     The results of operations of this transaction were included in the Partnership's consolidated financial statements since December 4, 2002.

4.  PROPERTY AND EQUIPMENT

     Property and equipment includes:

                                                                DECEMBER 31,
                                                                    2002
                                                               ---------------
                                                               (IN THOUSANDS)
Land........................................................      $ 13,532
Coal properties.............................................       411,434
Other.......................................................         8,464
                                                                  --------
                                                                  $433,430
                                                                  ========
Depletion expense for the period............................      $  3,676
                                                                  ========

5.  REVOLVING CREDIT FACILITY

     At December 31, 2002, the Partnership had borrowed $57.5 million on its $100 million revolving credit facility. The Partnership has a $100 million unsecured revolving credit facility, which matures in October 2005, when all principal payments are due in full. The revolving credit facility allows the Partnership to elect the interest rate at (i) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, based on certain financial data or (ii) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the agent bank. The revolving credit facility bore interest at a rate of 2.72% at December 31, 2002. The revolving credit facility includes a $12 million distribution loan sublimit that can be used for quarterly distributions. The financial covenants require the Partnership to maintain a ratio of consolidated total indebtedness to consolidated EBITDA (as defined in the credit agreement) that does not exceed
2.5 to 1.0 and a ratio of consolidated EBITDA to consolidated interest expense of at least 4.0 to 1.0. The Partnership is currently in compliance with all of the covenants of the revolving credit facility.

6.  RELATED PARTY TRANSACTIONS

     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of the Partnership's managing general partner, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were $135,000 for the period from commencement of operations on October 17 to

                         NATURAL RESOURCE PARTNERS L.P.

December 31, 2002. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership and allocated a portion of its overhead in 2002. The total expenses charged to the Partnership under this arrangement were $256,000 for the period from commencement of operations on October 17 to December 31, 2002. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     At December 31, 2002, the Partnership had accounts receivable from affiliates of $1.4 million due from Arch Coal, Inc. which is primarily made up of $436,000 in minimum royalty payments received by Arch Coal, Inc. that were due to the Partnership and a $839,000 advance rental payment from the Pardee lease. The Partnership also had accounts payable to affiliates of $667,000, which includes overhead reimbursements to Quintana Minerals Corporation and Western Pocahontas Properties of $135,000 and $256,000, respectively, as well as $276,000 for coal royalties received by Natural Resource Partners from lessees that was due to Western Pocahontas Properties.

7.  COMMITMENTS AND CONTINGENCIES

 LEGAL

     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

 Environmental Compliance

     The operations conducted on the Partnership's properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership's coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because Natural Resource Partners L. P. has no employees, Western Pocahontas employees make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any lessee's failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended December 31, 2002. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do, from time to time, conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. However, in the event any of the Partnership's lessees are unable to complete its reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, the Partnership could be held liable for these costs. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal Inc., jointly and severally, for three years after the closing of the initial public offering against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing. The environmental indemnity is limited to a maximum of $10.0 million.

                         NATURAL RESOURCE PARTNERS L.P.

8.  MAJOR LESSEES

     The Partnership depends on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

                                                                 COMMENCEMENT
                                                                OF OPERATIONS
                                                              (OCTOBER 17, 2002)
                                                                   THROUGH
                                                              DECEMBER 31, 2002
                                                              ------------------
                                                              REVENUES   PERCENT
                                                              --------   -------
                                                                   (DOLLARS
                                                                IN THOUSANDS)
Lessee A....................................................   $1,815     13.1%
Lessee B....................................................   $2,120     15.3%
Lessee C....................................................   $1,994     14.4%

9.  INCENTIVE PLAN

     Prior to the Partnership's initial public offering, GP Natural Resource Partners LLC, the general partner of NRP (GP) LP, the Partnership's general partner, adopted the Natural Resource Partners Long-Term Incentive Plan (the "Plan") for employees and directors of GP Natural Resource Partners LLC and its affiliates who perform services for the Partnership. The Plan provides for the granting of restricted units and unit options. The Plan permits the granting of awards covering a number of common units equal to three percent of the number of common units outstanding immediately following the Partnership's initial public offering of common units. The Plan is administered by the compensation committee of GP Natural Resource Partners LLC's board of directors. Subject to the rules of the exchange upon which the common units are listed at the time, GP Natural Resource Partners LLC's board of directors or the compensation committee also has the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of units that may be granted. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.

     A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, its fair market value in cash. The compensation committee may make grants under the Plan to employees and directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which the restricted units granted to employees and directors will vest. The committee may provide for an acceleration of vesting based upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC.

     If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by GP Natural Resource Partners LLC in the open market, common units already owned by GP Natural Resource Partners LLC, common units acquired by GP Natural Resource Partners LLC directly from the Partnership, from another affiliate or any other person or entity or any combination thereof. GP Natural Resource Partners LLC will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units.

     Unit options under the Plan will have an exercise price that may not be less than the fair market value of the units on the date of grant. In general, units will become exercisable over a period determined by the compensation committee. The compensation committee may provide for an acceleration of vesting based upon

                         NATURAL RESOURCE PARTNERS L.P.

the achievement of specified financial objectives. In addition, the units will become exercisable upon a change in control as described for restricted units above. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Upon exercise of a unit option, GP Natural Resource Partners LLC will acquire common units as describe above for restricted units.

     The general partner adopted the Natural Resource Partners Annual Incentive Compensation Plan (the "Compensation Plan") in October 2002. The Compensation Plan is designed to enhance the performance of GP Natural Resource Partners LLC's and its affiliates' key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each year. The board of directors of GP Natural Resource Partners LLC may amend or change the Compensation Plan at any time. The Partnership will reimburse GP Natural Resource Partners LLC for payments and costs incurred under the Compensation Plan.

10.  SUBSEQUENT EVENT

 CASH DISTRIBUTIONS

     On January 21, 2003, the Partnership declared a cash distribution of $0.4234 per unit. Total distributions of $9.8 million were paid on February 14, 2003.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Partners of Western Pocahontas Properties Limited Partnership

     We have audited the accompanying balance sheet of Western Pocahontas Properties Limited Partnership as of December 31, 2001, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2001 and the period from January 1, 2002 through October 16, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Pocahontas Properties Limited Partnership at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and the period from January 1, 2002 through October 16, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

February 7, 2003
Houston, Texas

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                                 BALANCE SHEET

                                                                DECEMBER 31,
                                                                    2001
                                                              -----------------
                                                               (IN THOUSANDS)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................      $  4,415
  Restricted cash...........................................         4,912
  Cash in escrow............................................         1,000
  Accounts receivable.......................................         2,787
  Other.....................................................            37
                                                                  --------
       Total current assets.................................        13,151
Property and equipment, at cost.............................       121,424
  Less accumulated depreciation and depletion...............       (47,321)
                                                                  --------
                                                                    74,103
Deferred financing costs....................................           970
                                                                  --------
       Total assets.........................................      $ 88,224
                                                                  ========

                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of long-term debt.........................      $  2,966
  Note payable..............................................         7,848
  Accounts payable -- affiliate.............................            24
  Accrued liabilities.......................................           720
  Reversionary interest payable.............................           865
                                                                  --------
       Total current liabilities............................        12,423
Deferred revenue............................................         7,916
Long-term debt..............................................        47,716
Commitments and contingencies...............................            --
Partners' capital...........................................        20,169
                                                                  --------
       Total liabilities and partners' capital..............      $ 88,224
                                                                  ========

   The accompanying notes are an integral part of these financial statements.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                                FOR THE
                                                              PERIOD FROM
                                                               JANUARY 1       YEAR ENDED
                                                                THROUGH       DECEMBER 31,
                                                              OCTOBER 16,   -----------------
                                                                 2002        2001      2000
                                                              -----------   -------   -------
                                                                      (IN THOUSANDS)
REVENUES:
  Coal royalties............................................    $17,261     $15,458   $11,585
  Timber royalties..........................................      2,774       3,691     4,236
  Gain on sale of property..................................         92       3,125     3,982
  Property tax..............................................      1,221       1,184     1,404
  Other.....................................................      1,219       2,512     1,342
                                                                -------     -------   -------
          Total revenues....................................     22,567      25,970    22,549
EXPENSES:
  General and administrative................................      2,291       2,981     3,009
  Taxes other than income...................................      1,438       1,457     1,701
  Depreciation, depletion and amortization..................      3,544       1,369     1,168
                                                                -------     -------   -------
          Total expenses....................................      7,273       5,807     5,878
                                                                -------     -------   -------
Income from operations......................................     15,294      20,163    16,671
Other income (expense):
  Interest expense..........................................     (4,786)     (3,966)   (4,167)
  Interest income...........................................        114         270       321
  Reversionary interest.....................................       (561)     (1,924)       --
                                                                -------     -------   -------
Net income..................................................    $10,061     $14,543   $12,825
                                                                =======     =======   =======

   The accompanying notes are an integral part of these financial statements.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                         GENERAL PARTNER   LIMITED PARTNERS    TOTAL
                                                         ---------------   ----------------   -------
                                                                        (IN THOUSANDS)
BALANCE, DECEMBER 31, 1999.............................       $ 165            $11,886        $12,051
Net income.............................................         128             12,697         12,825
Cash distributions.....................................        (100)            (9,850)        (9,950)
                                                              -----            -------        -------
BALANCE, DECEMBER 31, 2000.............................         193             14,733         14,926
Net income.............................................         146             14,397         14,543
Cash distributions.....................................         (93)            (9,207)        (9,300)
                                                              -----            -------        -------
BALANCE, DECEMBER 31, 2001.............................         246             19,923         20,169
Net income.............................................         101              9,960         10,061
Cash distributions.....................................         (80)            (7,920)        (8,000)
                                                              -----            -------        -------
BALANCE, OCTOBER 16, 2002..............................       $ 267            $21,963        $22,230
                                                              =====            =======        =======

   The accompanying notes are an integral part of these financial statements.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                FOR THE
                                                              PERIOD FROM
                                                               JANUARY 1
                                                                THROUGH     YEAR ENDED DECEMBER 31,
                                                              OCTOBER 16,   -----------------------
                                                                 2002          2001         2000
                                                              -----------   ----------   ----------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $ 10,061      $ 14,543     $ 12,825
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation, depletion and amortization...............      3,544         1,369        1,168
     Gain on sale of property...............................        (92)       (3,125)      (3,982)
     Change in operating assets and liabilities
       Accounts receivable..................................     (3,684)       (1,098)         580
       Other assets.........................................     (1,355)           (4)         (11)
       Accounts payable -- affiliate........................         --             9          (14)
       Accrued liabilities..................................        282            49           39
       Deferred revenues....................................        785           448           65
       Reversionary interest payable........................       (865)          865           --
                                                               --------      --------     --------
          Net cash provided by operating activities.........      8,676        13,056       10,670
                                                               --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties..........................         92         3,659        4,001
  Capital expenditures......................................    (35,120)         (974)         (25)
                                                               --------      --------     --------
          Net cash provided by (used in) investing
            activities......................................    (35,028)        2,685        3,976
                                                               --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing...................................     45,000            --           --
  Deferred financing costs..................................        173            --           --
  Repayment of notes payable................................     (7,848)           --           --
  Repayment of debt.........................................     (2,377)       (2,748)      (2,549)
  Distributions to partners.................................     (8,000)       (9,300)      (9,950)
  Cash placed in restricted accounts, net...................        (49)       (2,386)      (2,131)
  Cash placed in (returned from) escrow.....................      1,000        (1,000)          --
                                                               --------      --------     --------
          Net cash provided by (used in) financing
            activities......................................     27,899       (15,434)     (14,630)
                                                               --------      --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      1,547           307           16
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      4,415         4,108        4,092
                                                               --------      --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  5,962      $  4,415     $  4,108
                                                               ========      ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................   $  4,786      $  3,966     $  4,167
Non-cash transactions:
  Issuance of note payable for reversionary interest........   $     --      $  7,900     $     --

   The accompanying notes are an integral part of these financial statements.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

     Western Pocahontas Properties Limited Partnership ("the Partnership"), a Delaware limited partnership, was formed in 1986 to own and manage land and mineral rights and timber located in West Virginia, Kentucky, Alabama, Maryland and Indiana. Western Pocahontas Corporation ("WPC"), a Texas corporation, serves as the general partner. All items of income and loss of the Partnership are allocated 1% to the general partner and 99% to the limited partners.

     The Partnership enters into leases with various third-party operators for the right to mine coal reserves and harvest timber on the Partnership's land in exchange for royalty payments. Generally, the coal lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments. The timber lessees make payments to the Partnership based on pre-determined rates per board foot harvested.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 USE OF ESTIMATES

     Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 CASH AND CASH EQUIVALENTS

     The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents cash and cash equivalents placed in a defeasance trust and are pledged to the Partnership's lender for debt service requirements.

 PROPERTY AND EQUIPMENT

     Land, coal property and timberlands are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Coal properties are depleted on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein. Timberlands are depleted based on the volume of timber harvested in relation to the amount of estimated merchantable timber volume.

 ASSET IMPAIRMENT

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

 CONCENTRATION OF CREDIT RISK

     Substantially all of the Partnership's accounts receivable result from amounts due from third-party companies in the coal industry. This concentration of customers may impact the Partnership's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. Historical credit losses incurred by the Partnership on receivables have not been significant.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these financial instruments approximate fair value. Fair values of debt instruments were determined using discounted cash flow techniques.

 DEFERRED FINANCING COSTS

     Deferred financing costs consists of legal and other costs related to the issuance of the Partnership's long-term note payable. These costs are amortized over the term of the note payable.

 REVENUES

     Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding revenue from those sales. Generally, the coal lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

     Timber Royalties. Timber is sold on a contract basis where independent contractors harvest and sell the timber. Timber revenues are recognized when the timber has been harvested by the independent contractors.

     Minimum Royalties. Most of the Partnership's lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as coal royalty revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

 PROPERTY TAXES

     The Partnership is responsible for paying property taxes on the properties it owns. The lessees are responsible for reimbursing the Partnership for property taxes on the leased properties. The reimbursement of property taxes is included in revenues in the statement of income as property tax.

 INCOME TAXES

     The Partnership is not a taxpaying entity, as the individual partners are responsible for reporting their pro-rata share of the Partnership's taxable income or loss. In the event of an examination of the Partnership's tax return, the tax liability of the partners could be changed if an adjustment in the Partnership's income is ultimately sustained by the taxing authorities.

 NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With regard to intangible assets, SFAS No. 141 states that intangible assets acquired in a business combination subsequent to June 30, 2001 should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented to or exchanged, without regard to the acquirer's intent. The adoption of SFAS No. 141 did not have a material impact on the 2001 or 2002 financial statements. SFAS No. 142 discontinues goodwill amortization; rather, goodwill will be subject to at least an annual fair-value based impairment test. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial statements.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on our financial statements.

3.  REVERSIONARY INTEREST

     The previous owner of the Partnership's coal and timber properties (CSX Corporation and certain of its affiliates, or "CSX") retained a reversionary interest in those properties whereby it receives either a 25% or 28% interest in the properties and the net revenues, as defined, from the properties after July 1, 2001, and in the net proceeds, as defined, from any property sale occurring prior to July 1, 2001.

     In 2000, the Partnership sold 1,391 acres of surface land to a third party and paid $1.3 million to CSX related to its reversionary interest in the property. In 2001, the Partnership sold 1,928 acres of surface land to various third parties and paid $936,000 to CSX related to its reversionary interest in these properties (see Note 4).

     In December 2001, the Partnership purchased from CSX its reversionary interest in the Partnership's Kentucky properties for $2.0 million in cash and a note payable of $7.9 million (see Note 5). The Partnership allocated $8.8 million to coal and timber properties and $1.1 million to a reduction in the reversionary interest payable for the six months ended December 31, 2001.

     In March 2002, the Partnership purchased from CSX its reversionary interest in the remaining assets subject to the reversionary interest. The Partnership allocated $35 million to coal and timber properties and $1.4 million to a reduction in the reversionary interest payable for the period ended October 16, 2002. The

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP purchase was financed with a $45.0 million loan and a portion of the proceeds were used to retire the $7.9 million note that the Partnership issued in December 2001 as part of the consideration for the purchase of the reversionary interest in Kentucky (see Note 5).

4.  PROPERTY AND EQUIPMENT

     Property and equipment includes:

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
Land........................................................      $  4,144
Coal properties.............................................       103,922
Timberlands.................................................        12,915
Other.......................................................           443
                                                                  --------
                                                                  $121,424
                                                                  ========

     In 2000, the Partnership sold 1,391 acres of surface land and recognized a gain of $4.0 million after considering CSX's reversionary interest (see Note 3). In connection with the sale, the Partnership was required to place $1.9 million in its debt service account (see Note 5).

     In 2001, the Partnership sold 1,928 acres of surface land and recognized a gain of $3.1 million after considering CSX's reversionary interest (see Note 3). In connection with the sale, the Partnership was required to place $2.1 million in its debt service account (see Note 5).

     As explained in Note 3, the Partnership completed the acquisition of the reversionary interest from CSX in March 2002.

5.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
7.6% fixed notes payable due April 1, 2013..................      $50,682
Less -- Current portion of notes payable....................       (2,966)
                                                                  -------
Long-term debt..............................................      $47,716
                                                                  =======

     The notes are collateralized by a mortgage on the Partnership's properties, a security interest in accounts receivable, other assets and the partners' interest in the Partnership and the common stock of WPC. The Partnership is required to maintain an aggregate minimum balance of $3.0 million in cash and cash equivalents, which is pledged to its lenders. The Partnership is allowed to make cash distributions to its partners provided no event of default exists, as defined, and the aggregate cash balance is not reduced below $4.0 million by any distribution.

     The Partnership is required to contribute cash or cash equivalents to a debt service account when the Partnership receives royalties related to coal tonnage or timber harvested greater than a predetermined amount or sells certain properties. Pursuant to these provisions, the Partnership contributed $2.1 million and $2.4 million to the debt service account for the years ended December 31, 2000 and 2001, respectively.

     On December 10, 2001, the Partnership issued a $7.9 million non-interest bearing note payable to an affiliate of CSX in conjunction with the purchase of CSX's reversionary interest in properties located in

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

Kentucky (see Note 3), and is subject to a Purchase and Sale Agreement between the CSX affiliate and the Partnership. The note was due and paid-off in March 2002. A discount of $152,000 was imputed for the period ended December 31, 2001 (see Note 3).

6.  RELATED PARTY TRANSACTIONS

     A company controlled by the owner of WPC provides certain administrative services to the Partnership and charges the Partnership for the direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were approximately $500,000 for each of the years ended December 31, 2000 and 2001, and $330,000 for the period from January 1, 2002 through October 16, 2002. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     The Partnership has a management contract to provide certain management, engineering and accounting services to Great Northern Properties Limited Partnership ("GNP"), a limited partnership which has certain common ownership with the Partnership. The contract provides for a $250,000 annual fee, which is intended to reimburse the Partnership for its expense. This fee is presented as other revenue in the accompanying statement of income. The contract may be canceled upon 90 days advance notice by GNP.

7.  EMPLOYEE BENEFIT PLANS

     Substantially all employees of the Partnership are covered by a noncontributory retirement plan and a defined contribution thrift plan. Under the retirement plan, the Partnership contributes annually an amount equal to one-twelfth of each participant's base compensation. Participants vest in the retirement plan based on the following:

YEARS OF SERVICE                                               PERCENT VESTED
----------------                                               --------------
0-4.........................................................         50%
5...........................................................         60%
6...........................................................         80%
7 or more...................................................        100%

     A participant is fully vested upon termination of employment as a result of death, disability, reduction of labor force or retirement on or after age 55. For each of the years ended December 31, 2000 and 2001, the Partnership contributed approximately $90,000 to the retirement plan. No contribution was required during the period from January 1, 2002 through October 16, 2002.

     Under the thrift plan, participants may contribute up to 12% of their base compensation, subject to a maximum set by IRS regulations, on a tax-deferred basis. The Partnership makes matching contributions equal to 100% of each participant's contributions to the extent of 3% of base compensation and 50% of each participant's contributions between 3% and 6% of base compensation. The Partnership's contribution is 40% vested after two years of service with the vested interest increasing by 20% for each additional year of service. A participant is fully vested as to his own contributions and is fully vested as to the Partnership's contributions upon termination of employment as a result of death, reduction of labor force, disability or retirement on or after age 55. For each of the years ended December 31, 2000 and 2001, the Partnership made matching contributions in an amount of approximately $50,000, and $28,277 during the period from January 1, 2002 through October 16, 2002.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

8.  COMMITMENTS AND CONTINGENCIES

 LEGAL

     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

 ENVIRONMENTAL COMPLIANCE

     The operations conducted on Partnership properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership's coal leases require the lessee to comply with all applicable laws and regulations, including environmental. The lessees obtain reclamation bonds and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Employees of the Partnership regularly visit the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the years ended December 31, 2001, 2002 or the period ended October 16, 2002. The Partnership is not associated with any environmental contamination that may require remediation costs. However, our lessees do, from time to time, conduct reclamation work on our properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. Each of our lessees is required to post a bond assuring that the reclamation will be completed as required by the permit. However, in the event any of our lessees is unable to complete the reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, the Partnership could be held liable for these costs.

 LEASE COMMITMENTS AND GUARANTEES

     The total rental and lease expenses for each of the years ended December 31, 2000 and 2001 were approximately $167,000 and $142,000, respectively, and $114,000 for the period from January 1, 2002 through October 16, 2002. The minimum rental payments for the next five years are as follows in thousands:

2003........................................................   $110
2004........................................................    110
2005........................................................    115
2006........................................................    115
2007........................................................     --

     The Partnership guaranteed a $2.0 million note payable of New Gauley Coal Corporation, the outstanding balance of which totaled approximately $1.7 million and $1.6 million at December 31, 2001 and October 16, 2002, respectively. New Gauley Coal Corporation was formerly wholly owned by the Partnership.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

9.  MAJOR LESSEES

     The Partnership depends on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

                                  FOR THE PERIOD FROM
                                    JANUARY 1, 2002              YEAR ENDED DECEMBER 31,
                                        THROUGH          ---------------------------------------
                                    OCTOBER 16, 2002            2001                 2000
                                  --------------------   ------------------   ------------------
                                  REVENUES    PERCENT    REVENUES   PERCENT   REVENUES   PERCENT
                                  ---------   --------   --------   -------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
Lessee A........................   $5,659      25.1%      $4,956     19.1%     $5,420     24.0%
Lessee B........................   $3,609      16.0%      $5,113     20.5%     $1,489      6.6%
Lessee C........................   $4,058      18.0%      $2,123      8.2%     $1,222      5.4%

10.  SEGMENT INFORMATION

     Segment information has been provided in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Partnership's reportable segments are as follows:

     Coal Royalty. The coal royalty segment is engaged in managing the Partnership's coal properties.

     Timber Royalty. The Partnership's timber segment is engaged in the selling of standing timber on the Partnership's properties.

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

     The following is a summary of certain financial information relating to the Partnership's segments:

                                                 COAL     TIMBER     OTHER    COMBINED
                                                -------   -------   -------   --------
                                                            (IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 31, 2000
Revenues......................................  $12,989   $ 4,236   $ 5,324   $ 22,549
Operating costs and expenses..................    3,140       771       799      4,710
Depreciation, depletion and amortization......      798       234       136      1,168
                                                -------   -------   -------   --------
Operating income..............................  $ 9,051   $ 3,231   $ 4,389     16,671
                                                =======   =======   =======
Interest expense..............................                                  (4,167)
Interest income...............................                                     321
                                                                              --------
Net income....................................                                $ 12,825
                                                                              ========
Total assets..................................  $56,775   $ 5,619   $14,116   $ 76,510
Capital expenditures..........................       --        --        25         25
FOR THE YEAR ENDED DECEMBER 31, 2001
Revenues......................................  $16,642   $ 3,691   $ 5,637   $ 25,970
Operating costs and expenses..................    3,109       757       572      4,438
Depreciation, depletion and amortization......    1,035       210       124      1,369
                                                -------   -------   -------   --------
Operating income..............................  $12,498   $ 2,724   $ 4,941     20,163
                                                =======   =======   =======
Interest expense..............................                                  (3,966)
Interest income...............................                                     270
Reversionary interest.........................                                  (1,924)
                                                                              --------
Net income....................................                                $ 14,543
                                                                              ========
Total assets..................................  $63,930   $ 5,903   $18,391   $ 88,224
Capital expenditures..........................    8,447       494        33      8,974
FOR THE PERIOD FROM JANUARY 1, 2002 THROUGH
  OCTOBER 16, 2002
Revenues......................................  $18,482   $ 2,774   $ 1,311   $ 22,567
Operating costs and expenses..................    2,392       864       473      3,729
Depreciation, depletion and amortization......    3,084       293       167      3,544
                                                -------   -------   -------
Operating income..............................  $13,006   $ 1,617   $   671     15,294
                                                =======   =======   =======
Interest expense..............................                                  (4,786)
Interest income...............................                                     114
Reversionary interest.........................                                    (561)
                                                                              --------
Net income....................................                                $ 10,061
                                                                              ========
Total assets..................................  $92,299   $11,061   $22,075   $125,435
Capital expenditures..........................   29,670     5,450        --     35,120

11.  SUBSEQUENT EVENT

     In connection with the formation of Natural Resource Partners L.P. and its public offering of limited partnership units, the Partnership transferred certain coal royalty producing properties that are currently under

               WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002, at historical cost. The Partnership also transferred a portion of its deferred revenue and long-term debt to Natural Resource Partners L.P. The Partnership retained a coal reserve property that is leased to a third party that is experiencing permitting problems. Additionally, the Partnership retained unleased coal reserve properties, surface land and timberlands.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Partners of Great Northern Properties Limited Partnership

     We have audited the accompanying balance sheet of Great Northern Properties Limited Partnership as of December 31, 2001, and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 2001, and the period from January 1, 2002 through October 16, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Northern Properties Limited Partnership at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, and the period from January 1, 2002 through October 16, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

February 7, 2003
Houston, Texas

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                                 BALANCE SHEET

                                                               DECEMBER 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
                                   ASSETS
Current assets:
  Cash and cash equivalents.................................     $    749
  Restricted cash...........................................        9,923
  Accounts receivable.......................................        1,637
  Other.....................................................           10
                                                                 --------
       Total current assets.................................       12,319
Property and equipment, at cost.............................       72,720
  Less accumulated depreciation and depletion...............      (15,709)
                                                                 --------
                                                                   57,011
Deferred financing costs....................................          906
                                                                 --------
       Total assets.........................................     $ 70,236
                                                                 ========

                     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of long-term debt.........................     $  1,500
  Accounts payable..........................................          140
  Accrued interest..........................................          311
                                                                 --------
       Total current liabilities............................        1,951
Deferred revenue............................................        1,034
Long-term debt..............................................       47,125
Commitments and contingencies...............................           --
Partners' capital...........................................       20,126
                                                                 --------
       Total liabilities and partners' capital..............     $ 70,236
                                                                 ========

   The accompanying notes are an integral part of these financial statements.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                                FOR THE
                                                              PERIOD FROM
                                                              JANUARY 1,       YEAR ENDED
                                                                THROUGH       DECEMBER 31,
                                                              OCTOBER 16,   -----------------
                                                                 2002        2001      2000
                                                              -----------   -------   -------
                                                                      (IN THOUSANDS)
REVENUES:
  Coal royalties............................................    $ 5,895     $ 7,457   $ 7,966
  Lease and easement income.................................        474         787       583
  Gain on sale of property..................................         --         439       709
  Property tax..............................................         61          88        87
  Other.....................................................         71          31        45
                                                                -------     -------   -------
     Total revenues.........................................      6,501       8,802     9,390
EXPENSES:
  General and administrative................................        417         611       481
  Taxes other than income...................................         69         110       107
  Depletion and amortization................................      1,979       2,144     2,244
                                                                -------     -------   -------
     Total expenses.........................................      2,465       2,865     2,832
                                                                -------     -------   -------
Income from operations......................................      4,036       5,937     6,558
Other income (expense):
  Interest expense..........................................     (1,877)     (3,652)   (4,657)
  Interest income...........................................        115         307       376
                                                                -------     -------   -------
Net income..................................................    $ 2,274     $ 2,592   $ 2,277
                                                                =======     =======   =======

   The accompanying notes are an integral part of these financial statements.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                              GENERAL   LIMITED
                                                              PARTNER   PARTNERS    TOTAL
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
BALANCE, DECEMBER 31, 1999..................................   $161     $15,947    $16,108
Net income..................................................     23       2,254      2,277
                                                               ----     -------    -------
BALANCE, DECEMBER 31, 2000..................................    184      18,201     18,385
Net income..................................................     26       2,566      2,592
Cash distributions..........................................     (9)       (842)      (851)
                                                               ----     -------    -------
BALANCE, DECEMBER 31, 2001..................................    201      19,925     20,126
Net income..................................................     23       2,251      2,274
Cash distributions..........................................     (7)       (654)      (661)
                                                               ----     -------    -------
BALANCE, OCTOBER 16, 2002...................................   $217     $21,522    $21,739
                                                               ====     =======    =======

   The accompanying notes are an integral part of these financial statements.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                FOR THE
                                                              PERIOD FROM
                                                              JANUARY 1,       YEAR ENDED
                                                                THROUGH       DECEMBER 31,
                                                              OCTOBER 16,   -----------------
                                                                 2002        2001      2000
                                                              -----------   -------   -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 2,274     $ 2,592   $ 2,277
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depletion and amortization.............................      1,979       2,144     2,244
     Gain on sale of property...............................         --        (439)     (709)
     Deferred revenue.......................................         30        (263)       87
     Change in operating assets and liabilities
       Accounts receivable..................................       (620)        (99)    1,809
       Other assets.........................................        (46)         (2)      (12)
       Accounts payable and accrued interest................        108        (256)       35
                                                                -------     -------   -------
          Net cash provided by operating activities.........      3,725       3,677     5,731
                                                                -------     -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties..........................         --         475       726
                                                                -------     -------   -------
          Net cash provided by investing activities.........         --         475       726
                                                                -------     -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................     (1,125)     (1,500)   (1,500)
  Partners' distributions...................................       (661)       (851)       --
  Cash placed in restricted accounts, net...................     (2,283)     (2,213)   (4,705)
                                                                -------     -------   -------
          Net cash used in financing activities.............     (4,069)     (4,564)   (6,205)
                                                                -------     -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       (344)       (412)      252
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............        749       1,161       909
                                                                -------     -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $   405     $   749   $ 1,161
                                                                =======     =======   =======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................    $ 1,877     $ 4,018   $ 4,688
                                                                =======     =======   =======

   The accompanying notes are an integral part of these financial statements.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

     Great Northern Properties Limited Partnership ("the Partnership"), a Delaware limited partnership, was formed in 1992 to own and manage land and mineral rights located in Montana, North Dakota, Wyoming, Illinois and Washington. GNP Management Corporation ("GNP"), a Delaware corporation, serves as its general partner. All items of income and loss of the Partnership are allocated 1% to the general partner and 99% to the limited partners. In 1999, a limited partner's interest in the Partnership was redeemed by the partners for $1,000.

     The Partnership enters into leases with various coal mine operators for the right to mine coal reserves on the Partnership's land in exchange for royalty payments. Generally, the lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 USE OF ESTIMATES

     Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 CASH AND CASH EQUIVALENTS

     The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents cash and cash equivalents placed in a debt service account and is pledged to the Partnership's lender for debt service requirements.

 PROPERTY AND EQUIPMENT

     Land and coal property are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Coal properties are depleted on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein.

 ASSET IMPAIRMENT

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

 CONCENTRATION OF CREDIT RISK

     Substantially all of the Partnership's accounts receivable result from amounts due from third-party companies in the coal industry. Coal royalties are principally received from two lessees (see Note 8). This concentration of customers may impact the Partnership's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. Historical credit losses incurred by the Partnership on receivables have not been significant.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Partnership's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these financial instruments approximate fair value, due to their short-term nature or variable interest rates that reflect current market rates.

 DEFERRED FINANCING COSTS

     Deferred financing costs consist of legal and other costs related to the issuance of the Partnership's long-term debt. These costs are amortized over the term of the debt.

 REVENUES

     Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Partnership's lessees and the corresponding revenue from those sales. Generally, the lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

     Lease and Easement Income. Lease and easement income is generated through contracts with third parties for use of the Partnership's land for transportation of coal mined on adjacent properties, agricultural grazing and recreational uses.

     Minimum Royalties. Most of the Partnership's lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as coal royalty revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

 PROPERTY TAXES

     The Partnership is responsible for paying property taxes on the properties it owns. The lessees are responsible for reimbursing the Partnership for property taxes on the leased properties. The reimbursement of property taxes is included in revenues in the statement of income as property tax.

 INCOME TAXES

     The Partnership is not a taxpaying entity, as the individual partners are responsible for reporting their pro rata share of the Partnership's taxable income or loss. In the event of an examination of the Partnership's tax return, the tax liability of the partners could be changed if an adjustment in the Partnership's income is ultimately sustained by the taxing authorities.

 NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With regard to intangible assets, SFAS No. 141 states that intangible assets acquired in a business combination subsequent to June 30, 2001 should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented to or exchanged, without regard to the acquirer's intent. The adoption of SFAS No. 141 did not have a material impact on the 2001 or 2002 financial statements. SFAS No. 142 discontinues goodwill amortization; rather, goodwill will be subject to at least an annual fair-value based impairment test. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial statements.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on our financial statements.

3.  NONPARTICIPATING ROYALTY INTEREST

     The previous owner of the Partnership's coal properties, Meridian Minerals Company ("Meridian"), a subsidiary of Burlington Resources, Inc., retained a nonparticipating royalty interest in certain properties, which were not leased at the time of acquisition, at a royalty rate ranging from 2% to 5%. Such properties are presently not leased. In the event any of the properties subject to the nonparticipating royalty interest are sold to a third party, Meridian will receive a certain percentage of the selling price as defined in the asset purchase agreement.

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

4.  PROPERTY AND EQUIPMENT

     Property and equipment includes:

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
Land........................................................      $ 2,172
Coal properties.............................................       70,491
Other.......................................................           57
                                                                  -------
                                                                  $72,720
                                                                  =======

     In 2001, the Partnership sold 3,194 acres of surface land in Montana and recognized a gain of $439,000.

5.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
Floating rate notes, bearing interest at 4.70 percent at
  December 31, 2001 due September 30, 2004..................      $48,625
Less -- Current portion of notes payable....................       (1,500)
                                                                  -------
Long-term debt..............................................      $47,125
                                                                  =======

     The notes are collateralized by a mortgage on the Partnership's properties, a security interest in accounts receivable, other assets, the partners' interest in the Partnership and the debt service account established by the Partnership. The debt service account is funded quarterly with 100% of the Partnership's cash flows, defined as all cash revenue received by the Partnership, net of any operating expenses, management fees and up to a maximum of 20% of positive operating income to be used to pay the income tax liabilities of the partners as they relate to the Partnership properties, except that the Partnership may maintain $250,000 in cash for general operating purposes. The debt service account will be used to collateralize the notes until the balance of the account reaches a minimum of $10.0 million, after which the amount in excess of $10.0 million may be applied directly to the outstanding balance of the notes. The Partnership contributed $4.7 million and $2.2 million to the debt service account for the years ended December 31, 2000 and 2001, respectively, and $2.3 million for the period from January 1, 2002 through October 16, 2002.

6.  RELATED PARTY TRANSACTIONS

     The Partnership has a management contract to receive management, engineering and accounting services from Western Pocahontas Properties Limited Partnership ("WPP"), a limited partnership which has some common ownership with the Partnership. The contract provides for a $250,000 fee to be paid annually. Such amounts are reflected in general and administrative expenses in the statements of income. The contract may be canceled upon 90 days advance notice to the Partnership.

7.  COMMITMENTS AND CONTINGENCIES

 LEGAL

     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership

                 GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

 ENVIRONMENTAL COMPLIANCE

     The operations conducted on Partnership properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership's coal leases require the lessee to comply with all applicable laws and regulations, including environmental. The lessees obtain reclamation bonds and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Employees regularly visit the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the years ended December 31, 2000 and 2001 and for the period ended October 16, 2002. The Partnership is not associated with any environmental contamination that may require remediation costs. However, our lessees do, from time to time, conduct reclamation work on our properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. Each of our lessees is required to post a bond assuring that the reclamation will be completed as required by the permit. However, in the event any of our lessees is unable to complete the reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, the Partnership could be held liable for these costs.

8.  MAJOR LESSEES

     The Partnership depends on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

                                  FOR THE PERIOD FROM
                                    JANUARY 1, 2002              YEAR ENDED DECEMBER 31,
                                        THROUGH          ---------------------------------------
                                    OCTOBER 16, 2002            2001                 2000
                                  --------------------   ------------------   ------------------
                                  REVENUES    PERCENT    REVENUES   PERCENT   REVENUES   PERCENT
                                  ---------   --------   --------   -------   --------   -------
                                                          (IN THOUSANDS)
Lessee A........................   $3,302      50.7%      $5,324     60.5%     $6,467     81.2%
Lessee B........................    1,311      20.1%       1,634     18.6%      1,233     15.5%

9.  SUBSEQUENT EVENT

     In connection with the formation of Natural Resource Partners L.P. and its public offering of limited partnership units, the Partnership transferred certain coal royalty producing properties that are currently under lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002, at historical cost. The Partnership also transferred a portion of its deferred revenue and long-term debt to Natural Resource Partners L.P. The Partnership retained unleased coal reserve properties and surface land.

                NEW GAULEY COAL CORPORATION FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders of New Gauley Coal Corporation

     We have audited the accompanying balance sheet of New Gauley Coal Corporation as of December 31, 2001, and the related statements of income, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001, and the period from January 1, 2002 through October 16, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Gauley Coal Corporation at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, and the period from January 1, 2002 through October 16, 2002, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

February 7, 2003
Houston, Texas

                          NEW GAULEY COAL CORPORATION

                                 BALANCE SHEET

                                                               DECEMBER 31,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
                                   ASSETS
Current assets:
  Cash and cash equivalents.................................     $   399
  Accounts receivable.......................................         106
                                                                 -------
       Total current assets.................................         505
Property and equipment, at cost.............................       6,490
  Less accumulated depletion................................      (2,786)
                                                                 -------
Deferred financing costs....................................         201
  Note receivable including interest........................         215
                                                                 -------
       Total assets.........................................     $ 4,625
                                                                 =======

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................     $    99
  Accrued liabilities.......................................         107
                                                                 -------
       Total current liabilities............................         206
Deferred revenue............................................       3,601
Long-term debt..............................................       1,584
Stockholders' equity (deficit):
  Common stock, $100 par value 25,000 shares authorized,
     21,378 issued and outstanding..........................       2,137
  Accumulated deficit.......................................      (2,903)
                                                                 -------
       Total stockholders' (deficit)........................        (766)
                                                                 -------
       Total liabilities and stockholders' equity
        (deficit)...........................................     $ 4,625
                                                                 =======

   The accompanying notes are an integral part of these financial statements.

                          NEW GAULEY COAL CORPORATION

                              STATEMENTS OF INCOME

                                                                FOR THE
                                                              PERIOD FROM
                                                              JANUARY 1,      YEAR ENDED
                                                                THROUGH      DECEMBER 31,
                                                              OCTOBER 16,   ---------------
                                                                 2002        2001     2000
                                                              -----------   ------   ------
                                                                     (IN THOUSANDS)
REVENUES:
  Coal royalties............................................    $1,434      $1,609   $  955
  Gain on sale of property..................................        --          25       --
  Property tax..............................................        20          28       25
  Other.....................................................        53          61       32
                                                                ------      ------   ------
     Total revenues.........................................     1,507       1,723    1,012
EXPENSES:
  General and administrative................................        52          41       32
  Taxes other than income...................................        42          45       48
  Depletion and amortization................................       138         212      132
                                                                ------      ------   ------
     Total expenses.........................................       232         298      212
                                                                ------      ------   ------
Income from operations......................................     1,275       1,425      800
Other income (expense):
  Interest expense..........................................       (97)       (132)    (139)
  Interest income...........................................        24          15       --
  Reversionary interest.....................................      (104)        (85)      --
                                                                ------      ------   ------
Net income..................................................    $1,098      $1,223   $  661
                                                                ======      ======   ======

   The accompanying notes are an integral part of these financial statements.

                          NEW GAULEY COAL CORPORATION

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           ACCUMULATED
                                                            COMMON STOCK     DEFICIT      TOTAL
                                                            ------------   -----------   -------
                                                                       (IN THOUSANDS)
BALANCE, DECEMBER 31, 1999................................     $2,137        $(3,287)    $(1,150)
Net income................................................         --            661         661
Dividends.................................................         --           (500)       (500)
                                                               ------        -------     -------
BALANCE, DECEMBER 31, 2000................................      2,137         (3,126)       (989)
Net income................................................         --          1,223       1,223
Dividends.................................................         --         (1,000)     (1,000)
                                                               ------        -------     -------
BALANCE, DECEMBER 31, 2001................................      2,137         (2,903)       (766)
Net income................................................         --          1,098       1,098
Dividends.................................................         --           (400)       (400)
                                                               ------        -------     -------
BALANCE, OCTOBER 16, 2002.................................     $2,137        $(2,205)    $   (68)
                                                               ======        =======     =======

   The accompanying notes are an integral part of these financial statements.

                          NEW GAULEY COAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                FOR THE
                                                              PERIOD FROM
                                                              JANUARY 1,       YEAR ENDED
                                                                THROUGH       DECEMBER 31,
                                                              OCTOBER 16,   ----------------
                                                                 2002        2001      2000
                                                              -----------   -------   ------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $1,098      $ 1,223   $  661
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depletion and amortization.............................       138          212      132
     Decrease in deferred revenues..........................      (280)        (146)    (154)
     Gain on sale of property...............................        --          (25)      --
     Change in operating assets and liabilities
       Accounts receivable..................................       (43)         (12)     (36)
       Other assets.........................................       (30)         (15)      --
       Accrued liabilities..................................       (16)          86        1
                                                                ------      -------   ------
          Net cash provided by operating Activities.........       867        1,323      604
                                                                ------      -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in note receivable.............................        --         (200)      --
  Proceeds from sale of properties..........................        --           25       --
                                                                ------      -------   ------
          Net cash used in investing activities.............        --         (175)      --
                                                                ------      -------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................       (74)         (91)     (91)
  Dividends.................................................      (400)      (1,000)    (500)
                                                                ------      -------   ------
          Net cash used in financing activities.............      (474)      (1,091)    (591)
                                                                ------      -------   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       393           57       13
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............       399          342      329
                                                                ------      -------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $  792      $   399   $  342
                                                                ======      =======   ======
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..................    $   97      $   132   $  139

   The accompanying notes are an integral part of these financial statements.

                          NEW GAULEY COAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

     New Gauley Coal Corporation ("the Company"), a West Virginia subchapter S corporation, was incorporated in 1918 to own and manage land and mineral rights. The Company owns property in Alabama and West Virginia.

     The Company enters into leases with various coal mine operators for the right to mine coal reserves on the Company's land in exchange for royalty payments. Generally, the lessees make payments to the Company based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 USE OF ESTIMATES

     Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 PROPERTY AND EQUIPMENT

     Land and coal property are carried at cost and include expenditures for additions and improvements, such as roads and land improvements, which substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Coal properties are depleted on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein.

 ASSET IMPAIRMENT

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

 CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable result from amounts due from third-party companies in the coal industry. Coal royalties are principally received from two lessees (see Note 8). This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by changes in the economic or other conditions. Receivables are generally not collateralized. Historical credit losses incurred by the Company on receivables have not been significant.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying value of these financial instruments approximate fair value. Fair values of debt instruments were determined using discounted cash flow techniques.

                          NEW GAULEY COAL CORPORATION

DEFERRED FINANCING COSTS

     Deferred financing costs consist of legal and other costs related to the issuance of the Company's long-term note payable. These costs are amortized over the term of the note payable.

 REVENUES

     Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Company's lessees and the corresponding revenue from those sales. Generally, the lessees make payments to the Company based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

     Minimum Royalties. Most of the Company's lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as coal royalty revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

 PROPERTY TAXES

     The Company is responsible for paying property taxes on the properties it owns. One of the lessees is not responsible for reimbursing the Company for property taxes on the leased properties. The reimbursement of property taxes is included in revenues in the statement of income as property tax.

 INCOME TAXES

     The Company is not a taxpaying entity, as the individual stockholders are responsible for reporting their pro rata share of the Company's taxable income or loss. In the event of an examination of the shareholders' tax return, the tax liability of the shareholders could be changed if an adjustment in the shareholders' income is ultimately sustained by the taxing authorities.

 NEW ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling-of-interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. With regard to intangible assets, SFAS No. 141 states that intangible assets acquired in a business combination subsequent to June 30, 2001 should be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented to or exchanged, without regard to the acquirer's intent. The adoption of SFAS No. 141 did not have a material impact on the 2001 or 2002 financial statements. SFAS No. 142 discontinues goodwill amortization; rather, goodwill will be subject to at least an annual fair-value based impairment test. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. The adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-

                          NEW GAULEY COAL CORPORATION
lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of SFAS No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on our financial statements.

3.  REVERSIONARY INTEREST

     The previous owner of a portion of the Company's coal properties (CSX Corporation and certain of its affiliates, or "CSX") retained a reversionary interest in certain of those properties whereby it receives a 25% interest in the properties and the net revenues, as defined, from the properties after July 1, 2001, and in the net proceeds, as defined, of any property sale occurring prior to July 1, 2001. The reversionary interest only applies to the Company's Alabama property. In March 2002, Western Pocahontas Properties Limited Partnership (the "Partnership"), who formerly owned the Company, purchased the reversionary interest from CSX. As a result of this transaction, the Alabama property is now owned 25% by the Partnership and 75% by the Company.

4.  NOTE RECEIVABLE

     In June 2001, the Company loaned $200,000 to a third party. The agreement requires the third party to use the proceeds to develop certain coal properties it owned. In exchange for the loan, the Company will receive a royalty on coal produced from the developed properties. The total royalty received by the Company is limited to the greater of $200,000 plus 15% interest per year or $240,000. If no royalties are received by June 2005, the third party is required to repay the note with interest. Through the period ended October 16, 2002, the Company has accrued approximately $39,000 of interest income related to this note. This agreement may be terminated at any time by the third party by repaying the note under the terms described above.

                          NEW GAULEY COAL CORPORATION

5.  PROPERTY AND EQUIPMENT

     Property and equipment includes:

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
Land........................................................       $   88
Coal properties.............................................        6,402
                                                                   ------
                                                                   $6,490
                                                                   ======

     In January 2001, the Company sold property to a lessee and recognized a gain of $25,000.

6.  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
7.6% fixed note payable due April 1, 2013...................       $1,683
Less -- Current portion of note payable.....................          (99)
                                                                   ------
Long-term debt..............................................       $1,584
                                                                   ======

     The note is collateralized by a mortgage on the Company's properties, a security interest in accounts receivable, other assets, the stockholders' interest in the Company and the debt service account established by the Company. The notes are guaranteed by the Partnership.

     The Company is required to contribute cash or cash equivalents to a debt service account when the Company receives royalties greater than a predetermined amount or sells qualified properties. The Company was not required to contribute to the debt service account for the years ended December 31, 2001, or the period ended October 16, 2002.

7.  COMMITMENTS AND CONTINGENCIES

 LEGAL

     The Company is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Company management believes these claims will not have a material effect on the Company's financial position, liquidity or operations.

 ENVIRONMENTAL COMPLIANCE

     The operations conducted on Company properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Company may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Company's coal leases require the lessee to comply with all applicable laws and regulations, including environmental. The lessees obtain reclamation bonds and substantially all of the leases require the lessee to indemnify the Company against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Employees of the Company regularly visit the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the

                          NEW GAULEY COAL CORPORATION

Company's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations. The Company has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the years ended December 31, 2001, and period ended October 16, 2002. The Company is not associated with any environmental contamination that may require remediation costs. However, our lessees do, from time to time, conduct reclamation work on our properties under lease to them. Because the Company is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. Each of our lessees is required to post a bond assuring that the reclamation will be completed as required by the permit. However, in the event any of our lessees is unable to complete the reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, the Company could be held liable for these costs.

8.  MAJOR LESSEES

     The Company depends on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

                                  FOR THE PERIOD FROM
                                    JANUARY 1, 2002              YEAR ENDED DECEMBER 31,
                                        THROUGH          ---------------------------------------
                                    OCTOBER 16, 2002            2001                 2000
                                  --------------------   ------------------   ------------------
                                  REVENUES    PERCENT    REVENUES   PERCENT   REVENUES   PERCENT
                                  ---------   --------   --------   -------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
Lessee A........................    $561       37.2%       $985      57.2%      $298      29.4%
Lessee B........................     858       56.9%        624      36.2%       657      64.9%

9.  SUBSEQUENT EVENT

     In connection with the formation of Natural Resource Partners L.P. and its public offering of limited partnership units, the Company transferred certain coal royalty producing properties that are currently under lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002 at historical cost The Company transferred a portion of its deferred revenue and all its long-term debt to Natural Resource Partners L.P. The Company retained unleased coal reserve properties.

             ARCH COAL CONTRIBUTED PROPERTIES FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors Arch Coal, Inc.

     We have audited the accompanying statements of assets purchased and liabilities assumed as of December 31, 2001, and the related statements of revenues and direct costs and expenses for the period January 1, 2002 through October 16, 2002 and the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1, the accompanying financial statements have been prepared solely to present the assets purchased and liabilities assumed of the properties acquired by Natural Resource Partners, L.P. from Arch Coal, Inc. as of December 31, 2001 and the revenue and direct costs and expenses of the acquired properties for the period January 1, 2002 through October 16, 2002 and the years ended December 31, 2001 and 2000, for the purpose of complying with the requirements of the Securities and Exchange Commission and are not intended to be a complete presentation of the financial position and results of operations of the acquired properties on a stand-alone basis.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets purchased and liabilities assumed of the properties acquired from Arch Coal, Inc. as of December 31, 2001, and the revenues and direct costs and expenses of the acquired properties for the period January 1, 2002 through October 16, 2002 and the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

February 11, 2003
St. Louis, Missouri

                     ARCH COAL, INC. CONTRIBUTED PROPERTIES

             STATEMENTS OF ASSETS PURCHASED AND LIABILITIES ASSUMED

                                                                DECEMBER 31,
                                                                    2001
                                                               --------------
                                                               (IN THOUSANDS)
                                   ASSETS
Accounts receivable from lessees............................     $   1,434
                                                                 ---------
       Total current assets.................................         1,434
Coal lands and mineral rights:
  Coal lands and mineral rights, at cost....................       242,730
  Less accumulated depletion................................      (153,431)
                                                                 ---------
                                                                    89,299
                                                                 ---------
       Total assets.........................................     $  90,733
                                                                 =========

                                 LIABILITIES
Current liabilities:
  Property tax payable......................................     $     771
                                                                 ---------
       Total current liabilities............................           771
Deferred revenue............................................        10,409
                                                                 ---------
       Total liabilities....................................        11,180
                                                                 ---------
       Net assets purchased.................................     $  79,553
                                                                 =========

   The accompanying notes are an integral part of these financial statements

                        ARCH COAL CONTRIBUTED PROPERTIES

              STATEMENT OF REVENUES AND DIRECT COSTS AND EXPENSES

                                                             FOR THE
                                                             PERIOD
                                                            JANUARY 1
                                                             THROUGH     YEAR ENDING    YEAR ENDING
                                                           OCTOBER 16,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                           -----------   ------------   ------------
                                                               (IN THOUSANDS, EXCEPT PRICE DATA)
REVENUES:
  Coal royalties.........................................    $14,768       $18,415        $16,152
  Other royalties........................................      1,349         1,363            907
  Property taxes.........................................      1,179         1,033          1,204
                                                             -------       -------        -------
  Total revenues.........................................     17,296        20,811         18,263
DIRECT COSTS AND EXPENSES:
  Depletion..............................................      4,889         6,382          5,395
  Property taxes.........................................      1,179         1,033          1,204
  Other expense..........................................        528           283             18
                                                             -------       -------        -------
  Total expenses.........................................      6,596         7,698          6,617
                                                             -------       -------        -------
Excess of revenues over direct costs and expenses........    $10,700       $13,113        $11,646
                                                             =======       =======        =======

   The accompanying notes are an integral part of these financial statements

                        ARCH COAL CONTRIBUTED PROPERTIES

                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     Ark Land Company ("Ark Land") is a wholly owned subsidiary of Arch Coal, Inc. ("Arch Coal"). Ark Land owns and manages land and mineral rights primarily located in the Western, Central Appalachian and the Illinois Basins. In conjunction with the formation of Natural Resource Partners L. P. ("NRP"), Ark Land contributed a number of owned land and coal interests on which coal leasing activity occurs ("Contributed Properties") to NRP. Ark Land retained owned land and mineral reserves with no leasing activity as well as other land and mineral reserves controlled through leasing arrangements. The accompanying statements have been prepared on Ark Land's historical cost basis in the Contributed Properties.

     The Contributed Properties was not a legal entity and, except for revenues earned from the properties and certain direct costs and expenses of the properties and assets acquired and liabilities assumed, no separate financial information was maintained. The Contributed Properties did not maintain stand-alone corporate treasury, legal, tax, human resources, general administration and other similar corporate support functions. Corporate general and administrative expenses have not been allocated to the Contributed Properties, nor were they allocated in connection with the preparation of the accompanying statements because there was not sufficient information to develop a reasonable cost allocation. Because the separate and distinct accounts necessary to present a balance sheet and income statements of the Contributed Properties were not maintained for the period from January 1 through October 16, 2002 and for the two years ended December 31, 2001. Statements of Revenues and Direct Costs and Expenses were prepared.

     The accompanying Statements of Revenues and Direct Costs and Expenses and Statement of Assets Purchased and Liabilities Assumed are not intended to be a complete presentation of financial position and the results of operations of the Contributed Properties. The accompanying financial statements have been prepared to comply with the requirements of the Securities and Exchange Commission for inclusion in the annual report on Form 10-K of NRP.

     With respect to cash flows, the Contributed Properties did not maintain cash accounts. Cash receipts and expenditures are maintained by Ark Land. A description of cash flows directly attributable to the Contributed Properties is included in Note 6.

2.  ACCOUNTING POLICIES

 ACCOUNTING ESTIMATES

     Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 COAL PROPERTIES

     Coal properties are carried at cost. Coal properties are depleted on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proven tonnage therein. Depletion occurs either as Arch Coal mines on the property, or as others mine on the property through leasing transactions.

 ASSET IMPAIRMENT

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

                        ARCH COAL CONTRIBUTED PROPERTIES

 REVENUES

     Coal Royalties. Coal royalty revenues are recognized on the basis of tons of coal sold by the Contributed Properties' lessees and the corresponding revenue from those sales. Generally, the coal lessees make payments to the Contributed Properties based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

     Minimum Royalties. Most of the Contributed Properties' lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as coal royalty revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

 PROPERTY TAXES

     Ark Land is responsible for paying property taxes on the properties it owns. The lessees are responsible for reimbursing Ark Land for property taxes on the leased properties. The reimbursement of property taxes is included in revenues in the statement of revenues and direct costs and expenses as property tax.

 NEW ACCOUNTING STANDARDS

     While these financial statements are not intended to be a complete presentation of financial statements prepared in conformity with accounting principles generally accepted in the United States, the following recent accounting pronouncements are included in consideration of potential impacts associated with the accounts included in these financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. The Contributed Properties have adopted SFAS No. 143 effective January 1, 2003 and it did not have a material affect.

3.  RELATED PARTY TRANSACTIONS

     Certain of the Contributed Properties were leased to affiliates of Arch Coal that mine on the properties. Contracted royalty rates from these affiliates ("affiliate royalties") for the period from January 1, 2002 through October 16, 2002 and the two years ended December 31, 2001 were 6.5% of the gross sales price of coal sold from the property using underground mining methods and 7.5% of the gross sales price of coal sold from the property using surface mining methods, which are similar to those that are received from third parties. Affiliate royalties amounted to $7.7 million, $10.5 million and $10.2 million during the period from January 1, 2002 through October 16, 2002 and the two years ended December 31, 2001.

                        ARCH COAL CONTRIBUTED PROPERTIES

4.  MAJOR LESSEES

     The Contributed Properties depended on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed 10% of total revenues, are as follows:

                                  FOR THE PERIOD FROM
                                    JANUARY 1, 2002              YEAR ENDED DECEMBER 31,
                                        THROUGH          ---------------------------------------
                                    OCTOBER 16, 2002            2001                 2000
                                  --------------------   ------------------   ------------------
                                  REVENUES    PERCENT    REVENUES   PERCENT   REVENUES   PERCENT
                                  ---------   --------   --------   -------   --------   -------
                                                      (DOLLARS IN THOUSANDS)
Arch Coal.......................   $7,741       45%      $10,492      50%     $10,191      55%
Lessee A........................    4,093       24%        4,895      23%       2,942      16%

5.  ENVIRONMENTAL COMPLIANCE

     The operations conducted on our property by our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, Ark Land may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of Ark Land's coal leases require the lessee to comply with all applicable laws and regulations, including environmental. The lessees obtain reclamation bonds and substantially all of the leases require the lessee to indemnify the Contributed Properties against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Employees of Ark Land regularly visit the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management of Ark Land believes that Ark Land's lessees will be able to comply with existing regulations and does not expect any material impact on its financial condition or results of operations of the Contributed Properties. Ark Land has neither incurred, nor is aware of, any material environmental charges imposed on it related to the Contributed Properties for the period from January 1, 2002 to October 16, 2002 and the two years ended December 31, 2001.

6.  CASH FLOW

     The Contributed Properties do not maintain cash accounts. Cash receipts and expenditures are maintained by Ark Land. However, the following information is provided to identify direct cash flows generated from the Contributed properties:

                                                                          YEAR ENDED
                                                        PERIOD ENDED     DECEMBER 31,
                                                        OCTOBER 16,    -----------------
                                                            2002        2001      2000
                                                        ------------   -------   -------
CASH FLOWS FROM CONTRIBUTED PROPERTIES
  Excess of revenues over direct costs and expenses...    $10,700      $13,113   $11,646
  Adjustments to reconcile to net cash provided from
     Contributed Properties:
     Depletion........................................      4,889        6,382     5,395
     Write-down of impaired assets....................         --           --        --
  Change in working capital:
     Accounts receivable..............................       (269)         115      (457)
     Property tax payable.............................       (140)        (148)       60
     Deferred royalties...............................          1          374       (43)
                                                          -------      -------   -------
  Direct cash flow from Contributed Properties........    $15,181      $19,836   $16,601
                                                          =======      =======   =======

                        ARCH COAL CONTRIBUTED PROPERTIES

7.  SUBSEQUENT EVENT

     In connection with the formation of Natural Resource Partners, L.P. and the consummation of its initial public offering of limited partnership units, Arch Coal transferred certain coal royalty producing properties that are currently under lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002 at fair market value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 26, 2002, each of Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation dismissed Arthur Andersen LLP as their independent public accountants due to the adverse publicity being experienced by Arthur Andersen LLP and concerns regarding the acceptance of its audits. Ernst & Young LLP was engaged on May 3, 2002 by each of Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation to serve as their independent auditors for the three years ended December 31, 1999, December 31, 2000 and December 31, 2001.

     Arthur Andersen LLP's reports on the financial statements of each of Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the most recent two fiscal years and through April 26, 2002:

     - there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their reports on the financial statements of any of Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership or New Gauley Coal Corporation for such years;

     - there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K; and

     - none of Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of any of Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership or New Gauley Coal Corporation, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

     As a master limited partnership we do not employ any of the people responsible for the management of our properties. Instead, we reimburse our managing general partner, GP Natural Resource Partners LLC, for its services. All directors and officers are elected by our managing general partner. The following table sets forth information concerning the directors and officers of GP Natural Resource Partners LLC. Each officer and director is elected for their respective office or directorship on an semi-annual basis.

                                                                                       FIRST
                                                                                     ELECTED A
                                                                                     OFFICER/
NAME                        AGE   POSITION WITH THE GENERAL PARTNER                  DIRECTOR
----                        ---   ---------------------------------                  ---------
Corbin J. Robertson,
  Jr. ....................  55    Chairman of the Board and Chief Executive Officer    2002(1)
Nick Carter...............  56    President and Chief Operating Officer                2002(1)
Dwight L. Dunlap..........  49    Chief Financial Officer and Treasurer                2002(1)
Kevin F. Wall.............  46    Vice President and Chief Engineer                    2002(1)
Kathy E. Hager............  51    Vice President Investor Relations                    2002(2)
Charles H. Kerr...........  49    Secretary                                            2002(2)
Kenneth Hudson............  48    Controller                                           2002(1)
Robert T. Blakely.........  61    Director                                             2003(3)
David M. Carmichael.......  64    Director                                             2002(2)
Robert B. Karn III........  61    Director                                             2002(2)
Steven F. Leer............  50    Director                                             2002(1)
S. Reed Morian............  58    Director                                             2002(1)
David B. Peugh............  48    Director                                             2002(1)
W. W. Scott, Jr. .........  57    Director                                             2002(1)

---------------

(1) First elected an officer or director during the formation of the Partnership in April 2002.

(2) Elected as an officer or director at the first board meeting of the Partnership's general partner in October 2002.

(3) Elected as a director in January 2003.

     Corbin J. Robertson, Jr. is the Chief Executive Officer and the Chairman of the Board of Directors of GP Natural Resource Partners LLC. Mr. Robertson has served as the Chief Executive Officer and Chairman of the Board of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992 and Quintana Minerals Corporation since 1978 and as Chairman of the Board of Directors of New Gauley Coal Corporation since 1986. Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation are all affiliates of Natural Resource Partners L.P. He also serves as Chairman of the Board of the Baylor College of Medicine and of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, the Texas Medical Center and the World Health and Golf Association.

     Nick Carter is the President and Chief Operating Officer of GP Natural Resource Partners LLC. He has also served as President of the general partner of Western Pocahontas Properties Limited Partnership and New Gauley Coal Corporation since 1990 and as President of the general partner of Great Northern Properties Limited Partnership from 1992 to 1998. Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation are all affiliates of Natural Resource Partners L.P. Prior to 1990, Mr. Carter held various positions with MAPCO Coal Corporation and was engaged in the private practice of law. He is President of the National Council of Coal Lessors, the immediate past Chair of the West Virginia Chamber of Commerce and a board member of the Kentucky Coal Association.

     Dwight L. Dunlap is the Chief Financial Officer and Treasurer of GP Natural Resource Partners LLC. Mr. Dunlap has served as Vice President-Treasurer of Quintana Minerals Corporation and as Chief Financial Officer, Treasurer and Secretary of the general partner of Western Pocahontas Properties Limited Partnership and Great Northern Properties Limited Partnership since 2000. Mr. Dunlap has worked for Quintana Minerals since 1982 and has served as Vice President and Treasurer since 1987. Mr. Dunlap is a Certified Public Accountant with over 25 years of experience in financial management, accounting and reporting including six years of audit experience with a Big Four international public accounting firm.

     Kevin F. Wall is a Vice President and Chief Engineer of GP Natural Resource Partners LLC. Mr. Wall has served as Vice President -- Engineering for the general partner of Western Pocahontas Properties Limited Partnership since 1998 and the general partner of Great Northern Properties Limited Partnership since 1992. He has also served as the Vice President -- Engineering of New Gauley Coal Corporation since 1998. He has performed duties in the land management, planning, project evaluation, acquisition and engineering areas since 1981. He is a Registered Professional Engineer in West Virginia and is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers and of the National Society of Professional Engineers. Mr. Wall also serves on the Board of Directors of Leadership Tri-State and is a past president of the West Virginia Society of Professional Engineers.

     Kathy E. Hager is the Vice President, Investor Relations for GP Natural Resource Partners LLC. Ms. Hager joined the partnership in July 2002. She was the Principal of IR Consulting Associates from 2001 to July 2002 and from 1980 through 2000 held various financial and investor relations positions with Santa Fe Energy Resources, most recently as Vice President -- Public Affairs. She is a Certified Public Accountant. Ms. Hager has served on the local board of directors of the National Investor Relations Institute and has maintained professional affiliations with various energy industry organizations. She has also served on the Executive Committee and as a National Vice President of the Institute of Management Accountants.

     Charles H. Kerr is the Secretary of GP Natural Resource Partners LLC. Mr. Kerr has worked for Quintana Minerals Corporation, an affiliate of the Partnership, where he is currently Vice-President of Land/Legal, since 1983. His responsibilities have included acquisitions and divestitures, land/legal management and administration, strategic planning and contract and agreement negotiation and administration. Prior to joining Quintana, he worked for two independent oil and gas companies.

     Kenneth Hudson is the Controller of GP Natural Resource Partners LLC. He has served as Controller of the general partner of Western Pocahontas Properties Limited Partnership and of New Gauley Coal Corporation since 1988 and of the general partner of Great Northern Properties Limited Partnership since 1992. He was also Controller of Blackhawk Mining Co., Quintana Coal Co. and other related operations from 1985 to 1988. Prior to that time, Mr. Hudson worked in public accounting.

     Robert T. Blakely is a member of the Board of Directors of GP Natural Resource Partners LLC. He currently serves as President of Performance Enhancement Group, a company involved in the acquisition of companies manufacturing high performance and racing automotive engine components. He previously served as Executive Vice President and Chief Financial Officer of Lyondell Chemical from 1999 through 2002, Executive Vice President and Chief Financial Officer of Tenneco, Inc. from 1981 until 1999 as well as a Managing Director at Morgan Stanley. He recently completed a four-year term on the Financial Accounting Standards Advisory Council and currently serves as a trustee of Cornell University, where he serves as Chairman of Cornell's Finance Committee and a member of the Executive Committee of the Board. Mr. Blakely was recently named to the Board of Directors of Lufkin Industries.

     David M. Carmichael is a member of the Board of Directors of GP Natural Resource Partners LLC. He currently is a private investor. Mr. Carmichael is the former Vice Chairman of KN Energy and the former Chairman and Chief Executive Officer of American Oil and Gas Corporation, CARCON Corporation and WellTech, Inc. He has served on the Board of Directors of Tom Brown, Inc. since 1997 and ENSCO International since 2001. He also currently serves as a trustee of the Texas Heart Institute.

     Robert B. Karn III is a member of the Board of Directors of GP Natural Resource Partners LLC. He currently is a consultant and serves on the Board of Directors of various entities. He was the partner in charge of the coal mining practice worldwide for Arthur Andersen from 1981 until his retirement in 1998. He retired as Managing Partner of the St. Louis office's Financial and Economic Consulting Practice. Mr. Karn is a Certified Public Accountant, Certified Fraud Examiner and has served as President of numerous organizations. He also currently serves on the Board of Directors of Peabody Energy.

     Steven F. Leer is a member of the Board of Directors of GP Natural Resource Partners LLC. Mr. Leer has also served as President, Chief Executive Officer and a director of Arch Coal, Inc. since 1992. He is also a Director of the Norfolk Southern Corporation, a past Chairman of the Center for Energy and Economic Development and a past Chairman of the National Coal Council.

     S. Reed Morian is a member of the Board of Directors of GP Natural Resource Partners LLC. Mr. Morian has served as a member of the Board of Directors of the general partner of Western Pocahontas Properties Limited Partnership since 1986, New Gauley Coal Corporation since 1992 and the general partner of Great Northern Properties Limited Partnership since 1992. Mr. Morian has worked for Dixie Chemical Company since 1971 and has served as its Chairman and Chief Executive Officer since 1981. He has also served as Chairman, Chief Executive Officer and President of DX Holding Company since 1989.

     David B. Peugh is a member of the Board of Directors of GP Natural Resource Partners LLC. Mr. Peugh has also served as Vice President -- Business Development of Arch Coal, Inc. since 1995. He is also a director of ZECA Corporation, a company developing an emission-free process of producing electricity from coal.

     W. W. Scott, Jr. is a member of the Board of Directors of GP Natural Resource Partners LLC. Mr. Scott was Executive Vice President and Chief Financial Officer of Quintana Minerals Corporation from 1985 to 1999. He served as Executive Vice President and Chief Financial Officer of the general partner of Western Pocahontas Properties Limited Partnership and New Gauley Coal Corporation from 1986 to 1999. He served as Executive Vice President and Chief Financial Officer of the general partner of Great Northern Properties Limited Partnership from 1992 to 1999. Since 1999, he has continued to serve as a director of the general partner of Western Pocahontas Properties Limited Partnership and Quintana Minerals Corporation.

     The Board of Directors of GP Natural Resource Partners LLC has formed three committees, staffed solely by independent directors, to assist it in its duties as follows:

Audit Committee:
*Robert B. Karn, III -- Chairman
*Robert T. Blakely -- Member
David M. Carmichael -- Member
---------------

* Determined to be Audit Committee Financial Experts pursuant to Item 401 of Regulation S-K.

Compensation, Nominating and Governance Committee:
David M. Carmichael -- Chairman
Robert T. Blakely -- Member
Robert B. Karn, III -- Member

Conflicts Committee:
Robert T. Blakely -- Chairman
Robert B. Karn, III -- Member
David M. Carmichael -- Member

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of their equity securities. These people are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that our officers and directors complied with all filing requirements with respect to transactions in our equity securities during 2002, except that each of Messrs. Carmichael, Leer, Morian, Peugh, Robertson and Scott filed a late Form 4, and Arch Coal filed two late Form 4's.

ITEM 11.  EXECUTIVE COMPENSATION

     We have no executive officers, but we reimburse the general partner for compensation paid to the general partners' executive officers in connection with managing NRP. NRP and its general partner were formed in April 2002, but did conduct any operations until the completion of the initial public offering of common units on October 17, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL COMPENSATION
                                                           ------------------------------
                                                                             OTHER ANNUAL
NAME AND PRINCIPAL POSITION                         YEAR   SALARY   BONUS    COMPENSATION
---------------------------                         ----   ------   ------   ------------
Corbin J. Robertson, Jr., Chairman of the Board
  and CEO.........................................  2002   $  --    $  --       $   --

     Corbin J. Robertson Jr., Chairman of the Board and CEO, did not receive any salary, bonus or other compensation during 2002 that was reimbursed by us to the general partner. We did not reimburse the general partner for any amount in excess of $100,000 for services rendered by any other of our executive officers during 2002.

 COMPENSATION OF DIRECTORS

     Each non-employee director of the general partner receives 10,000 unit options upon election to the board. Additionally, each director receives an annual retainer of $20,000, payable quarterly, plus additional fees of $2,000 annually for being a Committee Chairman and $500 per committee meeting. Each non-employee director also receives $1,000 for attending board meetings in person or $500 for participation in telephonic meetings. Both Stephen F. Leer and David B. Peugh have assigned any compensation they receive as directors of the general partner to Arch Coal, Inc., their employer.

 LONG-TERM INCENTIVE PLAN

     GP Natural Resource Partners LLC has adopted the Natural Resource Partners Long-Term Incentive Plan for employees and directors of GP Natural Resource Partners LLC and its affiliates who perform services for us. The long-term incentive plan consists of two components: restricted units and unit options. The long-term incentive plan currently permits the grant of awards covering a number of common units equal to three percent of the number of common units outstanding immediately following the initial public offering of common units. The plan is administered by the compensation committee of GP Natural Resource Partners LLC's board of directors. Subject to the rules of the exchange upon which the common units are listed at the time, GP Natural Resource Partners LLC's board of directors or the compensation committee may terminate or amend the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. GP Natural Resource Partners LLC's board of directors or the compensation committee also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be granted, subject to the rules of the exchange upon which the common units are listed at that time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.

     Restricted Units. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, its fair market value in cash. The compensation committee may make grants under the plan to employees and directors containing such terms as the compensation committee shall determine. The compensation committee will determine the period over which restricted units granted to employees and directors will vest. The committee may base its determination upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change of control of Natural Resource Partners, our general partner, or GP Natural Resource Partners LLC.

     If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by GP Natural Resource Partners LLC in the open market, common units already owned by GP Natural Resource Partners LLC, common units acquired by GP Natural Resource Partners LLC directly from us, from another affiliate or any other person or entity or any combination of the foregoing. GP Natural Resource Partners LLC will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. We intend the issuance of the common units upon vesting of the restricted units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

     Unit Options. The long-term incentive plan currently permits the grant of options covering common units. The compensation committee may determine to make grants under the plan to employees and directors containing such terms as the committee shall determine consistent with the plan. Unit options will have an exercise price that may not be less than the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the compensation committee. The compensation committee may base its determination upon the achievement of specified financial objectives. In addition, the unit options will become exercisable upon a change in control as described above. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's options will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise. Upon exercise of a unit option, GP Natural Resource Partners LLC will acquire common units in the open market, directly from us, from another affiliate or any other person or entity, or use common units already owned by GP Natural Resource Partners LLC, or any combination of the foregoing. GP Natural Resource Partners LLC will be entitled to reimbursement by us for the difference between the cost incurred in acquiring these common units and the proceeds received from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and GP Natural Resource Partners LLC will pay us the proceeds it received from the optionee upon exercise of the unit option. The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of common unitholders.

 ANNUAL INCENTIVE PLAN

     The general partner also adopted the Natural Resource Partners Annual Incentive Compensation Plan in October 2002. The annual incentive plan is designed to enhance the performance of GP Natural Resource Partners LLC and its affiliates' key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. The board of directors of GP Natural Resource Partners LLC may amend or change the annual incentive plan at any time. We will reimburse GP Natural Resource Partners LLC for payments and costs incurred under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 2003, the amount and percentage of the Partnership units beneficially held by (1) each person known to us to beneficially own 5% or more of the stock, (2) by each of the directors and executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

                                                    PERCENTAGE OF                  PERCENTAGE OF   PERCENTAGE
                                         COMMON        COMMON       SUBORDINATED   SUBORDINATED     OF TOTAL
NAME OF BENEFICIAL OWNER                  UNITS       UNITS(1)         UNITS         UNITS(1)        UNITS
------------------------                ---------   -------------   ------------   -------------   ----------
Corbin J. Robertson, Jr.(2)...........  3,433,473       30.2%        5,440,673         47.9%          39.1%
Western Pocahontas Properties Limited
  Partnership(3)(5)...................  3,158,166       27.8%        5,231,766         46.1%          36.9%
Arch Coal, Inc.(4)(5).................  2,895,670       25.5%        4,796,920         42.3%          33.9%
Ark Land Company(4)(5)................  2,895,670       25.5%        4,796,920         42.3%          33.9%
Great Northern Properties
  Partnership(5)......................    673,715        5.9%        1,116,065          9.8%           7.9%
David M. Carmichael...................      5,000          *                 0            0              *
Robert B. Karn III....................      1,500          *                 0            0              *
Steven R. Leer........................      1,000          *                 0            0              *
S. Reed Morian........................      6,000          *                 0            0              *
David B. Peugh........................      1,000          *                 0            0              *
W. W. Scott, Jr. .....................      5,000          *                 0            0              *
Nick Carter...........................      5,000          *                 0            0              *
Dwight L. Dunlap......................      4,000          *                 0            0              *
Kathy E. Hager........................      4,000          *                 0            0              *
Kevin F. Wall.........................        500          *                 0            0              *
Charles H. Kerr.......................      2,500          *                 0            0              *
Kenneth Hudson........................        500          *                 0            0              *
Directors and Officers as a Group.....  3,469,473       30.6%        5,440,673         47.9%          39.2%

---------------

 * Less than one percent.

(1) Based upon 11,353,658 common units issued and outstanding on March 1, 2003 and 11,353,658 subordinated units issued and outstanding on March 1, 2003. Unless otherwise noted, beneficial ownership is less than 1% of the Partnership's common units and subordinated units.

(2) Mr. Robertson may be deemed to beneficially own the 3,158,166 common units and 5,231,766 subordinated units owned by Western Pocahontas Properties Limited Partnership, and 126,107 common units and 208,907 subordinated units owned by New Gauley Coal Corporation. Also included are 66,300 common units held by William K. Robertson 1992 Management Trust and 66,400 units held by Frances C. Robertson 1992 Management Trust, both of which Mr. Robertson is the trustee, and has voting control, but not direct ownership. Also included are 16,400 common units held by Barbara Robertson, Mr. Robertson's spouse.

(3) These units may be deemed to be beneficially owned by Mr. Robertson.

(4) Arch Coal, Inc. is the parent company of Ark Land Company and may be deemed to beneficially own the units held by Ark Land Company.

(5) The address of Western Pocahontas Properties Limited Partnership and Great Northern Properties Limited Partnership is 601 Jefferson Street, Suite 3600, Houston, Texas 77002. The address of Arch Coal, Inc. and Ark Land Company is One City Place Drive Suite 300, St. Louis, Missouri 63141.

     For information relating to the securities authorized for issuance under equity compensation plans, please see Item 5, "Market for Registrant's Common Units and Related Unitholder Matters."

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                 NUMBER OF SECURITIES
                                                          WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                               NUMBER OF SECURITIES       EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                            TO BE ISSUED UPON EXERCISE       OUTSTANDING       EQUITY COMPENSATION PLANS
                             OF OUTSTANDING OPTIONS,          OPTIONS,           (EXCLUDING SECURITIES
                               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS   REFLECTED IN COLUMN (A))
PLAN CATEGORY                          (A)                       (B)                      (C)
-------------               --------------------------   -------------------   -------------------------
Equity compensation plans
  approved by security
  holders (LTIP)..........            60,000                   $19.50                   280,610
Equity compensation plans
  not approved by security
  holders.................                --                       --                        --
                                      ------                   ------                   -------
          Total...........            60,000                   $19.50                   280,610
                                      ======                   ======                   =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DISTRIBUTIONS AND PAYMENTS TO THE GENERAL PARTNER AND ITS AFFILIATES

     The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Natural Resource Partners. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

FORMATION STAGE
The consideration received by
our general partner and its
affiliates for the
contribution of the assets and
liabilities to us.............   - 6,853,658 common units;

                                 - 11,353,658 subordinated units;

                                 - 2% general partner interest in Natural
                                   Resource Partners;

                                 - the incentive distribution rights; and

                                 - the assumption of $46.5 million of
                                   indebtedness of the WPP Group.

OPERATIONAL STAGE

Distributions of available
cash to our general partner
and its affiliates............   We will generally make cash distributions 98%
                                 to the unitholders, including affiliates of our general partner, as holders of all of the subordinated units, and 2% to the general partner. In addition, if distributions exceed the target distribution levels, the holders of the incentive distribution rights, including our general partner, will be entitled to increasing percentages of the distributions, up to an aggregate of 48% of the distributions above the highest target level.

                                 Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $1.0 million on its 2% general partner interest and our affiliates would receive distributions of approximately $15.0 million on their common units and $24.0 million on their subordinated units.

Payments to our general
partner and its affiliates....   Our general partner and its affiliates will not
                                 receive any management fee or other
                                 compensation for the management of our
                                 partnership. Our general partner and its affiliates will be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has the sole discretion in determining the amount of these expenses.

Withdrawal or removal of our
general partner...............   If our general partner withdraws or is removed,
                                 its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
                                 See "The Partnership Agreement -- Withdrawal or
                                 Removal of the General Partner."

LIQUIDATION STAGE

Liquidation...................   Upon our liquidation, the partners, including
                                 our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

AGREEMENTS GOVERNING THE TRANSACTIONS

     We and other related parties have entered into the various documents and agreements that will effect the transactions, including the vesting of assets in, and the assumption of liabilities by, our subsidiaries, and the application of the proceeds of this offering. These agreements will not be the result of arm's-length negotiations, and we cannot assure you that they, or that any of the transactions which they provide for, will be effected on terms at least as favorable to the parties to these agreements as they could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, will be paid from the proceeds of this offering.

OMNIBUS AGREEMENT

 NON-COMPETITION PROVISIONS

     As part of the omnibus agreement entered into among the Partnership, our general partner, the WPP Group, Arch Coal, Ark Land Company and Robertson Coal Management LLC concurrently with the closing of the offering, the WPP Group, any entity controlled by Corbin J. Robertson, Jr. and Arch Coal, which we refer to in this section as the GP affiliates, each agreed that neither they nor their affiliates will, directly or indirectly, engage or invest in entities that engage in the following activities (each, a "restricted business") in the specific circumstances described below:

     - the entering into or holding of leases with a party other than an affiliate of the GP affiliate for any GP affiliate-owned fee coal reserves within the United States; and

     - the entering into or holding of subleases with a party other than an affiliate of the GP affiliate for coal reserves within the United States controlled by a paid-up lease owned by any GP affiliate or its affiliate.

     "Affiliate" means, with respect to any GP affiliate or, any other entity in which such GP affiliate owns, through one or more intermediaries, 50% or more of the then outstanding voting securities or other ownership interests of such entity. Except as described below, the WPP Group, Arch Coal and their respective controlled affiliates will not be prohibited from engaging in activities in which they compete directly with us. Please see "Risk Factors -- The WPP Group and Arch Coal may engage in substantial competition with us."

     A GP affiliate may, directly or indirectly, engage in a restricted business if:

     - the GP affiliate was engaged in the restricted business at the closing of the offering; provided that if the fair market value of the asset or group of related assets of the restricted business subsequently exceeds $10 million, the GP affiliate must offer the restricted business to Natural Resource Partners under the offer procedures described below.

     - the asset or group of related assets of the restricted business have a fair market value of $10 million or less; provided that if the fair market value of the assets of the restricted business subsequently exceeds $10 million, the GP affiliate must offer the restricted business to Natural Resource Partners under the offer procedures described below.

     - the asset or group of related assets of the restricted business have a fair market value of more than $10 million and the general partner (with the approval of the conflicts committee) has elected not to cause Natural Resource Partners to purchase these assets under the procedures described below.

     - its ownership in the restricted business consists solely of a noncontrolling equity interest.

     For purposes of this paragraph, "fair market value" means the fair market value as determined in good faith by the relevant GP affiliate.

     The total fair market value in the good faith opinion of the WPP Group of all restricted businesses engaged in by the WPP Group, other than those engaged in by the WPP Group at closing of the offering, may not exceed $75 million. For purposes of this restriction, the fair market value of any entity engaging in a restricted business purchased by the WPP Group will be determined based on the fair market value of the entity as a whole, without regard for any lesser ownership interest to be acquired. Arch Coal is not subject to a similar restriction on the total fair market value of restricted businesses it may own.

     If the WPP Group desires to acquire a restricted business or an entity that engages in a restricted business with a fair market value in excess of $10 million and the restricted business constitutes greater than 50% of the value of the business to be acquired, then the WPP Group must first offer Natural Resource Partners the opportunity to purchase the restricted business. If (1) Arch Coal desires to acquire a restricted business or an entity that engages in a restricted business with a fair market value in excess of $10 million or (2) the WPP Group desires to acquire a restricted business or an entity that engages in a restricted business with a value in excess of $10 million and the restricted business constitutes 50% or less of the value of the business to be acquired, then the GP affiliate may purchase the restricted business first and then offer Natural Resource Partners the opportunity to purchase the restricted business within six months of acquisition. For purposes of this paragraph, "restricted business" excludes a general partner interest or managing member interest, which is addressed in a separate restriction summarized below. For purposes of this paragraph only, "fair market value" means the fair market value as determined in good faith by the relevant GP affiliate.

     If Natural Resource Partners wants to purchase the restricted business and the GP affiliate and the general partner, with the approval of the conflicts committee, agree on the fair market value and other terms of the offer within 60 days after the general partner receives the offer from the GP affiliate, Natural Resource Partners will purchase the restricted business as soon as commercially practicable. If the GP affiliate and the general partner, with the approval of the conflicts committee, are unable to agree in good faith on the fair market value and other terms of the offer within 60 days after the general partner receives the offer, then the GP affiliate may sell the restricted business to a third party within two years for no less than the purchase price and on terms no less favorable to the GP affiliate than last offered by Natural Resource Partners. During this two-year period, the GP affiliate may operate the restricted business in competition with Natural Resource Partners, subject to the restriction on total fair market value of restricted businesses owned in the case of the WPP Group.

     If, at the end of the two year period, the restricted business has not been sold to a third party and the restricted business retains a value, in the good faith opinion of the relevant GP affiliate, in excess of $10 million, then the GP affiliate must reoffer the restricted business to the general partner. If the GP affiliate and the general partner, with the approval of the conflicts committee, agree on the fair market value and other terms of the offer within 60 days after the general partner receives the second offer from the GP affiliate, Natural Resource Partners will purchase the restricted business as soon as commercially practicable. If the GP Affiliate and the general partner, with the concurrence of the conflicts committee, again fail to agree after negotiation in good faith on the fair market value of the restricted business, then the GP affiliate will be under no further obligation to Natural Resource Partners with respect to the restricted business, subject to the restriction on total fair market value of restricted businesses owned in the case of the WPP Group.

     In addition, if during the two year period described above, a change occurs in the restricted business that, in the good faith opinion of the GP affiliate, affects the fair market value of the restricted business by more than 10 percent and the fair market value of the restricted business remains, in the good faith opinion of the relevant GP affiliate, in excess of $10 million, the GP affiliate will be obligated to reoffer the restricted business to the general partner at the new fair market value, and the offer procedures described above will recommence.

     If the restricted business to be acquired is in the form of a general partner interest in a publicly-held partnership or a managing member interest in a publicly-held limited liability company, the WPP Group may not acquire such restricted business even if we decline to purchase the restricted business. If the restricted business to be acquired is in the form of a general partner interest in a non publicly-held partnership or a managing member of a non-publicly-held limited liability company, the WPP Group may acquire such restricted business subject to the restriction on total fair market value of restricted businesses owned and the offer procedures described above. If the restricted business to be acquired is in the form of a general partner interest in a partnership or a managing member interest in a limited liability company, Arch Coal may acquire such restricted business as part of a larger transaction so long as (1) it sells the interest to us or a third party within six months of the acquisition or (2) the general partner, with the approval of the conflicts committee, agrees that the restricted business will be subject to the offer procedures described in the preceding paragraphs without reference again to this paragraph. If, following the six month period, Arch Coal has made a good faith, reasonable attempt to divest the interest, but is unable to do so and Arch has not received an extension from our conflicts committee or has not offered us the opportunity to buy its competing interest, Arch Coal may opt to either (1) have its designated directors immediately resign from the board of directors of our general partner, in which case Arch Coal may continue to own and operate the competing business but will continue to relinquish its rights to designate directors of our general partner until such time as it divests the competing business, or (2) hire an independent investment banking firm to determine the fair market value of the competing business. If Arch Coal elects to obtain an independent valuation of its competing business, then:

     - if Arch Coal and our general partner (with the concurrence of the conflicts committee) agree upon the price of the competing business, our partnership will purchase the competing business;

     - if Arch Coal seeks to sell the competing business to our partnership at the price determined by the investment banking firm and our general partner (with the concurrence of the conflicts committee) declines to purchase the competing business, Arch Coal will be free to continue to own and operate the competing business;

     - if Arch Coal does not wish to sell the competing business to our partnership at the price determined by the investment banking firm and our general partner (with the concurrence of the conflicts committee) seeks to purchase the competing business at such price, then Arch Coal's designated directors must immediately resign from the board of directors of our general partner, in which case Arch Coal may continue to own and operate the competing business. Arch Coal will continue to relinquish its rights to designate directors of our general partner until it divests the competing business.

 INDEMNIFICATION

     Under the omnibus agreement, the WPP Group and Arch Coal, jointly and severally, will indemnify us for (1) three years after the closing of the initial public offering against environmental liabilities associated with the properties contributed to us and occurring before the closing date of the initial public offering and (2) all tax liabilities attributable to the ownership or operation of the partnership assets prior to the closing of the initial public offering. The environmental indemnity will be limited to a maximum amount of $10.0 mil-lion. Liabilities resulting from a change in law after the closing of the offering are excluded from the environmental indemnity.

     The omnibus agreement may be amended at any time by the general partner, with the concurrence of the conflicts committee. The respective obligations of the WPP Group and Arch Coal under the omnibus agreement terminate when the WPP Group and its affiliates, or Arch Coal and its affiliates, as the case may be, cease to participate in the control of the general partner.

     For information relating to our leases with Ark Land Company, please see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Related Party Transactions."

CONFLICTS OF INTEREST

     Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including the WPP Group and Arch Coal) on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of GP Natural Resource Partners LLC have fiduciary duties to manage GP Natural Resource Partners LLC and our general partner in a manner beneficial to its owners. At the same time, our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders.

     Whenever a conflict arises between our general partner or its affiliates, on the one hand, and our partnership or any other partner, on the other, our general partner will resolve that conflict. Our general partner may, but is not required to, seek the approval of the conflicts committee of the board of directors of our general partner of such resolution. The partnership agreement contains provisions that allow our general partner to take into account the interests of other parties in addition to our interests when resolving conflicts of interest. In effect, these provisions limit our general partner's fiduciary duties to our unitholders. The partnership agreement also restricts the remedies available to unitholders for actions taken by our general partner that might, without those limitations, constitute breaches of fiduciary duty.

     Our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our unitholders if the resolution of the conflict is considered to be fair and reasonable to us. Any resolution is considered to be fair and reasonable to us if that resolution is:

     - approved by the conflicts committee, although our general partner is not obligated to seek such approval and our general partner may adopt a resolution or course of action that has not received approval;

     - on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

     - fair to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us.

     In resolving a conflict, our general partner, including its conflicts committee, may, unless the resolution is specifically provided for in the partnership agreement, consider:

     - the relative interests of any party to such conflict and the benefits and burdens relating to such interest;

     - any customary or accepted industry practices or historical dealings with a particular person or entity;

     - generally accepted accounting practices or principles; and

     - such additional factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

     Conflicts of interest could arise in the situations described below, among others.

 ACTIONS TAKEN BY OUR GENERAL PARTNER MAY AFFECT THE AMOUNT OF CASH AVAILABLE FOR DISTRIBUTION TO UNITHOLDERS OR ACCELERATE THE RIGHT TO CONVERT SUBORDINATED UNITS.

     The amount of cash that is available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:

     - amount and timing of asset purchases and sales;

     - cash expenditures;

     - borrowings;

     - the issuance of additional units; and

     - the creation, reduction or increase of reserves in any quarter.

     In addition, borrowings by us and our affiliates do not constitute a breach of any duty owed by our general partner to the unitholders, including borrowings that have the purpose or effect of:

     - enabling our general partner to receive distributions on any subordinated units held by our general partner or the incentive distribution rights; or

     - hastening the expiration of the subordination period.

     For example, in the event we have not generated sufficient cash from our operations to pay the minimum quarterly distribution on our common units and subordinated units, our partnership agreement permits us to borrow funds which may enable us to make this distribution on all outstanding units.

     The partnership agreement provides that we and our subsidiaries may borrow funds from our general partner and its affiliates. Our general partner and its affiliates may not borrow funds from us or our subsidiaries.

 WE DO NOT HAVE ANY OFFICERS OR EMPLOYEES AND RELY SOLELY ON OFFICERS AND EMPLOYEES OF GP NATURAL RESOURCE PARTNERS LLC AND ITS AFFILIATES.

     We do not have any officers or employees and rely solely on officers and employees of GP Natural Resource Partners LLC, its affiliates and the employees of our subsidiaries. Affiliates of GP Natural Resource Partners LLC conduct businesses and activities of their own in which we have no economic interest. If these separate activities are significantly greater than our activities, there could be material competition for the time and effort of the officers and employees who provide services to our general partner. The officers of GP Natural Resource Partners LLC are not required to work full time on our affairs. These officers devote significant time to the affairs of the WPP Group or its affiliates and are compensated by these affiliates for the services rendered to them.

 WE REIMBURSE OUR GENERAL PARTNER AND ITS AFFILIATES FOR EXPENSES.

     We reimburse our general partner and its affiliates for costs incurred in managing and operating us, including costs incurred in rendering corporate staff and support services to us. The partnership agreement provides that our general partner determines the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.

 OUR GENERAL PARTNER INTENDS TO LIMIT ITS LIABILITY REGARDING OUR OBLIGATIONS.

     Our general partner intends to limit its liability under contractual arrangements so that the other party has recourse only to our assets, and not against our general partner or its assets. The partnership agreement provides that any action taken by our general partner to limit its liability or our liability is not a breach of our general partner's fiduciary duties, even if we could have obtained more favorable terms without the limitation on liability.

 COMMON UNITHOLDERS HAVE NO RIGHT TO ENFORCE OBLIGATIONS OF OUR GENERAL PARTNER AND ITS AFFILIATES UNDER AGREEMENTS WITH US.

     Any agreements between us on the one hand, and our general partner and its affiliates, on the other, do not grant to the unitholders, separate and apart from us, the right to enforce the obligations of our general partner and its affiliates in our favor.

 CONTRACTS BETWEEN US, ON THE ONE HAND, AND OUR GENERAL PARTNER AND ITS AFFILIATES, ON THE OTHER, ARE NOT BE THE RESULT OF ARM'S-LENGTH NEGOTIATIONS.

     The partnership agreement allows our general partner to pay itself or its affiliates for any services rendered to us, provided these services are rendered on terms that are fair and reasonable. Our general partner may also enter into additional contractual arrangements with any of its affiliates on our behalf. Neither the partnership agreement nor any of the other agreements, contracts and arrangements between us, on the one hand, and our general partner and its affiliates, on the other, are the result of arm's-length negotiations.

     All of these transactions entered into after our initial public offering are on terms that are fair and reasonable to us.

     Our general partner and its affiliates have no obligation to permit us to use any facilities or assets of our general partner and its affiliates, except as may be provided in contracts entered into specifically dealing with that use. There is no obligation of our general partner or its affiliates to enter into any contracts of this kind.

 COMMON UNITS ARE SUBJECT TO OUR GENERAL PARTNER'S LIMITED CALL RIGHT.

     Our general partner may exercise its right to call and purchase common units as provided in the partnership agreement or assign this right to one of its affiliates or to us. Our general partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right. As a result, a common unitholder may have his common units purchased from him at an undesirable time or price. If we do not issue any equity securities prior to the expiration of the subordination period, upon the conversion of subordinated units into common units at the end of the subordination period, our general partner and its affiliates will own 80.2% of our outstanding common units and will be able to exercise this call right.

 WE MAY NOT CHOOSE TO RETAIN SEPARATE COUNSEL FOR OURSELVES OR FOR THE HOLDERS OF COMMON UNITS.

     The attorneys, independent auditors and others who have performed services for us in the past were retained by our general partner, its affiliates and us and have continued to be retained by our general partner, its affiliates and us. Attorneys, independent auditors and others who perform services for us are selected by our general partner or the conflicts committee and may also perform services for our general partner and its affiliates. We may retain separate counsel for ourselves or the holders of common units in the event of a conflict of interest arising between our general partner and its affiliates, on the one hand, and us or the holders of common units, on the other, depending on the nature of the conflict. We do not intend to do so in most cases. Delaware case law has not definitively established the limits on the ability of a partnership agreement to restrict such fiduciary duties.

 OUR GENERAL PARTNER'S AFFILIATES MAY COMPETE WITH US.

     The partnership agreement provides that our general partner is restricted from engaging in any business activities other than those incidental to its ownership of interests in us. Except as provided in our partnership agreement and in the omnibus agreement, affiliates of our general partner will not be prohibited from engaging in activities in which they compete directly with us. Please read "Omnibus Agreement."

MISCELLANEOUS

     Corbin J. Robertson III, the son of our managing general partner's Chief Executive Officer, Corbin J. Robertson, Jr., is an employee of Quintana Minerals Corporation, which performs services for us from time to time. Subsequent to year-end, Quintana Minerals Corporation was reimbursed in the amount of $5,000 as a bonus for services performed by Corbin J. Robertson III during 2002.

ITEM 14. CONTROLS AND PROCEDURES

     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act) within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Office and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

     In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the last date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) AND (2) FINANCIAL STATEMENTS AND SCHEDULES

     Please See Item 8, "Financial Statements and Supplementary Data"

     (A)(3) EXHIBITS

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1       --  Certificate of Limited Partnership of Natural Resource
                Partners L.P. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.2*      --  First Amended and Restated Agreement of Limited Partnership
                of Natural Resource Partners L.P., dated as of October 17,
                2002.
  3.3       --  Certificate of Formation of NRP (Operating) LLC
                (incorporated by reference to Exhibit 3.3 of the
                Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.4*      --  Amended and Restated Limited Liability Company Agreement of
                NRP (Operating) LLC, dated as of October 17, 2002.
  3.5       --  Certificate of Limited Partnership of NRP (GP) LP
                (incorporated by reference to Exhibit 3.5 of the
                Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.6*      --  First Amended and Restated Agreement of Limited Partnership
                of NRP (GP) LP, dated as of October 17, 2002.
  3.7       --  Certificate of Formation of GP Natural Resource Partners LLC
                (incorporated by reference to Exhibit 3.1 of the
                Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.8*      --  Second Amended and Restated Limited Liability Company
                Agreement of GP Natural Resource Partners LLC, dated as of
                October 17, 2002.
 10.1*      --  Credit Agreement, dated as of October 10, 2002, and
                effective as of October 17, 2002, by and among NRP
                (Operating) LLC, as Borrower, PNC Bank, National
                Association, as Administrative Agent, the Banks and Natural
                Resource Partners L.P., WPP LLC, GNP LLC, NNG LLC and ACIN
                LLC, as Guarantors.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.2*      --  Contribution, Conveyance and Assumption Agreement by and
                among Western Pocahontas Properties Limited Partnership,
                Great Northern Properties Limited Partnership, New Gauley
                Coal Corporation, Ark Land Company, WPP LLC, GNP LLC, NNG
                LLC, ACIN LLC, Robertson Coal Management LLC, NRP
                (Operating) LLC, GP Natural Resource Partners LLC, NRP (GP)
                LP and Natural Resource Partners L.P., dated as of October
                17, 2002.
 10.3*      --  Natural Resource Partners Long-Term Incentive Plan
 10.4*      --  Natural Resource Partners Annual Incentive Plan
 10.5*      --  Omnibus Agreement dated October 17, 2002, by and among Arch
                Coal, Inc., Ark Land Company, Western Pocahontas Properties
                Limited Partnership, Great Northern Properties Limited
                Partnership, New Gauley Coal Corporation, Robertson Coal
                Management LLC, GP Natural Resource Partners LLC, NRP (GP)
                LP, Natural Resource Partners L.P. and NRP (Operating) LLC.
 10.6*      --  Royalty Pass-Through Agreement and Guaranty dated as of
                October 17, 2002 among Arch Coal, Inc., Ark Land Company and
                ACIN LLC.
 10.7       --  Form of Coal Mining Lease between Ark Land Company and ACIN
                LLC (incorporated by reference to Exhibit 10.6 of the
                Registration Statement on Form S-1 filed September 9, 2002,
                File No. 333-86582)
 10.8*      --  Purchase and Sale Agreement dated November 6, 2002, by and among El Paso CGP Company, Coastal Coal Company, LLC,
                Coastal Coal --West Virginia LLC, ANR Western Coal Develop-
                ment Company and CSTL LLC
 10.9*      --  First Amendment to Purchase and Sale Agreement, dated
                December 4, 2002.
 10.10*     --  Lease Amendment No. 1 to Coal Mining Lease dated November
                20, 2002 between ACIN LLC and Ark Land Company.
 21.1*      --  List of subsidiaries of Natural Resource Partners L.P.
 99.1*      --  Audited balance sheets of NRP (GP) LP
 99.2*      --  Section 1350 certifications

---------------

* Filed herewith

     (B) REPORTS ON FORM 8-K

     1. A Current Report on Form 8-K (Items 5 and 7) was filed on October 22, 2002, in connection with NRP's appointment of two independent directors.

     2. A Current Report on Form 8-K (Items 5 and 7) was filed on November 7, 2002, in connection with NRP's agreement to buy coal reserves from subsidiaries of El Paso Corporation.

     3. A Current Report on Form 8-K (Item 9) was filed on November 27, 2002, relating to NRP's third quarter pro forma earnings and fourth quarter guidance.

     4. A Current Report on Form 8-K (Items 5 and 7) was filed on December 5, 2002, in connection with the completion of NRP's acquisition of coal reserves from subsidiaries of El Paso Corporation.

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

                                          NATURAL RESOURCE PARTNERS L.P.
                                          By: NRP (GP) LP, its general partner
                                          By: GP NATURAL RESOURCE
                                            PARTNERS LLC, its general partner

                                          By:        /s/ NICK CARTER
                                            ------------------------------------
                                                        Nick Carter
                                               President and Chief Operating
                                                           Officer
Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on or behalf and in the capacities and on the dates indicated.

Date: March 28, 2003

                                          By: /s/ CORBIN J. ROBERTSON, JR.
                                            ------------------------------------
                                                  Corbin J. Robertson, Jr.
                                              Chairman of the Board and Chief
                                                      Executive Officer
                                               (Principal Executive Officer)

Date: March 28, 2003

                                          By:     /s/ DWIGHT L. DUNLAP
                                            ------------------------------------
                                                      Dwight L. Dunlap
                                                Chief Financial Officer and
                                                          Treasurer
                                               (Principal Financial Officer)

Date: March 28, 2003

                                          By:      /s/ KENNETH HUDSON
                                            ------------------------------------
                                                       Kenneth Hudson
                                                         Controller
                                               (Principal Accounting Officer)

Date: March 28, 2003

                                          By:     /s/ ROBERT T. BLAKELY
                                            ------------------------------------
                                                     Robert T. Blakely
                                                          Director

Date: March 28, 2003

                                          By:    /s/ DAVID M. CARMICHAEL
                                            ------------------------------------
                                                    David M. Carmichael
                                                          Director

Date: March 28, 2003

                                          By:     /s/ ROBERT B. KARN III
                                              ----------------------------------
                                                     Robert B. Karn III
                                                          Director

Date: March 28, 2003

                                          By:      /s/ STEVEN F. LEER
                                            ------------------------------------
                                                       Steven F. Leer
                                                          Director

Date: March 28, 2003

                                          By:      /s/ S. REED MORIAN
                                            ------------------------------------
                                                       S. Reed Morian
                                                          Director

Date: March 28, 2003

                                          By:      /s/ DAVID B. PEUGH
                                            ------------------------------------
                                                       David B. Peugh
                                                          Director

Date: March 28, 2003

                                          By:     /s/ W. W. SCOTT, JR.
                                            ------------------------------------
                                                      W. W. Scott, Jr.
                                                          Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

     I, Corbin J. Robertson, Jr., certify that:

          1) I have reviewed this annual report on Form 10-K of Natural Resource Partners L.P.

          2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ CORBIN J. ROBERTSON
                                            ------------------------------------
                                            Corbin J. Robertson, Jr.
                                            Chief Executive Officer and
                                            Chairman of the Board

Date: March 28, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

     I, Dwight L. Dunlap, certify that:

          1) I have reviewed this annual report on Form 10-K of Natural Resource Partners L.P.

          2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By: /s/ DWIGHT L. DUNLAP
                                            ------------------------------------
                                            Dwight L. Dunlap
                                            Chief Financial Officer and
                                              Treasurer

Date: March 28, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  3.1       --  Certificate of Limited Partnership of Natural Resource
                Partners L.P. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.2*      --  First Amended and Restated Agreement of Limited Partnership
                of Natural Resource Partners L.P., dated as of October 17,
                2002.
  3.3       --  Certificate of Formation of NRP (Operating) LLC
                (incorporated by reference to Exhibit 3.3 of the
                Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.4*      --  Amended and Restated Limited Liability Company Agreement of
                NRP (Operating) LLC, dated as of October 17, 2002.
  3.5       --  Certificate of Limited Partnership of NRP (GP) LP
                (incorporated by reference to Exhibit 3.5 of the
                Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.6*      --  First Amended and Restated Agreement of Limited Partnership
                of NRP (GP) LP, dated as of October 17, 2002.
  3.7       --  Certificate of Formation of GP Natural Resource Partners LLC
                (incorporated by reference to Exhibit 3.1 of the
                Registration Statement on Form S-1 filed April 19, 2002,
                File No. 333-86582)
  3.8*      --  Second Amended and Restated Limited Liability Company
                Agreement of GP Natural Resource Partners LLC, dated as of
                October 17, 2002.
 10.1*      --  Credit Agreement, dated as of October 10, 2002, and
                effective as of October 17, 2002, by and among NRP
                (Operating) LLC, as Borrower, PNC Bank, National
                Association, as Administrative Agent, the Banks and Natural
                Resource Partners L.P., WPP LLC, GNP LLC, NNG LLC and ACIN
                LLC, as Guarantors.
 10.2*      --  Contribution, Conveyance and Assumption Agreement by and
                among Western Pocahontas Properties Limited Partnership,
                Great Northern Properties Limited Partnership, New Gauley
                Coal Corporation, Ark Land Company, WPP LLC, GNP LLC, NNG
                LLC, ACIN LLC, Robertson Coal Management LLC, NRP
                (Operating) LLC, GP Natural Resource Partners LLC, NRP (GP)
                LP and Natural Resource Partners L.P., dated as of October
                17, 2002.
 10.3*      --  Natural Resource Partners Long-Term Incentive Plan
 10.4*      --  Natural Resource Partners Annual Incentive Plan
 10.5*      --  Omnibus Agreement dated October 17, 2002, by and among Arch
                Coal, Inc., Ark Land Company, Western Pocahontas Properties
                Limited Partnership, Great Northern Properties Limited
                Partnership, New Gauley Coal Corporation, Robertson Coal
                Management LLC, GP Natural Resource Partners LLC, NRP (GP)
                LP, Natural Resource Partners L.P. and NRP (Operating) LLC.
 10.6*      --  Royalty Pass-Through Agreement and Guaranty dated as of
                October 17, 2002 among Arch Coal, Inc., Ark Land Company and
                ACIN LLC.
 10.7       --  Form of Coal Mining Lease between Ark Land Company and ACIN
                LLC (incorporated by reference to Exhibit 10.6 of the
                Registration Statement on Form S-1 filed September 9, 2002,
                File No. 333-86582)
 10.8*      --  Purchase and Sale Agreement dated November 6, 2002, by and among El Paso CGP Company, Coastal Coal Company, LLC,
                Coastal Coal -- West Virginia LLC, ANR Western Coal
                Development Company and CSTL LLC
 10.9*      --  First Amendment to Purchase and Sale Agreement, dated
                December 4, 2002.
 10.10*     --  Lease Amendment No. 1 to Coal Mining Lease dated November
                20, 2002 between ACIN LLC and Ark Land Company.
 21.1*      --  List of subsidiaries of Natural Resource Partners L.P.
 99.1*      --  Audited balance sheets of NRP (GP) LP
 99.2*      --  Section 1350 certifications

---------------

* Filed herewith