Form 10-Q
period 2003-03-31
NATURAL RESOURCE PARTNERS LP
filed 2003-05-15
CIK 1171486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At May 14, 2003, there were outstanding 11,353,658 Common Units and 11,353,658 Subordinated Units.

                                TABLE OF CONTENTS

                                                                                                               PAGE
          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS Natural Resource Partners L.P.:
             Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002.......................       3
             Consolidated Statement of Income For the Three Months Ended March 31, 2003..................       4
             Consolidated Statement of Cash Flows For the Three Months Ended March 31, 2003..............       5
             Notes to Consolidated Financial Statements..................................................       6
          Western Pocahontas Properties Limited Partnership:
             Statement of Income For the Three Months Ended March 31, 2002...............................      11
             Statement of Cash Flows For the Three Months Ended March 31, 2002...........................      12
             Notes to Financial Statements...............................................................      13
          Great Northern Properties Limited Partnership:
              Statement of Income For the Three Months Ended March 31, 2002..............................      14
              Statement of Cash Flows For the Three Months Ended March 31, 2002 .........................      15
              Notes to Financial Statements..............................................................      16
           New Gauley Coal Corporation:
              Statement of Income For the Three Months Ended March 31, 2002..............................      17
              Statement of Cash Flows For the Three Months Ended March 31, 2002..........................      18
              Notes to Financial Statements..............................................................      19
          Arch Coal Contributed Properties:
              Statement of Revenues and Direct Costs and Expenses - Three Months Ended March 31, 2002          20
              Notes to Financial Statements..............................................................      21
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION  AND RESULTS OF OPERATIONS
               Introduction..............................................................................      22
               Results of Operations:
               Natural Resource Partners L.P.............................................................      25
               Western Pocahontas Properties Limited Partnership.........................................      28
               Great Northern Properties Limited Partnership.............................................      30
               New Gauley Coal Corporation...............................................................      31
               Arch Coal Contributed Properties..........................................................      32
               Related Party Transactions................................................................      32
               Liquidity and Capital Resources...........................................................      33
               Contractual Obligations and Commercial Commitments........................................      34
          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK............................................................................      36
          ITEM 4. CONTROLS AND PROCEDURES................................................................      38
          PART II. OTHER INFORMATION
          ITEM 1. LEGAL PROCEEDINGS......................................................................      39
          ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................      39
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................      39
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS.........................................................................      39
          ITEM 5. OTHER INFORMATION......................................................................      39
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................      39
          SIGNATURES.....................................................................................      40
          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER...................................................      41
          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER...................................................      42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                         NATURAL RESOURCE PARTNERS L. P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                MARCH 31,    DECEMBER 31,
                                                                  2003           2002
                                                              -----------    ------------
                                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents................................. $    12,959    $      7,753
   Accounts receivable.......................................       6,836           7,593
   Accounts receivable - affiliate...........................         114           1,450
   Other                                                              348             511
                                                              -----------    ------------
      Total current assets...................................      20,257          17,307
Property and equipment, at cost..............................     445,283         433,430
    Less accumulated depreciation and depletion..............     (64,938)        (59,243)
                                                              -----------    ------------
    Net property and equipment...............................     380,345         374,187
Loan financing costs, net....................................       1,115           1,225
                                                              -----------    ------------
         Total assets........................................ $   401,717    $    392,719
                                                              ===========    ============



                            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable........................................ $       224    $        735
     Accounts payable - affiliate............................         222             667
     Incentive plans - current portion.......................         185              --
     Property and franchise taxes payable....................       1,411           1,731
     Accrued interest........................................         145             200
                                                              -----------    ------------

          Total current liabilities .........................       2,187           3,333
Deferred revenue.............................................      13,673          13,252
Long-term incentive plans....................................          61              --
Long-term debt  .............................................      69,000          57,500
Partners' capital:
      Common units (11,353,658 units outstanding) ...........     147,746         148,646
     Subordinated units (11,353,658 units outstanding).......     162,421         163,322
     General partners' interest..............................       6,629           6,666
                                                              -----------    ------------
          Total partners' capital............................     316,796         318,634
                                                              -----------    ------------
          Total liabilities and partners' capital............ $   401,717    $    392,719
                                                              ===========    ============


   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                        CONSOLIDATED STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2003
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)


REVENUES:
   Coal royalties.............................................    $    15,409
   Property taxes.............................................            888
   Minimums recognized as revenue.............................            804
   Override royalties.........................................            461
   Other  ....................................................            508
                                                                   ----------
        Total revenues........................................         18,070
OPERATING COSTS AND EXPENSES:
   Depletion and amortization.................................          5,804
   General and administrative.................................          2,176
   Taxes other than income  ..................................          1,160
   Override payments..........................................            388
   Coal royalty payments......................................            150
                                                                  -----------
        Total operating costs and expenses....................          9,678
                                                                  -----------
INCOME FROM OPERATIONS                                                  8,392
OTHER INCOME (EXPENSE)
     Interest expense.........................................           (466)
        Interest income.......................................             47
                                                                  -----------
NET INCOME  ..................................................    $     7,973
                                                                  ===========


   General partners' net income...............................    $       159
                                                                  ===========
   Limited partners' net income...............................    $     7,814
                                                                  ===========
BASIC AND DILUTED NET INCOME PER LIMITED PARTNER UNIT:
     Common  .................................................    $      0.34
     Subordinated.............................................    $      0.34
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING:
     Common ..................................................         11,354
                                                                  ===========
     Subordinated  ...........................................         11,354
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................       $  7,973
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depletion and amortization...............................          5,804
  Change in operating assets and liabilities:
     Accounts receivable......................................          2,093
     Other assets.............................................            163
     Accounts payable and accrued liabilities.................           (956)
     Deferred revenue.........................................            421
     Long-term incentive plan.................................            191
     Property and franchise taxes payable.....................           (320)
                                                                     ---------
          Net cash provided by operating activities...........         15,369
                                                                     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property.....................................        (11,852)
                                                                     ---------
          Net cash used in investing activities...............        (11,852)
                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans.........................................         11,500
  Distributions to partners...................................         (9,811)
                                                                     ---------
          Net cash provided by financing activities...........          1,689
                                                                     --------
NET INCREASE IN CASH..........................................          5,206
CASH AT BEGINNING OF PERIOD...................................          7,753
                                                                     --------
CASH AT END OF PERIOD.........................................       $ 12,959
                                                                     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest......................................       $    391
                                                                     ========


   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for future periods.

    The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes for the period from commencement of operations (October 17, 2002) through December 31, 2002 included in the Natural Resource Partners L.P. Form 10-K, as filed on March 28, 2003.

    Natural Resource Partners L.P. (the "Partnership"), a Delaware limited partnership, was formed in April 2002 to own and manage certain coal royalty producing properties contributed to the Partnership by Western Pocahontas Properties Limited Partnership, ("WPP"), Great Northern Properties Limited Partnership, ("GNP"), New Gauley Coal Corporation, ("NGCC") and Arch Coal, Inc. (collectively "predecessors" or "predecessor companies"). The predecessor companies contributed assets to the Partnership on October 17, 2002. There were no operations in the Partnership prior to the contribution of the assets from the predecessor companies.

    The chief executive officer of the Partnership's managing general partner controls the general partners of WPP and GNP and is the controlling shareholder of NGCC. He also controls the general partner of the Partnership. In accordance with EITF 87-19, "Change of Accounting Basis in Master Limited Partnership Transactions," the assets of WPP, GNP and NGCC were contributed to the Partnership at historical costs. The assets contributed by Arch Coal, Inc., which consisted solely of land and coal reserves, were recorded at their fair values.

    The Partnership engages principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States:
Appalachia, the Illinois Basin and the Western United States. As of December 31, 2002, the Partnership controlled approximately 1.23 billion tons of proven and probable coal reserves in eight states. The Partnership does not operate any mines. The Partnership leases coal reserves through its wholly owned subsidiary, NRP (Operating) LLC, to experienced mine operators under long-term leases that grant the operators the right to mine the Partnership's coal reserves in exchange for royalty payments. The Partnership's lessees are generally required to make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment.

    The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING STANDARDS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. The operators of mines on our leased property are responsible for asset retirement obligations. Therefore, the adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on the Partnership's financial position or results of operations.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on the Partnership's financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on the Partnership's financial statements.

3. ACQUISITION

    On February 27, 2003, the Partnership purchased, through a wholly owned subsidiary, an overriding royalty interest from a subsidiary of Alpha Natural Resources LLC for $11.85 million. The acquisition was funded primarily through its existing credit facility with the remainder in cash.

4. PROPERTY AND EQUIPMENT

    Property and equipment includes:

                                                 MARCH 31,    DECEMBER 31,
                                                   2003          2002
                                                ----------    ----------
                                               (UNAUDITED)
                                                       (IN THOUSANDS)
       Land...................................  $   13,532    $   13,532
       Coal properties........................     423,286       411,434
       Other..................................       8,465         8,464
                                                ----------    ----------
                                                $  445,283    $  433,430
                                                ==========    ==========

5.  REVOLVING CREDIT FACILITY

    At March 31, 2003, the Partnership had borrowed $69.0 million on its $100 million revolving credit facility. The Partnership has a $100 million unsecured revolving credit facility, which matures in October 2005, when all principal payments are due in full. The revolving credit facility allows the Partnership to elect the interest rate at (i) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, based on certain financial data or (ii) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the agent bank. The revolving credit facility bore interest at a rate of 2.72% on $57.5 million of the aggregate borrowings and 2.59% on the remaining $11.5 million at March 31, 2003. The revolving credit facility includes a $12 million distribution loan sublimit that can be used for quarterly distributions. The financial covenants require the Partnership to maintain a ratio of consolidated total indebtedness to consolidated EBITDA (as defined in the credit agreement) that does not exceed
2.5 to 1.0 and a ratio of consolidated EBITDA to consolidated interest expense of at least 4.0 to 1.0. The Partnership is currently in compliance with all of the covenants of the revolving credit facility. In April 2003, the Partnership increased the revolving credit facility from $100 million to $175 million. Please read Note 10. Subsequent Events.

6.   RELATED PARTY TRANSACTIONS

    Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of the Partnership's managing general partner, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were $248,000 for the period ending March 31, 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

    Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership and allocated a portion of its overhead for the period ending March 31, 2003 to the Partnership. The total expenses charged to the Partnership under this arrangement were $527,000 for the period ending March 31, 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

    At March 31, 2003, the Partnership had accounts receivable from affiliates of $114,000 due from Arch Coal, Inc., which represents its portion of cost incurred in connection with the formation of the Partnership. The Partnership also had accounts payable to affiliates of $221,000, which includes overhead reimbursements to Quintana Minerals Corporation and Western Pocahontas Properties of $131,000 and $90,000, respectively.

7. COMMITMENTS AND CONTINGENCIES

   LEGAL

    The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

Environmental Compliance

    The operations conducted on the Partnership's properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership's coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because the Partnership has no employees, Western Pocahontas employees make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any lessee's failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended March 31, 2003. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. However, in the event any of the Partnership's lessees are unable to complete its reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, the Partnership could be held liable for these costs. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal, Inc., jointly and severally, until October 17, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering. The environmental indemnity is limited to a maximum of $10.0 million.

8.  MAJOR LESSEES

    The Partnership depends on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

                                                   THREE MONTHS ENDED
                                                     MARCH 31, 2003
                                                   REVENUES    PERCENT
                                                   --------    -------
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)

                  Lessee A.....................       $2,780       15%
                  Lessee B.....................       $2,007       11%

9. INCENTIVE PLANS

     Prior to the Partnership's initial public offering, GP Natural Resource Partners LLC adopted the Natural Resource Partners Long-Term Incentive Plan (the "Plan") for employees and directors of GP Natural Resource Partners LLC and its affiliates who perform services for the Partnership. The Plan provides for the granting of restricted units and unit options. The Plan permits the granting of awards covering a number of common units equal to three percent of the number of common units outstanding immediately following the Partnership's initial public offering of common units, or a total of 340,610 common units. The Plan is administered by the compensation committee of GP Natural Resource Partners LLC's board of directors. Subject to the rules of the exchange upon which the common units are listed at the time, GP Natural Resource Partners LLC's board of directors and the compensation committee of the board of directors have the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of units that may be granted. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.

     A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, its fair market value in cash. The compensation committee may make grants under the Plan to employees and directors containing such terms as the compensation committee determines. The compensation committee will determine the period over which the restricted units granted to employees and directors will vest. The committee may provide for an acceleration of vesting based upon the achievement of specified financial objectives. In addition, the restricted units will vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC.

     If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's restricted units will be automatically forfeited unless and to the extent the compensation committee provides otherwise. Common units to be delivered upon the vesting of restricted units may be common units acquired by GP Natural Resource Partners LLC in the open market, common units already owned by GP Natural Resource Partners LLC, common units acquired by GP Natural Resource Partners LLC directly from the Partnership, from another affiliate or any other person or entity, or any combination thereof. GP Natural Resource Partners LLC will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units.

     Unit options under the Plan have an exercise price that may not be less than the fair market value of the units on the date of grant. In general, units become exercisable over a period determined by the compensation committee. The compensation committee may provide for an acceleration of vesting based upon the achievement of specified financial objectives. In addition, the units will become exercisable upon a change in control as described for restricted units above. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's options are automatically forfeited unless and to the extent the compensation committee provides otherwise. Upon exercise of a unit option, GP Natural Resource Partners LLC will acquire common units as describe above for restricted units.

     GP Natural Resource Partners LLC adopted the Natural Resource Partners Annual Incentive Compensation Plan (the "Compensation Plan") in October 2002. The Compensation Plan is designed to enhance the performance of GP Natural Resource Partners LLC's and its affiliates' key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each year. The board of directors of GP Natural Resource Partners LLC may amend or change the Compensation Plan at any time. The Partnership reimburses GP Natural Resource Partners LLC for payments and costs incurred under the Compensation Plan.

     At March 31, 2003, 85,003 restricted units and 196,518 unit options have been granted under the Plan and 59,089 units remained available to be issued. The Partnership accrued expenses to be reimbursed to GP Natural Resource Partners LLC of $246,000 for the period ended March 31, 2003 related to these plans.

10. SUBSEQUENT EVENTS

     On April 7, 2003, the Partnership increased the borrowing capacity under its credit facility to $175 million from $100 million. The term and tenor of the revolving credit facility remain unchanged. The amended credit facility includes increased commitments from the original bank syndicate, led by PNC Bank, as well as commitments from three new banks.

     On April 10, 2003, the Partnership acquired more than 290,000 mineral acres containing over 300 million tons of coal reserves from two subsidiaries of Alpha Natural Resources, LLC for an aggregate purchase price of $53.6 million in cash. The revolving credit facility was used to fund this acquisition.

     On April 21, 2003, the board of directors of GP Natural Resource Partners LLC voted to increase the quarterly distribution from $0.5125 to $0.5225, an increase of $0.01 per unit. The distribution is payable on May 15, 2003 for unit holders of record as of May 1, 2003.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                               STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)





       REVENUES:
         Coal royalties.......................................      $    4,779
         Timber royalties.....................................             623
         Gain on sale of property.............................              61
         Property taxes.......................................             587
         Other................................................             211
                                                                    ----------
            Total revenues....................................           6,261
       EXPENSES:
         General and administrative...........................             823
         Taxes other than income..............................             697
         Depreciation, depletion and amortization.............             707
                                                                    ----------
            Total expenses....................................           2,227
                                                                    ----------
         Income from operations...............................           4,034
         Other income (expenses):
           Interest expense...................................          (1,322)
           Interest income....................................              35
           Reversionary interest..............................            (561)
                                                                    ----------
         Net income...........................................      $    2,186
                                                                    ==========

   The accompanying notes are an integral part of these financial statements.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................       $   2,186
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization............................             707
    Gain on sale of property............................................             (61)
    Change in operating assets and liabilities
       Accounts receivable..............................................            (543)
       Other assets.....................................................             (47)
       Accrued liabilities..............................................            (294)
       Deferred revenues................................................            (199)
       Reversionary interest payable....................................            (865)
                                                                              -----------
         Net cash provided by operating activities......................             884
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of properties......................................              61
  Capital expenditures..................................................         (35,127)
                                                                              -----------
         Net cash used in investing activities..........................         (35,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing...............................................          45,000
  Deferred financing costs..............................................          (1,174)
  Repayment of notes payable............................................          (7,848)
  Repayment of debt.....................................................            (721)
  Distributions to partners.............................................            (500)
  Cash placed in restricted accounts, net...............................             (16)
  Cash placed in escrow.................................................           1,000
                                                                              ----------
         Net cash provided by financing activities......................          35,741
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................           1,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD................................................................           4,415
                                                                              ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................      $    5,974
                                                                              ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for interest..............................      $    1,322
                                                                              ==========

   The accompanying notes are an integral part of these financial statements.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for future periods.

    For further information, refer to the financial statements and footnotes of Western Pocahontas Properties Limited Partnership for the period through October 16, 2002 included in the Natural Resource Partners L.P. Form 10-K, as filed on March 28, 2003.

    Western Pocahontas Properties Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in 1986 to own and manage land and mineral rights and timber located in West Virginia, Kentucky, Alabama, Maryland and Indiana. Western Pocahontas Corporation ("WPC"), a Texas corporation, serves as the general partner. All items of income and loss of the Partnership are allocated 1% to the general partner and 99% to the limited partners.

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

    In connection with the formation of Natural Resource Partners L.P. and its initial public offering of limited partnership units, the Partnership transferred certain coal royalty producing properties that were currently under lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002, at historical cost. The Partnership also transferred a portion of its deferred revenue and long-term debt to Natural Resource Partners L.P. and retained a coal reserve property that is leased to a third party and is experiencing permitting problems. Additionally, the Partnership retained unleased coal reserve properties, surface land and timberlands.

2.  RELATED PARTY TRANSACTIONS

    A company controlled by the owner of WPC provides certain administrative services to the Partnership and charges the Partnership for the direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were approximately $103,000 for the quarter ended March 31, 2002. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

    The Partnership has a management contract to provide certain management, engineering and accounting services to Great Northern Properties Limited Partnership ("GNP"), a limited partnership which has certain common ownership with the Partnership. The contract provides for a $250,000 annual fee, which is intended to reimburse the Partnership for its expense. The fee for the period ending March 31, 2002, was $62,500 and is included in other revenue in the accompanying statement of income. The contract may be canceled upon 90 days advance notice by GNP.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                               STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)



      REVENUES:
           Coal royalties......................................     $    1,444
           Lease and easement income...........................            139
           Other...............................................             93
                                                                    ----------
                Total revenues.................................          1,676
      EXPENSES:
           General and administrative..........................            130
           Taxes other than income.............................              5
           Depletion and amortization..........................            696
                                                                    ----------
                Total expenses.................................            831
                                                                    ----------
      Income from operations...................................            845
      Other income (expenses):
           Interest expense....................................           (562)
           Interest income.....................................             39
                                                                    ----------
      Net income...............................................     $      322
                                                                    ==========


   The accompanying notes are an integral part of these financial statements.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)



    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income.................................................  $       322
      Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depletion and amortization..............................          696
         Deferred revenue........................................           (5)
         Change in operating assets and
           liabilities
           Accounts receivable...................................          622
           Other assets..........................................          (58)
           Accounts payable and accrued interest.................          (64)
                                                                   -----------
              Net cash provided by operating
                activities.......................................        1,513
                                                                   -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
              Net cash provided by investing
                activities.......................................           --
                                                                   -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of debt..........................................         (375)
      Partners' distributions....................................         (661)
      Cash placed in restricted accounts, net....................         (793)
                                                                   -----------
              Net cash used in financing
                activities.......................................       (1,829)
                                                                   -----------
    NET DECREASE IN CASH AND CASH
      EQUIVALENTS................................................         (316)
    CASH AND CASH EQUIVALENTS AT BEGINNING
      OF  PERIOD.................................................          749
                                                                   -----------
    CASH AND CASH EQUIVALENTS AT END OF
       PERIOD....................................................  $       433
                                                                   ===========

    SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the period for interest...................  $       572
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for future periods.

    For further information, refer to the financial statements and footnotes of Great Northern Properties Limited Partnership for the period through October 16, 2002 included in the Natural Resource Partners L.P. Form 10-K, as filed on March 28, 2003.

    Great Northern Properties Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in 1992 to own and manage land and mineral rights located in Montana, North Dakota, Wyoming, Illinois and Washington. GNP Management Corporation ("GNP"), a Delaware corporation, serves as its general partner. All items of income and loss of the Partnership are allocated 1% to the general partner and 99% to the limited partners. In 1999, a limited partner's interest in the Partnership was redeemed by the partners for $1,000.

    The Partnership enters into leases with various coal mine operators for the right to mine coal reserves on the Partnership's land in exchange for royalty payments. Generally, the lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

    In connection with the formation of Natural Resource Partners L.P. and its initial public offering of limited partnership units, the Partnership transferred certain coal royalty producing properties that were currently under lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002, at historical cost. The Partnership also transferred a portion of its deferred revenue and long-term debt to Natural Resource Partners L.P. and retained unleased coal reserve properties and surface land.

2.  RELATED PARTY TRANSACTIONS

    The Partnership has a management contract to receive management, engineering and accounting services from Western Pocahontas Properties Limited Partnership ("WPP"), a limited partnership which has some common ownership with the Partnership. The contract provides for a $250,000 fee to be paid annually, of which $62,500 is reflected in general and administrative expenses in the statements of income for the three months ended March 31, 2002. The contract may be canceled upon 90 days advance notice to the Partnership.

                           NEW GAULEY COAL CORPORATION

                               STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)



           REVENUES:
                Coal royalties...............................    $     528
           EXPENSES:
                General and administrative...................           19
                Taxes other than income......................           12
                Depletion and amortization...................           32
                                                                 ---------
                     Total expenses..........................           63
                                                                 ---------
           Income from operations............................          465
           Other income (expenses):
                Interest expense.............................          (32)
                Interest income..............................            8
                Reversionary interest........................          (34)
                                                                 ---------
           Net income........................................    $     407
                                                                 =========


   The accompanying notes are an integral part of these financial statements.

                           NEW GAULEY COAL CORPORATION

                             STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................   $       407
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion and amortization.................................            32
     Decrease in deferred revenues..............................          (142)
     Change in operating assets and liabilities
       Accounts receivable......................................           (22)
       Other assets.............................................            (8)
       Accrued liabilities......................................            39
                                                                   -----------
          Net cash provided by operating
            activities..........................................           306
                                                                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Net cash used in investing activities.................            --
                                                                    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.............................................           (24)
                                                                   -----------
          Net cash used in financing activities.................           (24)
                                                                   -----------
NET INCREASE  IN CASH AND CASH
  EQUIVALENTS...................................................           282
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  PERIOD........................................................           399
                                                                   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................   $       681
                                                                   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest......................     $        32
                                                                   ===========


   The accompanying notes are an integral part of these financial statements.

                           NEW GAULEY COAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for future periods.

    For further information, refer to the financial statements and footnotes of New Gauley Coal Corporation for the period through October 16, 2002 included in the Natural Resource Partners L.P. Form 10-K, as filed on March 28, 2003.

    New Gauley Coal Corporation (the "Company"), a West Virginia subchapter S corporation, was incorporated in 1918 to own and manage land and mineral rights. The Company owns property in Alabama and West Virginia.

    The Company enters into leases with various coal mine operators for the right to mine coal reserves on the Company's land in exchange for royalty payments. Generally, the lessees make payments to the Company based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum annual or quarterly payments.

    In connection with the formation of Natural Resource Partners L.P. and its initial public offering of limited partnership units, the Company transferred certain coal royalty producing properties that were currently under lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002, at historical cost. The Company transferred a portion of its deferred revenue and long-term debt to Natural Resource Partners L.P. and retained unleased coal reserve properties and surface land.

                        ARCH COAL CONTRIBUTED PROPERTIES

               STATEMENT OF REVENUES AND DIRECT COSTS AND EXPENSES
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)




         REVENUES
              Coal royalties.................................   $   4,351
              Other royalties................................         448
              Property taxes.................................         269
                                                                ---------
                   Total revenues............................       5,068
                                                                ---------
          DIRECT COSTS AND EXPENSES
              Depletion......................................       1,469
              Property taxes.................................         269
              Other expense..................................         197
                                                                ---------
                   Total expenses............................       1,935
                                                                ---------
         Excess of revenue over direct costs and expenses....   $   3,133
                                                                =========


   The accompanying notes are an integral part of these financial statements.

                        ARCH COAL CONTRIBUTED PROPERTIES

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Ark Land Company ("Ark Land") is a wholly owned subsidiary of Arch Coal, Inc. ("Arch Coal"). Ark Land owns and manages land and mineral rights primarily located in the Western, Central Appalachian and the Illinois Basins. In conjunction with the formation of Natural Resource Partners L.P. ("NRP"), Ark Land contributed a number of owned land and coal interests on which coal leasing activity occurs ("Contributed Properties") to NRP. Ark Land retained owned land and mineral reserves with no leasing activity as well as other land and mineral reserves controlled through leasing arrangements.

    The Contributed Properties was not a legal entity and, except for revenues earned from the properties and certain direct costs and expenses of the properties and assets acquired and liabilities assumed, no separate financial information was maintained. The Contributed Properties did not maintain stand-alone corporate treasury, legal, tax, human resources, general administration and other similar corporate support functions. Corporate general and administrative expenses have not been allocated to the Contributed Properties, nor were they allocated in connection with the preparation of the accompanying statement because there was not sufficient information to develop a reasonable cost allocation.

    The accompanying Statement of Revenues and Direct Costs and Expenses is not intended to be a complete presentation of the results of operations of the Contributed Properties. The accompanying statement has been prepared to comply with the requirements of the Securities and Exchange Commission for inclusion in the quarterly report on Form 10-Q of NRP. For further information, refer to the financial statements and footnotes of Arch Coal Contributed Properties for the period through October 16, 2002 included in Natural Resource Partners L.P. Form 10-K, as filed on March 28, 2003.

    In connection with the formation of Natural Resource Partners L.P. and the consummation of its initial public offering of limited partnership units, Arch Coal transferred certain coal royalty producing properties that were currently under lease to coal mine operators to Natural Resource Partners L.P. on October 17, 2002 at fair market value.

2.  RELATED PARTY TRANSACTIONS

     Certain of the Contributed Properties were leased to affiliates of Arch Coal that mine on the properties. Contracted royalty rates from these affiliates ("affiliate royalties") for the three months ended March 31, 2002 were 6.5% of the gross sales price of coal sold from the property using underground mining methods and 7.5% of the gross sales price of coal sold from the property using surface mining methods, which are similar to those that are received from third parties. Affiliate royalties amounted to $2.4 million for the three months ended March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on March 28, 2003. For more detailed information regarding the basis of presentation for the following financial information, see the notes to the historical financial statements.

    After the Introduction, there is a separate section for each of Natural Resource Partners L.P., Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation (collectively, the "WPP Group") and the Arch Coal Contributed Properties. The Arch Coal Contributed Properties include the properties contributed to us by Ark Land Company, a subsidiary of Arch Coal, Inc.

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

    We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of March 31, 2003, our reserves were located on 48 separate properties and were subject to 97 leases with 40 lessees. For the three months ended March 31, 2003, approximately 55% of the coal produced from our properties came from underground mines and 45% came from surface mines. As of March 31, 2003, approximately 64% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which meets the standards imposed by the Clean Air Act and constitutes approximately 25% of our reserves. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. In the three months ended March 31, 2003, our lessees produced 9.8 million tons of coal from the properties contributed to us and our total revenue was $18.1 million, including coal royalty revenues and minimums totaling $16.2 million.

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

    During the last few years, steam coal prices have varied greatly. In late 2001, prices began to decline as demand for coal fell due to unusually warm weather during the winter of 2001-2002 and the sluggish U.S. economy. The winter of 2002-2003 was colder than normal in many parts of the United States. As a result of the increased demand for electricity for heating, electric utilities have used substantial amounts of coal to generate electricity and have reduced the size of their stockpiles. Recently our lessees have experienced a greater demand for coal, and spot prices have increased 10% to 15%. However, the effect of spot prices on our results of operations for the near future should be limited because our lessees will receive previously contracted prices for much of their production. Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions.

    During the first quarter of 2003, approximately 17% of our coal royalty revenues were from metallurgical coal. Prices of metallurgical coal have remained relatively stable in the past two years. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal can also be used as steam coal. However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may close. In addition to coal royalty revenue, we generate nominal revenue from rentals, royalties on oil and gas and coalbed methane leases, an overriding royalty arrangement and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

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

    Depletion. We deplete coal properties on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proved and probable tonnage in those properties. We estimate proven and probable coal reserves with the assistance of third-party mining consultants and involve the use of estimation techniques and recoverability assumptions. Our estimates of coal reserves are updated periodically and may result in adjustments to coal reserves and depletion rates that are recognized prospectively.

NEW ACCOUNTING STANDARDS

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement cost being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and a reconciliation of changes in the components of those obligations. The operators of mines on our leased property are responsible for asset retirement obligations. Therefore, the adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on our financial position or results of operations.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS No. 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on our financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant impact on our financial statements.

RESULTS OF OPERATIONS

NATURAL RESOURCE PARTNERS L.P.

                        THREE MONTHS ENDED MARCH 31, 2003
                       (IN THOUSANDS, EXCEPT PER TON DATA)
                                   (UNAUDITED)

          REVENUES:
            Coal royalties........................................ $  15,409
            Property taxes........................................
                                                                         888
            Minimums recognized as revenue........................
                                                                         804
            Override royalties....................................
                                                                         461
            Other.................................................
                                                                         508
            Total revenues........................................
                                                                      18,070
          EXPENSES:
            Depletion and amortization............................     5,804
            General and administrative............................     2,176
            Taxes other than income...............................     1,160
            Override payments.....................................
                                                                         388
            Coal royalty payments.................................
                                                                         150
            Total expenses........................................     9,678
                                                                   ---------
          Income from operations..................................     8,392
          Other income (expense):
            Interest expense......................................      (466)
            Interest income.......................................
                                                                          47
          Net income.............................................. $   7,973
                                                                   =========
          OTHER DATA:
          Coal royalties
            Appalachia............................................ $  12,713
            Illinois Basin........................................       865
            Northern Powder River Basin...........................     1,831
                                                                   ---------
              Total                                                $  15,409

          Production
            Appalachia............................................     7,496
            Illinois Basin........................................       721
            Northern Powder River Basin...........................     1,601
                                                                   ---------
              Total                                                    9,818
                                                                   =========
          Average gross royalty per ton
            Appalachia............................................ $    1.70
            Illinois Basin........................................      1.20
            Northern Powder River Basin...........................      1.14
                                  Total                            $    1.57
                                                                   =========

THREE MONTHS ENDED MARCH 31, 2003

     Revenues. For the three month period ending March 31, 2003, coal royalty revenues were $15.4 million on 9.8 million tons of coal produced. Approximately 76.3% of the coal production came from the Appalachian region, 16.3% from the Northern Powder River Basin and 7.4% from the Illinois Basin. The results include two months of coal royalty revenues generated from NRP's acquisition of an overriding royalty interest from Alpha Natural Resources in February.

     Expenses. For the three month period ending March 31, 2003, total expenses were $9.7 million, which includes depletion and amortization of $5.8 million, or 60%, general and administrative expense of $2.2 million, or 23%, and taxes other than income of $1.2 million, or 12%. General and administrative expenses consist of compensation expense of $1.0 million, including $0.2 million for the expected reimbursement of the general partner for compensation awards granted by the board of directors in February and $0.3 million to establish a reserve for a potential bad debt expense due to a bankruptcy petition filed by one of our lessees. NRP does not anticipate any further allowances will be required due to the bankruptcy filing. Also contributing to general and administrative expense were charges relating to the year-end audit, tax returns and annual report expense. Taxes other than income include property taxes of $0.9 million and state franchise taxes of $0.3 million.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

    The following table sets forth coal royalty revenues, production, and average gross royalty per ton from our properties for the three months ending March 31, 2003 and 2002, respectively. The coal royalty revenues and production for 2002 are from properties that were contributed to us on October 17, 2002. Coal royalty revenues were generated from the properties in each of the following areas: Appalachia, Illinois Basin and Northern Powder River Basin.

                              OPERATING STATISTICS
                       (IN THOUSANDS, EXCEPT PER TON DATA)
                                   (UNAUDITED)


                                                         THREE         THREE
                                                         MONTHS        MONTHS
                                                         ENDED         ENDED
                                                        MARCH 31,     MARCH 31,
                                                          2003          2002
                                                       -----------   ----------
COAL ROYALTIES
  Appalachia........................................... $   12,713   $   8,823
  Illinois Basin.......................................        865         578
  Northern Powder River Basin..........................      1,831       1,365
                                                        ----------   ---------
       Total ......................................... $    15,409  $   10,766
                                                        ==========  ==========
PRODUCTION
  Appalachia...........................................      7,496       5,018
  Illinois Basin.......................................        721         464
  Northern Powder River Basin..........................      1,601       1,268
                                                        ----------  ----------
       Total ..........................................      9,818       6,750
                                                        ==========  ==========
AVERAGE GROSS ROYALTY PER TON
  Appalachia........................................... $     1.70  $     1.76
  Illinois Basin.......................................       1.20        1.25
  Northern Powder River Basin..........................       1.14        1.08
                                                        ----------  ----------
              Total ................................... $     1.57        1.59
                                                        ==========  ==========

    Coal royalty revenues for the three months ended March 31, 2003 were $15.4 million compared to $10.8 million for the three months ended March 31, 2002, an increase of $4.6 million, or 42.6%. Production increased by 3.1 million tons, or 46.3%, from 6.7 million tons to 9.8 million tons. The increases in production and coal royalties were primarily due to:

    Appalachia. Production from the properties we acquired from El Paso in December 2002 resulted in production of 1.8 million tons and coal royalty revenues of $2.6 million. Production from our West Fork property increased from 106,000 tons to 561,000 tons, and coal royalty revenues increased from $234,000 to $1.2 million because a longwall mine moved onto the property from adjacent property. On our Dorothy-Sarita property, production increased from 149,000 tons to 368,000 tons and royalty revenues increased from $298,000 to $753,000 due to the resumption of mining at a temporarily idled mine. On our Davis Lumber property, production increased from zero tons to 181,000 tons, and coal royalty revenues increased from $6,000 to $247,000 due to the resumption of mining at a temporarily idled mine. These increases were partially offset by lower production on our Eunice property, where production decreased from 743,000 tons to 658,000 tons and coal royalty revenues decreased from $1.4 million to $1.1 million due to a higher proportion of the production tonnage being surface mined coal, which is at a lower royalty rate.

    Illinois Basin. On our Cummings/Hocking Wolford property, production increased from 182,000 tons to 395,000 tons, and coal royalty revenues increased from $182,000 to $417,000 due to a higher proportion of production being on our property instead of adjacent property.

    Northern Powder River. Production from our Western Energy property increased from 803,000 tons to 1.2 million tons, and coal royalty revenues increased from $933,000 to $1.5 million. This increase was due to a higher proportion of the production coming from our property instead of adjacent property, which is typical of the variations in production resulting from the checkerboard pattern ownership of this mine.

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                               STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

REVENUES:
     Coal royalties.......................................      $    4,779
     Timber royalties.....................................             623
     Gain on sale of property.............................              61
     Property taxes.......................................             587
     Other................................................             211
                                                                ----------
          Total revenues..................................           6,261
EXPENSES:
     General and administrative...........................             823
     Taxes other than income..............................             697
     Depreciation, depletion and amortization.............             707
                                                                ----------
          Total expenses..................................           2,227
                                                                ----------
Income from operations....................................           4,034
Other income (expenses):
     Interest expense.....................................          (1,322)
     Interest income......................................              35
     Reversionary interest................................            (561)
                                                                -----------
Net income................................................      $    2,186
                                                                ==========

PRODUCTION................................................           2,677
AVERAGE GROSS ROYALTY PER TON.............................      $     1.79


THREE MONTHS ENDED MARCH 31, 2002

         Revenues. Total revenues for the three months ended March 31, 2002 were $6.3 million, of which coal royalty revenues were $4.8 million, or 76%. Coal production during the period was 2.7 million tons, with an average gross royalty rate per ton of $1.79. The following properties were the major contributors to revenue:

         Appalachia. Production from our Eunice property was 743,000 tons, which generated coal royalty revenues of $1.4 million. Production from our Evans-Laviers property was 859,000 tons, which generated coal royalty revenues of $1.1 million. Seventeen other properties contributed 893,000 tons generating $1.9 million in revenue.

    Timber revenues for the three months ended March 31, 2002 were $0.6 million. Other revenues were $0.9 million, including $0.6 million in property tax revenues for amounts reimbursed to our lessees. Property and franchise taxes account for the remaining $697,000.

    Expenses. Aggregate expenses for the three months ended March 31, 2002 were $2.2 million, including $823,000 of general and administrative expenses and $707,000 of expenses related to depletion and amortization.

    Other Income (Expense). Interest expense was $1.3 million for three months ended March 31, 2002.

    Reversionary Interest. The previous owner of Western Pocahontas Properties Limited Partnership's coal and timber properties (CSX Corporation and certain of its affiliates) retained a reversionary interest in those properties whereby it received either a 25% or 28% interest in the properties and the net revenues of the properties after July 1, 2001, and in the net proceeds of any property sale occurring prior to July 1, 2001. Western Pocahontas purchased the reversionary interest related to its Kentucky properties in 2001 and the remainder of the interest in March 2002. For the three months ended March 31, 2002, Western Pocahontas incurred $0.6 million of expenses related to the reversionary interest.

    Net Income. Net income was $2.2 million for the three months ended March 31, 2002.

GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                               STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)




REVENUES:
     Coal royalties......................................     $    1,444
     Lease and easement income...........................            139
     Other...............................................             93
                                                              ----------
          Total revenues.................................          1,676
EXPENSES:
     General and administrative..........................            130
     Taxes other than income.............................              5
     Depletion and amortization..........................            696
                                                              ----------
          Total expenses.................................            831
                                                              ----------
Income from operations...................................            845
Other income (expenses):
     Interest expense....................................           (562)
     Interest income.....................................             39
                                                              ----------
Net income...............................................     $      322
                                                              ==========

PRODUCTION...............................................          1,870
AVERAGE GROSS ROYALTY PER TON............................     $     0.77


THREE MONTHS ENDED MARCH 31, 2002

    Revenues. Total revenues for the three months ended March 31, 2002 were $1.7 million, of which coal royalty revenues were $1.4 million, or 86%. Coal production for the period was 1.9 million tons, with average gross royalty rate per ton of $0.77. Coal production and coal royalty revenues were attributed to the following:

    Northern Powder River. Production from our Western Energy property was 929,000 tons, which generated coal royalty revenues of $933,000. Production from our Big Sky property was 431,000 tons, which generated coal royalty revenues of $431,000.

    Expenses totaled $0.8 million of which includes $0.1 million of general and administrative expenses that primarily consist of $62,500 of fees paid to WPP under their management agreement and $0.7 million of depletion and amortization.

    Other Income (Expense). Interest expense was $0.6 million for the three months ended March 31, 2002.

    Net Income. Net income was $0.3 million for the three months ended March 31, 2002.

NEW GAULEY COAL CORPORATION

                               STATEMENT OF INCOME
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)



REVENUES:
     Coal royalties............................................    $     528
EXPENSES:
     General and administrative................................           19
     Taxes other than income...................................           12
     Depletion and amortization................................           32
                                                                   ---------
          Total expenses.......................................           63
                                                                   ---------
Income from operations.........................................          465
Other income (expenses):
     Interest expense..........................................          (32)
     Interest income...........................................            8
     Reversionary interest.....................................          (34)
                                                                   ---------
Net income.....................................................    $     407
                                                                   =========
PRODUCTION....................................................           178
AVERAGE GROSS ROYALTY PER TON.................................     $    2.97


THREE MONTHS ENDED MARCH 31, 2002

    Revenues. Coal royalty revenues for the three months ended March 31, 2002 were $0.5 million on production of 0.4 million tons. New Gauley has producing properties on two leases. The Alabama property produced 78,000 tons, generating coal royalty revenues of $264,000. Production from our West Virginia property was 100,000 tons, which generated coal royalty revenues of $250,000.

    Expenses. Aggregate expenses for the three months ended March 31, 2002, were $63,000 of which $32,000, or 50%, was from depletion and amortization, while $12,000, or 19% was for property taxes.

    Net Income.  Net income was $407,000 for the three months ended
March 31, 2002.

ARCH COAL CONTRIBUTED PROPERTIES

               STATEMENT OF REVENUES AND DIRECT COSTS AND EXPENSES
                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)


REVENUES
     Coal royalties.................................   $   4,351
     Other royalties................................         448
     Property taxes.................................         269
                                                       ---------
          Total revenues............................       5,068
                                                       ---------
EXPENSES
     Depletion......................................       1,469
     Property taxes.................................         269
     Other expense..................................         197
                                                       ---------
          Total expenses............................       1,935
                                                       ---------
Excess of revenue over direct costs and expenses....   $   3,133
                                                       =========
PRODUCTION..........................................       2,627
AVERAGE GROSS ROYALTY PER TON.......................   $    1.66


THREE MONTHS ENDED MARCH 31, 2002

    Revenues. Revenues for the three months ended March 31, 2002 were $5.1 million, of which coal royalty revenues were $4.4 million, or 86%, on production of 2.6 million tons.

    Appalachia. Production from our Lone Mountain property was 668,000 tons, which generated coal royalty revenues of $1.3 million. Production from our Lynch property was 765,000 tons, which generated coal royalty revenues of $1.1 million. Production from our Pardee property was 293,000 tons, which generated coal royalty revenues of $521,000. Production from our Campbells Creek property was 274,000 tons, which generated coal royalty revenues of $438,000.

    Direct costs and expenses. Direct costs and expenses for the three months ended March 31, 2002 were $1.9 million, consisting of depletion of $1.5 million, property taxes of $269,000 and other expense of $197,000.

RELATED PARTY TRANSACTIONS

PARTNERSHIP AGREEMENT

    Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners. However, in accordance with the partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. Indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates are also reimbursed. Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to unitholders. For the three months ended March 31, 2003, we have incurred expenses totaling $712,000 for services performed by Western Pocahontas Properties Limited Partnership and Quintana Minerals Corporation, affiliates of our general partner.

AGREEMENTS WITH ARK LAND COMPANY

    Concurrently with our initial public offering in October 2002, we entered into four coal mining leases with Ark Land Company, a subsidiary of Arch Coal, Inc. The Ark Land leases grant Ark Land the right to mine our coal on the following properties:

    o Lone Mountain located in Kentucky, which contains 47.1 million tons of proven and probable reserves as of December 31, 2002;

    o Pardee located in Kentucky and Virginia, which contains 20.4 million tons of proven and probable reserves as of December 31, 2002;

    o Boone/Lincoln located in West Virginia, which contains 18.5 million tons of proven and probable reserves as of December 31, 2002; and

    o Campbell's Creek located in West Virginia, which contains 9.8 million tons of proven and probable reserves as of December 31, 2002.

    Coal royalty revenues payable under these leases for the three months ended March 31, 2003 were $2.4 million, representing 15.6% of our total coal royalty revenues. If no production had taken place during the three months ended March 31, 2003, minimum royalties of $1.5 million would have been payable under the leases.

    The Ark Land leases have an initial term of either eight or ten years, each with an automatic year-to-year extension until the earlier to occur of (1) delivery of notice by Ark Land that it will not renew the lease or (2) the mining of all mineable and merchantable coal. The leases provide for payments to us based on the higher of a percentage of the gross sales price or a fixed minimum per ton of coal sold from our properties, with minimum annual royalty payments. Under the Ark Land leases, minimum royalty payments are credited against future production royalties.

    The leases are intended to retain some of the legal rights Ark Land possessed when it owned the properties. For this reason, the leases contain some terms and provisions that are different from our third-party coal leases negotiated at arm's length. Some of the more significant differences include:

    o Ark Land has the ability to sublease the leased property without our prior approval, although it remains responsible for sublessee performance;

    o minimum royalty payments from Ark Land continue to be payable during the initial lease term even if all mineable and merchantable coal has been mined from the property;

    o royalties for coal sold to any affiliates may be based on a gross selling price below the market value of the coal;

    o the indemnities provided by Ark Land to us do not survive the termination of the leases;

    o  we only have a limited ability to terminate the leases;

    o  Ark Land has royalty-free wheelage rights on the leased properties; and

    o the leases do not impose a legal duty to diligently mine the maximum amount of coal possible from the leased property.

    We believe that the production and minimum royalty rates contained in the Ark Land leases are consistent with current market royalty rates.

    On November 20, 2002 we amended the Pardee lease to include in that lease a requirement that Ark Land pay us a non-recoupable quarterly rental payment equal to quarterly minimums under a previous agreement that was simultaneously terminated.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS AND CAPITAL EXPENDITURES

    We satisfied our working capital requirements other than property acquisitions with cash generated from operations. Funds for property acquisitions were obtained through borrowings.

    We believe that cash generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to meet our working capital requirements and anticipated capital expenditures, other than for acquisitions, for the next several years. We are actively pursuing additional property acquisitions; accordingly, in April of 2003, we increased our revolving credit facility from $100 million to $175 million to provide for additional acquisitions. We intend to fund any acquisitions with borrowings under our revolving credit facility and proceeds from the issuance of common units and debt. A minimal portion of our capital expenditures will be maintenance capital expenditures. Our ability to satisfy any debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, changes in capital markets and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read "Risks Related to Our Business." Our capital expenditures, other than for acquisitions, have historically been minimal.

    Net cash provided by operations during the three months ended March 31, 2003 was $15.4 million, substantially all of which was from coal royalty revenues.

    Net cash used in investing activities during the three months ended March 31, 2003 was $11.9 million for the acquisition of the Alpha Natural Resources overriding royalty interest acquired in February 2003. This acquisition was funded primarily from our revolving credit facility with the balance paid in cash.

    Cash provided by financing activities for the three months ended March 31, 2003 was $1.7 million. This was primarily attributable to the borrowings under our revolving credit facility used to finance the acquisition discussed above. This borrowing was offset by a distribution to partners of $9.8 million made on February 14, 2003 at a rate of $0.4234 per unit, which was pro-rated for the two and one-half month period from the commencement of operations on October 17 through December 31, 2002. No borrowings were required to fund the distribution.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Description of Credit Facility

    In connection with our initial public offering of common units, our operating company entered into a three-year, $100 million revolving credit facility. On April 4, 2003, we increased the borrowing capacity under our credit facility to $175 million. Other terms of the credit facility remain unchanged. The amended credit facility includes increased commitments from the original bank syndicate, led by PNC Bank, as well as commitments from three new banks. The revolving credit facility includes a $12.0 million distribution loan sub-limit that can be used for funding quarterly distributions. The remainder of the revolving credit facility is available for general limited partnership and limited liability company purposes, including future acquisitions, but may not be used to fund quarterly distributions.

    Our obligations under the revolving credit facility are unsecured but are guaranteed by us and our operating subsidiaries.

    We may prepay all loans at any time without penalty. We must reduce all borrowings under the distribution loan sub-facility to zero for a period of at least 15 consecutive days once during each twelve-month period.

    Indebtedness under the revolving credit facility bears interest, at our option, at either:

    o the higher of the federal funds rate plus 0.50% or the prime rate as announced by the agent bank; or

    o at a rate equal to LIBOR plus an applicable margin ranging from 1.25% to 1.75%.

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

    The revolving credit facility prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution. In addition, the revolving credit facility contains various covenants limiting our operating company's and its subsidiaries' ability to:

    o  incur indebtedness;

    o  grant liens;

    o  engage in mergers and acquisitions or change the nature of our business;

    o  amend our organizational documents or the omnibus agreement;

    o  make loans and investments;

    o  sell assets; or

    o  enter into transactions with affiliates.

    The credit agreement also contains covenants requiring us to maintain:

    o a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the credit agreement) that does not exceed 2.5 to 1.0 for the four most recent quarters; and

    o a ratio of consolidated EBITDA to consolidated interest expense of at least 4.0 to 1.0 for the four most recent quarters.

    If an event of default exists under the credit agreement, the lenders may accelerate the maturity of any indebtedness outstanding under the credit agreement and exercise other rights and remedies. Each of the following will constitute an event of default:

    o  failure to pay any principal, interest, fees or other amount when due;

    o failure to pay any indebtedness, other than indebtedness under the revolving credit facility, in excess of $1 million when due or the occurrence and continuance of any other default beyond the applicable grace period, if any, if the default permits or causes the acceleration of the indebtedness or termination of any commitment to lend;

    o  bankruptcy or insolvency events;

    o  termination of existence;

    o failure to comply with the loan documents, subject to certain grace periods;

    o any representation, warranty or document provided is determined to have been materially untrue when made or provided;

    o entry and the failure to pay, bond, stay or contest adverse judgments or similar processes in excess of $1 million more than any applicable insurance coverage; and

    o  any of the following changes in control:

       o  we cease to own all of the member interests of the operating company;

       o our general partner ceases to own directly all of our general partner interests; or

       o Corbin J. Robertson, Jr., the WPP Group and one or more of their direct or indirect subsidiaries cease to own more than 50% of the partnership interests of our general partner.

    On February 26, 2003, we borrowed $11.5 million under our revolving credit facility for the acquisition of the overriding royalty interest from Alpha Natural Resources for $11.852 million. At the March 31, 2003 we had $69 million outstanding on our revolving credit facility with $57.5 million bearing interest at 2.72% and $11.5 million bearing interest at 2.59%. We incurred $466,000 of interest expense in first quarter, consisting of $418,000 of interest and $48,000 of credit facility fees. Cash payments for interest totaled $391,000 on March 4, 2003.

CONTRACTUAL OBLIGATIONS

         The following table reflects our long-term non-cancelable contractual obligations as of March 31, 2003 (in millions):

                                                                           PAYMENTS DUE BY PERIOD
                                                  --------------------------------------------------
CONTRACTUAL OBLIGATIONS                            2003    2004   2005     2006    2007   THEREAFTER
-----------------------                            ----    ----   ----     ----    ----   ----------
Long-term debt (including current maturities)    $   --  $   --  $ 69.0  $   --  $   --    $   --
                                                 ======  ======  ======  ======  ======   ==========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE RISK

     Our exposure to changes in interest rates results from our current borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. To date, we have not deemed it necessary to enter into any financial instruments to hedge our interest rate risk because interest rates have remained at historically low levels. Management intends to monitor interest rates and may enter into interest rate instruments to protect against increased borrowing costs. At March 31, 2003, the Partnership had outstanding $69.0 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $690,000, assuming the same principal amount remained outstanding over the next twelve months.

   INFLATION

    Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the quarter ended March 31, 2003.

ENVIRONMENTAL

    The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of substantially all of our leases impose liability on the relevant lessees for all environmental and reclamation liabilities arising under those laws and regulations. However, if a particular lessee is not financially capable of fulfilling those obligations, there is a possibility that regulatory authorities could attempt to assign the liabilities to us as the landowner. We would contest such an assignment.

FORWARD-LOOKING STATEMENTS

    Statements included in this Form 10-Q are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

    Such forward-looking statements include, among other things, statements regarding capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by our lessees producing coal from our reserves leased, projected demand or supply for coal that will affect sales levels, prices and royalties realized by us.

    These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events affecting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

    You should not put undue reliance on any forward-looking statements. Please read "Risks Related to Our Business" below for important factors that could cause our actual results of operations or our actual financial condition to differ.

   RISKS RELATED TO OUR BUSINESS

     o We may not have sufficient cash from operations to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

     o A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

     o Our lessees' coal mining operations are subject to operating risks that could result in lower coal royalty revenues to us.

     o We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major operators could reduce our coal royalty revenues.

     o We may not be able to terminate our leases if any of our lessees declare bankruptcy, and we may experience delays and be unable to replace lessees that do not make royalty payments.

     o If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

     o Due to our lack of asset diversification, adverse developments in the coal industry could reduce our coal royalty revenues.

     o Any decrease in the demand for metallurgical coal could result in lower coal production by our lessees, which would thereby reduce our coal royalty revenues.

     o We may not be able to expand and our business will be adversely affected if we are unable to replace or increase our reserves or obtain other mineral reserves through acquisitions.

     o Any change in fuel consumption patterns by electric power generators resulting in a decrease in the use of coal could result in lower coal production by our lessees, which would reduce our coal royalty revenues.

     o Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more, which could adversely affect the stability and profitability of their operations and adversely affect our coal royalty revenues.

     o Competition within the coal industry may adversely affect the ability of our lessees to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

     o Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

     o Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties.

     o Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

     o Our lessees' work forces could become increasingly unionized in the future.

     o We may be exposed to changes in interest rates because our current borrowings under our revolving credit facility may be subject to variable interest rates based upon LIBOR.

ITEM 4.   CONTROLS AND PROCEDURES

    NRP carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act) within the 90 days prior to the filing date of this report. This evaluation was performed under the supervision and with the participation of NRP management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of NRP. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

    In addition, there have been no significant changes in NRP's internal controls or in other factors that could significantly affect these internal controls subsequent to the last date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are in the ordinary course of business a party to various legal proceedings. We do not believe the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits

Exhibit
Number                                  Description
-------        -----------------------------------------------------------------
3.1       --   Certificate of Limited Partnership of Natural Resource Partners
               L.P. (incorporated by reference to Exhibit 3.1 of the
               Registration Statement on Form S-1 filed April 19, 2002, File No.
               333-86582)

3.2       --   First Amended and Restated Agreement of Limited Partnership of
               Natural Resource Partners L.P., dated as of October 17, 2002
               (incorporated by reference to Exhibit 3.2 to the Annual Report on
               Form 10-K for the year ended December 31, 2002, File No.
               001-31465)

3.3       --   Certificate of Formation of NRP (Operating) LLC (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form
               S-1 filed April 19, 2002, File No. 333-86582)

3.4       --   Amended and Restated Limited Liability Company Agreement of NRP
               (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for
               the year ended December 31, 2002, File No. 001-31465)

3.5       --   Certificate of Limited Partnership of NRP (GP) LP (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form
               S-1 filed April 19, 2002, File No. 333-86582)

3.6       --   First Amended and Restated Agreement of Limited Partnership of
               NRP (GP) LP,dated as of October 17, 2002 (incorporated by
               reference to Exhibit 3.6 to the Annual Report on Form 10-K for
               the year ended December 31, 2002, File No. 001-31465)

3.7       --   Certificate of Formation of GP Natural Resource Partners LLC
               (incorporated by reference to Exhibit 3.1 of the Registration
               Statement on Form S-1 filed April 19, 2002, File No. 333-086582)

3.8       --   Second Amended and Restated Limited Liability Company of GP
               Natural Resource Partners LLC, dated as of October 17, 2002
               (incorporated by reference to Exhibit 3.8 to the Annual Report on
               Form 10-K for the year ended December 31, 2002, File No.
               001-31465)

99.1*     --   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               section 1350

99.2*     --   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               section 1350

*Filed herewith

B.       Reports on Form 8-K

        A current report on Form 8-K/A was filed on January 9, 2003 in connection with our acquisition of coal reserves from Coastal Coal Company, a subsidiary of El Paso Corporation.

        A current report on Form 8-K was filed on January 23, 2003 in connection with the declaration of our first quarter distribution and the appointment of Robert T. Blakely to our board of directors.

        A current report on Form 8-K was furnished on February 14, 2003 in connection with disclosure of fourth quarter earnings and our outlook for 2003.

        A current report on Form 8-K was filed on February 27, 2003 in connection with our acquisition of an overriding royalty interest from Alpha Natural Resources.

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

                                    NATURAL RESOURCE PARTNERS L.P.

                                    By: NRP (GP) LP, its general partner
                                    By: GP NATURAL RESOURCE
                                        PARTNERS LLC, its general partner


Date: May 15, 2003

                                    By:  /s/ CORBIN J. ROBERTSON, JR.
                                         --------------------------------------
                                         Corbin J. Robertson, Jr.,
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: May 15, 2003

                                    By:  /s/ DWIGHT L. DUNLAP
                                         --------------------------------------
                                         Dwight L. Dunlap,
                                         Chief Financial Officer and
                                         Treasurer (Principal Financial Officer)

Date: May 15, 2003

                                    By:  /s/ KENNETH HUDSON
                                         --------------------------------------
                                         Kenneth Hudson
                                         Controller
                                         (Principal Accounting Officer)

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

                                   By: /s/ DWIGHT L. DUNLAP
                                       ----------------------------------------
                                       Dwight L. Dunlap
                                       Chief Financial Officer and Treasurer

Date: May 15, 2003

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

                                      By:  /s/ CORBIN J. ROBERTSON, JR.
                                           ------------------------------------
                                           Corbin J. Robertson, Jr.
                                           Chief Executive Officer and
                                           Chairman of the Board

Date: May 15, 2003

                                INDEX TO EXHIBITS


Exhibit
Number                                  Description
-------        -----------------------------------------------------------------
3.1       --   Certificate of Limited Partnership of Natural Resource Partners
               L.P. (incorporated by reference to Exhibit 3.1 of the
               Registration Statement on Form S-1 filed April 19, 2002, File No.
               333-86582)

3.2       --   First Amended and Restated Agreement of Limited Partnership of
               Natural Resource Partners L.P., dated as of October 17, 2002
               (incorporated by reference to Exhibit 3.2 to the Annual Report on
               Form 10-K for the year ended December 31, 2002, File No.
               001-31465)

3.3       --   Certificate of Formation of NRP (Operating) LLC (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form
               S-1 filed April 19, 2002, File No. 333-86582)

3.4       --   Amended and Restated Limited Liability Company Agreement of NRP
               (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K for
               the year ended December 31, 2002, File No. 001-31465)

3.5       --   Certificate of Limited Partnership of NRP (GP) LP (incorporated by reference to Exhibit 3.5 of the Registration Statement on Form
               S-1 filed April 19, 2002, File No. 333-86582)

3.6       --   First Amended and Restated Agreement of Limited Partnership of
               NRP (GP) LP,dated as of October 17, 2002 (incorporated by
               reference to Exhibit 3.6 to the Annual Report on Form 10-K for
               the year ended December 31, 2002, File No. 001-31465)

3.7       --   Certificate of Formation of GP Natural Resource Partners LLC
               (incorporated by reference to Exhibit 3.1 of the Registration
               Statement on Form S-1 filed April 19, 2002, File No. 333-086582)

3.8       --   Second Amended and Restated Limited Liability Company of GP
               Natural Resource Partners LLC, dated as of October 17, 2002
               (incorporated by reference to Exhibit 3.8 to the Annual Report on
               Form 10-K for the year ended December 31, 2002, File No.
               001-31465)

99.1*     --   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               section 1350

99.2*     --   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               section 1350