Form 10-Q
period 2003-06-30
NATURAL RESOURCE PARTNERS LP
filed 2003-08-13
CIK 1171486

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

At August 13, 2003, there were outstanding 11,353,658 Common Units and 11,353,658 Subordinated Units.

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Natural Resource Partners L.P.:
   Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.......................       3
   Consolidated Statements of Income For the Three and Six Months Ended June 30, 2003..........       4
   Consolidated Statements of Cash Flows Six Months Ended June 30, 2003........................       5
   Notes to Consolidated Financial Statements..................................................       6
Western Pocahontas Properties Limited Partnership:
   Statements of Income For the Three and Six Months Ended June 30, 2002.......................      11
   Statement of Cash Flows For the Six Months Ended June 30, 2002..............................      12
   Notes to Financial Statements...............................................................      13
Great Northern Properties Limited Partnership:
    Statements of Income For the Three and Six Months Ended June 30, 2002......................      14
    Statement of Cash Flows For the Six Months Ended June 30, 2002 ............................      15
    Notes to Financial Statements..............................................................      16
 New Gauley Coal Corporation:
    Statements of Income For the Three and Six Months Ended June 30, 2002......................      17
    Statement of Cash Flows For the Six Months Ended June 30, 2002.............................      18
    Notes to Financial Statements..............................................................      19
Arch Coal Contributed Properties:
    Statements of Revenues and Direct Costs and Expenses - Three and Six
        Months Ended June 30, 2002.............................................................      20
    Notes to Financial Statements..............................................................      21
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
     Introduction..............................................................................      22
     Results of Operations:
     Natural Resource Partners L.P.............................................................      25
     Western Pocahontas Properties Limited Partnership.........................................      28
     Great Northern Properties Limited Partnership.............................................      30
     New Gauley Coal Corporation...............................................................      32
     Arch Coal Contributed Properties..........................................................      33
     Related Party Transactions................................................................      34
     Liquidity and Capital Resources...........................................................      35
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK............................................................................      36
ITEM 4. CONTROLS AND PROCEDURES................................................................      38
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS......................................................................      39
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................      39
ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................................      39
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS................................................................................      39
ITEM 5. OTHER INFORMATION......................................................................      39
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................      40
SIGNATURES.....................................................................................      41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NATURAL RESOURCE PARTNERS L. P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                JUNE 30,     DECEMBER 31,
                                                                 2003           2002
                                                              -----------    ------------
                                                              (UNAUDITED)
                        ASSETS

Current assets:
   Cash and cash equivalents.............................     $    14,181    $      7,753
   Accounts receivable...................................           9,600           7,593
   Accounts receivable - affiliate.......................              --           1,450
   Other.................................................             186             511
                                                              -----------    ------------
      Total current assets...............................          23,967          17,307
Property and equipment, at cost..........................         499,094         433,430
   Less accumulated depletion and amortization...........         (71,091)        (59,243)
                                                              -----------    ------------
   Net property and equipment............................         428,003         374,187
Loan financing costs, net................................           3,405           1,225
Cash held in escrow......................................          58,000              --
                                                              -----------    ------------
      Total assets.......................................     $   513,375    $    392,719
                                                              ===========    ============

            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable....................................     $       203    $        735
     Accounts payable - affiliate........................             248             667
     Current portion of long-term debt...................           9,350              --
     Accrued incentive plan expenses - current portion...             300              --
     Property and franchise taxes payable................           1,640           1,731
     Accrued interest....................................             209             200
                                                              -----------    ------------
      Total current liabilities .........................          11,950           3,333
Deferred revenue.........................................          13,035          13,252
Accrued incentive plan expenses..........................             798              --
Long-term debt  .........................................         173,650          57,500
Partners' capital:
      Common units (11,353,658 units outstanding) .......         146,803         148,646
     Subordinated units (11,353,658 units outstanding)...         161,478         163,322
     General partners' interest..........................           6,592           6,666
     Other comprehensive loss............................            (931)             --
                                                              -----------    ------------
      Total partners' capital............................         313,942         318,634
                                                              -----------    ------------
      Total liabilities and partners' capital............     $   513,375    $    392,719
                                                              ===========    ============

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS    SIX MONTHS
                                                                              ENDED          ENDED
                                                                          JUNE 30, 2003  JUNE 30, 2003
                                                                          -------------  -------------
Revenues:
   Coal royalties......................................................    $    19,188    $    34,597
   Property taxes......................................................          1,301          2,189
   Minimums recognized as revenue......................................            455          1,259
   Override royalties..................................................            200            661
   Other  .............................................................            695          1,203
                                                                            ----------     ----------
        Total revenues.................................................         21,839         39,909
Operating costs and expenses:
   Depletion and amortization..........................................          6,369         12,173
   General and administrative..........................................          2,131          4,307
   Taxes other than income  ...........................................          1,421          2,581
   Override payments...................................................             --            388
   Coal royalty payments...............................................            161            311
                                                                           -----------    -----------
        Total operating costs and expenses.............................         10,082         19,760
                                                                           -----------    -----------
Income from operations                                                          11,757         20,149
Other income (expense)
   Interest expense....................................................         (1,131)        (1,597)
   Interest income.....................................................             56            103
   Loss from interest rate hedge.......................................           (499)          (499)
                                                                           ------------   -----------
Net income  ...........................................................    $    10,183    $    18,156
                                                                           ============   ===========

   General partners' net income........................................    $       204    $       363
                                                                           ===========    ===========
   Limited partners' net income........................................    $     9,979    $    17,793
                                                                           ===========    ===========
Basic and diluted net income per limited partner unit:
   Common.............................................................     $       .44    $       .78
                                                                           ===========    ===========
   Subordinated .......................................................    $       .44    $       .78
                                                                           ===========    ===========
Weighted average number of units outstanding:
   Common                                                                       11,354         11,354
                                                                           ===========    ===========
   Subordinated........................................................         11,354         11,354
                                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS
                                                                                   ENDED
                                                                               JUNE 30, 2003
                                                                               -------------
Cash flows from operating activities:
  Net income................................................................     $   18,156
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depletion and amortization.............................................         12,173
  Change in operating assets and liabilities:
     Accounts receivable....................................................           (557)
     Other assets...........................................................         (2,180)
     Accounts payable and accrued liabilities...............................           (642)
     Deferred revenue.......................................................           (217)
     Accrued incentive plan expenses........................................            798
     Property and franchise taxes payable...................................            (91)
                                                                                 ----------
          Net cash provided by operating activities.........................         27,440
                                                                                 ----------
Cash flows from investing activities:
  Acquisition of property...................................................        (65,664)
  Cash held in escrow.......................................................        (58,000)
                                                                                 ----------
          Net cash used in investing activities.............................       (123,664)
                                                                                 ----------
Cash flows from financing activities:
  Proceeds from loans.......................................................        248,100
  Repayment of loans........................................................       (122,600)
  Distributions to partners.................................................        (21,917)
  Settlement of hedge included in other comprehensive loss..................           (931)
                                                                                 ----------
          Net cash provided by financing activities.........................        102,652
                                                                                 ----------
Net increase in cash........................................................          6,428
Cash at beginning of period.................................................          7,753
                                                                                 ----------
Cash at end of period.......................................................     $   14,181
                                                                                 ==========

Supplemental cash flow information:
  Cash paid during the period for interest..................................     $    1,416
                                                                                 ==========

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for future periods.

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

    The chief executive officer of the Partnership's managing general partner controls the general partners of WPP and GNP and is the controlling shareholder of NGCC. He also controls the general partner of the Partnership. In accordance with EITF 87-21 , "Change of Accounting Basis in Master Limited Partnership Transactions," the assets of WPP, GNP and NGCC were contributed to the Partnership at historical costs. The assets contributed by Arch Coal, Inc., which consisted solely of land and coal reserves, were recorded at their fair values.

    The Partnership engages principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States:
Appalachia, the Illinois Basin and the Western United States. The Partnership does not operate any mines. The Partnership leases coal reserves through its wholly owned subsidiary, NRP (Operating) LLC, ("NRP Operating"), to experienced mine operators under long-term leases that grant the operators the right to mine the Partnership's coal reserves in exchange for royalty payments. The Partnership's lessees are generally required to make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment.

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

3.  ACQUISITIONS

    On April 10, 2003, the Partnership acquired more than 290,000 mineral acres containing over 300 million tons of coal reserves from two subsidiaries of Alpha Natural Resources, LLC for an aggregate purchase price of $53.625 million in cash. The Partnership has, in turn, leased these reserves to the subsidiaries of Alpha Natural Resources, which will mine the coal and pay royalties to the Partnership. The acquisition was effective as of April 1, 2003. Funding for this acquisition was obtained from the Partnership's recently increased credit facility. These reserves, which are primarily underground, are associated with 18 mines, 11 leases, and 8 operators in Virginia. The properties are adjacent to the Partnership's VICC property acquired from El Paso Corporation last December, which is operated by another subsidiary of Alpha Natural Resources, LLC.

    On June 30, 2003, the Partnership entered into an agreement to acquire approximately 78 million tons of proven coal reserves and an overriding royalty interest on additional coal from subsidiaries of PinnOak Resources, LLC for $58 million. Simultaneous with the execution of the purchase and sale agreement, the Partnership placed the $58 million purchase price into an escrow account to be released at closing. The Partnership will lease the reserves back to other subsidiaries of PinnOak Resources that will mine the reserves and pay royalties to the Partnership. The overriding royalty interest will be paid to the Partnership on third party coal mined and processed by PinnOak Resources through its preparation plants on these properties, which is anticipated to be at least 36 million tons. The properties consist of coal reserves at two separate mine complexes: the Pinnacle mine in Pineville, West Virginia and the Oak Grove mine near Birmingham, Alabama. PinnOak Resources produces low volatile metallurgical coal from these longwall mines and has onsite preparation plants.

4. PROPERTY AND EQUIPMENT

   Property and equipment includes:

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2003          2002
                                                                                        ------------  ------------
                                                                                        (UNAUDITED)
                                                                                             (IN THOUSANDS)
Land.............................................................................       $     13,532  $     13,532
Coal properties..................................................................            477,098       411,434
Other............................................................................              8,464         8,464
                                                                                        ------------  ------------
                                                                                        $    499,094  $    433,430
                                                                                        ============  ============

5.  REVOLVING CREDIT FACILITY

    In connection with the Partnership's initial public offering, its wholly owned operating subsidiary, NRP Operating, entered into a three-year, $100 million revolving credit facility. On April 4, 2003, NRP Operating increased the borrowing capacity under the credit facility to $175 million. The amended credit facility includes increased commitments from the original bank syndicate, led by PNC Bank, as well as commitments from three new banks. The revolving credit facility includes a $12.0 million distribution loan sub-limit that can be used for funding quarterly distributions. The remainder of the revolving credit facility is available for general limited partnership and limited liability company purposes, including future acquisitions, but may not be used to fund quarterly distributions.

    On June 19, 2003, simultaneous with NRP Operating's issuance of senior notes, NRP Operating adopted a second amendment to its credit facility. This amendment permitted NRP Operating to issue senior unsecured notes through a private placement in an amount up to $175 million, with a portion of the proceeds to be used to reduce the outstanding balance on the revolving credit facility. This amendment also increased the leverage ratio from 2.75 to 1.00 to
3.50 to 1.00. At June 30, 2003, NRP Operating had $58.0 million outstanding under this credit facility.

6.  LONG TERM SENIOR NOTES

    On June 19, 2003, NRP Operating closed a private placement of $125 million of senior unsecured notes and committed to issue an additional $50 million of senior notes on or prior to September 19, 2003 at the same interest rates. The senior notes include:

        - $50 million of 5.55% senior notes due 2023, with a 10-year average life;

        - $50 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

        -   $25 million of 5.55% senior notes due 2013

    Proceeds from the private placement were used to repay borrowings under NRP Operating's existing revolving credit facility and for expenses associated with the transaction. In anticipation of the private placement on May 12, 2003, NRP Operating entered into a treasury rate hedge with respect to $50 million of the senior notes. In conjunction with the closing of the private placement, NRP Operating paid $1.4 million to settle this treasury rate hedge. Of the $1.4 million paid for the settlement, approximately $0.9 million will be amortized into expense over 20 years, and the balance of approximately $0.5 million has been expensed currently and classified as other income (expense) in the income statement.

7.  RELATED PARTY TRANSACTIONS

    Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of the Partnership's general partner, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were approximately $0.2 million and approximately $0.5 million for the three and six months ended June 30, 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

    Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership and allocated a portion of its overhead for the period ending June 30, 2003 to the Partnership. The total expenses charged to the Partnership under this arrangement were approximately $0.5 million and approximately $1.0 million for the three and six months ended June 30, 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

    At June 30, 2003, the Partnership had accounts payable to affiliates of approximately $0.2 million, which includes overhead reimbursements to Quintana Minerals Corporation and Western Pocahontas Properties of approximately $0.1 million and $0.1 million, respectively.

8.  COMMITMENTS AND CONTINGENCIES

    LEGAL

    The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership's financial position, liquidity or operations.

Environmental Compliance

    The operations conducted on the Partnership's properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership's coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because the Partnership has no employees, Western Pocahontas employees make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any lessee's failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended June 30, 2003. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. However, in the event any of the Partnership's lessees are unable to complete its reclamation obligations and their bonding company likewise fails to meet the obligations or provide money to the state to perform the reclamation, the Partnership could be held liable for these costs. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal, Inc., jointly and severally, until October 17, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering. The environmental indemnity is limited to a maximum of $10.0 million.

9.  MAJOR LESSEES

    The Partnership depends on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

                                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30, 2003         JUNE 30, 2003
                                                                REVENUES    PERCENT    REVENUES   PERCENT
                                                                --------    -------    --------   -------
                                                                   (IN THOUSANDS)        (IN THOUSANDS)
                                                                    (UNAUDITED)           (UNAUDITED)
Lessee A...................................................      $4,707        22%      $6,813       17%
Lessee B...................................................      $3,028        14%      $5,441       14%
Lessee C...................................................      $2,286        11%      $4,290       11%
Lessee D...................................................      $2,106        10%      $4,248       11%

10. INCENTIVE PLANS

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

     Unit options under the Plan have an exercise price that may not be less than the fair market value of the units on the date of grant. In general, units become exercisable over a period determined by the compensation committee. The compensation committee may provide for an acceleration of vesting based upon the achievement of specified financial objectives. In addition, the units will become exercisable upon a change in control as described for restricted units above. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's options are automatically forfeited unless and to the extent, the compensation committee provides otherwise. Upon exercise of a unit option, GP Natural Resource Partners LLC will acquire common units as describe above for restricted units.

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

     At June 30, 2003, 87,429 restricted units and 200,157 unit options have been granted under the Plan and 53,024 units remained available to be issued. The Partnership accrued expenses to be reimbursed to GP Natural Resource Partners LLC of $798,000 for the six months ended June 30, 2003 related to these plans.

11. SUBSEQUENT EVENTS

    On July 11, 2003, the Partnership completed its acquisition of approximately 78 million tons of proven coal reserves and an overriding royalty interest on additional coal from subsidiaries of PinnOak Resources, LLC for $58 million. The $58 million purchase price had been placed into an escrow account on June 30, 2003 in connection with the execution of the purchase and sale agreement. The transaction was initially funded through the Partnership's existing credit facility. On September 19, 2003, $50 million of the borrowings will be converted to long-term debt in connection with the Partnership's commitment to issue additional senior notes under the Note Purchase Agreement dated June 19, 2003.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS      SIX MONTHS
                                                                 ENDED           ENDED
                                                             JUNE 30, 2002   JUNE 30, 2002
                                                             -------------   -------------
Revenues:
     Coal royalties.......................................     $    5,534      $   10,313
     Timber royalties.....................................            995           1,618
     Gain on sale of property.............................             24              85
     Property taxes.......................................             51             638
     Other................................................            534             745
                                                               ----------      ----------
          Total revenues..................................          7,138          13,399
Expenses:
     General and administrative...........................            726           1,549
     Taxes other than income..............................             85             782
     Depreciation, depletion and amortization.............            770           1,477
                                                               ----------      ----------
          Total expenses..................................          1,581           3,808
                                                               ----------      ----------
Income from operations....................................          5,557           9,591
Other income (expenses):
     Interest expense.....................................         (1,607)         (2,929)
     Interest income......................................             38              73
     Reversionary interest................................             --            (561)
                                                               ----------      -----------
Net income................................................     $    3,988      $    6,174
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS
                                                                                ENDED
                                                                           JUNE 30, 2002
                                                                           -------------
Cash flows from operating activities:
  Net income............................................................     $    6,174
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization............................          1,477
    Gain on sale of property............................................            (85)
    Change in operating assets and liabilities
       Accounts receivable..............................................         (1,534)
       Other assets.....................................................              8
       Accrued liabilities..............................................             96
       Deferred revenues................................................            621
       Reversionary interest payable....................................           (865)
                                                                             ----------
         Net cash provided by operating activities......................          5,892
Cash flows from investing activities:
  Proceeds from sale of properties......................................             86
  Capital expenditures..................................................        (35,123)
                                                                             ----------
         Net cash used in investing activities..........................        (35,037)
Cash flows from financing activities:
  Proceeds from financing...............................................         45,000
  Deferred financing costs..............................................         (1,289)
  Repayment of notes payable............................................         (7,848)
  Repayment of debt.....................................................         (1,456)
  Distributions to partners.............................................         (3,500)
  Cash placed in restricted accounts, net...............................            (31)
  Cash placed in escrow.................................................          1,000
                                                                             ----------
         Net cash provided by financing activities......................         31,876
Net increase in cash and cash equivalents...............................          2,731
Cash and cash equivalents at beginning of period........................          4,415
                                                                              ---------
Cash and cash equivalents at end of period..............................     $    7,146
                                                                             ==========

Supplemental cash flow information:
  Cash paid during the period for interest..............................     $    2,929
                                                                             ==========

   The accompanying notes are an integral part of these financial statements.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

2.  RELATED PARTY TRANSACTIONS

    A company controlled by the owner of WPC provides certain administrative services to the Partnership and charges the Partnership for the direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were approximately $81,000 and $191,000 for the three and six month periods ended June 30, 2002, respectively. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

    The Partnership has a management contract to provide certain management, engineering and accounting services to Great Northern Properties Limited Partnership ("GNP"), a limited partnership which has certain common ownership with the Partnership. The contract provides for a $250,000 annual fee, which is intended to reimburse the Partnership for its expense. The fees for the three and six month periods ended June 30, 2002, were $62,500 and $125,000, respectively, and are included in other revenue in the accompanying statement of income. The contract may be canceled upon 90 days advance notice by GNP.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                             JUNE 30, 2002   JUNE 30, 2002
                                                             -------------   -------------
Revenues:
     Coal royalties......................................      $    1,998      $    3,442
     Lease and easement income...........................              95             234
     Other...............................................             131             224
                                                               ----------      ----------
          Total revenues.................................           2,224           3,900
Expenses:
     General and administrative..........................             143             273
     Taxes other than income.............................              39              44
     Depletion and amortization..........................             507           1,203
                                                               ----------      ----------
          Total expenses.................................             689           1,520
                                                               ----------      ----------
Income from operations...................................           1,535           2,380
Other income (expenses):
     Interest expense....................................            (579)         (1,141)
     Interest income.....................................              26              65
                                                               ----------      ----------
Net income...............................................      $      982      $    1,304
                                                               ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS
                                                                               ENDED
                                                                           JUNE 30, 2002
                                                                           -------------
Cash flows from operating activities:
  Net income.........................................................       $     1,304
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depletion and amortization......................................             1,203
     Deferred revenue................................................               290
     Change in operating assets and liabilities
       Accounts receivable...........................................               (45)
       Other assets..................................................                 7
       Accounts payable and accrued interest.........................               (58)
                                                                            -----------
          Net cash provided by operating activities..................             2,701
                                                                            -----------
Cash flows from investing activities:
          Net cash provided by investing activities..................                --
                                                                            -----------
Cash flows from financing activities:
  Repayment of debt..................................................              (750)
  Partners' distributions............................................              (661)
  Cash placed in restricted accounts, net............................            (1,062)
                                                                            -----------
          Net cash used in financing activities......................            (2,473)
                                                                            -----------
Net increase in cash and cash equivalents............................               228
Cash and cash equivalents at beginning of period.....................               749
                                                                            -----------
Cash and cash equivalents at end of period...........................       $       977
                                                                            ===========

Supplemental cash flow information:
  Cash paid during the period for interest...........................       $     1,126
                                                                            ===========

   The accompanying notes are an integral part of these financial statements.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

2.  RELATED PARTY TRANSACTIONS

    The Partnership has a management contract to receive management, engineering and accounting services from Western Pocahontas Properties Limited Partnership ("WPP"), a limited partnership which has some common ownership with the Partnership. The contract provides for a $250,000 fee to be paid annually, of which $62,500 and $125,000 are reflected in general and administrative expenses in the statements of income for the three and six month periods ended June 30, 2002, respectively. The contract may be canceled upon 90 days advance notice to the Partnership.

                           NEW GAULEY COAL CORPORATION

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS     SIX MONTHS
                                                                      ENDED           ENDED
                                                                  JUNE 30, 2002   JUNE 30, 2002
                                                                  -------------   -------------
Revenues:
     Coal royalties............................................     $      410     $       938
     Other.....................................................             52              52
                                                                   -----------     -----------
          Total revenues.......................................            462             990
Expenses:
     General and administrative................................             40              59
     Taxes other than income...................................             (1)             11
     Depletion and amortization................................             47              79
                                                                   -----------     -----------
          Total expenses.......................................             86             149
                                                                   -----------     -----------
Income from operations.........................................            376             841
Other income (expenses):
     Interest expense..........................................            (32)            (64)
     Interest income...........................................              7              15
     Reversionary interest.....................................             --             (34)
                                                                   -----------     -----------
Net income.....................................................    $       351     $       758
                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                           NEW GAULEY COAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTHS
                                                                          ENDED
                                                                      JUNE 30, 2002
                                                                      -------------
Cash flows from operating activities:
  Net income....................................................       $       758
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion and amortization.................................                79
     Decrease in deferred revenues..............................              (278)
     Change in operating assets and liabilities
       Accounts receivable......................................                 4
       Other assets.............................................               (23)
       Accrued liabilities......................................               (65)
                                                                       -----------
          Net cash provided by operating
            activities..........................................               475
                                                                       -----------
Cash flows from investing activities:
          Net cash used in investing activities.................                --
                                                                       -----------
Cash flows from financing activities:
  Repayment of debt.............................................               (49)
  Dividends.....................................................              (400)
                                                                       -----------
          Net cash used in financing activities.................              (449)
                                                                       -----------
Net increase in cash and cash equivalents.......................                26
Cash and cash equivalents at beginning of period................               399
                                                                       -----------
Cash and cash equivalents at end of period......................       $       425
                                                                       ===========

Supplemental cash flow information:
  Cash paid during the period for interest......................       $        64
                                                                       ===========

   The accompanying notes are an integral part of these financial statements.

                           NEW GAULEY COAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

                        ARCH COAL CONTRIBUTED PROPERTIES

              STATEMENTS OF REVENUES AND DIRECT COSTS AND EXPENSES
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS     SIX MONTHS
                                                          ENDED          ENDED
                                                      JUNE 30, 2002  JUNE 30, 2002
                                                      -------------  -------------
Revenues
     Coal royalties.................................    $   4,529      $   8,880
     Other royalties................................          477            925
     Property taxes.................................          269            538
                                                        ---------      ---------
          Total revenues............................        5,275         10,343
                                                        ---------      ---------
Direct Costs and Expenses
     Depletion......................................        1,500          2,969
     Property taxes.................................          269            538
     Other expense..................................          214            411
                                                        ---------      ---------
          Total expenses............................        1,983          3,918
                                                        ---------      ---------
Excess of revenue over direct costs and expenses....    $   3,292      $   6,425
                                                        =========      =========

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

2.  RELATED PARTY TRANSACTIONS

     Certain of the Contributed Properties were leased to affiliates of Arch Coal that mine on the properties. Contracted royalty rates from these affiliates ("affiliate royalties") for the three and six months ended June 30, 2002 were 6.5% of the gross sales price of coal sold from the property using underground mining methods and 7.5% of the gross sales price of coal sold from the property using surface mining methods, which are similar to those that are received from third parties. Affiliate royalties amounted to $2.4 and $4.8 million for the three and six months ended June 30, 2002.

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

    We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of June 30, 2003, our reserves were located on 49 separate properties and were subject to 107 leases with 46 lessees. For the six months ended June 30, 2003, approximately 57% of the coal produced from our properties came from underground mines and 43% came from surface mines. As of June 30, 2003, approximately 62% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which meets the standards imposed by the Clean Air Act and constitutes at least 20% of our reserves. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. In the six months ended June 30, 2003, our lessees produced 21.2 million tons of coal from our properties and our coal royalty revenues, including minimum royalties, totaled $35.9 million.

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

    The majority of our coal is produced by nine publicly held companies with professional and sophisticated sales departments. We estimate that 80% of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. Coal supply contracts with terms of one year or more are becoming increasingly rare. Thus, our coal royalty revenue stream is increasingly affected by changes in market price of coal. Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions.

    During the first half of 2003, approximately 20% of our coal royalty revenues were from metallurgical coal. Prices of metallurgical coal have remained relatively stable in the past two years. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal can also be used as steam coal. However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may close. In addition to coal royalty revenue, we generate nominal revenue from rentals, royalties on oil and gas and coalbed methane leases, an overriding royalty arrangement and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

    Most lessees are required to reimburse us for property taxes paid on the leased property. These property tax reimbursements are shown as revenue in the financial statements. The corresponding property tax expenses are included as "taxes other than income." Property tax expenses are higher than property tax revenue because certain properties are unleased and, therefore, no reimbursements are received.

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

ACQUISITIONS

    Alpha Acquisition. On April 10, 2003, we acquired more than 290,000 mineral acres containing over 300 million tons of coal reserves from two subsidiaries of Alpha Natural Resources, LLC for an aggregate purchase price of $53.625 million in cash. We have, in turn, leased these reserves to the subsidiaries of Alpha Natural Resources, which will mine the coal and pay royalties to us. The acquisition was effective as of April 1, 2003. Funding for this acquisition was obtained from our recently increased credit facility. These reserves, which are primarily underground, are associated with 18 mines, 11 leases, and 8 operators in Virginia. The properties are adjacent to our VICC property acquired from El Paso Corporation last December, which is operated by another subsidiary of Alpha Natural Resources, LLC.

    PinnOak Acquisition. On June 30, 2003, we entered into an agreement to acquire approximately 78 million tons of proven coal reserves and an overriding royalty interest on additional coal from subsidiaries of PinnOak Resources, LLC for $58 million. Simultaneous with the execution of the purchase and sale agreement, we placed the $58 million purchase price into an escrow account to be released at closing. We will lease the reserves back to other subsidiaries of PinnOak Resources that will mine the reserves and pay royalties to us. The overriding royalty interest will be paid to us on third party coal mined and processed by PinnOak Resources through its preparation plants on these properties, which is anticipated to be at least 36 million tons. The properties consist of coal reserves at two separate mine complexes: the Pinnacle mine in Pineville, West Virginia and the Oak Grove mine near Birmingham, Alabama. PinnOak Resources produces low volatile metallurgical coal from these longwall mines and has onsite preparation plants. Over 85% of the current production is under contract for use primarily by the steel industry both domestically and abroad, including approximately 35% contracted to United States Steel Corporation and a similar amount slated for export.

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

    In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which supercedes EITF No. 94-3, "Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity". SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant impact on our financial statements.

RESULTS OF OPERATIONS

NATURAL RESOURCE PARTNERS L.P.

                                                            THREE MONTHS           SIX MONTHS
                                                               ENDED                  ENDED
                                                           JUNE 30, 2003          JUNE 30, 2003
                                                           -------------          ------------
                                                           (IN THOUSANDS, EXCEPT PER TON DATA)
                                                                       (UNAUDITED)
Revenues:
  Coal royalties........................................   $      19,188          $      34,597
  Property taxes........................................           1,301                  2,189
  Minimums recognized as revenue........................             455                  1,259
  Override royalties....................................             200                    661
  Other.................................................             695                  1,203
                                                           -------------          -------------
  Total revenues........................................          21,839                 39,909
Expenses:
  Depletion and amortization............................           6,369                 12,173
  General and administrative............................           2,131                  4,307
  Taxes other than income...............................           1,421                  2,581
  Override payments.....................................              --                    388
  Coal royalty payments.................................             161                    311
                                                           -------------          -------------
  Total expenses........................................          10,082                 19,760
                                                           -------------          -------------
Income from operations..................................          11,757                 20,149
Other income (expense):
  Interest expense......................................          (1,131)                (1,597)
  Interest income.......................................              56                    103
  Loss from interest rate hedge.........................            (499)                  (499)
                                                           -------------          -------------
Net income..............................................   $      10,183          $      18,156
                                                           =============          =============
Other Data:
Coal royalties
  Appalachia............................................   $      16,886          $      29,599
  Illinois Basin........................................             970                  1,835
  Northern Powder River Basin...........................           1,332                  3,163
                                                           -------------          -------------
     Total .............................................   $      19,188          $      34,597
                                                           =============          =============
Production
  Appalachia............................................           9,464                 16,960
  Illinois Basin........................................             829                  1,550
  Northern Powder River Basin...........................           1,083                 2,684
                                                           -------------          -------------
     Total .............................................   $      11,376          $      21,194
                                                           =============          =============
Average gross royalty per ton
  Appalachia............................................   $        1.78          $        1.75
  Illinois Basin........................................            1.17                   1.18
  Northern Powder River Basin...........................   $        1.23          $        1.18
                                                           -------------          -------------
     Total                                                 $        1.69          $        1.63
                                                           =============          =============

THREE MONTHS ENDED JUNE 30, 2003

    Revenues. For the three month period ending June 30, 2003, coal royalty revenues were $19.2 million on 11.4 million tons of coal produced. Approximately 83% of the coal tonnage produced came from the Appalachian region, 10% from the Northern Powder River Basin and 7% from the Illinois Basin. The results include coal royalty revenues generated from our acquisition of over 300 million tons of coal reserves acquired from Alpha Natural Resources in April.

    Expenses. For the three month period ending June 30, 2003, total expenses were $10.1 million, including depletion and amortization of $6.4 million, or 63%, general and administrative expense of $2.1 million, or 21%, and taxes other than income of $1.4 million, or 14%. General and administrative expenses consist of compensation expense of $1.4 million, including $0.7 million for the expected reimbursement of the general partner for compensation awards granted by the board of directors in February. Also contributing to general and administrative expense were charges relating to the year-end audit, tax returns and annual report expense. Taxes other than income include property taxes of $1.2 million and state franchise taxes of $0.2 million.

SIX MONTHS ENDED JUNE 30, 2003

    Revenues. For the six months ended June 30, 2003, coal royalty revenues were $34.6 million on 21.2 million tons of coal produced. Approximately 80% of the coal tonnage produced came from the Appalachian region, 13% from the Northern Powder River Basin and 7% from the Illinois Basin. The results include coal royalty revenues generated from our acquisition of over 300 million tons of coal reserves acquired from Alpha Natural Resources in April.

    Expenses. For the six months ended June 30, 2003, total expenses were $19.8 million, including depletion and amortization of $12.2 million, or 62%, general and administrative expense of $4.3 million, or 22%, and taxes other than income of $2.6 million, or 13%. General and administrative expenses consist of compensation expense of $2.4 million, including $0.8 million for the expected reimbursement of the general partner for compensation awards granted by the board of directors in February.

THREE AND SIX MONTH COMPARISON OF OPERATING STATISTICS

    The following table sets forth coal royalty revenues, production, and average gross royalty per ton from our properties for the three and six months ending June 30, 2003 and 2002, respectively. The coal royalty revenues and production for 2002 are from properties that were contributed to us on October 17, 2002. Coal royalty revenues were generated from the properties in each of the following areas: Appalachia, Illinois Basin and Northern Powder River Basin.

                              OPERATING STATISTICS
                       (IN THOUSANDS, EXCEPT PER TON DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                             ENDED            ENDED           ENDED          ENDED
                                                         JUNE 30, 2003   JUNE 30, 2002    JUNE 30, 2003  JUNE 30, 2002
                                                         -------------   -------------    -------------  -------------
Coal Royalties
  Appalachia...........................................   $    16,886      $   9,703       $   29,599      $  18,526
  Illinois Basin.......................................           970            706            1,835          1,284
  Northern Powder River Basin..........................         1,332          1,294            3,163          2,659
                                                          -----------      ---------       ----------      ---------
       Total ..........................................   $    19,188      $  11,703       $   34,597      $  22,469
                                                          ===========      =========       ==========      =========
Production
  Appalachia...........................................         9,464          5,317           16,960         10,335
  Illinois Basin.......................................           829            554            1,550          1,018
  Northern Powder River Basin..........................         1,083          1,114            2,684          2,382
                                                          -----------      ---------       ----------      ---------
       Total ..........................................        11,376          6,985           21,194         13,735
                                                          ===========      =========       ==========      =========
Average gross royalty per ton
  Appalachia...........................................   $      1.78      $    1.82       $     1.75      $    1.79
  Illinois Basin.......................................          1.17           1.27             1.18           1.26
  Northern Powder River Basin..........................          1.23           1.16             1.18           1.12
                                                          -----------      ---------       ----------      ---------
       Total ..........................................   $      1.69      $    1.68       $     1.63      $    1.64
                                                          ===========      =========       ==========      =========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

    Coal royalty revenues for the three months ended June 30, 2003 were $19.2 million compared to $11.7 million for the three months ended June 30, 2002, an increase of $7.5 million, or 64%. Production increased by 4.4 million tons, or 63%, from 7.0 million tons to 11.4 million tons. The increases in production and coal royalties were primarily due to:

    Appalachia. Production from the properties we acquired from El Paso in December 2002 and Alpha Natural Resources in February and April 2003 resulted in production of 3.5 million tons and coal royalty revenues of $5.7 million. Production from our West Fork property increased from 612,000 tons to 730,000 tons, and coal royalty revenues increased from $1.4 to $1.6 million because a longwall mine moved onto the property from adjacent property. On our Dorothy-Sarita property, production increased from 248,000 tons to 466,000 tons and royalty revenues increased from $493,000 to $899,000 due to the resumption of mining at a temporarily idled mine. On our Boone Lincoln property, production increased from 25,000 tons to 197,000 tons, and royalty revenue increased from $52,000 to $366,000 due to the restarting of a previously idle mine and an increase in the proportion of surface mined tonnage on our property, which yields a higher per ton royalty than underground mining. On our Davis Lumber property, production increased from zero to 188,000 tons and coal royalty revenues increased from $0 to $284,000 in coal royalties.

    Illinois Basin. On our Cummings/Hocking Wolford property, production increased from 241,000 tons to 465,000 tons, and coal royalty revenues increased from $244,000 to $476,000 due to a higher proportion of production being on our property instead of adjacent property.

    Northern Powder River. Production from our Western Energy property increased from 645,000 tons to 901,000 tons, and coal royalty revenues increased from $860,000 to $1.2 million. This increase was due to a higher proportion of the production coming from our property instead of adjacent property, which is typical of the variations in production resulting from the checkerboard ownership of this mine. This was offset by lower production at our Big Sky property from 468,000 tons to 183,000 tons and royalty revenue decreased from $434,000 to $169,000. This was due to a higher proportion of tonnage being mined from adjacent property.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

    Coal royalty revenues for the six months ended June 30, 2003 were $34.6 million compared to $22.5 million for the six months ended June 30, 2002, an increase of $12.1 million, or 54%. Production increased by 7.5 million tons, or 55%, from 13.7 million tons to 21.2 million tons. The increases in production and coal royalties were primarily due to:

    Appalachia. Production from the properties we acquired from El Paso in December 2002 and Alpha Natural Resources in February and April 2003 resulted in production of 5.4 million tons and coal royalty revenues of $8.3 million. Production from our West Fork property increased from 718,000 tons to 1.3 million tons, and coal royalty revenues increased from $2.6 million to $2.9 million because a longwall mine moved onto our property from adjacent property. On our Dorothy-Sarita property, production increased from 396,000 tons to 833,000 tons and coal royalty revenues increased from $798,000 to $1.7 million due to the resumption of mining at a temporarily idled mine. On our Davis Lumber property, production increased from zero tons to 370,000 tons, and coal royalty revenues increased from $0 to $501,000 due to the resumption of mining at a temporarily idled mine. On our Kingston property, production increased from 475,000 tons to 709,000 tons and coal royalty revenues increased from $777,000 to $1.2 million due to a new mine, which started in early 2002, reaching full production.

    Illinois Basin. On our Cummings/Hocking Wolford property, production increased from 426,000 tons to 860,000 tons, and coal royalty revenues increased from $423,000 to $893,000 due to a higher proportion of production being on our property instead of adjacent property.

    Northern Powder River. Production from our Western Energy property increased from 1.4 million tons to 2.1 million tons, and coal royalty revenues increased from $1.8 million to $2.6 million. This increase was due to a higher proportion of the production coming from our property instead of adjacent property, which is typical of the variations in production resulting from the checkerboard ownership of this mine. This was partially offset by a decrease in production at our Big Sky property where production decreased from 933,000 tons to 567,000 tons, and coal royalty revenues decreased from $866,000 to $525,000. This decrease was due to a higher proportion of the production coming from adjacent property, which is typical of the variations in production resulting from the checkerboard ownership of this mine.

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                                                              THREE MONTHS       SIX MONTHS
                                                                 ENDED              ENDED
                                                              JUNE 30, 2002     JUNE 30, 2002
                                                              -------------     -------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                      PER TON DATA)
                                                                       (UNAUDITED)
Revenues:
     Coal royalties.......................................     $    5,534        $   10,313
     Timber royalties.....................................            995             1,618
     Gain on sale of property.............................             24                85
     Property taxes.......................................             51               638
     Other................................................            534               745
                                                               ----------        ----------
          Total revenues..................................          7,138            13,399
Expenses:
     General and administrative...........................            726             1,549
     Taxes other than income..............................             85               782
     Depreciation, depletion and amortization.............            770             1,477
                                                               ----------        ----------
          Total expenses..................................          1,581             3,808
                                                               ----------        ----------
Income from operations....................................          5,557             9,591
Other income (expenses):
     Interest expense.....................................         (1,607)           (2,929)
     Interest income......................................             38                73
     Reversionary interest................................             --              (561)
                                                               ----------        ----------
Net income................................................     $    3,988        $    6,174
                                                               ==========        ==========

Production................................................          3,047             5,724
Average gross royalty per ton.............................     $     1.82        $     1.80

THREE MONTHS ENDED JUNE 30, 2002

    Revenues. Total revenues for the three months ended June 30, 2002 were $7.1 million, of which coal royalty revenues were $5.5 million, or 77%. Coal production during the period was 3.0 million tons, with an average gross royalty rate per ton of $1.82. The following properties were the major contributors to revenue:

    Appalachia. Production from our West Fork property was 612,000 tons, which generated coal royalty revenues of $1.4 million. Production from our Evans-Laviers property was 731,000 tons, which generated coal royalty revenues of $1.0 million. Production from our Eunice property was 570,000 tons, which generated coal royalty revenues of $1.0 million. Seventeen other properties contributed 1.1 million tons generating $2.2 million in revenue.

    Timber revenues for the three months ended June 30, 2002 were $1.0 million. Other revenues were $0.5 million, including $0.2 for wheelage income and $0.2 for oil and gas related income.

    Expenses. Aggregate expenses for the three months ended June 30, 2002 were $1.6 million, including $726,000 of general and administrative expenses and $770,000 of expenses related to depletion and amortization.

    Other Income (Expense). Interest expense was $1.6 million for three months ended June 30, 2002.

    Net Income. Net income was $4.0 million for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002

    Revenues. Total revenues for the six months ended June 30, 2002 were $13.4 million, of which coal royalty revenues were $10.3 million, or 77%. Coal production during the period was 5.7 million tons, with an average gross royalty rate per ton of $1.80. The following properties were the major contributors to revenue:

    Appalachia. Production from our Eunice property was 1.3 million tons, which generated coal royalty revenues of $2.4 million. Production from our Evans-Laviers property was 1.6 million tons, which generated coal royalty revenues of $2.1 million. Production from our West Fork property was 718,000 tons, which generated coal royalty revenues of $1.6 million. Seventeen other properties contributed 2.1 million tons generating $4.2 million in revenue.

    Timber revenues for the six months ended June 30, 2002 were $1.6 million. Other revenues were $1.5 million, including $0.6 million in property tax revenues for amounts reimbursed by our lessees. Other income was $0.7 million, of which $0.3 million was from wheelage income, $0.2 million was attributable to lease and easement income and another $0.1 was from management fees charged to Great Northern Properties Limited Partnership for the six months ended June 30, 2002.

    Expenses. Aggregate expenses for the six months ended June 30, 2002 were $3.8 million, including $1.5 million of general and administrative expenses and $1.5 million of expenses related to depletion and amortization.

    Other Income (Expense). Interest expense was $2.9 million for six months ended June 30, 2002.

    Reversionary Interest. The previous owner of Western Pocahontas Properties Limited Partnership's coal and timber properties (CSX Corporation and certain of its affiliates) retained a reversionary interest in those properties whereby it received either a 25% or 28% interest in the properties and the net revenues of the properties after July 1, 2001, and in the net proceeds of any property sale occurring prior to July 1, 2001. Western Pocahontas purchased the reversionary interest related to its Kentucky properties in December 2001 and the remainder of the interest in March 2002. For the six months ended June 30, 2002, Western Pocahontas incurred $0.6 million of expenses related to the reversionary interest.

    Net Income. Net income was $6.2 million for the six months ended June 30, 2002.

GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                             JUNE 30, 2002  JUNE 30, 2002
                                                             -------------  -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                     PER TON DATA)
                                                                      (UNAUDITED)
Revenues:
     Coal royalties......................................     $    1,998     $    3,442
     Lease and easement income...........................             95            234
     Other...............................................            131            224
                                                              ----------     ----------
          Total revenues.................................          2,224          3,900
Expenses:
     General and administrative..........................            143            273
     Taxes other than income.............................             39             44
     Depletion and amortization..........................            507          1,203
                                                              ----------     ----------
          Total expenses.................................            689          1,520
                                                              ----------     ----------
Income from operations...................................          1,535          2,380
Other income (expenses):
     Interest expense....................................           (579)        (1,141)
     Interest income.....................................             26             65
                                                              ----------     ----------
Net income...............................................     $      982     $    1,304
                                                              ==========     ==========

Production...............................................          1,720          3,590
Average gross royalty per ton............................     $     1.16     $      .96

THREE MONTHS ENDED JUNE 30, 2002

    Revenues. Total revenues for the three months ended June 30, 2002 were $2.2 million, of which coal royalty revenues were $2.0 million, or 91%. Coal production for the period was 1.7 million tons, with average gross royalty rate per ton of $1.16. Coal royalty revenues were attributed to the following:

    Northern Powder River. Production from our Western Energy property was 646,000 tons, which generated coal royalty revenues of $860,000. Production from our Big Sky property was 468,000 tons, which generated coal royalty revenues of $434,000.

    Expenses totaled $0.7 million of which includes $0.1 million of general and administrative expenses that primarily consist of $62,500 of fees paid to Western Pocahontas Properties under a management agreement and $0.5 million of depletion and amortization.

    Other Income (Expense). Interest expense was $0.6 million for the three months ended June 30, 2002.

    Net Income. Net income was $1.0 million for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002

    Revenues. Total revenues for the six months ended June 30, 2002 were $3.9 million, of which coal royalty revenues were $3.4 million or 88%. Coal production for six months ended June 30, 2002 was 3.6 million tons, with average gross royalty rate per ton of $0.96. Coal royalty revenues were attributed to the following:

    Northern Powder River. Production from our Western Energy property was 1.4 million tons, which generated coal royalty revenues of $1.8 million. Production from our Big Sky property was 933,000 tons, which generated coal royalty revenues of $866,000.

    Expenses totaled $1.5 million, which includes $0.3 million of general and administrative expenses that primarily consist of $125,000 of fees paid to Western Pocahontas Properties under a management agreement and $1.2 million of depletion and amortization.

    Other Income (Expense). Interest expense was $1.1 million for the six months ended June 30, 2002.

    Net Income. Net income was $1.3 million for the six months ended June 30, 2002.

NEW GAULEY COAL CORPORATION

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                             JUNE 30, 2002  JUNE 30, 2002
                                                             -------------  -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                     PER TON DATA)
                                                                      (UNAUDITED)
Revenues:
     Coal royalties......................................     $      410     $      938
     Other...............................................             52             52
                                                              ----------     ----------
                                                                     462            990
Expenses:
     General and administrative..........................             40             59
     Taxes other than income.............................             (1)            11
     Depletion and amortization..........................             47             79
                                                              ----------     ----------
          Total expenses.................................             86            149
                                                              ----------     ----------
Income from operations...................................            376            841
Other income (expenses):
     Interest expense....................................            (32)           (64)
     Interest income.....................................              7             15
     Reversionary interest...............................             --            (34)
                                                              ----------     ----------
Net income...............................................     $      351     $      758
                                                              ==========     ==========

Production...............................................            133            311
Average gross royalty per ton............................     $     3.08     $     3.02

THREE MONTHS ENDED JUNE 30, 2002

    Revenues. Total revenue for the three months ended June 30, 2003 was $462,000, of which coal royalty revenues were $410,000, or 87%, on production of 133,000 tons. New Gauley has producing properties on two leases. The Alabama property produced 77,000 tons, generating coal royalty revenues of $265,000. Production from our West Virginia property was 57,000 tons, which generated coal royalty revenues of $145,000.

    Expenses. Aggregate expenses for the three months ended June 30, 2002, were $86,000 of which $47,000, or 55%, was from depletion and amortization.

    Net Income. Net income was $351,000 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002

    Revenues. Total revenue for the six months ended June 30, 2003 was $990,000, of which coal royalty revenues were $938,000, or 95%, on production of 311,000 million tons. New Gauley has producing properties on two leases. The Alabama property produced 154,000 tons, generating coal royalty revenues of $529,000. Production from our West Virginia property was 157,000 tons, which generated coal royalty revenues of $394,000.

    Expenses. Aggregate expenses for the six months ended June 30, 2002, were $149,000 of which $79,000, or 53%, was from depletion and amortization.

    Net Income. Net income was $758,000 for the six months ended June 30, 2002.

ARCH COAL CONTRIBUTED PROPERTIES

                                                             THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                             JUNE 30, 2002  JUNE 30, 2002
                                                             -------------  -------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                     PER TON DATA)
                                                                      (UNAUDITED)
Revenues
     Coal royalties.................................         $     4,529    $     8,880
     Other royalties................................                 477            925
     Property taxes.................................                 269            538
                                                             -----------    -----------
          Total revenues............................               5,275         10,343
                                                             -----------    -----------
Expenses
     Depletion......................................               1,500          2,969
     Property taxes.................................                 269            538
     Other expense..................................                 214            411
                                                             -----------    -----------
          Total expenses............................               1,983          3,918
                                                             -----------    -----------
Excess of revenue over direct costs and expenses....         $     3,292    $     6,425
                                                             ===========    ===========
Production..........................................               2,690          5,317
Average gross royalty per ton.......................         $      1.68    $      1.67

THREE MONTHS ENDED JUNE 30, 2002

    Revenues. Revenues for the three months ended June 30, 2002 were $5.3 million, of which coal royalty revenues were $4.5 million, or 85%, on production of 2.7 million tons.

    Appalachia. Production from our Lone Mountain property was 648,000 tons, which generated coal royalty revenues of $1.2 million. Production from our Lynch property was 782,000 tons, which generated coal royalty revenues of $1.2 million. Production from our Pardee property was 352,000 tons, which generated coal royalty revenues of $632,000. Production from our Campbells Creek property was 272,000 tons, which generated coal royalty revenues of $493,000.

    Direct costs and expenses. Direct costs and expenses for the three months ended June 30, 2002 were $2.0 million, consisting of depletion of $1.5 million, property taxes of $269,000 and other expense of $214,000.

SIX MONTHS ENDED JUNE 30, 2002

    Revenues. Revenues for the six months ended June 30, 2002 were $10.3 million, of which coal royalty revenues were $8.9 million, or 86%, on production of 5.3 million tons.

    Appalachia. Production from our Lone Mountain property was 1.3 million tons, which generated coal royalty revenues of $2.5 million. Production from our Lynch property was 1.5 million tons, which generated coal royalty revenues of $2.3 million. Production from our Pardee property was 645,000 tons, which generated coal royalty revenues of $1.2 million. Production from our Campbells Creek property was 546,000 tons, which generated coal royalty revenues of $932,000.

    Direct costs and expenses. Direct costs and expenses for the six months ended June 30, 2002 were $3.9 million, consisting of depletion of $3.0 million, property taxes of $538,000 and other expense of $411,000.

RELATED PARTY TRANSACTIONS

PARTNERSHIP AGREEMENT

    Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners. However, in accordance with the partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. Indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates are also reimbursed. Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to unitholders. For the six months ended June 30, 2003, we have incurred expenses totaling $1.5 million for services performed by Western Pocahontas Properties Limited Partnership and Quintana Minerals Corporation, affiliates of our general partner.

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

    Coal royalty revenues payable under these leases for the three months and six months ended June 30, 2003 were $2.9 and $5.3 million, respectively, representing 15.1% and 15.3% of our total coal royalty revenues. If no production had taken place during the six months ended June 30, 2003, minimum royalties of $3.0 million would have been payable under the leases.

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

    We believe that cash generated from operations and our borrowing capacity under our revolving credit facility will be sufficient to meet our working capital requirements and anticipated capital expenditures, other than for acquisitions, for the next several years. We are actively pursuing additional property acquisitions; accordingly, in April of 2003, we increased our revolving credit facility from $100 million to $175 million to provide for additional acquisitions. We intend to fund any acquisitions with borrowings under our revolving credit facility and proceeds from the issuance of common units and debt. A minimal portion of our capital expenditures will be maintenance capital expenditures. Our ability to satisfy any debt service obligations, fund planned acquisitions and pay distributions to our unitholders will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, changes in capital markets and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read "Risks Related to Our Business." Our capital expenditures, other than for acquisitions, have historically been minimal.

    Net cash provided by operations during the six months ended June 30, 2003 was $27.4 million, substantially all of which was from coal royalty revenues.

    Net cash used in investing activities during the six months ended June 30, 2003 was $123.7 million in connection with the acquisition of the overriding interest in February for $11.9 million and the acquisition of 290,000 mineral acres from two subsidiaries of Alpha Natural Resources, LLC for $53.8 million. These acquisitions were funded primarily from our revolving credit facility, with the balance paid in cash. In addition, we placed $58 million of our borrowings from our revolving credit facility in a cash escrow account pending the closing of the PinnOak acquisition.

    Cash provided by financing activities for the six months ended June 30, 2003 was $102.7 million. During the first six months we received proceeds from additional borrowings of $248.1 million, which includes $123.1 million under our revolving credit facility and $125.0 million from the issuance of our senior unsecured debt. These borrowings were partially offset by repayments of debt on our revolving credit facility of $122.6 million. We paid $0.9 million to settle an interest rate hedge entered into in connection with issuance of our senior notes. For the six months ended June 30, 2003, we also made cash distributions of $21.9 million to our partners.

    CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    Credit Facility and Senior Notes.  Our debt currently consists of:

    - a $175 million revolving credit facility that matures in October 2005 and under which $58 million was outstanding at June 30, 2003;

    -  $50 million of 5.55% senior notes due 2023, with a 10-year average life;

    - $50 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

    -  $25 million of 5.55% senior notes due 2013.

    On April 4, 2003, we increased the borrowing capacity under our credit facility to $175 million, and the other terms of the credit facility remained unchanged. The amended credit facility includes increased commitments from the original bank syndicate, led by PNC Bank, as well as commitments from three new banks. The revolving credit facility includes a $12.0 million distribution loan sub-limit that can be used for funding quarterly distributions. The remainder of the revolving credit facility is available for general limited partnership and limited liability company purposes, including future acquisitions, but may not be used to fund quarterly distributions.

    On June 19, 2003 and simultaneous with NRP Operating's issuance of senior notes, we adopted a second amendment to the credit facility. This amendment permitted NRP Operating to issue unsecured notes through a private placement in an amount up to $175 million, with a portion of the proceeds to be used to reduce the outstanding balance on the revolving credit facility. Among other items, this amendment increased the maximum leverage ratio from 2.75 to 1.00 to
3.50 to 1.0. Indebtedness under the revolving credit facility bears interest, at our option, at either:

    - the higher of the federal funds rate plus an applicable margin ranging from 0.25% to 0.75% or the prime rate as announced by the agent bank; or

    - a rate equal to LIBOR plus an applicable margin ranging from 1.25% to 2.25%.

    At June 30, 2003, we had $58 million outstanding under the revolving credit facility bearing interest at a prime rate of 4.00%. The interest rate was converted to a LIBOR rate of 2.61% on July 7, 2003. We incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum.

    We incurred interest expense of $1.1 million and $1.6 million for the three and six-month periods ended June 30, 2003, respectively. Interest expense for the three and six-month periods ended June 30, 2003 included credit facility fees of $87,000 and $135,000, respectively.

       The following table reflects our long-term non-cancelable contractual obligations as of June 30, 2003 (in millions):

                                                                           PAYMENTS DUE BY PERIOD
                                                        -----------------------------------------------------------
           CONTRACTUAL OBLIGATIONS                      2003      2004      2005     2006      2007      THEREAFTER
           -----------------------                      ----      ----      ----     ----      ----      ----------
Long-term debt (including current maturities)           $ --     $  9.35  $ 67.35   $ 9.35    $ 9.35     $    137.6
                                                        ====     =======  =======   ======    ======     ==========

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

INTEREST RATE RISK

     Our exposure to changes in interest rates results from our current borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. In anticipation of the private placement on May 12, 2003, we entered into a treasury rate hedge with respect to $50 million of the senior notes. In conjunction with the issuance of the senior notes, we paid $1.4 million to settle this treasury rate hedge. Of the $1.4 million paid for the settlement, approximately $0.9 million will be amortized into expense over 20 years and the balance of $0.4 million, will be expensed currently and classified as other income (expense) in the income statement. At June 30, 2003, we had outstanding approximately $0.5 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $580,000, assuming the same principal amount remained outstanding over the next twelve months.

   INFLATION

    Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the six months ended June 30, 2003.

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

    - We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our operators could reduce our coal royalty revenues.

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

    - Our lessees are subject to environmental compliance and bonding requirements, and if they do not comply or are unable to obtain bonds, they may not be allowed to mine coal and our royalty revenue could decrease.

ITEM 4. CONTROLS AND PROCEDURES

    NRP carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act) as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of NRP management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of NRP. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

    No changes were made to NRP's internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, NRP's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are in the ordinary course of business, a party to various legal proceedings. We do not believe the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits

         Exhibit Number    Description
         --------------    ------------
         4.1               Note Purchase Agreement dated as of June 19, 2003
                           among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed
                           June 23, 2003).

         4.2               Form of Series A Note (incorporated by reference to
                           Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).

         4.3               Form of Series B Note (incorporated by reference to
                           Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).

         4.4               Form of Series C Note (incorporated by reference to
                           Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).

         4.5 Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).

         10.1* Amendment No. 1 to Credit Agreement, dated as of April 4, 2003 by and among NRP (Operating) LLC, PNC National Bank, as Administrative Agent, Bank of Montreal and BNP Paribas, as documentation agents, Branch Banking and Trust Company, as Syndication Agent, and the lenders party thereto.

         10.2* Amendment No. 2 to Credit Agreement, dated as of June 19, 2003 by and among NRP (Operating) LLC, PNC National Bank, as Administrative Agent, Bank of Montreal and BNP Paribas, as documentation agents, Branch Banking and Trust Company, as Syndication Agent, and the lenders party thereto.

         10.3* Purchase and Sale Agreement, dated April 9, 2003, between Alpha Land and Reserves, LLC and CSTL LLC.

         10.4 Purchase and Sale Agreement, dated June 30, 2003, by and among PinnOak Resources, LLC, Pinnacle Land Company, LLC, Oak Grove Land Company, LLC and WPP LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 14, 2003).

         31.1*             Certification of Chief Executive Officer pursuant to
                           Section 302 of Sarbanes-Oxley.

         31.2*             Certification of Chief Financial Officer pursuant to
                           Section 302 of Sarbanes-Oxley.

         32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

         32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

         *Filed herewith

         ** Furnished herewith

    B.   Reports on Form 8-K

         A current report on Form 8-K was filed on April 7, 2003 in connection with the amendment to our revolving credit facility.

         A current report on Form 8-K was filed on April 10, 2003 in connection with our acquisition of coal reserves from Alpha Natural Resources.

         A current report on Form 8-K was furnished on May 8, 2003 in connection with disclosure of first quarter earnings and our outlook for 2003.

         A current report on Form 8-K was furnished on May 9, 2003 in connection with a presentation made by management to the West Virginia Coal Mining Institute and the West Virginia Coal Association.

         A current report on Form 8-K was filed on June 23, 2003 in connection with our issuance of senior notes.

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

Date: August 13, 2003

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

Date: August 13, 2003

                                        By:       /s/ DWIGHT L. DUNLAP
                                          --------------------------------------
                                                   Dwight L. Dunlap,
                                              Chief Financial Officer and
                                                       Treasurer
                                              (Principal Financial Officer)

Date: August 13, 2003

                                        By:     /s/ KENNETH HUDSON
                                          --------------------------------------
                                                     Kenneth Hudson
                                                       Controller
                                              (Principal Accounting Officer)

INDEX TO EXHIBITS

         Exhibit Number    Description
         --------------    ------------
         4.1               Note Purchase Agreement dated as of June 19, 2003
                           among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed
                           June 23, 2003).

         4.2               Form of Series A Note (incorporated by reference to
                           Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).

         4.3               Form of Series B Note (incorporated by reference to
                           Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).

         4.4               Form of Series C Note (incorporated by reference to
                           Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).

         4.5 Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).

         10.1* Amendment No. 1 to Credit Agreement, dated as of April 4, 2003 by and among NRP (Operating) LLC, PNC National Bank, as Administrative Agent, Bank of Montreal and BNP Paribas, as documentation agents, Branch Banking and Trust Company, as Syndication Agent, and the lenders party thereto.

         10.2* Amendment No. 2 to Credit Agreement, dated as of June 19, 2003 by and among NRP (Operating) LLC, PNC National Bank, as Administrative Agent, Bank of Montreal and BNP Paribas, as documentation agents, Branch Banking and Trust Company, as Syndication Agent, and the lenders party thereto.

         10.3* Purchase and Sale Agreement, dated April 9, 2003, between Alpha Land and Reserves, LLC and CSTL LLC.

         10.4 Purchase and Sale Agreement, dated June 30, 2003, by and among PinnOak Resources, LLC, Pinnacle Land Company, LLC, Oak Grove Land Company, LLC and WPP LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 14, 2003).

         31.1*             Certification of Chief Executive Officer pursuant to
                           Section 302 of Sarbanes-Oxley.

         31.2*             Certification of Chief Financial Officer pursuant to
                           Section 302 of Sarbanes-Oxley.

         32.1** Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

         32.2** Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

         *Filed herewith

         ** Furnished herewith