Form 10-Q
period 2003-09-30
NATURAL RESOURCE PARTNERS LP
filed 2003-11-12
CIK 1171486

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At November 10, 2003, there were outstanding 11,353,658 Common Units and 11,353,658 Subordinated Units.

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Natural Resource Partners L.P.:
   Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002...................................       3
   Consolidated Statements of Income For the Three and Nine Months Ended September 30, 2003.....................       4
   Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003...................................       5
   Notes to Consolidated Financial Statements...................................................................       6
Western Pocahontas Properties Limited Partnership:
   Statements of Income For the Three and Nine Months Ended September 30, 2002..................................      12
   Statement of Cash Flows For the Nine Months Ended September 30, 2002.........................................      13
   Notes to Financial Statements................................................................................      14
Great Northern Properties Limited Partnership:
    Statements of Income For the Three and Nine Months Ended September 30, 2002.................................      15
    Statement of Cash Flows For the Nine Months Ended September 30, 2002 .......................................      16
    Notes to Financial Statements...............................................................................      17
New Gauley Coal Corporation:
    Statements of Income For the Three and Nine Months Ended September 30, 2002.................................      18
    Statement of Cash Flows For the Nine Months Ended September 30, 2002........................................      19
    Notes to Financial Statements...............................................................................      20
Arch Coal Contributed Properties:
    Statements of Revenues and Direct Costs and Expenses - Three and Nine
        Months Ended September 30, 2002.........................................................................      21
    Notes to Financial Statements...............................................................................      22
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
     Introduction...............................................................................................      23
     Results of Operations:
     Natural Resource Partners L.P..............................................................................      26
     Western Pocahontas Properties Limited Partnership..........................................................      29
     Great Northern Properties Limited Partnership..............................................................      31
     New Gauley Coal Corporation................................................................................      33
     Arch Coal Contributed Properties...........................................................................      34
     Related Party Transactions.................................................................................      35
     Liquidity and Capital Resources............................................................................      36
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.............................................................................................      37
ITEM 4. CONTROLS AND PROCEDURES.................................................................................      39
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.......................................................................................      40
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................................      40
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.........................................................................      40
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.................................................................................................      40
ITEM 5. OTHER INFORMATION.......................................................................................      40
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................................      41
SIGNATURES......................................................................................................      42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NATURAL RESOURCE PARTNERS L. P.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  2003            2002
                                                                              -------------   -------------
                                                                               (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents .............................................   $      21,837   $       7,753
    Accounts receivable ...................................................          10,148           7,593
    Accounts receivable - affiliate .......................................              --           1,450
    Other .................................................................              22             511
                                                                              -------------   -------------
       Total current assets ...............................................          32,007          17,307
Property and equipment, at cost ...........................................         557,139         433,430
    Less accumulated depletion and amortization ...........................         (77,661)        (59,243)
                                                                              -------------   -------------
    Net property and equipment ............................................         479,478         374,187
Loan financing costs, net .................................................           3,179           1,225
                                                                              -------------   -------------
         Total assets .....................................................   $     514,664   $     392,719
                                                                              =============   =============
                        LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Accounts payable ......................................................   $          93   $         735
    Accounts payable - affiliate ..........................................             312             667
    Current portion of long-term debt .....................................           9,350              --
    Accrued incentive plan expenses - current portion .....................           1,223              --
    Property and franchise taxes payable ..................................           2,311           1,731
    Accrued interest ......................................................           2,050             200
                                                                              -------------   -------------
          Total current liabilities .......................................          15,339           3,333
Deferred revenue ..........................................................          13,011          13,252
Accrued incentive plan expenses ...........................................             703              --
Long-term debt ............................................................         173,650          57,500
Partners' capital:
      Common units (11,353,658 units outstanding) .........................         145,826         148,646
      Subordinated units (11,353,658 units outstanding) ...................         160,501         163,322
      General partners' interest ..........................................           6,551           6,666
      Accumulated other comprehensive loss ................................            (917)             --
                                                                              -------------   -------------
          Total partners' capital .........................................         311,961         318,634
                                                                              -------------   -------------
          Total liabilities and partners' capital .........................   $     514,664   $     392,719
                                                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS     NINE MONTHS
                                                                                  ENDED           ENDED
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2003            2003
                                                                              -------------   -------------
Revenues:
    Coal royalties ........................................................   $      20,796   $      55,393
    Property taxes ........................................................           1,330           3,519
    Minimums recognized as revenue ........................................             347           1,606
    Override royalties ....................................................             152             813
    Other .................................................................             914           2,117
                                                                              -------------   -------------
        Total revenues ....................................................          23,539          63,448
Operating costs and expenses:
    Depletion and amortization ............................................           6,848          19,021
    General and administrative ............................................           2,197           6,504
    Taxes other than income ...............................................           1,676           4,257
    Override payments .....................................................              --             386
    Coal royalty payments .................................................             263             576
                                                                              -------------   -------------
        Total operating costs and expenses ................................          10,984          30,744
                                                                              -------------   -------------
Income from operations                                                               12,555          32,704
Other income (expense)
    Interest expense ......................................................          (2,499)         (4,096)
    Interest income .......................................................              56             159
    Loss from interest rate hedge .........................................              --            (499)
                                                                              -------------   -------------
Net income ................................................................   $      10,112   $      28,268
                                                                              =============   =============

    General partners' net income ..........................................   $         202   $         565
                                                                              =============   =============
    Limited partners' net income ..........................................   $       9,910   $      27,703
                                                                              =============   =============
Basic and diluted net income per limited partner unit:
    Common ................................................................   $         .44   $        1.22
                                                                              =============   =============
    Subordinated ..........................................................   $         .44   $        1.22
                                                                              =============   =============
Weighted average number of units outstanding:
    Common ................................................................          11,354          11,354
                                                                              =============   =============
    Subordinated ..........................................................          11,354          11,354
                                                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS
                                                                                  ENDED
                                                                              SEPTEMBER 30,
                                                                                  2003
                                                                              -------------
Cash flows from operating activities:
  Net income ..............................................................   $      28,268
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depletion and amortization ...........................................          19,021
     Non-cash interest charge .............................................              14
  Change in operating assets and liabilities:
     Accounts receivable ..................................................          (1,105)
     Other assets .........................................................          (2,068)
     Accounts payable and accrued liabilities .............................           3,236
     Deferred revenue .....................................................            (241)
     Accrued incentive plan expenses ......................................             703
     Property and franchise taxes payable .................................            (580)
                                                                              -------------
          Net cash provided by operating activities .......................          47,248
                                                                              -------------
Cash flows from investing activities:
  Acquisition of property .................................................        (123,709)
                                                                              -------------
          Net cash used in investing activities ...........................        (123,709)
                                                                              -------------
Cash flows from financing activities:
  Proceeds from loans .....................................................         298,100
  Repayment of loans ......................................................        (172,600)
  Distributions to partners ...............................................         (34,024)
  Settlement of hedge included in other comprehensive loss ................            (931)
                                                                              -------------
          Net cash provided by financing activities .......................          90,545
                                                                              -------------
Net increase in cash ......................................................          14,084
Cash at beginning of period ...............................................           7,753
                                                                              -------------
Cash at end of period .....................................................   $      21,837
                                                                              =============
Supplemental cash flow information:
  Cash paid during the period for interest ................................   $       1,753
                                                                              =============

   The accompanying notes are an integral part of these financial statements.

                         NATURAL RESOURCE PARTNERS L. P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND ORGANIZATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for future periods.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 as a result of:

         - Decisions previously made as part of the Derivatives Implementation Group (DIG) process,

         - Changes made in connection with other Board projects dealing with financial instruments, and

         - Deliberations in connection with issues raised in relation to the application of the definition of a derivative.

         SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. Management does not expect SFAS No. 149 to have a material adverse impact on the Partnership's results of operations, financial position or liquidity.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.

         SFAS No. 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The adoption of SFAS No. 150 did not have a material impact on the Partnership's results of operations, financial position or liquidity.

         On January 17, 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities"("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not expect FIN No. 46 to have a material adverse impact on the Partnership's results of operations, financial position or liquidity.

3. ACQUISITIONS

         In July 2003, the Partnership completed its acquisition of approximately 78 million tons of proven coal reserves and an overriding royalty interest on additional coal from subsidiaries of PinnOak Resources, LLC for $58 million. The $58 million purchase price had been placed into an escrow account on June 30, 2003 in connection with the execution of the purchase and sale agreement. The transaction was initially funded through the Partnership's existing credit facility. On September 19, 2003, $50 million of the borrowings was converted to long-term debt in connection with the Partnership's commitment to issue additional senior notes under the Note Purchase Agreement dated June 19, 2003.

4. PROPERTY AND EQUIPMENT

   Property and equipment includes:

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2003             2002
                                                                              -------------   -------------
                                                                               (UNAUDITED)
                                                                                     (IN THOUSANDS)
Land ......................................................................   $      13,532   $      13,532
Coal properties ...........................................................         535,143         411,434
Other .....................................................................           8,464           8,464
                                                                              -------------   -------------
                                                                              $     557,139   $     433,430
                                                                              =============   =============

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

         On June 19, 2003, simultaneous with NRP Operating's issuance of senior notes, NRP Operating adopted a second amendment to its credit facility. This amendment permitted NRP Operating to issue senior unsecured notes through a private placement in an amount up to $175 million, with a portion of the proceeds to be used to reduce the outstanding balance on the revolving credit facility. This amendment also increased the leverage ratio from 2.75 to 1.00 to
3.50 to 1.00. At September 30, 2003, NRP Operating had $8.0 million outstanding under this credit facility.

6. LONG TERM SENIOR NOTES

         On June 19, 2003, NRP Operating issued $125 million of senior unsecured notes and on September 19, 2003 issued an additional $50 million of senior notes at the same interest rates. The senior notes include:

           - $60 million of 5.55% senior notes due 2023, with a 10-year average life;

           - $80 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

           -        $35 million of 5.55% senior notes due 2013

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

7. RELATED PARTY TRANSACTIONS

         Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of the Partnership's general partner, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were approximately $0.2 million and approximately $0.5 million for the three and nine months ended September 30, 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

         Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership and allocated a portion of its overhead for the period ending September 30, 2003 to the Partnership. The total expenses charged to the Partnership under this arrangement were approximately $0.5 million and approximately $1.5 million for the three and nine months ended September 30, 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

         At September 30, 2003, the Partnership had accounts payable to affiliates of approximately $0.3 million, which includes overhead reimbursements to Quintana Minerals Corporation and Western Pocahontas Properties of approximately $0.1 million and $0.2 million, respectively.

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

Environmental Compliance

         The operations conducted on the Partnership's properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership's coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because the Partnership has no employees, Western Pocahontas employees make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the Partnership's lessees will be able to comply with existing regulations and does not expect any lessee's failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended September 30, 2003. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees' reclamation obligations. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal, Inc., jointly and severally, until October 17, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering. The environmental indemnity is limited to a maximum of $10.0 million.

9. MAJOR LESSEES

         The Partnership depends on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

                                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2003     SEPTEMBER 30, 2003
                                                                              REVENUES   PERCENT     REVENUES    PERCENT
                                                                              --------   -------     --------    -------
                                                                                (IN THOUSANDS)         (IN THOUSANDS)
                                                                                  (UNAUDITED)            (UNAUDITED)
Lessee A ..................................................................   $  3,757      16%      $ 10,570      17%
Lessee B ..................................................................   $  2,142       9%      $  7,583      12%
Lessee C ..................................................................   $  2,333      10%      $  6,623      10%
Lessee D ..................................................................   $  2,288      10%      $  6,536      10%

10. INCENTIVE PLANS

         Prior to the Partnership's initial public offering, GP Natural Resource Partners LLC adopted the Natural Resource Partners Long-Term Incentive Plan (the "Long-Term Incentive Plan") for employees and directors of GP Natural Resource Partners LLC and its affiliates who perform services for the Partnership. The compensation committee of GP Natural Resource Partners LLC's board of directors administers the Long-Term Incentive Plan. Subject to the rules of the exchange upon which the common units are listed at the time, the board of directors and the compensation committee of the board of directors have the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.

         On August 19, 2003, the compensation committee amended the Long-Term Incentive Plan to provide only for the issuance of phantom units that are payable solely in cash. In connection with the amendment to the Long-Term Incentive Plan, the compensation committee terminated all of the existing option grants and issued to all of the holders of terminated options a number of phantom units equivalent in value to the terminated options.

         A phantom unit entitles the grantee to receive the fair market value in cash of a common unit upon the vesting of the phantom unit. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as the compensation committee determines. The compensation committee will determine the period over which the phantom units granted to employees and directors will vest. In addition, the phantom units will vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee's employment or membership on the board of directors terminates for any reason, the grantee's phantom units will be automatically forfeited unless and to the extent the compensation committee provides otherwise.

         GP Natural Resource Partners LLC adopted the Natural Resource Partners Annual Incentive Compensation Plan (the "Annual Incentive Plan") in October 2002. The Annual Incentive Plan is designed to enhance the performance of GP Natural Resource Partners LLC's and its affiliates' key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each year. The board of directors of GP Natural Resource Partners LLC may amend or change the Annual Incentive Plan at any time. The Partnership reimburses GP Natural Resource Partners LLC for payments and costs incurred under the Annual Incentive Plan.

         At September 30, 2003, 155,303 phantom units have been granted under the Long-Term Incentive Plan. The Partnership accrued expenses to be reimbursed to GP Natural Resource Partners LLC of $1.5 million for the nine months ended September 30, 2003 related to these plans.

11. SUBSEQUENT EVENTS

         The Pinnacle mine in West Virginia, on the Partnership's reserves under lease to Pinnacle Mining Company, LLC, has been idled since early September. According to Pinnacle's management, the closure of the mine is due to a ventilation disruption most likely caused by a lightning strike to a borehole in a mined out area of the mine. After having established an inert atmosphere in the mine,

Pinnacle has now begun to ventilate the mine to determine the current status of the disruption. Pinnacle's management continues to work with the appropriate state and federal agencies, as well as the employees' union, to reopen the mine. However, it is uncertain when the mine can be brought back into production. The idling of the mine had a minimal impact on the Partnership's third quarter results because Pinnacle continued to ship coal from its inventory for several weeks after the mine shut down. Prior to the disruption, the Partnership's estimated fourth quarter 2003 royalty from the mine was approximately $1.6 million.

On October 23, 2003, the Partnership declared a quarterly distribution of $0.5375 per unit payable on November 14, 2003 to unitholders of record on November 3, 2003. This distribution represents an increase of $0.015 over the previous quarterly distribution and equates to an annualized distribution of $2.15 per unit.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS     NINE MONTHS
                                                                                  ENDED           ENDED
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2002            2002
                                                                              -------------   -------------
Revenues:
     Coal royalties .......................................................   $       5,907   $      16,220
     Timber royalties .....................................................           1,002           2,620
     Gain on sale of property .............................................               7              92
     Property taxes .......................................................             548           1,186
     Other ................................................................             383           1,128
                                                                              -------------   -------------
          Total revenues ..................................................           7,847          21,246
Expenses:
     General and administrative ...........................................             644           2,193
     Taxes other than income ..............................................             610           1,392
     Depreciation, depletion and amortization .............................           1,324           3,337
                                                                              -------------   -------------
          Total expenses ..................................................           2,578           6,922
                                                                              -------------   -------------
Income from operations ....................................................           5,269          14,324
Other income (expenses):
     Interest expense .....................................................          (1,591)         (4,520)
     Interest income ......................................................              33             106
     Reversionary interest ................................................              --            (561)
                                                                              -------------   -------------
Net income ................................................................   $       3,711   $       9,349
                                                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS
                                                                                 ENDED
                                                                              SEPTEMBER 30,
                                                                                  2002
                                                                              -------------
Cash flows from operating activities:
  Net income ..............................................................   $       9,349
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, depletion and amortization ..............................           3,337
    Gain on sale of property ..............................................             (92)
    Change in operating assets and liabilities
       Accounts receivable ................................................          (2,559)
       Other assets .......................................................             (67)
       Accrued liabilities ................................................            (106)
       Deferred revenues ..................................................             756
       Reversionary interest payable ......................................            (865)
                                                                              -------------
         Net cash provided by operating activities ........................           9,753
Cash flows from investing activities:
  Proceeds from sale of properties ........................................              92
  Capital expenditures ....................................................         (35,120)
                                                                              -------------
         Net cash used in investing activities ............................         (35,028)
Cash flows from financing activities:
  Proceeds from financing .................................................          45,000
  Deferred financing costs ................................................          (1,287)
  Repayment of notes payable ..............................................          (7,848)
  Repayment of debt .......................................................          (2,204)
  Distributions to partners ...............................................          (6,800)
  Cash placed in restricted accounts, net .................................             (45)
  Cash placed in escrow ...................................................           1,000
                                                                              -------------
         Net cash provided by financing activities ........................          27,816
                                                                              -------------
Net increase in cash and cash equivalents .................................           2,541
Cash and cash equivalents at beginning of period ..........................           4,415
                                                                              -------------
Cash and cash equivalents at end of period ................................   $       6,956
                                                                              =============
Supplemental cash flow information:
  Cash paid during the period for interest ................................   $       4,520
                                                                              =============

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

2. RELATED PARTY TRANSACTIONS

         A company controlled by the owner of WPC provides certain administrative services to the Partnership and charges the Partnership for the direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were approximately $99,000 and $290,000 for the three and nine month periods ended September 30, 2002, respectively. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

         The Partnership has a management contract to provide certain management, engineering and accounting services to Great Northern Properties Limited Partnership ("GNP"), a limited partnership which has certain common ownership with the Partnership. The contract provides for a $250,000 annual fee, which is intended to reimburse the Partnership for its expense. The fees for the three and nine month periods ended September 30, 2002, were $62,500 and $187,500, respectively, and are included in other revenue in the accompanying statement of income. The contract may be canceled upon 90 days advance notice by GNP.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS     NINE MONTHS
                                                                                  ENDED           ENDED
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2002            2002
                                                                              -------------   -------------
Revenues:
     Coal royalties .......................................................   $       1,928   $       5,370
     Lease and easement income ............................................              86             468
     Other ................................................................              36             112
                                                                              -------------   -------------
          Total revenues ..................................................           2,050           5,950
Expenses:
     General and administrative ...........................................             145             418
     Taxes other than income ..............................................              24              68
     Depletion and amortization ...........................................             662           1,865
                                                                              -------------   -------------
          Total expenses ..................................................             831           2,351
                                                                              -------------   -------------
Income from operations ....................................................           1,219           3,599
Other income (expenses):
     Interest expense .....................................................            (591)         (1,732)
     Interest income ......................................................              37             102
                                                                              -------------   -------------
Net income ................................................................   $         665   $       1,969
                                                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                  GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS
                                                                                  ENDED
                                                                              SEPTEMBER 30,
                                                                                  2002
                                                                              -------------
Cash flows from operating activities:
  Net income ..............................................................   $       1,969
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depletion and amortization ...........................................           1,865
     Deferred revenue .....................................................              33
     Change in operating assets and liabilities
       Accounts receivable ................................................             (90)
       Other assets .......................................................              (8)
       Accounts payable and accrued interest ..............................             (45)
                                                                              -------------
          Net cash provided by operating activities .......................           3,724
                                                                              -------------
Cash flows from investing activities:
          Net cash provided by investing activities .......................              --
                                                                              -------------
Cash flows from financing activities:
  Repayment of debt .......................................................          (1,125)
  Partners' distributions .................................................            (661)
  Cash placed in restricted accounts, net .................................          (2,269)
                                                                              -------------
          Net cash used in financing activities ...........................          (4,055)
                                                                              -------------
Net increase in cash and cash equivalents .................................            (331)
Cash and cash equivalents at beginning of period ..........................             749
                                                                              -------------
Cash and cash equivalents at end of period ................................   $         418
                                                                              =============
Supplemental cash flow information:
  Cash paid during the period for interest ................................   $       1,729
                                                                              =============

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

2. RELATED PARTY TRANSACTIONS

         The Partnership has a management contract to receive management, engineering and accounting services from Western Pocahontas Properties Limited Partnership ("WPP"), a limited partnership which has some common ownership with the Partnership. The contract provides for a $250,000 fee to be paid annually, of which $62,500 and $187,500 are reflected in general and administrative expenses in the statements of income for the three and six month periods ended September 30, 2002, respectively. The contract may be canceled upon 90 days advance notice to the Partnership.

                           NEW GAULEY COAL CORPORATION

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS    NINE MONTHS
                                                                                   ENDED          ENDED
                                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                                  2002            2002
                                                                              -------------   -------------
Revenues:
     Coal royalties .......................................................   $         398   $       1,336
     Other ................................................................              20              72
                                                                              -------------   -------------
          Total revenues ..................................................             418           1,408
Expenses:
     General and administrative ...........................................              (5)             54
     Taxes other than income ..............................................              27              38
     Depletion and amortization ...........................................              48             127
                                                                              -------------   -------------
          Total expenses ..................................................              70             219
                                                                              -------------   -------------
Income from operations ....................................................             348           1,189
Other income (expenses):
     Interest expense .....................................................             (31)            (95)
     Interest income ......................................................               7              22
     Reversionary interest ................................................             (69)           (103)
                                                                              -------------   -------------
Net income ................................................................   $         255   $       1,013
                                                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                           NEW GAULEY COAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS
                                                                                  ENDED
                                                                              SEPTEMBER 30,
                                                                                  2002
                                                                              -------------
Cash flows from operating activities:
  Net income ..............................................................   $       1,013
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depletion and amortization ...........................................             127
     Decrease in deferred revenues ........................................            (251)
     Change in operating assets and liabilities
       Accounts receivable ................................................             (23)
       Other assets .......................................................              (6)
       Accrued liabilities ................................................             (19)
                                                                              -------------
          Net cash provided by operating
            activities ....................................................             841
                                                                              -------------
Cash flows from investing activities:
          Net cash used in investing activities ...........................              --
                                                                              -------------
Cash flows from financing activities:
  Repayment of debt .......................................................             (74)
  Dividends ...............................................................            (400)
                                                                              -------------
          Net cash used in financing activities ...........................            (474)
                                                                              -------------
Net increase in cash and cash equivalents .................................             367
Cash and cash equivalents at beginning of period ..........................             399
                                                                              -------------
Cash and cash equivalents at end of period ................................   $         766
                                                                              =============
Supplemental cash flow information:
  Cash paid during the period for interest ................................   $          95
                                                                              =============

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

                        ARCH COAL CONTRIBUTED PROPERTIES

              STATEMENTS OF REVENUES AND DIRECT COSTS AND EXPENSES
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      THREE MONTHS    NINE MONTHS
                                                          ENDED          ENDED
                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                           2002           2002
                                                      -------------  -------------
Revenues
     Coal royalties.................................    $   4,971     $    13,851
     Other royalties................................          369           1,294
     Property taxes.................................          268             806
                                                        ---------     -----------
          Total revenues............................        5,608          15,951
                                                        ---------     -----------
Direct Costs and Expenses
     Depletion......................................        1,634           4,603
     Property taxes.................................          268             806
     Other expense..................................          101             512
                                                        ---------     -----------
          Total expenses............................        2,003           5,921
                                                        ---------     -----------
Excess of revenue over direct costs and expenses....    $   3,605     $    10,030
                                                        =========     ===========

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

2. RELATED PARTY TRANSACTIONS

         Certain of the Contributed Properties were leased to affiliates of Arch Coal that mine on the properties. Contracted royalty rates from these affiliates ("affiliate royalties") for the three and nine months ended September 30, 2002 were 6.5% of the gross sales price of coal sold from the property using underground mining methods and 7.5% of the gross sales price of coal sold from the property using surface mining methods, which are similar to those that are received from third parties. Affiliate royalties amounted to $2.5 and $7.3 million for the three and nine months ended September 30, 2002.

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

         We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of September 30, 2003, our reserves were located on 49 separate properties and were subject to 107 leases with 46 lessees. For the nine months ended September 30, 2003, approximately 62% of the coal produced from our properties came from underground mines and 38% came from surface mines. As of September 30, 2003, approximately 64% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which meets the standards imposed by the Clean Air Act and constitutes at least 20% of our reserves. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. In the nine months ended September 30, 2003, our lessees produced 33.4 million tons of coal from our properties and our coal royalty revenues totaled $55.4 million. We also recognized $1.6 million in minimum royalties from our lessees.

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

         During the first nine months of 2003, approximately 23% of our coal royalty revenues were from metallurgical coal. Prices of metallurgical coal have remained relatively stable in the past two years. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal can also be used as steam coal. However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may close. In addition to coal royalty revenue, we generate nominal revenue from rentals, royalties on oil and gas and coalbed methane leases, an overriding royalty arrangement and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

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

         Depletion and amortization consist primarily of depletion on the coal properties. Depletion of coal reserves is calculated on a unit-of-production basis on each property and thus fluctuates from period to period depending on where coal is produced during the period.

ACQUISITIONS

         PinnOak Acquisition. In July 2003, the Partnership completed its acquisition of approximately 78 million tons of proven coal reserves and an overriding royalty interest on additional coal from subsidiaries of PinnOak Resources, LLC for $58 million. The $58 million purchase price had been placed into an escrow account on June 30, 2003 in connection with the execution of the purchase and sale agreement. The transaction was initially funded through the Partnership's existing credit facility. On September 19, 2003, $50 million of the borrowings was converted to long-term debt in connection with the Partnership's commitment to issue additional senior notes under the Note Purchase Agreement dated June 19, 2003.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 as a result of:

         - Decisions previously made as part of the Derivatives Implementation Group (DIG) process,

         - Changes made in connection with other Board projects dealing with financial instruments, and

         - Deliberations in connection with issues raised in relation to the application of the definition of a derivative.

         SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, the provisions of SFAS No. 149 that merely represent the codification of previous Derivatives Implementation Group decisions are already effective and should continue to be applied in accordance with their prior respective effective dates. Management does not expect SFAS No. 149 to have a material adverse impact on the Partnership's results of operations, financial position or liquidity.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.

         SFAS No. 150 is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). The adoption of SFAS No. 150 did not have a material impact on the Partnership's results of operations, financial position or liquidity.

         On January 17, 2003, FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities "FIN No. 46"", which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not expect FIN No. 46 to have a material adverse impact on the Partnership's results of operations, financial position or liquidity.

RESULTS OF OPERATIONS

NATURAL RESOURCE PARTNERS L.P.

                                                          THREE MONTHS           NINE MONTHS
                                                             ENDED                  ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                              2003                   2003
                                                          -------------         -------------
                                                          (IN THOUSANDS, EXCEPT PER TON DATA)
                                                                      (UNAUDITED)
Revenues:
  Coal royalties.......................................    $    20,796           $    55,393
  Property taxes.......................................          1,330                 3,519
  Minimums recognized as revenue.......................            347                 1,606
  Override royalties...................................            152                   813
  Other................................................            914                 2,117
                                                           -----------           -----------
  Total revenues.......................................         23,539                63,448
Expenses:
  Depletion and amortization...........................          6,848                19,021
  General and administrative...........................          2,197                 6,504
  Taxes other than income..............................          1,676                 4,257
  Override payments....................................             --                   386
  Coal royalty payments................................            263                   576
                                                           -----------           -----------
  Total expenses.......................................         10,984                30,744
                                                           -----------           -----------
Income from operations.................................         12,555                32,704
Other income (expense):
  Interest expense.....................................         (2,499)               (4,096)
  Interest income......................................             56                   159
  Loss from interest rate hedge........................             --                  (499)
                                                           -----------           -----------
Net income.............................................    $    10,112           $    28,268
                                                           ===========           ===========
Other Data:
Coal royalties
  Appalachia...........................................    $    18,247           $    47,846
  Illinois Basin.......................................            938                 2,773
  Northern Powder River Basin..........................          1,611                 4,774
                                                           -----------           -----------
     Total.............................................    $    20,796           $    55,393
                                                           ===========           ===========
Production
  Appalachia...........................................         10,081                27,041
  Illinois Basin.......................................            818                 2,368
  Northern Powder River Basin..........................          1,292                 3,976
                                                           -----------           -----------
     Total.............................................         12,191                33,385
                                                           ===========           ===========
Average gross royalty per ton
  Appalachia...........................................    $      1.81           $      1.77
  Illinois Basin.......................................           1.15                  1.17
  Northern Powder River Basin..........................           1.25                  1.20
                                                           -----------           -----------
    Total                                                  $      1.71           $      1.66
                                                           ===========           ===========

THREE MONTHS ENDED SEPTEMBER 30, 2003

         Revenues. For the three month period ending September 30, 2003, coal royalty revenues were $20.8 million on 12.2 million tons of coal produced. Approximately 83% of the coal tonnage produced came from the Appalachian region, 11% from the Northern Powder River Basin and 6% from the Illinois Basin. The results include coal royalty revenues generated from our acquisition of 78 million tons of coal reserves from PinnOak Resources in June 2003.

         Expenses. For the three month period ending September 30, 2003, total expenses were $11.0 million, including depletion and amortization of $6.8 million, or 62%, general and administrative expense of $2.2 million, or 20%, taxes other than income of $1.7 million, or 15%, and coal royalty payments of $0.3 million, or 3%. General and administrative expenses consist of compensation expense of $1.5 million, including $0.7 million for accrued incentive plan expenses, all of which will be reimbursed to the general partner. Also contributing to general and administrative expense were charges relating to the year-end audit, tax returns and annual report expense. Taxes other than income include property taxes of $1.2 million and state franchise taxes of $0.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 2003

         Revenues. For the nine months ended September 30, 2003, coal royalty revenues were $55.4 million on 33.4 million tons of coal produced. Approximately 81% of the coal tonnage produced came from the Appalachian region, 12% from the Northern Powder River Basin and 7% from the Illinois Basin. The results include coal royalty revenues generated from our acquisition of an overriding interest from Alpha Natural Resources in February 2003, over 300 million tons of coal reserves from Alpha Natural Resources in April 2003, and 78 million tons of coal reserves from PinnOak Resources in July 2003.

         Expenses. For the nine months ended September 30, 2003, total expenses were $30.7 million, including depletion and amortization of $19.0 million, or 62%, general and administrative expense of $6.5 million, or 21%, and taxes other than income of $4.3 million, or 14%, and coal royalty payments of $0.6 million, or 3%. General and administrative expenses consist of compensation expense of $4.0 million, including $1.5 million for accrued incentive plan expenses, all of which will be reimbursed to the general partner.

THREE AND NINE MONTH COMPARISON OF OPERATING STATISTICS

         The following table sets forth coal royalty revenues, production, and average gross royalty per ton from our properties for the three and nine months ending September 30, 2003 and 2002, respectively. The coal royalty revenues and production for 2002 are from properties that were contributed to us on October 17, 2002. Coal royalty revenues were generated from the properties in each of the following areas: Appalachia, Illinois Basin and Northern Powder River Basin.

                              OPERATING STATISTICS
                       (IN THOUSANDS, EXCEPT PER TON DATA)
                                   (UNAUDITED)

                                     THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                        ENDED            ENDED            ENDED            ENDED
                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                         2003             2002             2003             2002
                                    -------------    -------------    -------------    -------------
Coal Royalties
  Appalachia ...................      $ 18,247         $ 10,333         $ 47,846         $ 28,859
  Illinois Basin ...............           938              818            2,773            2,102
  Northern Powder River Basin ..         1,611            1,555            4,774            4,214
                                      --------         --------         --------         --------
       Total ...................      $ 20,796         $ 12,706         $ 55,393         $ 35,175
                                      ========         ========         ========         ========
Production
  Appalachia ...................        10,081            5,730           27,041           16,065
  Illinois Basin ...............           818              678            2,368            1,696
  Northern Powder River Basin ..         1,292            1,454            3,976            3,836
                                      --------         --------         --------         --------
       Total ...................        12,191            7,862           33,385           21,597
                                      ========         ========         ========         ========
Average gross royalty per ton
  Appalachia ...................      $   1.81          $  1.80         $   1.77         $   1.80
  Illinois Basin ...............          1.15             1.21             1.17             1.24
  Northern Powder River Basin ..          1.25             1.07             1.20             1.10
                                      --------         --------         --------         --------
       Total ...................      $   1.71          $  1.62         $   1.66         $   1.63
                                      ========         ========         ========         ========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

         Coal royalty revenues for the three months ended September 30, 2003 were $20.8 million compared to $12.7 million for the three months ended September 30, 2002, an increase of $8.1 million, or 64%. Production increased by
4.3 million tons, or 54%, from 7.9 million tons to 12.2 million tons. The increases in production and coal royalties were primarily due to:

         Appalachia. Production from the properties we acquired from El Paso in December 2002, Alpha Natural Resources in February and April 2003, and PinnOak in July 2003 resulted in production of 4.6 million tons and coal royalty revenues of $8.1 million. Production from our Eunice property increased from 384,000 tons to 726,000 tons and coal royalty revenues increased from $650,000 to $1.2 million due to a longwall mine moving onto the property from adjacent property. On our West Fork property, production increased from 626,000 tons to 792,000 tons, and coal royalty revenues increased from $1.4 to $1.7 million due to higher shipments from inventory during the current quarter. On our Campbells Creek property, production decreased from 286,000 tons to 145,000 tons and royalty revenues decreased from $519,000 to $304,000 due to the idling of one production unit in the mine. On our Pardee property, production decreased from 332,000 tons to 202,000 tons, and coal royalty revenues decreased from $614,000 to $429,000 due to a lower proportion of the underground mine tonnage being produced from our property.

         Illinois Basin. On our Cummings/Hocking Wolford property, production increased from 280,000 tons to 470,000 tons, and coal royalty revenues increased from $281,000 to $467,000 due to a higher proportion of production being on our property instead of adjacent property.

         Northern Powder River. Production from our Western Energy property increased from 994,000 tons to 1.1 million tons, and coal royalty revenues increased from $982,000 to $1.1 million. This increase was due to a higher proportion of the production coming from our property instead of adjacent property, which is typical of the variations in production resulting from the checkerboard ownership of this mine. This was offset by lower production at our Big Sky property from 461,000 tons to 145,000 tons and coal royalty revenues decreased from $427,000 to $135,000. This was also due to a higher proportion of tonnage being mined from adjacent property.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         Coal royalty revenues for the nine months ended September 30, 2003 were $55.4 million compared to $35.2 million for the nine months ended September 30, 2002, an increase of $20.2 million, or 57%. Production increased by 11.8 million tons, or 55%, from 21.6 million tons to 33.4 million tons. The increases in production and coal royalties were primarily due to:

         Appalachia. Production from the properties we acquired from El Paso in December 2002, Alpha Natural Resources in February and April 2003, and PinnOak in June 2003 resulted in production of 9.9 million tons and coal royalty revenues of $16.4 million. Production from our West Fork property increased from
1.3 million tons to 2.1 million tons, and coal royalty revenues increased from $3.0 million to $4.6 million because a longwall mine moved onto our property from adjacent property. On our Davis Lumber property, production increased from zero tons to 458,000 tons, and coal royalty revenues increased from $0 to $623,000 due to the resumption of mining at a temporarily idled mine.

         Illinois Basin. On our Cummings/Hocking Wolford property, production increased from 706,000 tons to 1.3 million tons, and coal royalty revenues increased from $704,000 to $1.4 million due to a higher proportion of production being on our property instead of adjacent property.

         Northern Powder River. Production from our Western Energy property increased from 2.4 million tons to 3.3 million tons, and coal royalty revenues increased from $2.9 million to $4.1 million. This increase was due to a higher proportion of the production coming from our property instead of adjacent property, which is typical of the variations in production resulting from the checkerboard ownership of this mine. This was partially offset by a decrease in production at our Big Sky property where production decreased from 1.4 million tons to 713,000 tons, and coal royalty revenues decreased from $1.3 million to $660,000. This decrease was due to a higher proportion of the production coming from adjacent property, which is typical of the variations in production resulting from the checkerboard ownership of this mine.

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

                                                               THREE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2002            2002
                                                               -------------   -------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                      PER TON DATA)
                                                                       (UNAUDITED)
Revenues:
     Coal royalties.......................................      $    5,907      $    16,220
     Timber royalties.....................................           1,002            2,620
     Gain on sale of property.............................               7               92
     Property taxes.......................................             548            1,186
     Other................................................             383            1,128
                                                                ----------      -----------
          Total revenues..................................           7,847           21,246
Expenses:
     General and administrative...........................             644            2,193
     Taxes other than income..............................             610            1,392
     Depreciation, depletion and amortization.............           1,324            3,337
                                                                ----------      -----------
          Total expenses..................................           2,578            6,922
                                                                ----------      -----------
Income from operations....................................           5,269           14,324
Other income (expenses):
     Interest expense.....................................          (1,591)          (4,520)
     Interest income......................................              33              106
     Reversionary interest................................              --             (561)
                                                                ----------      -----------
Net income................................................      $    3,711      $     9,349
                                                                ==========      ===========

Production................................................           3,280            9,008
Average gross royalty per ton.............................      $     1.80      $      1.80

THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Total revenues for the three months ended September 30, 2002 were $7.8 million, of which coal royalty revenues were $5.9 million, or 76%. Coal production during the period was 3.3 million tons, with an average gross royalty rate per ton of $1.80. The following properties were the major contributors to revenue:

         Appalachia. Production from our West Fork property was 626,000 tons, which generated coal royalty revenues of $1.4 million. Production from our Evans-Laviers property was 890,000 tons, which generated coal royalty revenues of $1.1 million. Production from our Eunice property was 384,000 tons, which generated coal royalty revenues of $650,000. Production from our Dorothy property was 380,000 tons, which generated coal royalty revenues of $767,000. Fourteen other properties contributed 1.0 million tons generating $1.9 million in revenue.

         Timber revenues for the three months ended September 30, 2002 were $1.0 million. Other revenues were $0.4 million, including $0.1 million for wheelage income.

         Expenses. Aggregate expenses for the three months ended September 30, 2002 were $2.6 million, including $0.6 million of general and administrative expenses and $1.3 million of expenses related to depletion and amortization.

         Other Income (Expense). Interest expense was $1.6 million for three months ended September 30, 2002.

         Net Income. Net income was $3.7 million for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Total revenues for the nine months ended September 30, 2002 were $21.2 million, of which coal royalty revenues were

$16.2 million, or 76%. Coal production during the period was 9.0 million tons, with an average gross royalty rate per ton of $1.80. The following properties were the major contributors to revenue:

         Appalachia. Production from our Eunice property was 1.7 million tons, which generated coal royalty revenues of $3.0 million. Production from our Evans-Laviers property was 2.5 million tons, which generated coal royalty revenues of $3.2 million. Production from our West Fork property was 1.3 million tons, which generated coal royalty revenues of $3.0 million. Fifteen other properties contributed 2.7 million tons generating $5.4 million in coal royalty revenues. Production from our Eunice property was 1.7 million tons, which generated coal royalty revenues of $3.0 million. Production from our Dorothy property was 776,000 tons, which generated coal royalty revenues of $1.6 million.

         Timber revenues for the nine months ended September 30, 2002 were $2.6 million. Other revenues were $2.4 million, including $1.2 million in property tax revenues for amounts reimbursed by our lessees. Other income was $1.2 million, of which $0.4 million was from wheelage income, $0.3 million was attributable to lease and easement income and another $0.2 million was from management fees charged to Great Northern Properties Limited Partnership for the nine months ended September 30, 2002.

         Expenses. Aggregate expenses for the nine months ended September 30, 2002 were $6.9 million, including $2.2 million of general and administrative expenses and $3.3 million of expenses related to depletion and amortization.

         Other Income (Expense). Interest expense was $4.5 million for nine months ended September 30, 2002.

         Reversionary Interest. The previous owner of Western Pocahontas Properties Limited Partnership's coal and timber properties (CSX Corporation and certain of its affiliates) retained a reversionary interest in those properties whereby it received either a 25% or 28% interest in the properties and the net revenues of the properties after July 1, 2001, and in the net proceeds of any property sale occurring prior to July 1, 2001. Western Pocahontas purchased the reversionary interest related to its Kentucky properties in December 2001 and the remainder of the interest in March 2002. For the nine months ended September 30, 2002, Western Pocahontas incurred $0.6 million of expenses related to the reversionary interest.

         Net Income. Net income was $9.3 million for the nine months ended September 30, 2002.

GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

                                                               THREE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2002            2002
                                                               -------------   -------------
                                                                   (IN THOUSANDS, EXCEPT
                                                                       PER TON DATA)
                                                                        (UNAUDITED)
Revenues:
     Coal royalties......................................       $     1,928     $     5,370
     Lease and easement income...........................                86             468
     Other...............................................                36             112
                                                                -----------     -----------
          Total revenues.................................             2,050           5,950
Expenses:
     General and administrative..........................               145             418
     Taxes other than income.............................                24              68
     Depletion and amortization..........................               662           1,865
                                                                -----------     -----------
          Total expenses.................................               831           2,351
                                                                -----------     -----------
Income from operations...................................             1,219           3,599
Other income (expenses):
     Interest expense....................................              (591)         (1,732)
     Interest income.....................................                37             102
                                                                -----------     -----------
Net income...............................................       $       665     $     1,969
                                                                ===========     ===========

Production...............................................             1,832           5,422
Average gross royalty per ton............................       $      1.05     $       .99

THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Total revenues for the three months ended September 30, 2002 were $2.1 million, of which coal royalty revenues were $1.9 million, or 90%. Coal production for the period was 1.8 million tons, with average gross royalty rate per ton of $1.05. Coal royalty revenues were attributed to the following:

         Northern Powder River. Production from our Western Energy property was 994,000 tons, which generated coal royalty revenues of $1.1 million. Production from our Big Sky property was 461,000 tons, which generated coal royalty revenues of $427,000.

         Expenses totaled $0.8 million of which includes $0.1 million of general and administrative expenses that primarily consist of $62,500 of fees paid to Western Pocahontas Properties under a management agreement and $0.7 million of depletion and amortization.

         Other Income (Expense). Interest expense was $0.6 million for the three months ended September 30, 2002.

         Net Income. Net income was $0.7 million for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Total revenues for the nine months ended September 30, 2002 were $6.0 million, of which coal royalty revenues were $5.4 million or 90%. Coal production for nine months ended September 30, 2002 was 5.4 million tons, with average gross royalty rate per ton of $0.99. Coal royalty revenues were attributed to the following:

         Northern Powder River. Production from our Western Energy property was
2.4 million tons, which generated coal royalty revenues of $2.8 million. Production from our Big Sky property was 1.4 million tons, which generated coal royalty revenues of $1.3 million.

         Expenses totaled $2.4 million, which includes $0.4 million of general and administrative expenses that primarily consist of $187,500 of fees paid to Western Pocahontas Properties under a management agreement and $1.9 million of depletion and amortization.

         Other Income (Expense). Interest expense was $1.7 million for the nine months ended September 30, 2002.

         Net Income. Net income was $2.0 million for the nine months ended September 30, 2002.

NEW GAULEY COAL CORPORATION

                                                               THREE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2002            2002
                                                               -------------   -------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                       PER TON DATA)
                                                                        (UNAUDITED)
Revenues:
     Coal royalties.......................................       $     398       $   1,336
     Other................................................              20              72
                                                                 ---------       ---------
                                                                       418           1,408
Expenses:
     General and administrative...........................              (5)             54
     Taxes other than income..............................              27              38
     Depletion and amortization...........................              48             127
                                                                 ---------       ---------
          Total expenses..................................              70             219
                                                                 ---------       ---------
Income from operations....................................             348           1,189
Other income (expenses):
     Interest expense.....................................             (31)            (95)
     Interest income......................................               7              22
     Reversionary interest................................             (69)           (103)
                                                                 ---------       ---------
Net income................................................       $     255       $   1,013
                                                                 =========       =========

Production................................................             134             445
Average gross royalty per ton.............................       $    2.97       $    3.00

THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Total revenue for the three months ended September 30, 2003 was $418,000, of which coal royalty revenues were $398,000, or 95%, on production of 134,000 tons. New Gauley has producing properties on two leases. The Alabama property produced 79,000 tons, generating coal royalty revenues of $273,000. Production from our West Virginia property was 55,000 tons, which generated coal royalty revenues of $125,000.

         Expenses. Aggregate expenses for the three months ended September 30, 2002, were $70,000 of which $48,000, or 69%, was from depletion and amortization.

         Net Income. Net income was $255,000 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Total revenue for the nine months ended September 30, 2003 was $1,408,000, of which coal royalty revenues were $1,336,000, or 95%, on production of 445,000 million tons. New Gauley has producing properties on two leases. The Alabama property produced 233,000 tons, generating coal royalty revenues of $802,000. Production from our West Virginia property was 212,000 tons, which generated coal royalty revenues of $519,000.

         Expenses. Aggregate expenses for the nine months ended September 30, 2002, were $219,000 of which $127,000, or 58%, was from depletion and amortization.

         Net Income. Net income was $1,013,000 for the nine months ended September 30, 2002.

ARCH COAL CONTRIBUTED PROPERTIES

                                                                THREE MONTHS    NINE MONTHS
                                                                   ENDED           ENDED
                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2002            2002
                                                               -------------   -------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                      PER TON DATA)
                                                                        (UNAUDITED)
Revenues
     Coal royalties.................................             $   4,971       $  13,851
     Other royalties................................                   369           1,294
     Property taxes.................................                   268             806
                                                                 ---------       ---------
          Total revenues............................                 5,608          15,951
                                                                 ---------       ---------
Expenses
     Depletion......................................                 1,634           4,603
     Property taxes.................................                   268             806
     Other expense..................................                   101             512
                                                                 ---------       ---------
          Total expenses............................                 2,003           5,921
                                                                 ---------       ---------
Excess of revenue over direct costs and expenses....             $   3,605       $  10,030
                                                                 =========       =========
Production..........................................                 2,961           8,278
Average gross royalty per ton.......................             $    1.68            1.68

THREE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Revenues for the three months ended September 30, 2002 were $5.6 million, of which coal royalty revenues were $5.0 million, or 89%, on production of 3.0 million tons.

         Appalachia. Production from our Lone Mountain property was 666,000 tons, which generated coal royalty revenues of $1.3 million. Production from our Lynch property was 756,000 tons, which generated coal royalty revenues of $1.2 million. Production from our Pardee property was 332,000 tons, which generated coal royalty revenues of $614,000. Production from our Campbells Creek property was 286,000 tons, which generated coal royalty revenues of $519,000.

         Direct costs and expenses. Direct costs and expenses for the three months ended September 30, 2002 were $2.0 million, consisting of depletion of $1.6 million, property taxes of $268,000 and other expense of $101,000.

NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Revenues for the nine months ended September 30, 2002 were $16.0 million, of which coal royalty revenues were $13.9 million, or 86%, on production of 8.3 million tons.

         Appalachia. Production from our Lone Mountain property was 2.0 million tons, which generated coal royalty revenues of $3.7 million. Production from our Lynch property was 2.3 million tons, which generated coal royalty revenues of $3.6 million. Production from our Pardee property was 978,000 tons, which generated coal royalty revenues of $1.8 million. Production from our Campbells Creek property was 832,000 tons, which generated coal royalty revenues of $1.5 million.

         Direct costs and expenses. Direct costs and expenses for the nine months ended September 30, 2002 were $5.9 million, consisting of depletion of $4.6 million, property taxes of $806,000 and other expense of $512,000.

RELATED PARTY TRANSACTIONS

PARTNERSHIP AGREEMENT

         Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners. However, in accordance with the partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. Indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates are also reimbursed. Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to unitholders. For the nine months ended September 30, 2003, we have incurred expenses totaling $2.0 million for services performed by Western Pocahontas Properties Limited Partnership and Quintana Minerals Corporation, affiliates of our general partner.

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

         Coal royalty revenues payable under these leases for the three months and nine months ended September 30, 2003 were $2.3 and $7.6 million, respectively, representing 11% and 14% of our total coal royalty revenues. If no production had taken place during the nine months ended September 30, 2003, minimum royalties of $4.5 million would have been payable under the leases.

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

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS AND CAPITAL EXPENDITURES

         We satisfied our working capital requirements with cash generated from operations. Funds for property acquisitions were obtained through borrowings.

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

         Net cash provided by operations during the nine months ended September 30, 2003 was $47.2 million, substantially all of which was from coal royalty revenues.

         Net cash used in investing activities during the nine months ended September 30, 2003 was $123.7 million in connection with the acquisition of the overriding interest in February for $11.9 million, the acquisition of 290,000 mineral acres from two subsidiaries of Alpha Natural Resources, LLC for $53.8 million, and $58 million for the acquisition of 78 million tons of proven coal reserves from PinnOak Resources. These acquisitions were initially funded primarily from our revolving credit facility, with the balance paid in cash.

         Cash provided by financing activities for the nine months ended September 30, 2003 was $90.6 million. During the first nine months we received proceeds from additional borrowings of $298.1 million, which includes $123.1 million under our revolving credit facility and $175.0 million from the issuance of our senior unsecured debt. These borrowings were partially offset by repayments of debt on our revolving credit facility of $172.6 million. We paid $0.9 million to settle an interest rate hedge entered into in connection with issuance of our senior notes. For the nine months ended September 30, 2003, we also paid cash distributions of $34.0 million to our partners.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Credit Facility and Senior Notes. Our debt currently consists of:

             - a $175 million revolving credit facility that matures in October 2005 and under which $8.0 million was outstanding at September 30, 2003;

             - $60 million of 5.55% senior notes due 2023, with a 10-year average life;

             - $80 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

             -  $35 million of 5.55% senior notes due 2013.

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

         At September 30, 2003, we had $8 million outstanding under the revolving credit facility bearing interest at a LIBOR rate of 3.15%. We incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum.

         We incurred interest expense of $2.5 million and $4.1 million for the three and nine-month periods ended September 30, 2003, respectively. Interest expense for the three and nine-month periods ended September 30, 2003 included credit facility fees of $157,000 and $292,000, respectively.

         The following table reflects our long-term non-cancelable contractual obligations as of September 30, 2003 (in millions):

                                                                           PAYMENTS DUE BY PERIOD
                                                       ----------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS                       2003      2004      2005      2006        2007      THEREAFTER
           -----------------------                       ----      ----      ----      ----        ----      ----------
Long-term debt (including current maturities)          $     --  $   9.35  $  17.35  $   9.35    $   9.35    $    137.6
                                                       ========  ========  ========  ========    ========    ==========

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

INTEREST RATE RISK

         Our exposure to changes in interest rates results from our current borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. In anticipation of the private placement on May 12, 2003, we entered into a treasury rate hedge with respect to $50 million of the senior notes. In conjunction with the issuance of the senior notes, we paid $1.4 million to settle this treasury rate hedge. Of the $1.4 million paid for the settlement, approximately $0.9 million will be amortized into expense over 20 years and the balance of $0.4 million, will be expensed currently and classified as other income (expense) in the income statement. At September 30, 2003, we had outstanding approximately $8.0 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $80,000, assuming the same principal amount remained outstanding over the next twelve months.

       INFLATION

         Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the nine months ended September 30, 2003.

ENVIRONMENTAL

         The operations of our lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The terms of substantially all of our leases impose liability on the relevant lessees for all environmental and reclamation liabilities arising under those laws and regulations. All of our lessees are required to post bonds to cover reclamation costs. In the event these bonds are insufficient, some states, such as West Virginia, have established funds to cover these shortfalls.

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

         - A substantial or extended decline in coal prices could reduce our coal royalty revenues.

         - Our lessees' coal mining operations are subject to operating risks that could result in lower coal royalty revenues to us.

         - We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our operators could reduce our coal royalty revenues.

         - The increasing cost and lack of availability of reclamation bonds that were purchased by our lessees could make it uneconomic or impossible to mine our coal.

         - We may not be able to terminate our leases if any of our lessees declare bankruptcy, and we may experience delays and be unable to replace lessees that do not make royalty payments.

         - If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

         - Adverse developments in the coal industry could reduce our coal royalty revenues and, due to our lack of asset diversification, also substantially reduce our total revenues.

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

         - We may be exposed to changes in interest rates because our current borrowings under our revolving credit facility may be subject to variable interest rates generally based upon LIBOR.

         - Our lessees are subject to federal, state and local laws and regulations that may limit their ability to produce and sell coal from our properties.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.       Exhibits

Exhibit Number                                                Description
--------------                                                -----------
    10.1*        Guaranty by Arch Coal, Inc. for the benefit of Natural Resource Partners L.P., dated October 21, 2003.

    31.1*        Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

    31.2*        Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

    32.1**       Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

    32.2**       Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

                 *Filed herewith

                 ** Furnished herewith

        B.       Reports on Form 8-K

                 A current report on Form 8-K was filed on July 1, 2003 in connection with the execution of an Asset Purchase Agreement with PinnOak Resources.

                 A current report on Form 8-K was filed on July 14, 2003 in connection with our acquisition of coal reserves from PinnOak Resources.

                 A current report on Form 8-K was furnished on August 7, 2003 in connection with disclosure of second quarter earnings and our outlook for 2003.

                 A current report on Form 8-K was furnished on September 12, 2003 in connection with a presentation made by management to the RBC Capital Markets North American Energy and Power Conference.

                 A current report on Form 8-K was filed on September 22, 2003 in connection with our issuance of senior notes.

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

                                     NATURAL RESOURCE PARTNERS L.P.
                                     By: NRP (GP) LP, its general partner
                                     By: GP NATURAL RESOURCE
                                         PARTNERS LLC, its general partner


 Date: November 12, 2003

                                     By:      /s/ CORBIN J. ROBERTSON, JR.
                                        ----------------------------------------
                                                Corbin J. Robertson, Jr.,
                                               Chairman of the Board and
                                                Chief Executive Officer
                                              (Principal Executive Officer)

 Date: November 12, 2003

                                     By:          /s/ DWIGHT L. DUNLAP
                                        ----------------------------------------
                                                    Dwight L. Dunlap,
                                               Chief Financial Officer and
                                                        Treasurer
                                              (Principal Financial Officer)

 Date: November 12, 2003

                                     By:           /s/ KENNETH HUDSON
                                        ----------------------------------------
                                                     Kenneth Hudson
                                                       Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number                                                      Description
--------------                                                      -----------
    10.1*              Guaranty by Arch Coal, Inc. for the benefit of Natural Resource Partners L.P., dated October 21, 2003.

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