Form 10-Q
period 2004-03-31
NATURAL RESOURCE PARTNERS LP
filed 2004-05-05
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
(Zip Code)

(713) 751-7507
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓ ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓ ] No [ ]

At May 1, 2004 there were outstanding 13,986,906 Common Units and 11,353,658 Subordinated Units.

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,996	$24,320
Accounts receivable	12,934	9,553
Accounts receivable — affiliate	—	1,437
Other	819	1,186

Total current assets	43,749	36,496
Land	13,532	13,532
Coal and other mineral rights, net	544,530	475,493
Loan financing costs, net	2,604	2,884
Other assets, net	2,882	3,271

Total assets	$607,297	$531,676

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$401	$423
Accounts payable — affiliate	123	305
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses — current portion	831	1,186
Property and franchise taxes payable	3,109	2,799
Accrued interest	2,697	681

Total current liabilities	16,511	14,744
Deferred revenue	15,122	15,054
Accrued incentive plan expenses	1,254	1,070
Long-term debt	165,650	192,650
Partners’ capital:
Common units (outstanding: 13,986,906 in 2004, 11,353,658 in 2003)	243,896	143,956
Subordinated units (outstanding: 11,353,658)	157,137	158,633
General partners’ interest	8,606	6,474
Holders of incentive distribution rights	12	—
Accumulated other comprehensive loss	(891)	(905)

Total partners’ capital	408,760	308,158

Total liabilities and partners’ capital	$607,297	$531,676

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
Revenues:
Coal royalties	$22,848	$15,409
Property taxes	1,306	888
Minimums recognized as revenue	763	804
Override royalties	677	461
Other	768	508

Total revenues	26,362	18,070
Operating costs and expenses:
Depletion and amortization	7,348	5,804
General and administrative	2,711	2,176
Taxes other than income	1,657	1,160
Override payments	—	388
Coal royalty payments	388	150

Total operating costs and expenses	12,104	9,678

Income from operations	14,258	8,392
Other income (expense)
Interest expense	(3,136)	(466)
Interest income	52	47

Net income	$11,174	$7,973

Net income attributable to:
General partner(1)	$247	$159

Holders of incentive distribution rights(1)	$12	$—

Limited partners	$10,915	$7,814

Basic and diluted net income per limited partner unit:
Common	$.47	$.34

Subordinated	$.47	$.34

Weighted average number of units outstanding:
Common	11,816	11,354

Subordinated	11,354	11,354

(1)	Holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$11,174	$7,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	7,348	5,804
Non-cash interest charge	14	—
Change in operating assets and liabilities:
Accounts receivable	(1,943)	2,093
Other assets	309	163
Accounts payable and accrued liabilities	(204)	(1,100)
Accrued interest	2,016	144
Deferred revenue	68	421
Accrued incentive plan expenses	(171)	191
Property and franchise taxes payable	310	(320)

Net cash provided by operating activities	18,921	15,369

Cash flows from investing activities:
Acquisition of coal and other mineral rights	(75,659)	(11,852)

Net cash used in investing activities	(75,659)	(11,852)

Cash flows from financing activities:
Proceeds from loans	75,500	11,500
Repayment of loans	(102,500)	—
Distributions to partners	(13,033)	(9,811)
Contributions by general partner	2,147	—
Proceeds from sale of 5,250,000 common units, net of transaction costs	200,421	—
Redemption of 2,616,752 common units from Arch Coal, Inc., net of transaction costs	(100,121)	—

Net cash provided by financing activities	62,414	1,689

Net increase in cash	5,676	5,206
Cash at beginning of period	24,320	7,753

Cash at end of period	$29,996	$12,959

Supplemental cash flow information:
Cash paid during the period for interest	$1,106	$391

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for future periods.

     For further information, refer to the consolidated financial statements and footnotes for the period from commencement of operations (October 17, 2002) through December 31, 2003 included in the Natural Resource Partners L.P. Form 10-K, as filed on March 4, 2004.

     Natural Resource Partners L.P. (the “Partnership”), a Delaware limited partnership, was formed in April 2002 to own and manage certain coal royalty producing properties contributed to the Partnership by Western Pocahontas Properties Limited Partnership, (“WPP”), Great Northern Properties Limited Partnership, (“GNP”), New Gauley Coal Corporation, (“NGCC”) and Arch Coal, Inc. (collectively “predecessors” or “predecessor companies”). The predecessor companies contributed assets to the Partnership on October 17, 2002. There were no operations in the Partnership prior to the contribution of the assets from the predecessor companies.

     The Partnership engages principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. The Partnership does not operate any mines. The Partnership leases coal reserves through its wholly owned subsidiary, NRP (Operating) LLC, (“NRP Operating”), to experienced mine operators under long-term leases that grant the operators the right to mine the Partnership’s coal reserves in exchange for royalty payments. The Partnership’s lessees are generally required to make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment.

     The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.

2.	Summary of Significant Accounting Policies

New Accounting Standards

     Historical practice in the extractive industry has been to classify leased mineral interest on the basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, “Business Combinations”, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, “Goodwill and Other Intangible Assets”) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF, the Task Force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets,” which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, the Partnership provided separate line items for owned and leased coal interests within the consolidated balance sheet as of December 31, 2003. As of March 31, 2004, leased coal interests are now included within coal and mineral rights in the unaudited consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

3.	Acquisitions

     BLC Properties. In January 2004, the Partnership purchased all of the mineral interests of BLC Properties LLC for $73.0 million. This acquisition included coal, oil and gas and other mineral rights on approximately 270,000 acres that contain approximately 176 million tons of coal reserves. The Partnership leases these reserves to eight different lessees. The transaction also included oil and gas and other mineral rights on approximately 205,000 additional acres. The properties are located in Kentucky, Tennessee, West Virginia, Virginia, and Alabama. BLC retained a 35% non-participating royalty interest in the oil and gas and other mineral rights.

     Appolo. In February 2004, the Partnership purchased two tracts of property from Appolo Fuels, Inc. in Bell County, Kentucky for $2.5 million. This property adjoins the properties purchased in the BLC acquisition and represents approximately 2.5 million tons. As a part of this transaction, an older below market lease affecting approximately 2.5 million additional tons of adjacent reserves was renegotiated to current royalty rates.

     The factors used in determining the fair market value of the assets acquired included, but were not limited to, discounted future net cash flows, the quality of the reserves, the probability of continued coal mining on the property, and marketability of the coal.

4.	Coal and Other Mineral Rights

The Partnership’s coal and other mineral rights consists of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$633,074	$557,415
Less accumulated depletion	88,544	81,922

Net book value	$544,530	$475,493

	Three months	Year
	ended	ended
	March 31,	December 31,
	2004	2003
Total depletion expense on coal interests	$6,540	$23,383

5.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
	(Unaudited)
$175 million floating rate revolving credit facility, due October, 2005	$—	$27,000
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	60,000	60,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	80,000	80,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000

Total debt	175,000	202,000
Less — current portion of long term debt	(9,350)	(9,350)

Long-term debt	$165,650	$192,650

     The Partnership has a $175 million unsecured revolving credit facility, which matures in October 2005, when all principal payments are due in full. The revolving credit facility provides for the election of the interest rate at (i) LIBOR plus an applicable margin ranging from 1.25% to 2.25% based on certain financial data or (ii) the higher of the federal funds rate plus an applicable margin ranging from 0.25% to 0.75% or the prime rate as announced by the agent bank. The facility includes a $12 million distribution loan sublimit that can be used for quarterly distributions. The remainder of the revolving credit facility is available for general limited partnership and affiliated company purposes, including future acquisitions, but may not be used to fund quarterly distributions. The financial covenants require the maintenance of a ratio of consolidated total indebtedness to consolidated EBITDA (as defined in the credit agreement) that is not to exceed 3.5 to 1.0 and a ratio of consolidated EBITDA to consolidated interest expense of at least 4.0 to 1.0. A portion of the proceeds from the Partnership’s March 16, 2004 public offering was used to repay the

$102.5 million outstanding under the credit facility at that time. The weighted average interest rate on the debt the Partnership repaid was 4.4%. This indebtedness was incurred under our credit facility during the past year in connection with our acquisitions of coal reserves and other mineral rights. At March 31, 2004, there was no outstanding balance under the revolving credit facility. The Partnership incurs a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum.

     The Partnership also has outstanding $175 million in senior notes. Proceeds from the issuance of the senior notes were used to repay borrowings under the Partnership’s existing revolving credit facility and for related expenses. The terms under the private placement require that the Partnership to maintain a fixed charge coverage ratio of not less than 3.50 to 1.0 and a limit on consolidated debt to consolidated EBITDA of not more than 4.00 to 1.00.

     The Partnership was in compliance with all terms under its long-term debt as of March 31, 2004.

6.	Equity Offering

     On March 16, 2004 the Partnership closed a public offering of 5,250,000 common units. The Partnership received net proceeds of $200.4 million from the sale of the 5,250,000 common units. These proceeds were based on an offering price of $39.96 per common unit and after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the offering, the Partnership also received a capital contribution of $2.1 million from its general partner to maintain its 2% general partner interest.

     The Partnership used the net proceeds of this offering and its general partner’s capital contribution to:

•	repay the $102.5 million of debt under our credit facility; and

•	redeem 2,616,752 common units from Arch Coal for $38.26 per unit ($39.96 offering price, less $1.70 for underwriting discounts and commissions).

7.	Net Income Per Unit Attributable to Limited Partners

     Net income per unit attributable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the period and is allocated in the same ratio as cash distributions are made, attributable to each quarter. Net income per unit attributable to limited partners is computed by dividing net income attributable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit attributable to limited partners is the same since the Partnership has no potentially dilutive securities outstanding.

8.	Related Party Transactions

     In conjunction with the Partnership’s public offering of 5,250,000 common units, the Partnership redeemed 2,616,752 of the common units held by Arch Coal, Inc. Please see Note 6.

     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were $0.3 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     WPP provides certain administrative services for the Partnership. The total expenses charged to the Partnership under this arrangement were $0.7 million and $0.5 million for the three months ended March 31, 2004 and 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     At December 31, 2003, the Partnership had accounts receivable from affiliates of $1.4 million consisting of minimums due from Arch Coal, Inc. There were no accounts receivable from affiliates at March 31, 2004. The Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation. On October 21, 2003, Arch entered into a Guaranty agreement with the Partnership whereby Arch agreed to pay the Partnership a minimum of $11.3 million in coal royalties with respect to their leases in 2004. As a result of the redemption of Arch Coal’s common units in March 2004, Arch Coal is no longer an affiliate of the Partnership.

9.	Commitments and Contingencies

Legal

     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because Natural Resource Partners L.P. has no employees, Western Pocahontas employees provide regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the periods ended March 31, 2004 and 2003. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do, from time to time, conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. All of the Partnership’s lessees are required to post bonds to cover reclamation costs. In the event these bonds are insufficient, some states, such as West Virginia have established funds to cover these shortfalls. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal Inc., jointly and severally, until October 16, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering in October 2002. The environmental indemnity is limited to a maximum of $10.0 million.

10.	Major Lessees

     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003(1)
	Revenues	Percent	Revenues	Percent
		(Dollars in thousands)
		(Unaudited)
Lessee A	4,458	17%	2,105	12%
Lessee B	3,187	12%	2,412	9%
Lessee C	2,282	9%	2,142	12%
Lessee D	2,234	8%	2,004	11%

(1)	Certain of our leases have been combined since the quarter ending March 31, 2003. This table has been restated for comparative purposes.

11.	Incentive Plans

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

     In February 2004, the board of directors of GP Natural Resource Partners LLC granted to key employees 55,950 additional phantom units that vest in February 2008. There were 217,195 phantom units outstanding at March 31, 2004. The Partnership accrued expenses to be reimbursed to its general partner of $0.6 million for the quarter ended March 31, 2004 related to these plans. In connection with the Long-Term Incentive Plans, cash payments of $0.6 million were paid in the first quarter of 2004.

12.	Subsequent Events

Pinnacle Update

     The Pinnacle mine has not been in production since August 31, 2003 due to a lightning strike that caused a ventilation disruption. In early April, PinnOak Resources announced they had resumed limited production at the mine with one continuous miner. Since then, they have added two additional continuous miner units and a new deep mine adjacent to the Pinnacle mine should start production this month. PinnOak is scheduled to enter the longwall section of the Pinnacle mine in mid-May for inspection.

Distributions

     On April 21, 2004, the Partnership announced a $0.0125 per unit increase in its quarterly distribution to $0.5750. The distribution is payable on May 14, 2004 to unitholders of record on May 3, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on March 4, 2004.

Executive Overview

     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois basin and the Western United States. As of January 1, 2004, we controlled approximately 1.8 billion tons of proven and probable coal reserves in nine states.

     We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of March 31, 2004, our reserves were subject to 127 leases with 53 lessees. For the three months ended March 31, 2004, approximately 65% of the coal produced from our properties came from underground mines and approximately 35% came from surface mines. As of March 31, 2004, approximately 66% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which constitutes approximately 37% of our reserves. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. In the quarter ended March 31, 2004, our lessees produced 11.6 million tons of coal from our properties and our total revenues were $26.4 million. In addition, approximately 29% of our 2004 coal royalty revenues were from metallurgical coal, which was sold to steel companies in the Eastern United States, South America, Europe and Asia.

     Our revenue and profitability are dependent on our lessees’ ability to mine and market our coal reserves. Generally, our lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum monthly, quarterly or annual payments. In addition, our leases specify minimum monthly, quarterly or annual royalties. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in future periods. We do not recognize these minimum coal royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are carried as deferred revenue, a liability on the balance sheet.

     Most of our coal is produced by large companies, many of which are publicly traded, with professional and sophisticated sales departments. We estimate that 80% of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. However, over the long term, our coal royalty revenue stream is affected by changes in market price of coal.

     Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions. Beginning in the latter half of 2003, the combination of the weaker U.S. dollar, especially against the Euro and the Australian dollar, and the increase in ocean-going freight rates caused an increase in demand for export coal because the United States was better able to compete with Australia for the European market. Thus, in 2003, our lessees experienced a greater demand for coal, and spot prices increased about 40%. These increased spot prices began to affect our results of operations in 2004 because many of our lessees’ contracts rolled over in late 2003.

     Prices of metallurgical coal have increased substantially in the past year. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal production gradually decreased during the years prior to 2003 due to a decline in exports as a result of the strength of the U.S. dollar and increasing use of electric arc furnaces and pulverized coal, rather than metallurgical coal, for steel production. With the weakening of the dollar and the increase in ocean-going freight rates, U.S. metallurgical coal has become more competitive and exports have been increasing. The ventilation disruption resulting in the closure of PinnOak Resources’ Pinnacle Mine in West Virginia, together with the closure of another low vol metallurgical mine in Alabama, have caused a critical shortage of that type of coal and a significant increase of 80% to 100% in its price. Metallurgical coal can also be used as steam coal. However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may be closed.

     In addition to coal royalty revenues, we generated approximately 3% of our 2004 first quarter revenue from rentals, royalties on oil and gas and coalbed methane leases, overriding royalty arrangements and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

     Under our partnership agreement, we are required to distribute all of our available cash each quarter. Because distributable cash flow is a significant liquidity metric that is an indicator of our ability to generate cash flows at a level that can sustain or support an increase in quarterly cash distributions paid to our partners, we view it as the most critical measure of our success as a company. Distributable cash flow is also the quantitative standard used throughout the investment community with respect to publicly traded partnerships.

     Distributable cash flow represents cash flow from operations less actual principal payments and cash reserves set aside for scheduled principal payments on the senior notes. Although distributable cash flow is a “non-GAAP financial measure,” we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Distributable cash flow may not be calculated the same for NRP as for other companies. A reconciliation of distributable cash flow to net cash provided by operating activities is set forth below.

Reconciliation of Unaudited GAAP Financial Measures
To Non-GAAP Financial Measures
(in thousands)

	Three months	Three months
	ended	ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Reconciliation of GAAP “Net cash provided by operating activities”
To Non-GAAP “Distributable Cash Flow”.
Cash flow from operations	$18,921	$15,369
Less scheduled principal payments	—	—
Less reserves for future principal payments	(2,350)	—
Add reserves used for scheduled principal payments	—	—

Distributable cash flow	$16,571	$15,369

Pinnacle Update

     The Pinnacle mine has not been in production since August 31, 2003 due to a lightning strike that caused a ventilation disruption. In early April, PinnOak Resources announced they had resumed limited production at the mine with one continuous miner. Since then, they have added two additional continuous miner units and a new deep mine adjacent to the Pinnacle mine should start production this month. PinnOak is scheduled to enter the longwall section of the Pinnacle mine in mid-May for inspection.

Acquisitions

     We have completed the following acquisitions during 2003 and 2004 that have impacted our results of operations and liquidity. These acquisitions are discussed below:

     2004 Acquisitions

     Appolo. In February 2004, the Partnership purchased two tracts of property from Appolo Fuels, Inc. in Bell County, Kentucky for $2.5 million. This property adjoins the properties purchased in the BLC acquisition and represents approximately 2.5 million tons. As a part of this transaction, an older below market lease affecting approximately 2.5 million additional tons of adjacent reserves was renegotiated to current royalty rates.

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

     2003 Acquisitions

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

New Accounting Standards

     Historical practice in the extractive industry has been to classify leased mineral interest on the basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, “Business Combinations, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, “Goodwill and Other Intangible Assets”) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF,the task force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position

(“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets,” which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, the Partnership provided separate line items for owned and leased coal interests within the consolidated balance sheet as of December 31, 2003. As of March 31, 2004, leased coal interests are now included within coal and mineral rights in the unaudited consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

Results of Operations

Natural Resource Partners L.P.

	Three months	Three months
	ended	ended
	March 31, 2004	March 31, 2003
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$22,848	$15,409
Property taxes	1,306	888
Minimums recognized as revenue	763	804
Override royalties	677	461
Other	768	508

Total revenues	26,362	18,070
Expenses:
Depletion and amortization	7,348	5,804
General and administrative	2,711	2,176
Taxes other than income	1,657	1,160
Override payments	—	388
Coal royalty payments	388	150

Total expenses	12,104	9,678

Income from operations	14,258	8,392
Other income (expense):
Interest expense	(3,136)	(466)
Interest income	52	47

Net income	$11,174	$7,973

Other Data:
Coal royalties
Appalachia	$21,283	$12,713
Illinois Basin	715	865
Northern Powder River Basin	850	1,831

Total	$22,848	$15,409

Production
Appalachia	10,331	7,496
Illinois Basin	605	721
Northern Powder River Basin	686	1,601

Total	11,622	9,818

Average gross royalty per ton
Appalachia	$2.06	$1.70
Illinois Basin	1.18	1.20
Northern Powder River Basin	1.24	1.14

Total	$1.97	$1.57

     Three months ended March 31, 2004 compared with three months ended March 31, 2003

     Revenues. For the quarter ended March 31, 2004, coal royalty revenues were $22.8 million on 11.6 million tons of coal produced, compared to $15.4 million in coal royalty revenues on 9.8 million tons of coal produced for the first quarter of 2003, representing a 48% increase in coal royalty revenues and an 18% increase in production. As a result of our acquisitions in Appalachia in 2003, the percentage of production from our Appalachian properties increased from 76% of total production in the first quarter of 2003 to 89% of total production in the first quarter of 2004.

     Nearly 3.0 million tons and $6.2 million in coal royalty revenues generated during the first quarter of 2004 were attributable to the acquisitions that we made subsequent to the end of the first quarter of 2003. The other changes in royalty revenue and production were primarily due to the increase in coal prices from the first quarter of 2003 to the first quarter of 2004. To take advantage of the higher prices, many of our lessees increased their production from our properties. As a result, on many of our properties we experienced increased production at higher average sales prices than in the first quarter of 2003.

     Appalachia. Coal royalty revenues in Appalachia for the quarter ended March 31, 2004 were $21.3 million compared to $12.7 million for the same period in 2003, an increase of $8.6 million or 68%. For the quarter ended March 31, 2004 production in Appalachia was 10.3 million tons compared to 7.5 million tons for the same period in 2003, an increase of 2.8 million tons or 37%.

     The following properties generated higher production and coal royaltyrevenues during the quarter ended March 2004.

•	Lone Mountain — production increased from 564,000 tons to 658,000 tons and royalty revenues increased from $1.0 million to $1.7 million.

•	West Fork — production increased from 561,000 tons to 776,000 tons and royalty revenues increased from $1.2 million to $1.8 million.

•	Lynch — production increased from 627,000 tons to 853,000 tons and royalty revenues increased from $1.0 million to $1.6 million.

•	Pardee — production increased from 313,000 tons to 346,000 tons and royalty revenues increased from $560,000 to $967,000 million.

     These increases were partially offset by lower production and royalty revenue from our Boone-Lincoln and Davis Lumber properties. On our Boone-Lincoln property production decreased from 174,000 tons to 37,000 tons and royalty revenue decreased from $326,000 to $72,000 as production from the existing mines moved to adjacent property during the quarter. On our Davis Lumber property production decreased from 181,000 tons to zero and royalty revenue decreased from $248,000 tons to zero as production moved to adjacent property.

     Illinois Basin. On our Cummings/Hocking Wolford property, production decreased from 395,000 tons to 247,000 tons and royalty revenues decreased from $417,000 to $265,000 as a greater proportion of production from the active mine was on adjacent property.

     Northern Powder River Basin. Production from our Western Energy property decreased from 1.2 million tons to 686,000 tons and royalty revenue decreased from $1.5 million to $850,000. This decrease was due to the typical variations in production resulting from the checkerboard ownership pattern. On our Big Sky property production decreased from 385,000 tons to zero and royalty revenue decreased from $356,000 to zero as operations were idled at the Big Sky mine.

     Expenses. For the quarter ended March 31, 2004 total expenses were $12.1 million, compared to $9.7 million for the first quarter of 2003, representing an increase of $2.4 million, or 25%. Included in total are expenses are:

•	Depletion and amortization of $7.3 million for the first quarter of 2004, compared to $5.8 million for the first quarter of 2003, an increase of $1.5 million, or 26% due to the increase in production volumes on properties we acquired after the first quarter of 2003;

•	General and administrative expenses of $2.7 million for the first quarter of 2004, compared to $2.2 million for the first quarter of 2003, an increase of $0.5 million, or 23%. Most of the increase in general and administrative expenses is attributable to compensation expenses for additional staff required to manage the properties we acquired as well as accruals under our long term incentive compensation plans; and

•	Taxes other than income of $1.7 million for the first quarter of 2004, compared to $1.2 million for the first quarter of 2003, an increase of $0.5 million, or 42%, due to additional properties acquired during the year.

     Interest Expense. For the quarter ended March 31, 2004 interest expense was $3.1 million compared to $0.5 million for 2003 or an increase of $2.6 million. This increase is attributable to the issuance of $175 million of senior notes after the first quarter of 2003 and an outstanding balance of $102.5 million on the credit facility for most of the quarter during 2004. The outstanding balance on the credit facility was paid with a portion of the proceeds from our equity offering.

Related Party Transactions

Partnership Agreement

     Our general partner will not receive any management fee or other compensation for its management of Natural Resource Partners. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.0 million in the three months ended March 31, 2004 and $0.7 million in the three months ended March 31, 2003.

Agreements with Alpha Natural Resources

     First Reserve, which has the right to nominate two members to the board of directors of GP Natural Resource Partners LLC, has a controlling interest in Alpha Natural Resources, which was our largest lessee in 2003 and the first quarter of 2004, based on revenues. We have entered into a number of coal mining leases with Alpha through a combination of new leases entered into upon our purchase of the Alpha property and through leases we had with entities that Alpha acquired. The leases we have with Alpha or related companies consist of the following properties:

•	VICC/Alpha in Virginia, which contains 365.0 million tons of proven and probable reserves as of December 31, 2003.

•	Kingwood in West Virginia, which contains 20.8 million tons of proven and probable reserves as of December 31, 2003.

•	Welch/Wyoming in West Virginia, which contains 8.0 million tons of proven and probable reserves as of December 31, 2003.

•	Davis Lumber in West Virginia, which contains 17,000 tons of proven and probable reserves as of December 31, 2003.

•	Kentucky Land in Kentucky, which contains 20.3 million tons of proven and probable reserves as of December 31, 2003.

     Coal royalty revenues payable under these leases totaled $4.5 million, representing 20% of our total coal royalty revenues for the quarter ended March 31, 2004. If no production had taken place in 2004, minimum recoupable royalties of $1.1 million would have been payable under the leases.

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

Agreements with Ark Land Company

     Concurrently with our initial public offering in October 2002, we entered into four coal mining leases with Ark Land Company, a subsidiary of Arch Coal, Inc. The Ark Land leases grant them the right to mine our coal on the following properties:

•	Lone Mountain in Kentucky, which contains 44.6 million tons of proven and probable reserves as of December 31, 2003;

•	Pardee in Kentucky and Virginia, which contains 19.2 million tons of proven and probable reserves as of December 31, 2003;

•	Boone/Lincoln in West Virginia, which contains 17.9 million tons of proven and probable reserves as of December 31, 2003;

•	Campbell’s Creek in West Virginia, which contains 9.0 million tons of proven and probable reserves as of December 31, 2003.

     Coal royalty revenues payable under these leases based on 2004 production were $3.2 million, representing 14% of our total coal royalty revenues for the quarter ended March 31, 2004. If no production had taken place in 2003, minimum recoupable royalties of $1.4 million would have been payable under the leases. On October 21, 2003, Arch Coal entered into a guaranty agreement with us under which Arch agreed to pay us a minimum of $11.3 million in coal royalties with respect to these leases in 2004.

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

     As a result of our equity offering in March 2004 and subsequent redemption of 2,616,752 common units from Arch Coal, Arch currently only holds approximately 2% of our outstanding common units and no longer has a right to designate any members to our Board of Directors. Consequently, Arch is no longer a related party.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility and proceeds from the issuance of our senior notes and the issuance of our common units. We believe that cash generated from our operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next several years. We expect to fund future acquisitions with borrowings under our credit facility and proceeds from the issuance of debt and equity. Our ability to satisfy any debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Risks Related to Our Business.” Our capital expenditures, other than for acquisitions, have historically been minimal.

     Net cash provided by operations for the quarter ended March 31, 2004 was $18.9 million and for the same quarter of 2003 it was $15.4 million, substantially all of which was from coal royalty revenues.

     Net cash used in investing activities for the quarter ended March 31, 2004 was $75.6 million compared to $11.8 million for 2003. The 2004 results represent the BLC and Appolo acquisitions. The net cash used in investing activities for 2003 represents the acquisition of the Alpha overriding royalty interest.

     Net cash provided by financing activities for the quarter ending March 31, 2004 was $62.4 million compared to $1.7 million for the same period a year ago. The current quarter includes $200.4 million in net proceeds from our equity offering in March 2004, a $2.1 million capital contribution from our general partner to maintain its 2% general partner interest, as well as $75.5 million in proceeds from borrowings on our credit facility. We used $102.5 million of the net proceeds from the equity offering to pay the outstanding balance on our credit facility and $100.1 million to redeem 2.6 million common units owned by Arch Coal. We also paid distributions to our partners totaling $13 million. In the quarter ending March 31, 2003, we borrowed $11.5 million under our credit facility to fund an acquisition and paid $9.8 million in distributions to our partners.

Contractual Obligations and Commercial Commitments

Our debt currently consists of:

•	$175 million revolving credit facility that matures in October 2005, all of which was available at March 31, 2004;

•	$60 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$80 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

•	$35 million of 5.55% senior notes due 2013.

          Credit Facility. We have entered into a $175 million revolving credit facility which includes a $12 million distribution loan sublimit that can be used for funding quarterly distributions. The remainder of the revolving credit facility is available for general purposes, including future acquisitions, but may not be used to fund quarterly distributions.

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

          If an event of default exists under the note purchase agreement, the noteholders will be able to accelerate the maturity of the senior notes and exercise other rights and remedies. Each of the following will be an event of default:

•	failure to pay principal on any make-whole amount when due;

•	failure to pay interest for more than five business days after it becomes due;

•	failure to comply with the note purchase agreement, subject to certain grace periods;

•	any representation or warranty provided proves to have been false or incorrect in any material respect when made;

•	failure to pay any debt (or interest thereon) in excess of $10.0 million beyond any applicable grace period, a default in the performance of or compliance with any term of any debt in excess of $10.0 million if the default causes the debt to become due;

•	the occurrence or continuation of any event that results in the borrower becoming obligated to repay or repurchase any of its debt, such as a change of control provision;

•	bankruptcy or insolvency events;

•	entry and failure to pay bond, stay or discharge a final judgment in excess of $10.0 million;

•	the occurrence of certain ERISA events; and

•	the note purchase agreement, any note or subsidiary guarantee ceases to be in full force and effect.

          The following table reflects our long-term non-cancelable contractual obligations as of March 31, 2004 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (including current maturities)	$252.30	$18.30	$17.82	$17.33	$16.86	$16.37	$165.62

(1)	The amounts indicated in the table include principal and interest due on our senior notes.

Shelf Registration Statement/Equity Offering

     On December 23, 2003, we and our operating subsidiaries jointly filed a $500 million “universal shelf” registration statement with the Securities and Exchange Commission for the proposed sale of debt and equity securities. Securities issued under this shelf may be in the form of common units representing limited partner interests in Natural Resource Partners or debt securities of NRP or any of our operating subsidiaries. The registration statement also covers, for possible future sales, up to 673,715 common units held by Great Northern Properties Limited Partnership. Great Northern Properties acquired the common units as consideration for its contribution to us of properties and debt in connection with our initial public offering.

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

     On March 16, 2004, we closed our public offering of 5,250,000 common units. We received net proceeds of $200.4 million from the sale of the 5,250,000 common units. These proceeds were based on an offering price of $39.96 per common unit and after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the offering, we also received a capital contribution of $2.1 million from our general partner to maintain its 2% general partner interest.

     We used the net proceeds of this offering and our general partner’s capital contribution to:

•	repay the $102.5 million of debt under our credit facility; and

•	redeem 2,616,752 common units from Arch Coal for $38.26 per unit ($39.96 offering price, less $1.70 for underwriting discounts and commissions).

     The weighted average interest rate on the debt we repaid was 4.4%. This indebtedness was incurred under our credit facility in connection with our acquisitions of coal reserves and other mineral rights.

     In conjunction with the closing of our public offering of 5,250,000 common units, we redeemed 2,616,752 of the common units held by Arch Coal, Inc. Arch Coal had the right to designate two directors to the board of directors for so long as Arch continued to hold at least 10% of the common units of Natural Resource Partners. As a result of the redemption of the common units from Arch, Arch currently holds approximately 2% of the common units outstanding. Consequently, Arch no longer has the right to designate any directors, and Mr. Peugh has resigned from the board. Mr. Robert Karn III, the independent director originally designated by Arch, will remain on the board and will continue to serve as chairman of NRP’s audit committee.

     Following the offering, approximately $290.2 million is available under our shelf registration statement.

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

Interest Rate Risk

     Our exposure to changes in interest rates results from our current borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. In anticipation of the private placement on May 12, 2003, we entered into a treasury rate hedge with respect to $50 million of the senior notes. In conjunction with the issuance of the senior notes, we paid $1.4 million to settle this treasury rate hedge. Of the $1.4 million paid for the settlement, approximately $0.9 million will be amortized into expense over 20 years.

Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the quarter ended March 31, 2004.

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

     These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events affecting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     You should not put undue reliance on any forward-looking statements. Please read “Risks Related to Our Business” below for important factors that could cause our actual results of operations or our actual financial condition to differ.

Risks Related to Our Business

•	We may not have sufficient cash from operations to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues.

•	Our lessees’ coal mining operations are subject to operating risks that could result in lower coal royalty revenues to us.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our operators could reduce our coal royalty revenues.

•	The increasing cost and lack of availability of reclamation bonds that were purchased by our lessees could make it uneconomic or impossible to mine our coal.

•	We may not be able to terminate our leases if any of our lessees declare bankruptcy, and we may experience delays and be unable to replace lessees that do not make royalty payments.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Adverse developments in the coal industry could reduce our coal royalty revenues and, due to our lack of asset diversification, also substantially reduce our total revenues.

•	Any decrease in the demand for metallurgical coal could result in lower coal production by our lessees, which would thereby reduce our coal royalty revenues.

•	We may not be able to expand and our business will be adversely affected if we are unable to replace or increase our reserves or obtain other mineral reserves through acquisitions.

•	Any change in fuel consumption patterns by electric power generators resulting in a decrease in the use of coal could result in lower coal production by our lessees, which would reduce our coal royalty revenues.

•	Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more, which could adversely affect the stability and profitability of their operations and adversely affect our coal royalty revenues.

•	Competition within the coal industry may adversely affect the ability of our lessees to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties.

•	Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

•	Our lessees’ work forces could become increasingly unionized in the future.

•	We may be exposed to changes in interest rates because our current borrowings under our revolving credit facility may be subject to variable interest rates generally based upon LIBOR.

•	Our lessees are subject to federal, state and local laws and regulations that may limit their ability to produce and sell coal from our properties.

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

     No changes were made to NRP’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, NRP’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     We are in the ordinary course of business, a party to various legal proceedings. We do not believe the outcome of these proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 16, 2004, we closed a public offering of 5,250,000 common units. In connection with the offering, we redeemed 2,616,752 common units from Arch Coal. The following table illustrates that transaction:

Purchase of Equity Securities by the Issuer

	(a) Units	(b) Average
Period	Purchased	Price Paid
March 2004	2,616,752	$38.26

Total	2,616,752	$38.26

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

A current report on Form 8-K was filed on January 5, 2004 in connection with the acquisition of coal reserves and other mineral rights from BLC Properties LLC.

A current report on Form 8-K was furnished on January 8, 2004 in connection with the issuance a press release discussing our outlook for 2004.

A current report on Form 8-K was filed on January 22, 2004 in connection with the announcement of our cash distribution with respect to the fourth quarter of 2003.

A current report on Form 8-K was furnished on February 12, 2004 in connection with disclosure of fourth quarter and full year 2003 earnings.

A current report on Form 8-K was filed on March 5, 2004 in connection with the election of Stephen P. Smith to our Board of Directors.

A current report on Form 8-K was filed on March 11, 2004 in connection with the execution of an underwriting agreement for our equity offering.

A current report on Form 8-K was filed on March 17, 2004 in connection with the closing of our equity offering and the resignation of David B. Peugh from our Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
By: NRP (GP) LP, its general partner
By: GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 5, 2004
By:
		/s/	Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2004
By:
		/s/	Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)
Date: May 5, 2004
By:
		/s/	Kenneth Hudson

Kenneth Hudson
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Filed herewith ** Furnished herewith