Form 10-Q
period 2004-06-30
NATURAL RESOURCE PARTNERS LP
filed 2004-08-05
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31465

NATURAL RESOURCE PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2164875 (I.R.S. Employer Identification No.)

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

At August 1, 2004 there were outstanding 13,986,906 Common Units and 11,353,658 Subordinated Units.

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,559	$24,320
Accounts receivable	14,198	9,553
Accounts receivable – affiliate	—	1,437
Other	465	1,186

Total current assets	36,222	36,496
Land	13,721	13,532
Coal and other mineral rights, net	538,743	475,493
Loan financing costs, net	2,327	2,884
Other assets, net	2,944	3,271

Total assets	$593,957	$531,676

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$195	$423
Accounts payable – affiliate	111	305
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses – current portion	1,122	1,186
Property and franchise taxes payable	2,814	2,799
Accrued interest	267	681

Total current liabilities	13,859	14,744
Deferred revenue	13,262	15,054
Accrued incentive plan expenses	1,619	1,070
Long-term debt	156,300	192,650
Partners’ capital:
Common units (outstanding: 13,986,906 in 2004, 11,353,658 in 2003).	243,864	143,956
Subordinated units (outstanding: 11,353,658)	157,217	158,633
General partners’ interest	8,670	6,474
Holders of incentive distribution rights	44	—
Accumulated other comprehensive loss	(878)	(905)

Total partners’ capital	408,917	308,158

Total liabilities and partners’ capital	$593,957	$531,676

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)
Revenues:
Coal royalties	$26,179	$19,188	$49,027	$34,597
Property taxes	1,278	1,301	2,584	2,189
Minimums recognized as revenue	165	455	928	1,259
Override royalties	757	200	1,434	661
Other	1,118	695	1,886	1,203

Total revenues	29,497	21,839	55,859	39,909
Operating costs and expenses:
Depletion and amortization	7,493	6,369	14,841	12,173
General and administrative	2,422	2,131	5,133	4,307
Taxes other than income	1,712	1,421	3,369	2,581
Override payments	—	—	—	388
Coal royalty payments	398	161	786	311

Total operating costs and expenses	12,025	10,082	24,129	19,760

Income from operations	17,472	11,757	31,730	20,149
Other income (expense)
Interest expense	(2,404)	(1,131)	(5,540)	(1,597)
Interest income	60	56	112	103
Loss from interest rate hedge	—	(499)	—	(499)

Net income	$15,128	$10,183	$26,302	$18,156

Net income attributable to:
General partner(1)	$394	$204	$641	$363

Other holders of incentive distribution rights(1)	$49	$—	$61	$—

Limited partners	$14,685	$9,979	$25,600	$17,793

Basic and diluted net income per limited partner unit:
Common	$.58	$.44	$1.05	$.78

Subordinated	$.58	$.44	$1.05	$.78

Weighted average number of units outstanding:
Common	13,987	11,354	12,902	11,354

Subordinated	11,354	11,354	11,354	11,354

(1) Other holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended
	June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$26,302	$18,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	14,841	12,173
Non-cash interest charge	27	1
Change in operating assets and liabilities:
Accounts receivable	(3,208)	(557)
Other assets	657	(2,180)
Accounts payable and accrued liabilities	(422)	(734)
Accrued interest	(414)	91
Deferred revenue	(1,792)	(217)
Accrued incentive plan expenses	485	798
Property and franchise taxes payable	15	(91)

Net cash provided by operating activities	36,491	27,440

Cash flows from investing activities:
Acquisition of coal and other mineral rights	(77,332)	(65,664)
Cash held in escrow	—	(58,000)

Net cash used in investing activities	(77,332)	(123,664)

Cash flows from financing activities:
Proceeds from loans	75,500	248,100
Repayment of loans	(111,850)	(122,600)
Distributions to partners	(27,951)	(21,917)
Settlement of hedge included in other comprehensive loss	—	(931)
Contributions by general partner	2,147	—
Proceeds from sale of 5,250,000 common units, net of transaction costs	200,355	—
Redemption of 2,616,752 common units from Arch Coal, Inc., net of transaction costs	(100,121)	—

Net cash provided by financing activities	38,080	102,652

Net increase (decrease) in cash and cash equivalents	(2,761)	6,428
Cash and cash equivalents at beginning of period	24,320	7,753

Cash and cash equivalents at end of period	$21,559	$14,181

Supplemental cash flow information:
Cash paid during the period for interest	$5,927	$1,416

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. Basis of Presentation and Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for future periods.

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

     2. Summary of Significant Accounting Policies

New Accounting Standards

     Historical practice in the extractive industry has been to classify leased mineral interests on a basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, Business Combinations, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, Goodwill and Other Intangible Assets) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF, the Task Force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets,” which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, the Partnership provided separate line items for owned and leased coal interests within the consolidated balance sheet as of December 31, 2003. At June 30, 2004, leased coal interests are included within coal and mineral rights in the unaudited consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

     3. Acquisitions

     Pardee Minerals. In May 2004, the Partnership purchased a tract of coal reserves from Pardee Minerals LLC in Wise County, Virginia for $1.6 million. This property adjoins other property the Partnership owns and represents approximately 1.0 million tons. As a part of this transaction, the Partnership took an assignment of a coal lease under which a subsidiary of Alpha Natural Resources is the lessee.

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

4. Coal and Other Mineral Rights

The Partnership’s coal and other mineral rights consist of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
Coal and other mineral rights	$634,559	$557,415
Less accumulated depletion and amortization	95,816	81,922

Net book value	$538,743	$475,493

	Six months ended
	June 30,
	2004	2003
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal interests	$13,793	$11,171

5. Long-Term Debt

     Long-term debt consists of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(In thousands)
$175 million floating rate revolving credit facility, due October, 2005	$—	$27,000
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	56,700	60,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	73,950	80,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000

Total debt	165,650	202,000
Less – current portion of long term debt	(9,350)	(9,350)

Long-term debt	$156,300	$192,650

     The Partnership has a $175 million unsecured revolving credit facility, which matures in October 2005, when all principal payments are due in full. The revolving credit facility provides for the election of the interest rate at (i) LIBOR plus an applicable margin ranging from 1.25% to 2.25% based on certain financial data or (ii) the higher of the federal funds rate plus an applicable margin ranging from 0.25% to 0.75% or the prime rate as announced by the agent bank. The facility includes a $12 million distribution loan sublimit that can be used for quarterly distributions. The remainder of the revolving credit facility is available for general limited partnership and affiliated company purposes, including future acquisitions, but may not be used to fund quarterly distributions. The financial covenants require the maintenance of a ratio of consolidated total indebtedness to consolidated EBITDA (as defined in the credit agreement) that is not to exceed 3.5 to 1.0 and a ratio of consolidated EBITDA to consolidated interest expense of at least 4.0 to 1.0. A portion of the proceeds from the Partnership’s March 16, 2004 public offering was used to repay the $102.5 million outstanding under the credit facility at that time. The weighted average interest rate on the debt the Partnership repaid was 4.4%. This indebtedness was incurred under our credit facility during the past year in connection with our acquisitions of coal reserves and other mineral rights. At June 30, 2004, there was no outstanding balance under the revolving credit facility. The Partnership incurs a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum.

     The Partnership also has outstanding $165.6 million in senior notes. Proceeds from the issuance of the senior notes were used to repay borrowings under the Partnership’s existing revolving credit facility and for related expenses. The terms under the private placement require that the Partnership maintain a fixed charge coverage ratio of not less than 3.50 to 1.0 and a limit on consolidated debt to consolidated EBITDA of not more than 4.00 to 1.00.

     The Partnership was in compliance with all terms under its long-term debt as of June 30, 2004.

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

7. Net Income Per Unit Attributable to Limited Partners

     Net income per unit attributable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the period and is allocated in the same ratio as cash distributions are made, attributable to each quarter. Net income per unit attributable to limited partners is computed by dividing net income attributable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding.

8. Related Party Transactions

     In conjunction with the Partnership’s public offering of 5,250,000 common units, the Partnership redeemed 2,616,752 of the common units held by Arch Coal, Inc. Please see Note 6.

     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. The total expenses charged to the Partnership under this arrangement were $0.3 million and $0.6 million for the three and six months ended June 30, 2004 and $0.2 million and $0.5 million for the same periods in 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     WPP provides certain administrative services for the Partnership. The total expenses charged to the Partnership under this arrangement were $0.7 million and $1.4 million for the three and six months ended June 30, 2004 and $0.5 million and $1.0 million for the same periods in 2003. These costs are reflected in the general and administrative expenses in the accompanying statements of income.

     At December 31, 2003, the Partnership had accounts receivable from affiliates of $1.4 million consisting of minimums due from Arch Coal, Inc. There were no accounts receivable from affiliates at June 30, 2004. The Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation. On October 21, 2003, Arch entered into a Guaranty agreement with the Partnership whereby Arch agreed to pay the Partnership a minimum of $11.3 million in coal royalties with respect to their leases in 2004. As a result of the redemption of Arch Coal’s common units in March 2004, Arch Coal is no longer an affiliate of the Partnership.

9. Commitments and Contingencies

Legal

     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because Natural Resource Partners L.P. has no employees, Western Pocahontas employees perform regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees and the duty to enforce regulations rests with the appropriate regulatory agencies. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the periods ended June 30, 2004 and 2003. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do, from time to time, conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. All of the Partnership’s lessees are required to post bonds to cover reclamation costs. In the event these bonds are insufficient, some states, such as West Virginia have established funds to cover these shortfalls. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal, Inc., jointly and severally, until October 16, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering in October 2002. The environmental indemnity is limited to a maximum of $10.0 million.

10. Major Lessees

     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2004		2003(1)		2004		2003(1)
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
	(Dollars in thousands)
	(Unaudited)
Lessee A	$5,059	17%	$4,707	22%	$9,517	17%	$6,813	17%
Lessee B	3,339	11%	3,028	14%	6,526	12%	5,441	14%
Lessee C	2,162	7%	2,106	11%	4,444	8%	4,249	11%
Lessee D	2,873	10%	2,286	10%	5,107	9%	4,290	11%

(1) Certain of our leases have been combined since the period ending June 30, 2003. This table has been restated for comparative purposes.

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

     In February 2004, the board of directors of GP Natural Resource Partners LLC granted to key employees 55,950 additional phantom units that vest in February 2008. There were 195,988 phantom units outstanding at June 30, 2004. The Partnership accrued expenses to be reimbursed to its general partner of $0.5 million and $1.1 million for the three and six months ended June 30, 2004 related to these plans. In connection with the Long-Term Incentive Plans, cash payments of $0.6 million had been paid for the six months ended June 30, 2004.

12. Distributions

     On May 14, 2004, the Partnership paid a cash distribution equal to $0.5750 per unit, or $2.30 on an annualized basis, to unitholders of record on May 3, 2004.

13. Subsequent Events

Distributions

     On July 22, 2004, the Partnership announced a $0.025 per unit increase in its quarterly distributions to $0.60 per unit, or $2.40 per unit on an annualized basis. The distribution is payable on August 13, 2004 to unitholders of record on August 2, 2004.

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

     We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of June 30, 2004, our reserves were subject to 128 leases with 53 lessees. For the six months ended June 30, 2004, approximately 66% of the coal produced from our properties came from underground mines and approximately 34% came from surface mines. As of December 31, 2003, approximately 66% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which constitutes approximately 37% of our reserves. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. In the three months ended June 30, 2004, our lessees produced 12.0 million tons of coal from our properties and our total revenues were $29.5 million. For the six months ended June 30, 2004, our lessees produced 23.7 million tons of coal from our properties and our total revenues were $55.9 million. In addition, approximately 31% of our 2004 coal royalty revenues have been from metallurgical coal, which was sold to steel companies in the Eastern United States, South America, Europe and Asia.

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

     Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions. Beginning in the latter half of 2003, the combination of the weaker U.S. dollar, especially against the Euro and the Australian dollar, and the increase in ocean-going freight rates caused an increase in demand for export coal because the United States was better able to compete with Australia for the European market. Beginning in 2003, our lessees located in Appalachia experienced a greater demand for coal, and coal prices for both metallurgical and steam coal for those producers have tended to increase over the first six months of 2004. Because of these generally higher prices, our revenues in Appalachia have increased to an average of $2.19 per ton for the first six months of 2004 from an average of $1.75 per ton for the same period of 2003.

     Prices of metallurgical coal have increased substantially in the past year. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal production gradually decreased during the years prior to 2003 due to a decline in exports as a result of the strength of the U.S. dollar and increasing use of electric arc furnaces and pulverized coal, rather than metallurgical coal, for steel production. With the weakening of the dollar and the increase in ocean-going freight rates, U.S. metallurgical coal has become more competitive and exports have been increasing. The temporary closure of PinnOak Resources’ Pinnacle Mine in West Virginia, together with the closure of another low vol metallurgical mine in Alabama, caused a critical shortage of that type of coal and a significant increase of 80% to 100% in its price. Although the Pinnacle mine has restarted production, it appears the metallurgical market remains tight and to date prices have generally not decreased. Metallurgical coal can also be used as steam coal. However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may be closed.

     On July 8, 2004, the United States District Court for the Southern District of West Virginia issued an opinion and an injunctive order in the case of Ohio Valley Environmental Coalition, et al. v. William Bulen. Judge Joseph Goodwin granted summary judgment for the plaintiffs and enjoined further permitting by the Army Corps of Engineers in southern West Virginia under the Nationwide 21 permit program. His order only impacts counties in southern West Virginia and requires applicants in those counties to seek individual permits, which require a more intensive environmental review and public comment. Judge Goodwin also ordered the Corps of Engineers to tell the companies that had gotten 11 permits issued by the Corps’ office in Huntington, West Virginia since January 2002 to halt any work under those permits where construction of the fills had not started by the time of the July 8 order. Pending the resolution of any appeals, this decision will dramatically slow down the permitting process for our lessees in southern West Virginia, and the increased cost of obtaining permits could render some of our smaller blocks of reserves uneconomic to develop. We will continue to monitor this litigation and its impact on the development of our coal reserves.

     In addition to coal royalty revenues, we generated approximately 4% and 3% of our revenues for three and six months ended June 30, 2004, respectively from rentals, royalties on oil and gas and coalbed methane leases, overriding royalty arrangements and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

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

Reconciliation of GAAP Financial Measures
To Non-GAAP Financial Measures
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)
Reconciliation of GAAP “Net cash provided by operating activities” to Non-GAAP “Distributable cash flow”.
Cash flow from operations	$17,570	$12,071	$36,491	$27,440
Less scheduled principal payments	(9,350)	—	(9,350)	—
Less reserves for future principal payments	(2,350)	—	(4,700)	—
Add reserves used for scheduled principal payments	9,400	—	9,400	—

Distributable cash flow	$15,270	$12,071	$31,841	$27,440

Pinnacle Update

     The Pinnacle mine restarted with limited production in April and by the end of June had resumed full operations.

Acquisitions

     We have completed the following acquisitions during 2004 and 2003 that have impacted our results of operations and liquidity. These acquisitions are discussed below:

     2004 Acquisitions

     Pardee Minerals. In May 2004, we purchased a tract of coal reserves from Pardee Minerals LLC in Wise County, Virginia for $1.6 million. This property adjoins other property we own and represents approximately 1.0 million tons. As a part of this transaction, we took an assignment of a coal lease under which a subsidiary of Alpha Natural Resources is the lessee.

     Appolo. In February 2004, we purchased two tracts of property from Appolo Fuels, Inc. in Bell County, Kentucky for $2.5 million. This property adjoins the properties purchased in the BLC acquisition and represents approximately 2.5 million tons. As a part of this transaction, an older below market lease affecting approximately 2.5 million additional tons of adjacent reserves was renegotiated to current royalty rates.

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

     2003 Acquisitions

     Eastern Kentucky Reserves. In November 2003, we acquired coal reserves and related interests in eastern Kentucky from a number of private sellers for $18.8 million. The acquisition included approximately 21 million tons of coal reserves, an additional royalty interest in approximately 8 million tons of coal reserves on contiguous property, and the right to collect a wheelage fee, which is a toll paid to transport coal across or through our properties, on 10 million tons of coal. We lease some of these reserves to Appalachian Fuels.

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

New Accounting Standards

     Historical practice in the extractive industry has been to classify leased mineral interests on a basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, Business Combinations, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, Goodwill and Other Intangible Assets) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF,the task force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets, which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, the Partnership provided separate line items for owned and leased coal interests within the consolidated balance sheet as of December 31, 2003. At June 30, 2004, leased coal interests are included within coal and mineral rights in the unaudited consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

Results of Operations

Natural Resource Partners L.P.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$26,179	$19,188	$49,027	$34,597
Property taxes	1,278	1,301	2,584	2,189
Minimums recognized as revenue	165	455	928	1,259
Override royalties	757	200	1,434	661
Other	1,118	695	1,886	1,203

Total revenues	29,497	21,839	55,859	39,909
Expenses:
Depletion and amortization	7,493	6,369	14,841	12,173
General and administrative	2,422	2,131	5,133	4,307
Taxes other than income	1,712	1,421	3,369	2,581
Override payments	—	—	—	388
Coal royalty payments	398	161	786	311

Total expenses	12,025	10,082	24,129	19,760

Income from operations	17,472	11,757	31,730	20,149
Other income (expense):
Interest expense	(2,404)	(1,131)	(5,540)	(1,597)
Interest income	60	56	112	103
Loss from interest rate hedge	—	(499)	—	(499)

Net income	$15,128	$10,183	$26,302	$18,156

Other Data:
Coal royalties
Appalachia	$24,390	$16,886	$45,672	$29,599
Illinois Basin	783	970	1,498	1,835
Northern Powder River Basin	1,006	1,332	1,857	3,163

Total	$26,179	$19,188	$49,027	$34,597

Production (tons)
Appalachia	10,537	9,464	20,868	16,960
Illinois Basin	692	829	1,298	1,550
Northern Powder River Basin	806	1,083	1,492	2,684

Total	12,035	11,376	23,658	21,194

Average gross royalty per ton
Appalachia	$2.31	$1.78	$2.19	$1.75
Illinois Basin	1.13	1.17	1.15	1.18
Northern Powder River Basin	1.25	1.23	1.24	1.18

Total	$2.18	$1.69	$2.07	$1.63

     Three months ended June 30, 2004 compared with three months ended June 30, 2003

     Revenues. For the quarter ended June 30, 2004, coal royalty revenues were $26.2 million on 12.0 million tons of coal produced, compared to $19.2 million in coal royalty revenues on 11.4 million tons of coal produced for the second quarter of 2003, representing a 36% increase in coal royalty revenues and a 6% increase in production. As a result of our acquisitions in Appalachia in 2003, the percentage of production from our Appalachian properties increased from 83% of total production in the second quarter of 2003 to 88% of total production in the second quarter of 2004.

     Nearly 1.6 million tons and $4.0 million in coal royalty revenues generated during the second quarter of 2004 were attributable to the acquisitions. The other changes in coal royalty revenues and production were primarily due to the increase in coal prices from the second quarter of 2003 to the second quarter of 2004.

     Appalachia. Coal royalty revenues in Appalachia for the quarter ended June 30, 2004 were $24.4 million compared to $16.9 million for the same period in 2003, an increase of $7.5 million or 44%. For the quarter ended June 30, 2004, production in Appalachia was 10.5 million tons compared to 9.4 million tons for the same period in 2003, an increase of 1.1 million tons or 12%.

     The following properties generated significantly higher production and/or coal royalty revenues during the quarter ended June 30, 2004.

•	Lynch – production increased from 732,000 tons to 1.1 million tons and coal royalty revenues increased from $1.2 million to $2.1 million. These increases were due, in part, to new mines being opened on the property and also to higher prices being realized by the lessee.

•	West Fork – production increased from 730,000 tons to 786,000 tons and coal royalty revenues increased from $1.6 million to $2.4 million. The increase in coal royalty revenues was primarily due to higher prices being realized by the lessee.

•	Evans-Laviers – production increased from 650,000 tons to 929,000 tons and coal royalty revenues increased from $800,000 to $1.3 million. These increases were due to a greater proportion of production coming from our property.

•	Pardee – production decreased from 397,000 tons to 331,000 tons but coal royalty revenues increased from $747,000 to $1.1 million. The decrease in production was more than offset by the increased sales prices realized by the lessee, resulting in an increase in coal royalty revenues.

•	VICC/Alpha – production decreased from 2.2 million tons to 1.8 million tons but coal royalty revenue increased from $3.6 million to $4.1 million. The decrease in production on our property is due to lower production on some mines and mining on adverse property, which was more than offset by the increased sales prices, resulting in an increase in coal royalty revenues.

     These increases were partially offset by lower production and coal royalty revenues from our Boone-Lincoln and Davis Lumber properties. On our Boone-Lincoln property production decreased from 197,000 tons to 41,000 tons and coal royalty revenues decreased from $366,000 to $88,000 as production from the existing mines moved to adjacent property during the quarter. On our Davis Lumber property, production decreased from 188,000 tons to 29,000 tons and coal royalty revenues decreased from $254,000 to $70,000 as production moved to adjacent property. A number of other leases generated smaller individual differences.

     Illinois Basin. On our Cummings/Hocking Wolford property, production decreased from 465,000 tons to 349,000 tons and coal royalty revenues decreased from $475,000 to $376,000. These decreases were due to a greater proportion of the production occurring on adjacent property. On our Sato property, production decreased from 221,000 tons to 199,000 tons and coal royalty revenues decreased from $301,000 to $267,000. These decreases were due to lower production on the property. On our Trico property, production increased from 142,000 tons to 144,000 tons, but coal royalty revenues decreased from $193,000 to $140,000. Despite the increased production, revenue decreased due to production occurring in an area of the lease with a lower royalty rate.

     Northern Powder River Basin. Production from our Western Energy property decreased from 901,000 million tons to 806,000 tons and coal royalty revenues decreased from $1.2 million to $1.0 million. This decrease was due to the typical variations in production resulting from the checkerboard ownership pattern. On our Big Sky property production decreased from 182,000 tons to zero and coal royalty revenues decreased from $169,000 to zero as operations were idled at the Big Sky mine.

     Expenses. For the quarter ended June 30, 2004 total expenses were $12.0 million, compared to $10.1 million for the second quarter of 2003, representing an increase of $1.9 million, or 19%. Included in total expenses are:

•	Depletion and amortization of $7.5 million for the second quarter of 2004, compared to $6.4 million for the second quarter of 2003, an increase of $1.2 million, or 19% due to the increase in production volumes on properties we acquired after the second quarter of 2003;

•	General and administrative expenses of $2.4 million for the second quarter of 2004, compared to $2.1 million for the second quarter of 2003, an increase of $0.3 million, or 14%. Most of the increase in general and administrative expenses is attributable to compensation expenses for additional staff required to manage the properties we acquired as well as accruals under our long-term incentive compensation plans; and

•	Taxes other than income of $1.7 million for the second quarter of 2004, compared to $1.4 million for the second quarter of 2003, an increase of $0.3 million, or 21%, due to increased assessments and properties acquired during the year.

     Interest Expense. For the quarter ended June 30, 2004 interest expense was $2.4 million compared to $1.1 million for 2003, or an increase of $1.3 million. This increase is attributable to the issuance of $175 million of senior notes in June of 2003.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

     Revenues. For the six months ended June 30, 2004, coal royalty revenues were $49.0 million on 23.7 million tons of coal produced, compared to $34.6 million in coal royalty revenues on 21.2 million tons of coal produced for the six months ending June 30, 2003, representing a 42% increase in coal royalty revenues and an 12% increase in production. As a result of our acquisitions in Appalachia in 2003, the percentage of production from our Appalachian properties increased from 80% of total production in the first six months of 2003 to 88% of total production in the first six months of 2004.

     Approximately 2.9 million tons and $7.2 million in coal royalty revenues generated during the six months ended June 30, 2004 were attributable to the acquisitions. The other changes in coal royalty revenues and production were primarily due to the increase in coal prices from the first six months of 2003 to the first six months of 2004. To take advantage of the higher prices, many of our lessees increased their production from our properties.

     Appalachia. Coal royalty revenues in Appalachia for the six months ended June 30, 2004 were $45.7 million compared to $29.6 million for the same period in 2003, an increase of $16.1 million or 54%. For the six months ended June 30, 2004 production in Appalachia was 20.8 million tons compared to 17.0 million tons for the same period in 2003, an increase of 3.8 million tons or 22%.

     The properties that had significant increases in production and/or coal royalty revenues were:

•	VICC/Alpha – production increased from 2.7 million tons to 3.6 million tons and coal royalty revenues increased from $4.3 million to $7.2 million. These increases were due in part to our acquisition of additional property in this area in April 2003. In addition, the lessee realized higher sales prices for its production during 2004.

•	Lynch – production increased from 1.4 million tons to 2.0 million tons and coal royalty revenues increased from $2.3 million to $3.7 million. These increases were due in part to new mines being opened on the property and also to higher prices being realized by the lessee.

•	West Fork – production increased from 1.3 million tons to 1.6 million tons and coal royalty revenues increased from $2.9 million to $4.2 million. These increases were due in part to higher shipments but mainly due to higher prices being realized by the lessee.

•	Lone Mountain – production decreased from 1.3 million tons to 1.2 million tons but coal royalty revenues increased from $2.4 million to $3.2 million. Although production decreased slightly, this was more than offset by the higher prices being realized by the lessee.

•	Pardee – production decreased from 710,000 tons to 677,000 tons but coal royalty revenues increased from $1.3 million to $2.1 million. Although production decreased slightly, this was more than offset by the higher prices being realized by the lessee.

     These increases were partially offset by decreases in production and coal royalty revenues from our Boone-Lincoln and Davis Lumber properties. On our Boone-Lincoln property, production decreased from 371,000 tons to 78,000 tons and coal royalty revenues decreased from $692,000 to $160,000. On our Davis Lumber property, production decreased from 370,000 tons to 29,000 tons and coal royalty revenues decreased from $501,000 to $70,000.

     Illinois Basin. On our Cummings/Hocking Wolford property, production decreased from 860,000 tons to 597,000 tons and coal royalty revenues decreased from $893,000 to $641,000 as a greater proportion of production from the active mine was on adjacent property.

     Northern Powder River Basin. Production from our Western Energy property decreased from 2.1 million tons to 1.5 million tons and coal royalty revenues decreased from $2.6 million to $1.9 million. This decrease was due to the typical variations in production resulting from the checkerboard ownership pattern. On our Big Sky property production decreased from 567,000 tons to zero and coal royalty revenues decreased from $525,000 to zero as operations were idled at the Big Sky mine.

     Expenses. For the six months ended June 30, 2004 total expenses were $24.1 million, compared to $19.8 million for the same period of 2003, representing an increase of $4.3 million, or 22%. Included in total expenses are:

•	Depletion and amortization of $14.8 million for the six months ended June 30, 2004, compared to $12.2 million for the six months ended June 30, 2003, an increase of $2.6 million, or 21% due to the increase in production volumes on properties we acquired after the second quarter of 2003;

•	General and administrative expenses of $5.1 million for the six months ended June 30, 2004, compared to $4.3 million for the six months ended June 30, 2003, an increase of $0.8 million, or 19%. Most of the increase in general and administrative expenses is attributable to compensation expenses for additional staff required to manage the properties we acquired as well as accruals under our long term incentive compensation plans; and

•	Taxes other than income of $3.4 million for the six months ended June 30, 2004, compared to $2.6 million for the six months ended June 30, 2003, an increase of $0.8 million, or 31%, due to increased assessments and properties acquired during the year.

     Interest Expense. For the six months ended June 30, 2004 interest expense was $5.5 million compared to $1.6 million for 2003, an increase of $3.9 million. This increase is attributable to the issuance of $175 million of senior notes in June of 2003.

Related Party Transactions

Partnership Agreement

     Our general partner will not receive any management fee or other compensation for its management of Natural Resource Partners. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $2.0 million in the six months ended June 30, 2004 and $1.5 million in the six months ended June 30, 2003.

Agreements with Alpha Natural Resources

     First Reserve, which has the right to nominate two members to the board of directors of GP Natural Resource Partners LLC, has a controlling interest in Alpha Natural Resources, which was our largest lessee in 2003 and the first six months of 2004, based on revenues. We have entered into a number of coal mining leases with Alpha through a combination of new leases entered into upon our purchase of the Alpha property and through leases we had with entities that Alpha acquired. The leases we have with Alpha or related companies consist of the following properties:

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

     Coal royalty revenues payable under these leases totaled $9.5 million, representing 19% of our total coal royalty revenues for the six months ended June 30, 2004. If no production had taken place in the second quarter of 2004, minimum recoupable royalties of $2.4 million would have been payable under the leases.

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

     Net cash provided by operations for the six months ended June 30, 2004 was $36.5 million and for the same period of 2003 it was $27.4 million, substantially all of which was from coal royalty revenues.

     Net cash used in investing activities for the six months ended June 30, 2004 was $77.3 million compared to $123.7 million for the same period of 2003. The 2004 results represent the BLC, Appolo and Pardee Minerals acquisitions. The net cash used in investing activities for the six months ended June 30, 2003 represents the acquisition of the Alpha overriding royalty interest in February 2003 for $11.9 million and the acquisition of 290,000 mineral acres from two subsidiaries of Alpha Natural Resources, LLC for $53.8 million in April 2003. In June 2003 we also placed $58 million of our borrowings from our credit facility in a cash escrow account pending the closing of the PinnOak acquisition.

     Net cash provided by financing activities for the six months ending June 30, 2004 was $38.1 million compared to $102.7 million for the same period a year ago. The current year includes $200.4 million in net proceeds from our equity offering in March 2004, a $2.1 million capital contribution from our general partner to maintain its 2% general partner interest, as well as $75.5 million in proceeds from borrowings on our credit facility. We used $102.5 million of the net proceeds from the equity offering to pay the outstanding balance on our credit facility and $100.1 million to redeem 2.6 million common units owned by Arch Coal. We also paid distributions to our partners totaling $28 million.

     Cash provided by financing activities for the six months ended June 30, 2003 was $102.7 million. During the first six months we received proceeds from additional borrowings of $248.1 million, which included $123.1 million under our revolving credit facility and $125.0 million from the issuance of our senior unsecured debt. These borrowings were partially offset by repayments of debt on our revolving credit facility of $122.6 million. We paid $0.9 million to settle an interest rate hedge entered into in connection with issuance of our senior notes. For the six months ended June 30, 2003, we also made cash distributions of $21.9 million to our partners.

Contractual Obligations and Commercial Commitments

     Our debt currently consists of:

•	$175 million revolving credit facility that matures in October 2005, all of which was available at June 30, 2004;

•	$56.7 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$73.9 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

•	$35 million of 5.55% senior notes due 2013.

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

     If an event of default exists under the note purchase agreement, the noteholders will be able to accelerate the maturity of the senior notes and exercise other rights and remedies. Each of the following will be an event of default:

•	failure to pay principal on any make-whole amount when due;

•	failure to pay interest for more than five business days after it becomes due;

•	failure to comply with the note purchase agreement, subject to certain grace periods;

•	any representation or warranty provided proves to have been false or incorrect in any material respect when made;

•	failure to pay any debt (or interest thereon) in excess of $10.0 million beyond any applicable grace period, a default in the performance of or compliance with any term of any debt in excess of $10.0 million if the default causes the debt to become due;

•	the occurrence or continuation of any event that results in the borrower becoming obligated to repay or repurchase any of its debt, such as a change of control provision;

•	bankruptcy or insolvency events;

•	entry and failure to pay bond, stay or discharge a final judgment in excess of $10.0 million;

•	the occurrence of certain ERISA events; and

•	the note purchase agreement, any note or subsidiary guarantee ceases to be in full force and effect.

The following table reflects our long-term non-cancelable contractual obligations as of June 30, 2004 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (including current maturities)	$238.40	$4.40	$17.82	$17.33	$16.86	$16.37	$165.62

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:

Commodity Price Risk

     We are dependent upon the efficient marketing of the coal mined by our lessees. Our lessees sell the coal under various long-term and short-term contracts as well as on the spot market. In previous years, a large portion of these sales were under long term contracts. The coal industry in Appalachia is experiencing an increase in both domestic and foreign demand, as well as a shortage of supply. As a result, the current price of coal in Appalachia is abnormally high. If this price level is not sustained and our lessees’ costs increase, some of our coal could become uneconomic to mine, which would adversely affect our coal royalty revenues. In addition, the current prices may make coal from other regions more economic and may make other competing fuels relatively less costly than Appalachian coal.

Interest Rate Risk

     Our exposure to changes in interest rates results from our current borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. In anticipation of the private placement on May 12, 2003, we entered into a treasury rate hedge with respect to $50 million of the senior notes. In conjunction with the issuance of the senior notes, we paid $1.4 million to settle this treasury rate hedge. Of the $1.4 million paid for the settlement, approximately $0.9 million is being amortized into expense over 20 years.

Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the six months ended June 30, 2004.

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

Risks Related to Our Business

•	We may not have sufficient cash from operations to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues.

•	Our lessees’ coal mining operations are subject to operating risks that could result in lower coal royalty revenues to us.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our operators could reduce our coal royalty revenues.

•	The increasing cost and lack of availability of reclamation bonds that are purchased by our lessees could make it uneconomic or impossible to mine our coal.

•	We may not be able to terminate our leases if any of our lessees declare bankruptcy, and we may experience delays and be unable to replace lessees that do not make royalty payments.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Adverse developments in the coal industry could reduce our coal royalty revenues and, due to our lack of asset diversification, also substantially reduce our total revenues.

•	Any decrease in the demand for metallurgical coal could result in lower coal production by our lessees, which would thereby reduce our coal royalty revenues.

•	We may not be able to expand and our business will be adversely affected if we are unable to replace or increase our reserves or obtain other mineral reserves through acquisitions.

•	Any change in fuel consumption patterns by electric power generators resulting in a decrease in the use of coal could result in lower coal production by our lessees, which would reduce our coal royalty revenues.

•	Conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more, which could adversely affect the stability and profitability of their operations and adversely affect our coal royalty revenues.

•	Competition within the coal industry may adversely affect the ability of our lessees to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties.

•	Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

•	Our lessees’ work forces could become increasingly unionized in the future.

•	We may be exposed to changes in interest rates because our current borrowings under our revolving credit facility may be subject to variable interest rates generally based upon LIBOR.

•	Our lessees are subject to federal, state and local laws and regulations that may limit their ability to produce and sell coal from our properties.

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

*Filed herewith

** Furnished herewith

     B. Reports on Form 8-K

A current report on Form 8-K was filed on April 6, 2004 in connection with the resumption of operations at the Pinnacle mine.

A current report on Form 8-K was furnished on May 5, 2004 in connection with disclosure of first quarter 2004 earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
By: NRP (GP) LP, its general partner
By: GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 5, 2004

By:
/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2004
By:
/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 5, 2004

By:
/s/ Kenneth Hudson

Kenneth Hudson Controller
(Principal Accounting Officer)

INDEX TO EXHIBIT

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Filed herewith

** Furnished herewith