Form 10-Q
period 2004-09-30
NATURAL RESOURCE PARTNERS LP
filed 2004-11-03
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓] No [   ]

At November 1, 2004 there were outstanding 13,986,906 Common Units and 11,353,658 Subordinated Units.

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,286	$24,320
Accounts receivable	14,472	9,553
Accounts receivable - affiliate	—	1,437
Other	38	1,186

Total current assets	50,796	36,496
Land	13,721	13,532
Coal and other mineral rights, net	531,592	475,493
Loan financing costs, net	2,048	2,884
Other assets, net	2,699	3,271

Total assets	$600,856	$531,676

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$317	$423
Accounts payable - affiliate	111	305
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses - current portion	1,356	1,186
Property and franchise taxes payable	2,950	2,799
Accrued interest	2,447	681

Total current liabilities	16,531	14,744
Deferred revenue	13,144	15,054
Accrued incentive plan expenses	2,245	1,070
Long-term debt	156,300	192,650
Partners’ capital:
Common units (outstanding: 13,986,906 in 2004, 11,353,658 in 2003)	245,764	143,956
Subordinated units (outstanding: 11,353,658)	158,759	158,633
General partners’ interest	8,867	6,474
Holders of incentive distribution rights	110	—
Accumulated other comprehensive loss	(864)	(905)

Total partners’ capital	412,636	308,158

Total liabilities and partners’ capital	$600,856	$531,676

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
Revenues:
Coal royalties	$30,315	$20,796	$79,342	$55,393
Property taxes	1,377	1,330	3,961	3,519
Minimums recognized as revenue	352	347	1,280	1,606
Override royalties	956	152	2,390	813
Other	1,221	914	3,107	2,117

Total revenues	34,221	23,539	90,080	63,448
Operating costs and expenses:
Depletion and amortization	8,077	6,848	22,918	19,021
General and administrative	2,523	2,197	7,656	6,504
Taxes other than income	1,464	1,676	4,833	4,257
Coal royalty and override payments	450	263	1,236	962

Total operating costs and expenses	12,514	10,984	36,643	30,744

Income from operations	21,707	12,555	53,437	32,704
Other income (expense)
Interest expense	(2,417)	(2,499)	(7,957)	(4,096)
Interest income	78	56	190	159
Loss from interest rate hedge	—	—	—	(499)

Net income	$19,368	$10,112	$45,670	$28,268

Net income attributable to:
General partner(1)	$605	$202	$1,246	$565

Other holders of incentive distribution rights(1)	$117	$—	$178	$—

Limited partners	$18,646	$9,910	$44,246	$27,703

Basic and diluted net income per limited partner unit:
Common	$.74	$.44	$1.79	$1.22

Subordinated	$.74	$.44	$1.79	$1.22

Weighted average number of units outstanding:
Common	13,987	11,354	13,266	11,354

Subordinated	11,354	11,354	11,354	11,354

(1)	Other holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended
	September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$45,670	$28,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	22,918	19,021
Non-cash interest charge	41	14
Change in operating assets and liabilities:
Accounts receivable	(3,482)	(1,105)
Other assets	1,083	(2,068)
Accounts payable	(300)	(997)
Accrued interest	1,766	1,850
Deferred revenue	(1,910)	(241)
Accrued incentive plan expenses	1,345	1,926
Property and franchise taxes payable	151	580

Net cash provided by operating activities	67,282	47,248

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(77,733)	(123,709)

Net cash used in investing activities	(77,733)	(123,709)

Cash flows from financing activities:
Proceeds from loans	75,500	298,100
Repayment of loans	(111,850)	(172,600)
Distributions to partners	(43,614)	(34,024)
Settlement of hedge included in other comprehensive loss	—	(931)
Contributions by general partner	2,147	—
Proceeds from sale of 5,250,000 common units, net of transaction costs	200,355	—
Redemption of 2,616,752 common units from Arch Coal, Inc., net of transaction costs	(100,121)	—

Net cash provided by financing activities	22,417	90,545

Net increase in cash and cash equivalents	11,966	14,084
Cash and cash equivalents at beginning of period	24,320	7,753

Cash and cash equivalents at end of period	$36,286	$21,837

Supplemental cash flow information:
Cash paid during the period for interest	$6,151	$1,753

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Organization

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for future periods.

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

2.	Summary of Significant Accounting Policies

New Accounting Standards

     Historical practice in the extractive industry has been to classify leased mineral interests on a basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, Business Combinations, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, Goodwill and Other Intangible Assets) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF, the Task Force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets,” which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, the Partnership provided separate line items for owned and leased coal interests within the consolidated balance sheet as of December 31, 2003. At September 30, 2004, leased coal interests are included within coal and mineral rights in the unaudited consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

3.	Acquisitions

     Clinchfield. In September 2004, the Partnership purchased a tract of coal reserves from Clinchfield Coal Company in Dickenson County, Virginia for $0.4 million. This property adjoins other property the Partnership owns and represents approximately 0.8 million tons. The Partnership subsequently combined this property with other properties under an existing lease to a subsidiary of Alpha Natural Resources.

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

4.	Coal and Other Mineral Rights

The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$634,960	$557,415
Less accumulated depletion and amortization	103,368	81,922

Net book value	$531,592	$475,493

	Nine months ended
	September 30,
	2004	2003
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal interests	$21,345	$17,709

5.	Long-Term Debt

     Long-term debt consists of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
	(Unaudited)
$175 million floating rate revolving credit facility, due October 2005	$—	$27,000
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	56,700	60,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	73,950	80,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000

Total debt	165,650	202,000
Less - current portion of long term debt	(9,350)	(9,350)

Long-term debt	$156,300	$192,650

     The Partnership has a $175 million unsecured revolving credit facility, which matures in October 2005, when all principal payments are due in full. The revolving credit facility provides for the election of the interest rate at (i) LIBOR plus an applicable margin ranging from 1.25% to 2.25% based on certain financial data or (ii) the higher of the federal funds rate plus an applicable margin ranging from 0.25% to 0.75% or the prime rate as announced by the agent bank. The facility includes a $12 million distribution loan sublimit that can be used for quarterly distributions. The remainder of the revolving credit facility is available for general limited partnership and affiliated company purposes, including future acquisitions, but may not be used to fund quarterly distributions. Financial covenants require the maintenance of a ratio of consolidated total indebtedness to consolidated EBITDA (as defined in the credit agreement) not to exceed 3.5 to 1.0 and a ratio of consolidated EBITDA to consolidated fixed charges of at least 4.0 to 1.0. A portion of the proceeds from the Partnership’s March 16, 2004 public offering was used to repay the $102.5 million outstanding under the credit facility at that time. The weighted average interest rate on the debt the Partnership repaid was 4.4%. This indebtedness was incurred under our credit facility during the past year in connection with our acquisitions of coal reserves and other mineral rights. At September 30, 2004, there was no outstanding balance under the revolving credit facility. The Partnership incurs a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. For the nine months ended September 30, 2004, we paid $0.8 million in credit facility commitment fees.

     The Partnership also has outstanding $165.6 million in senior notes. Proceeds from the issuance of the senior notes were used to repay borrowings under the Partnership’s existing revolving credit facility and for related expenses. The terms under the senior notes require that the Partnership maintain a fixed charge coverage ratio of not less than 3.50 to 1.0 and a limit on consolidated debt to consolidated EBITDA of not more than 4.00 to 1.00.

     The Partnership was in compliance with all terms under its long-term debt as of September 30, 2004.

6.	Equity Offering

     On March 16, 2004 the Partnership closed a public offering of 5,250,000 common units. The Partnership received net proceeds of $200.4 million from the sale of the 5,250,000 common units. These proceeds were based on an offering price of $39.96 per common unit less underwriting discounts, commissions and offering expenses. In connection with the offering, the Partnership also received a capital contribution of $2.1 million from its general partner to maintain its 2% general partner interest.

     The Partnership used the net proceeds of this offering and its general partner’s capital contribution to:

•	repay the $102.5 million of debt under our credit facility; and

•	redeem 2,616,752 common units from Arch Coal for $38.26 per unit ($39.96 offering price, less $1.70 for underwriting discounts and commissions).

7.	Net Income Per Unit Attributable to Limited Partners

     Net income per unit attributable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the period and is allocated in the same ratio as quarterly cash distributions are made. Net income per unit attributable to limited partners is computed by dividing net income attributable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding.

8.	Related Party Transactions

     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $0.3 million and $0.9 million for the three and nine months ended September 30, 2004 and $0.2 million and $0.7 million for the same periods in 2003. These costs are reflected in general and administrative expenses in the accompanying statements of income. At September 30, 2004 and 2003, the Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation.

     WPP provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $0.7 million and $2.1 million for the three and nine months ended September 30, 2004 and $0.5 million and $1.5 million for the same periods in 2003. These costs are reflected in general and administrative expenses in the accompanying statements of income.

     At December 31, 2003, the Partnership had accounts receivable from affiliates of $1.4 million consisting of minimums due from Arch Coal, Inc. There were no accounts receivable from affiliates at September 30, 2004. On October 21, 2003, Arch entered into a guaranty agreement with the Partnership whereby Arch agreed to pay the Partnership a minimum of $11.3 million in coal royalties with respect to their leases in 2004. In conjunction with the Partnership’s public offering of 5,250,000 common units, the Partnership redeemed 2,616,752 of the common units held by Arch Coal, Inc. Please see Note 6. As a result of the redemption of Arch Coal’s common units in March 2004, Arch Coal is no longer an affiliate of the Partnership.

9. Commitments and Contingencies

Legal

     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because Natural Resource Partners L.P. has no employees, WPP employees perform regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees and the duty to enforce regulations rests with the appropriate regulatory agencies. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended September 30, 2004. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do, from time to time, conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. All of the Partnership’s lessees are required to post bonds to cover reclamation costs. In the event these bonds are insufficient, some states, such as West Virginia have established funds to cover these shortfalls. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal, Inc., jointly and severally, until October 16, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering in October 2002. The environmental indemnity is limited to a maximum of $10.0 million.

10.	Major Lessees

     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2004		2003(1)		2004		2003(1)
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
	Dollars in thousands
	(Unaudited)
Lessee A	$4,799	14%	$4,380	19%	$14,316	16%	$11,193	18%
Lessee B	3,443	10%	2,143	9%	9,969	11%	7,584	12%
Lessee C	3,098	9%	2,299	10%	7,542	8%	6,548	10%
Lessee D	2,364	7%	2,335	10%	7,470	8%	6,625	10%

(1)	Certain of our leases have been combined since the period ending September 30, 2003. This table has been restated for comparative purposes.

11.	Incentive Plans

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

     A phantom unit entitles the grantee to receive the fair market value of a common unit in cash upon the vesting of the phantom unit. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines. The compensation committee will determine the period over which the phantom units granted to employees and directors will vest. Phantom units vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless and to the extent the compensation committee provides otherwise.

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

     In February 2004, the board of directors of GP Natural Resource Partners LLC granted to directors and key employees 55,950 additional phantom units that vest in February 2008. There were 194,030 phantom units outstanding at September 30, 2004. The Partnership accrued expenses to be reimbursed to its general partner of $0.7 million and $1.8 million for the three and nine months ended September 30, 2004 related to these plans. In connection with the Long-Term Incentive Plans, cash payments of $0.6 million were paid for the nine months ended September 30, 2004.

12.	Distributions

     On August 13, 2004, the Partnership paid a cash distribution equal to $0.60 per unit, or $2.40 on an annualized basis, to unitholders of record on August 2, 2004.

13.	Subsequent Events

Distributions

     On October 21, 2004, the Partnership announced a $0.0375 per unit increase in its quarterly distributions to $0.6375 per unit, or $2.55 per unit on an annualized basis. The distribution is payable on November 12, 2004 to unitholders of record on November 1, 2004.

Credit Facility

     On October 29, 2004, NRP (Operating) LLC entered into a 5-year, $175 million revolving credit facility with Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC as joint lead arrangers. The new credit facility replaces NRP Operating’s previous 3-year facility, which would have expired in October 2005. In addition to substantially improved pricing terms, the new facility permits NRP Operating to increase the size of the facility up to $300 million without obtaining lender consents. As a result of entering into the new credit facility, the Partnership will expense $1.1 million of unamortized loan financing costs in the fourth quarter related to NRP Operating’s early extinguishment of its previous credit facility.

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

Executive Overview

     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. As of January 1, 2004, we controlled approximately 1.8 billion tons of proven and probable coal reserves in nine states. For the nine months ended September 30, 2004, approximately 68% of the coal produced from our properties came from underground mines and approximately 32% came from surface mines. As of December 31, 2003, approximately 66% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which constitutes approximately 36% of our reserves.

     We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of September 30, 2004, our reserves were subject to 129 leases with 54 lessees. For the three months ended September 30, 2004, our lessees produced 13.1 million tons of coal from our properties and our total revenues were $34.2 million. For the nine months ended September 30, 2004, our lessees produced 36.7 million tons of coal from our properties and our total revenues were $90.1 million.

     Our revenue and profitability are dependent on our lessees’ ability to mine and market our coal reserves. Generally, our lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum monthly, quarterly or annual payments. In addition, our leases specify minimum monthly, quarterly or annual royalties. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in future periods. We do not recognize these minimum coal royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on the balance sheet.

     Most of our coal is produced by large companies, many of which are publicly traded, with professional and sophisticated sales departments. We estimate that 80% of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. However, over the long term, our coal royalty revenue stream is affected by changes in market price of coal.

     Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions. Beginning in the latter half of 2003, the combination of the weaker U.S. dollar, especially against the Euro and the Australian dollar, and the increase in ocean-going freight rates caused an increase in demand for export coal because the United States was better able to compete with Australia for the European market. Beginning in 2003, our lessees located in Appalachia experienced a greater demand for coal, and coal prices for both metallurgical and steam coal for those producers have increased over the first nine months of 2004. Because of these generally higher prices, our revenues in Appalachia have increased to an average of $2.28 per ton for the first nine months of 2004 from an average of $1.77 per ton for the same period of 2003. Coal royalty revenues from our Appalachian properties represented 88% of total coal royalty revenues for the first nine months of 2004. Our lessees have not appreciably increased production due to a number of constraints including a shortage of labor, permitting and bonding issues and rail transportation problems.

     Approximately 32% of our 2004 coal royalty revenues have been from metallurgical coal, which was sold to steel companies in the Eastern United States, South America, Europe and Asia. Prices of metallurgical coal have increased substantially in the past year. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. Metallurgical coal production gradually decreased during the years prior to 2003 due to a decline in exports as a result of the strength of the U.S. dollar and increasing use of electric arc furnaces and pulverized coal, rather than metallurgical coal, for steel production. With the weakening of the dollar and the increase in ocean-going freight rates, U.S. metallurgical coal has become more competitive and exports have been increasing. The temporary closure of PinnOak Resources’ Pinnacle Mine in West Virginia, together with the closure of another low volatile metallurgical mine in Alabama, caused a critical shortage of that type of coal and a significant increase of 80% to 100% in its price. Although the Pinnacle mine has restarted production, the metallurgical market remains tight and to date prices have generally not decreased. Some steam coal with marginal metallurgical characteristics is now being sold in the metallurgical markets. If demand for metallurgical coal falls below historic levels, metallurgical coal can also be used as steam coal.

However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may be closed.

     On July 8, 2004, the United States District Court for the Southern District of West Virginia issued an opinion and an injunctive order in the case of Ohio Valley Environmental Coalition, et al. v. William Bulen. Judge Joseph Goodwin granted summary judgment for the plaintiffs and enjoined further permitting by the Army Corps of Engineers in southern West Virginia under the Nationwide 21 permit program. His order only impacts counties in southern West Virginia and requires applicants in those counties to seek individual permits, which require a more intensive environmental review and public comment. Judge Goodwin also ordered the Corps of Engineers to tell the companies that had received 11 permits issued by the Corps’ office in Huntington, West Virginia since January 2002 to halt any work under those permits where construction of the fills had not started by the time of the July 8 order. Pending the resolution of any appeals, this decision will dramatically slow down the permitting process for our lessees in southern West Virginia, and the increased cost of obtaining permits could render some of our smaller blocks of reserves uneconomic to develop. We will continue to monitor this litigation and its impact on the development of our coal reserves.

     In addition to coal royalty revenues, we generated approximately 4% and 3% of our revenues for three and nine months ended September 30, 2004, respectively, from rentals, royalties on oil and gas and coalbed methane leases, overriding royalty arrangements and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

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

Reconciliation of GAAP Financial Measures
To Non-GAAP Financial Measures
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)
Reconciliation of GAAP “Net cash provided by operating activities” to Non-GAAP “Distributable cash flow”
Cash flow from operations	$30,791	$19,808	$67,282	$47,248
Less scheduled principal payments	—	—	(9,350)	—
Less reserves for future principal payments	(2,350)	(2,350)	(7,050)	(2,350)
Add reserves used for scheduled principal payments	—	—	9,400	—

Distributable cash flow	$28,441	$17,458	$60,282	$44,898

Acquisitions

     We have completed the following acquisitions during 2004 and 2003 that have impacted our results of operations and liquidity. These acquisitions are discussed below:

     2004 Acquisitions

     Clinchfield. In September 2004, we purchased a tract of coal reserves from Clinchfield Coal Company in Dickenson County, Virginia for $0.4 million. This property adjoins other property we own and represents approximately 0.8 million tons. We have subsequently combined this property with other properties under an existing lease to a subsidiary of Alpha Natural Resources.

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

Critical Accounting Policies

     Coal Royalties. We recognize coal royalty revenues on the basis of tons of coal sold by our lessees and the corresponding revenue from those sales. Because our leases provide for our lessees to report tonnage and revenue to us late in the month, the last month of each quarter we estimate a portion of our coal royalty revenues and production volumes. Generally, our lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum monthly, quarterly or annual payments. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in future periods. We do not recognize these minimum coal royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on the balance sheet.

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

New Accounting Standards

     Historical practice in the extractive industry has been to classify leased mineral interests on a basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, Business Combinations, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, Goodwill and Other Intangible Assets) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF,the task force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets, which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, we provided separate line items for owned and leased coal interests within the consolidated balance sheet. At September 30, 2004, leased coal interests are included within coal and mineral rights in the unaudited consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.

Results of Operations

Natural Resource Partners L.P.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$30,315	$20,796	$79,342	$55,393
Property taxes	1,377	1,330	3,961	3,519
Minimums recognized as revenue	352	347	1,280	1,606
Override royalties	956	152	2,390	813
Other	1,221	914	3,107	2,117

Total revenues	34,221	23,539	90,080	63,448
Expenses:
Depletion and amortization	8,077	6,848	22,918	19,021
General and administrative	2,523	2,197	7,656	6,504
Taxes other than income	1,464	1,676	4,833	4,257
Coal royalty and override payments	450	263	1,236	962

Total expenses	12,514	10,984	36,643	30,744

Income from operations	21,707	12,555	53,437	32,704
Other income (expense):
Interest expense	(2,417)	(2,499)	(7,957)	(4,096)
Interest income	78	56	190	159
Loss from interest rate hedge	—	—	—	(499)

Net income	$19,368	$10,112	$45,670	$28,268

Other Data:
Coal royalties
Appalachia	$27,938	$18,247	$73,610	$47,846
Illinois Basin	1,114	938	2,612	2,773
Northern Powder River Basin	1,263	1,611	3,120	4,774

Total	$30,315	$20,796	$79,342	$55,393

Production (tons)
Appalachia	11,360	10,081	32,228	27,041
Illinois Basin	942	818	2,240	2,368
Northern Powder River Basin	757	1,292	2,249	3,976

Total	13,059	12,191	36,717	33,385

Average gross royalty per ton
Appalachia	$2.46	$1.81	$2.28	$1.77
Illinois Basin	1.18	1.15	1.17	1.17
Northern Powder River Basin	1.67	1.25	1.39	1.20

Total	$2.32	$1.71	$2.16	$1.66

     Three months ended September 30, 2004 compared with three months ended September 30, 2003

     Revenues. For the quarter ended September 30, 2004, coal royalty revenues were $30.3 million on 13.1 million tons of coal produced, compared to $20.8 million in coal royalty revenues on 12.2 million tons of coal produced for the third quarter of 2003, representing a 46% increase in coal royalty revenues and a 7% increase in production. As a result of our acquisitions in Appalachia in 2003, the percentage of production from our Appalachian properties increased from 83% of total production in the third quarter of 2003 to 87% of total production in the third quarter of 2004.

     Nearly 1.0 million tons and $3.0 million of the increase in coal royalty revenues generated during the third quarter of 2004 were attributable to the acquisitions made subsequent to September 30, 2003. The other changes in coal royalty revenues and production were primarily due to the increase in coal prices from the third quarter of 2003 to the third quarter of 2004.

     Appalachia. Coal royalty revenues in Appalachia for the quarter ended September 30, 2004 were $27.9 million compared to $18.2 million for the same period in 2003, an increase of $9.7 million or 53%. For the quarter ended September 30, 2004, production in Appalachia was 11.4 million tons compared to 10.1 million tons for the same period in 2003, an increase of 1.3 million tons or 13%.

     The following properties generated significantly higher production and/or coal royalty revenues during the quarter ended September 30, 2004.

•	Sincell – production increased from 7,000 tons to 708,000 tons and coal royalty revenues increased from $9,000 to $1.5 million. These increases were due to the longwall unit moving onto the property.

•	Lynch – production increased from 734,000 tons to 1.2 million tons and coal royalty revenues increased from $1.2 million to $2.3 million. These increases were due, in part, to new mines being opened on the property and also to higher prices being realized by the lessee.

•	Pinnacle – production decreased from 747,000 tons to 737,000 tons and coal royalty revenue increased from $1.6 million to $2.6 million. The decrease in production was more than offset by the higher prices bring realized by the lessee.

•	Pardee – production increased from 202,000 tons to 357,000 tons while coal royalty revenues increased from $429,000 to $1.3 million. These increases were due to a greater proportion of production being on our property and higher prices being realized by our lessee.

•	VICC/Alpha – production decreased from 2.1 million tons to 1.7 million tons but coal royalty revenue increased from $3.5 million to $3.9 million. The decrease in production on our property is due to lower production on some mines and mining on adverse property, which was more than offset by the increased sales prices, resulting in an increase in coal royalty revenues.

     These increases were partially offset by lower production and coal royalty revenues from our Oak Grove and Boone-Lincoln properties. The decline in coal royalty revenues on our Oak Grove property from $983,000 to $621,000, was primarily due to a decline in production from 446,000 tons to 226,000 tons. On our Boone-Lincoln property, production decreased from 139,000 tons to 9,000 tons and coal royalty revenues decreased from $235,000 to $19,000 as production from the existing mines moved to adjacent property during the quarter.

     Illinois Basin. On our Cummings/Hocking Wolford property, production increased from 470,000 tons to 558,000 tons and coal royalty revenues increased from $467,000 to $569,000. These increases were due to a greater proportion of the production occurring on our property. On our Sato property, production increased from 220,000 tons to 272,000 tons and coal royalty revenues increased from $298,000 to $391,000. The increase in coal royalty revenues was primarily due to higher production on the properties.

     Northern Powder River Basin. Production from our Western Energy property decreased from 1.1 million tons to 757,000 tons and coal royalty revenues decreased from $1.5 million to $1.3 million. This decrease was due to the typical variations in production resulting from the checkerboard ownership pattern. On our Big Sky property production decreased from 145,000 tons to zero and coal royalty revenues decreased from $135,000 to zero as operations were idled at the Big Sky mine. Included in our coal royalty revenues for the third quarter of 2004 is a one-time settlement of $170,000, or $0.23 per ton, resulting from an arbitration award between our lessee and a third party.

     Expenses. For the quarter ended September 30, 2004, total expenses were $12.5 million, compared to $11.0 million for the third quarter of 2003, representing an increase of $1.5 million, or 14%. Included in total expenses are:

•	Depletion and amortization of $8.1 million for the third quarter of 2004, compared to $6.8 million for the third quarter of 2003, an increase of $1.2 million, or 18% due to the increase in production volumes;

•	General and administrative expenses of $2.5 million for the third quarter of 2004, compared to $2.2 million for the third quarter of 2003, an increase of $0.3 million, or 15%. Most of the increase in general and administrative expenses is attributable to compensation expenses for additional staff required to manage the properties we acquired as well as accruals under our long-term incentive compensation plans due to the increase in our unit price; and

•	Taxes other than income of $1.5 million for the third quarter of 2004, compared to $1.7 million for the third quarter of 2003, a decrease of $0.2 million, or 13%, due to a reduction in franchise taxes for 2004.

     Interest Expense. For the quarter ended September 30, 2004 interest expense was $2.4 million compared to $2.5 million for 2003, or a decrease of $0.1 million. This decrease is attributable to having no outstanding balance on the credit facility during the third quarter as well as a $9.4 million principal reduction in the Partnership’s long term debt.

Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

     Revenues. For the nine months ended September 30, 2004, coal royalty revenues were $79.3 million on 36.7 million tons of coal produced, compared to $55.4 million in coal royalty revenues on 33.4 million tons of coal produced for the nine months ended September 30, 2003, representing a 43.2% increase in coal royalty revenues and an 10% increase in production. As a result of our acquisitions in Appalachia in 2003, the percentage of production from our Appalachian properties increased from 81% of total production for the first nine months of 2003 to 88% of total production for the first nine months of 2004.

     Approximately 2.8 million tons and $7.2 million of the increase in coal royalty revenues generated during the nine months ended September 30, 2004 were attributable to the acquisitions made subsequent to September 30, 2003. The other changes in coal royalty revenues and production were primarily due to the increase in coal prices from the first nine months of 2003 to the first nine months of 2004.

     Appalachia. Coal royalty revenues in Appalachia for the nine months ended September 30, 2004 were $73.6 million compared to $47.8 million for the same period in 2003, an increase of $25.7 million or 54%. For the nine months ended September 30, 2004, production in Appalachia was 32.2 million tons compared to 27.0 million tons for the same period in 2003, an increase of 5.2 million tons or 19%.

     The properties that had significant increases in production and/or coal royalty revenues were:

•	VICC/Alpha – production increased from 5.0 million tons to 5.5 million tons and coal royalty revenues increased from $8.0 million to $11.7 million. These increases were due in part to our acquisition of additional property in this area in April 2003. In addition, the lessee realized higher sales prices for its production during 2004.

•	Lynch – production increased from 2.1 million tons to 3.1 million tons and coal royalty revenues increased from $3.4 million to $5.9 million. These increases were due in part to new mines being opened on the property and also to higher prices being realized by the lessee.

•	Pinnacle – production increased from 747,000 tons to 1.1 million tons and coal royalty revenues increased from $1.6 million to $3.6 million. These increases were due to owning the property for the entire nine months of 2004 versus three months of 2003 and the resumption of production at the mine along with higher pricing.

•	Sincell – production increased from 7,000 tons to 927,000 tons and coal royalty revenues increased from $8,000 to $1.8 million. These increases were due to production moving onto our property which also benefited from the higher coal prices.

•	Oak Grove – production increased from 446,000 tons to 1.1 million tons and coal royalty revenues increased from $983,000 to $2.6 million. These increases were due to higher prices and owning the property for the entire nine months of 2004 versus three months in 2003.

•	West Fork – production was constant at 2.1 million tons and coal royalty revenues increased from $4.6 million to $5.9 million. These increases were due to higher prices being realized by the lessee.

•	Lone Mountain – production decreased from 1.9 million tons to 1.8 million tons but coal royalty revenues increased from $3.6 million to $4.6 million. Although production decreased slightly, this was more than offset by the higher prices being realized by the lessee.

•	Pardee – production increased from 912,000 tons to 1.0 million tons and coal royalty revenues increased from $1.7 million to $3.4 million. These increases were due to a higher proportion of production on our property and higher prices being realized by the lessee.

     These increases were partially offset by decreases in production and coal royalty revenues from our Boone-Lincoln and Davis Lumber properties. On our Boone-Lincoln property, production decreased from 511,000 tons to 87,000 tons and coal royalty revenues decreased from $926,000 to $179,000. These decreases were due to a greater proportion of production occurring on adjacent property. On our Davis Lumber property, production decreased from 458,000 tons to 44,000 tons and coal royalty revenues decreased from $623,000 to $104,000. These decreases were due to a previously active mine ceasing production.

     Illinois Basin. On our Cummings/Hocking Wolford property, production decreased from 1.3 million tons to 1.2 million tons and coal royalty revenues decreased from $1.4 million to $1.2 million as a greater proportion of production from the active mine was on adjacent property.

     Northern Powder River Basin. Production from our Western Energy property decreased from 3.3 million tons to 2.2 million tons and coal royalty revenues decreased from $4.1 million to $3.1 million. This decrease was due to the typical variations in production resulting from the checkerboard ownership pattern. On our Big Sky property production decreased from 713,000 tons to zero and coal royalty revenues decreased from $660,000 to zero as operations were idled at the Big Sky mine. Included in our coal royalty revenues for the nine months ended September 30, 2004 is a one-time settlement of $170,000, or $0.08 per ton, resulting from an arbitration award between our lessee and a third party.

     Expenses. For the nine months ended September 30, 2004 total expenses were $36.6 million, compared to $30.7 million for the same period of 2003, representing an increase of $5.9 million, or 19%. Included in total expenses are:

•	Depletion and amortization of $22.9 million for the nine months ended September 30, 2004, compared to $19.0 million for the nine months ended September 30, 2003, an increase of $3.9 million, or 20% due to the increase in production volumes on properties;

•	General and administrative expenses of $7.7 million for the nine months ended September 30, 2004, compared to $6.5 million for the nine months ended September 30, 2003, an increase of $1.2 million, or 18%. Most of the increase in general and administrative expenses is attributable to compensation expenses for additional staff required to manage the properties we acquired as well as accruals under our long term incentive compensation plans due to the increase in our unit price; and

•	Taxes other than income of $4.8 million for the nine months ended September 30, 2004, compared to $4.3 million for the nine months ended September 30, 2003, an increase of $0.5 million, or 14%, due to increased assessments and properties acquired during the year. The increase in property taxes was partially offset by a reduction in franchise taxes.

     Interest Expense. For the nine months ended September 30, 2004 interest expense was $7.9 million compared to $4.1 million for 2003, an increase of $3.8 million. This increase is attributable to increased borrowings to fund acquisitions during 2003 and 2004.

Related Party Transactions

Partnership Agreement

     Our general partner will not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $3.0 million in the nine months ended September 30, 2004 and $2.0 million in the nine months ended September 30, 2003.

Agreements with Alpha Natural Resources

     First Reserve, which has the right to nominate two members to the board of directors of GP Natural Resource Partners LLC, has a controlling interest in Alpha Natural Resources, which was our largest lessee in 2003 and the first nine months of 2004, based on revenues. We have entered into a number of coal mining leases with Alpha through a combination of new leases entered into upon our purchase of the Alpha property and through leases we had with entities that Alpha acquired. The leases we have with Alpha or related companies consist of the following properties:

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

     Coal royalty revenues payable under these leases totaled $14.3 million, representing 18% of our total coal royalty revenues for the nine months ended September 30, 2004. If no production had taken place in the second quarter of 2004, minimum recoupable royalties of $3.5 million would have been payable under the leases.

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

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility and proceeds from the issuance of our senior notes and the issuance of additional common units. We believe that cash generated from our operations and our borrowing capacity under our credit facility will be sufficient to meet our working capital requirements and anticipated capital expenditures for the next several years. We expect to fund future acquisitions with borrowings under our credit facility and proceeds from the issuance of debt and equity. Our ability to satisfy any debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Risks Related to Our Business.” Our capital expenditures, other than for acquisitions, have historically been minimal.

     Net cash provided by operations for the nine months ended September 30, 2004 was $67.3 million and for the same period of 2003 it was $47.2 million, substantially all of which was from coal royalty revenues.

     Net cash used in investing activities for the nine months ended September 30, 2004 was $77.7 million compared to $123.7 million for the same period of 2003. The 2004 results represent the BLC, Appolo, Pardee Minerals, and Clinchfield acquisitions. The net cash used in investing activities for the nine months ended September 30, 2003 represents the acquisition of the Alpha overriding royalty interest in February 2003 for $11.9 million and the acquisition of 295,000 mineral acres from two subsidiaries of Alpha Natural Resources, LLC for $53.6 million in April 2003 and the PinnOak Resources properties for $58.0 million in July 2003.

     Net cash provided by financing activities for the nine months ending September 30, 2004 was $22.4 million compared to $90.5 million for the same period a year ago. The 2004 period includes $200.4 million in net proceeds from our equity offering in March 2004, a $2.1 million capital contribution from our general partner to maintain its 2% general partner interest, as well as $75.5 million in proceeds from borrowings on our credit facility. We used $102.5 million of the net proceeds from the equity offering to pay the outstanding balance on our credit facility and $100.1 million to redeem 2.6 million common units owned by Arch Coal. We also paid distributions to our partners totaling $43.6 million.

     Net cash provided by financing activities for the nine months ended September 30, 2003 was $90.5 million. During the period we received proceeds from additional borrowings of $298.1 million, which included $173.1 million under our revolving credit facility and $125.0 million from the issuance of our senior unsecured debt. These borrowings were partially offset by repayments of debt on our revolving credit facility of $172.6 million. We paid $1.4 million to settle an interest rate hedge entered into in connection with issuance of our senior notes, and we also paid cash distributions to our partners totaling $34.0 million.

Contractual Obligations and Commercial Commitments

          At September 30, 2004, our debt consisted of:

•	$175 million revolving credit facility that matures in October 2005, all of which was available at September 30, 2004;

•	$56.7 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$73.9 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

•	$35 million of 5.55% senior notes due 2013.

          Credit Facility. On October 29, 2004, NRP (Operating) LLC entered into a 5-year, $175 million revolving credit facility with Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC as joint lead arrangers. The new credit facility replaces NRP Operating’s previous 3-year facility, which would have expired in October 2005. In addition to substantially improved pricing terms, the new facility permits NRP Operating to increase the size of the facility up to $300 million without obtaining lender consents. As a result of entering into the new credit facility, the Partnership will expense $1.1 million of unamortized loan financing costs in the fourth quarter related to NRP Operating’s early extinguishment of its previous credit facility.

          Our obligations under the new credit facility are unsecured but are guaranteed by our operating subsidiaries. We may prepay all loans at any time without penalty. We must reduce all borrowings incurred to pay distributions to zero for a period of at least 15 consecutive days once during each twelve-month period.

          Indebtedness under the revolving credit facility bears interest, at our option, at either:

•	the higher of the federal funds rate plus an applicable margin ranging from 0.25% to 1.00% or the prime rate as announced by the agent bank; or

•	at a rate equal to LIBOR plus an applicable margin ranging from 1.25% to 2.00%.

          We incur a commitment fee on the unused portion of the revolving credit facility at a rate ranging from 0.30% to 0.40% per annum.

          The credit facility prohibits us from making distributions to unitholders and distributions in excess of available cash if any potential default or event of default, as defined in the credit agreement, occurs or would result from the distribution. In addition, the credit facility contains various covenants limiting our operating company’s and its subsidiaries’ ability to:

•	incur indebtedness;

•	prepay our senior notes or amend or modify the terms thereof;

•	grant liens;

•	engage in mergers and acquisitions;

•	amend our organizational documents or omnibus agreement;

•	make loans and investments;

•	sell assets; or

•	enter into transactions with affiliates.

          The credit agreement also contains covenants requiring us to maintain:

•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) of 3.75 to 1.0 for the four most recent quarters; provided however, if during one of those quarters we have made an acquisition, then the ratio shall not exceed 4.0 to 1.0 for the quarter in which the acquisition occurred and (1) if the acquisition is in the first half of the quarter, the next two quarters or (2) if the acquisition is in the second half of the quarter, the next three quarters; and

•	a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) of 4.0 to 1.0 for the four most recent quarters.

          If an event of default exists under the credit agreement, the lenders will be able to accelerate the maturity of any indebtedness outstanding under the credit agreement and exercise other rights and remedies. Each of the following will be an event of default:

•	failure to pay any principal, interest, fees or other amount when due;

•	failure to pay any indebtedness, other than indebtedness under the credit facility, in excess of $10 million when due or the occurrence and continuance of any other default beyond any applicable grace period, if the default permits or causes the acceleration of the indebtedness or termination of any commitment to lend;

•	bankruptcy or insolvency events;

•	termination of existence;

•	failure to comply with the loan documents, subject to certain grace periods;

•	any representation, warranty or document provided is determined to have been materially untrue when made or provided;

•	entry and the failure to pay, bond, stay or contest adverse judgments or similar processes in excess of $10 million more than any applicable insurance coverage; and

•	any of the following changes in control:

•	we cease to own all of the member interests of the operating company;

•	our general partner ceases to own directly all of our general partner interests; or

•	Corbin J. Robertson, Jr. and the WPP Group, Arch Coal and one or more of their direct or indirect subsidiaries cease to own more than 50% of the partnership interests of our general partner.

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

The following table reflects our long-term non-cancelable contractual obligations as of September 30, 2004 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (including current maturities)	$238.40	$4.40	$17.82	$17.33	$16.86	$16.37	$165.62

(1)	The amounts indicated in the table include principal and interest due on our senior notes.

Shelf Registration Statement/Equity Offering

     On December 23, 2003, we and our operating subsidiaries jointly filed a $500 million “universal shelf” registration statement with the Securities and Exchange Commission for the proposed sale of debt and equity securities. Securities issued under this shelf may be in the form of common units representing limited partner interests in Natural Resource Partners L.P. or debt securities of NRP or any of our operating subsidiaries. The registration statement also covers, for possible future sales, up to 673,715 common units held by Great Northern Properties Limited Partnership. Great Northern Properties acquired the common units as consideration for its contribution to us of properties and debt in connection with our initial public offering.

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

     On March 16, 2004, we closed our public offering of 5,250,000 common units. We received net proceeds of $200.4 million from the sale of the 5,250,000 common units. These proceeds were based on an offering price of $39.96 per common unit and after deducting underwriting discounts and commissions and offering expenses. In connection with the offering, we also received a capital contribution of $2.1 million from our general partner to maintain its 2% general partner interest.

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

Risks Related to Our Business

•	We may not have sufficient cash from operations to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues.

•	Our lessees’ coal mining operations are subject to operating risks that could result in lower coal royalty revenues to us.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our operators could reduce our coal royalty revenues.

•	The increasing cost and lack of availability of reclamation bonds that are purchased by our lessees could make it uneconomic or impossible to mine our coal.

•	We may not be able to terminate our leases if any of our lessees declare bankruptcy, and we may experience delays and be unable to replace lessees that do not make royalty payments.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Adverse developments in the coal industry could reduce our coal royalty revenues and, due to our lack of asset diversification, also substantially reduce our total revenues.

•	Any decrease in the demand for metallurgical coal could result in lower coal production by our lessees, which would thereby reduce our coal royalty revenues.

•	We may not be able to expand and our business will be adversely affected if we are unable to replace or increase our reserves or obtain other mineral reserves through acquisitions.

•	Any change in fuel consumption patterns by electric power generators resulting in a decrease in the use of coal could result in lower coal production by our lessees or lower prices, which would reduce our coal royalty revenues.

•	Conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more, which could adversely affect the stability and profitability of their operations and adversely affect our coal royalty revenues.

•	Competition within the coal industry may adversely affect the ability of our lessees to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties.

•	Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

•	The current shortage of labor in the coal industry could result in our lessees reducing the production of coal mined from our properties.

•	Our lessees’ work forces could become increasingly unionized in the future.

•	We may be exposed to changes in interest rates because our current borrowings under our revolving credit facility may be subject to variable interest rates generally based upon LIBOR.

•	Our lessees are subject to federal, state and local laws and regulations that may limit their ability to produce and sell coal from our properties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:

Commodity Price Risk

     We are dependent upon the efficient marketing of the coal mined by our lessees. Our lessees sell coal under various long-term and short-term contracts as well as on the spot market. In previous years, a large portion of these sales were under long-term contracts. The coal industry in Appalachia is experiencing an increase in both domestic and foreign demand, as well as a shortage of supply. As a result, the current price of coal in Appalachia is abnormally high. If this price level is not sustained and our lessees’ costs increase, some of our coal could become uneconomic to mine, which would adversely affect our coal royalty revenues. In addition, the current prices may make coal from other regions more economic and may make other competing fuels relatively less costly than Appalachian coal.

Interest Rate Risk

     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. We currently do not have any balance outstanding under our credit facility and thus are not exposed to any variable interest rate risk.

Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the nine months ended September 30, 2004.

Item 4. Controls and Procedures

     NRP carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of NRP management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of NRP. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summarizing and reporting of information and in accumulating and communicating of information to management as appropriate to allow for timely decisions with regard to required disclosure.

     No changes were made to NRP’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, NRP’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

10.1*	—	Credit Agreement, dated as of October 29, 2004, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, the lenders party thereto and WPP LLC, ACIN LLC and WBRD LLC, as Guarantors.

10.2*	—	Form of Phantom Unit Grant Agreement.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith

**	Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 3, 2004	By:
/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2004
By:
/s/ Dwight L. Dunlap

Dwight L. Dunlap, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 3, 2004	By:
/s/ Kenneth Hudson

Kenneth Hudson Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1*	-	Credit Agreement, dated as of October 29, 2004, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, the lenders party thereto and WPP LLC, ACIN LLC and WBRD LLC, as Guarantors.

10.2*	-	Form of Phantom Unit Grant Agreement.

31.1*	-	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	-	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	-	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	-	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith

**	Furnished herewith