Form 10-K
period 2004-12-31
NATURAL RESOURCE PARTNERS LP
filed 2005-02-28
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 1-31465
NATURAL RESOURCE PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	35-2164875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
601 Jefferson, Suite 3600 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(713) 751-7507
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units representing limited partnership interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐
     The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they were affiliates of the registrant) was approximately $399.8 million on June 30, 2004 based on a price of $38.07 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on that date.
     As of February 28, 2005, there were 13,986,906 Common Units outstanding and 11,353,658 Subordinated Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE.
None.

Forward-Looking Statements
      Statements included in this Form 10-K are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.
      Such forward-looking statements include, among other things, statements regarding capital expenditures, acquisitions and dispositions, expected commencement dates of coal mining, projected quantities of future coal production by our lessees producing coal from our reserves, projected demand or supply for coal that will affect sales levels, prices and royalties realized by us.
      These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.
      You should not put undue reliance on any forward-looking statements. Please read “Risks Related to Our Business” beginning on page 36 for important factors that could cause our actual results of operations or our actual financial condition to differ.

PART I

Items 1 and 2.	Business and Properties
      Natural Resource Partners L.P. is a limited partnership formed in April 2002, and we completed our initial public offering in October 2002. We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2004, we controlled approximately 1.8 billion tons of proven and probable coal reserves in nine states. We do not operate any mines, but lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. Our lessees are generally required to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment. As of December 31, 2004, our reserves were subject to 125 leases with 52 lessees. In 2004, our lessees produced 48.4 million tons of coal from our properties and our coal royalty revenues were $106.5 million.
Partnership Structure and Management
      Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We own our subsidiaries through a wholly owned operating company, NRP (Operating) LLC. NRP (GP) LP, our general partner, has sole responsibility for conducting our business and for managing our operations. Because our general partner is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on our behalf. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Mr. Robertson is entitled to nominate six directors, three of whom must be independent directors, to the board of directors of GP Natural Resource Partners LLC. An affiliate of First Reserve Corporation, which led an investor group that purchased a number of subordinated units from Arch Coal in December 2003, has the right to nominate two directors, one of whom must be independent.
      Western Pocahontas Properties Limited Partnership, New Gauley Coal Corporation and Great Northern Properties Limited Partnership are three privately held companies that are primarily engaged in owning and managing mineral properties. We refer to these companies collectively as the WPP Group. Corbin J. Robertson, Jr. has a significant interest in each entity comprising the WPP Group. Mr. Robertson owns the general partner of Western Pocahontas Properties Limited Partnership, 85% of the general partner of Great Northern Properties Limited Partnership and is the Chairman, Chief Executive Officer and controlling stockholder of New Gauley Coal Corporation.
      The senior executives and other officers who manage the WPP Group assets also manage us. They are employees of Western Pocahontas Properties Limited Partnership and Quintana Minerals Corporation, a company controlled by Mr. Robertson, and they allocate varying percentages of their time to managing our operations. Neither our general partner, GP Natural Resource Partners LLC, nor any of their affiliates receive any management fee or other compensation in connection with the management of our business, but they are entitled to be reimbursed for all direct and indirect expenses incurred on our behalf.
      Our operations headquarters are located at P.O. Box 2827, 1035 Third Avenue, Suite 300, Huntington, West Virginia 25727 and the telephone number is (304) 522-5757. Our principal executive offices are located at 601 Jefferson Street, Suite 3600, Houston, Texas 77002 and our phone number is (713) 751-7507.
Acquisitions of Coal Properties
      Plum Creek. On January 28, 2005, we signed a definitive agreement to purchase mineral rights to approximately 85 million tons of coal reserves from Plum Creek Timber Company, Inc. for $22 million. The transaction is subject to customary closing conditions and is expected to close in March. The purchase will be funded through a combination of our credit facility and cash on hand. The coal reserves are located on approximately 175,000 acres in Virginia, West Virginia and Kentucky, with most of the reserves leased under 29 different leases.
      Clinchfield. In September 2004, we purchased a tract of coal reserves from Clinchfield Coal Company in Dickenson County, Virginia for $0.4 million. This property adjoins other property we own and represents approximately 0.8 million tons. We subsequently combined this property with other properties under an existing lease to a subsidiary of Alpha Natural Resources.
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
Major Coal Properties
      The following is a summary of our major coal producing properties:

Appalachia
      VICC/ Alpha. The VICC/ Alpha property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2004, 7.1 million tons were produced from this property. This property is a combination of property we purchased in December 2002 from El Paso Corporation and in April 2003 from Alpha Natural Resources. We lease this property to Alpha Land and Reserves, LLC. Production comes from both underground and surface mines and is trucked to one of four preparation plants. Coal is shipped via both the CSX and Norfolk Southern railroads to both utility and metallurgical customers. Major customers include American Electric Power, Southern Company, TVA, VEPCO and U.S. Steel.
      Lynch. The Lynch property is located in Harlan and Letcher Counties, Kentucky. In 2004, 4.5 million tons were produced from this property. We primarily lease the property to Resource Development, LLC, an independent coal producer. Production comes from both underground mines and surface mines. Production from the mines is transported by truck to a preparation plant on the property and is shipped primarily on the CSX railroad to utility customers such as Georgia Power and Orlando Utilities.
      BLC Properties. The BLC Properties are located in Kentucky, Tennessee, West Virginia, Virginia and Alabama. In 2004, 3.5 million tons were produced from these properties. We purchased these properties in January 2004 from BLC Properties LLC. We lease this property to a number of operators including Appolo Fuels Inc., Bell County Coal Corporation and Kopper-Glo Fuels. Production comes from both underground and surface mines and is trucked to preparation plants and loading facilities operated by our lessees. Coal is transported by truck and is shipped via both CSX and Norfolk & Southern railroads to utility and industrial customers. Major customers include Southern Company, SCE&G, and numerous medium and small industrial customers.

      West Fork. The West Fork property is located in Boone County, West Virginia. In 2004, 2.7 million tons were produced from this property. We lease the property to Eastern Associated Coal Company, a subsidiary of publicly held Peabody Energy Company. Production from the property is from an underground mine, and the coal is transported via belt to a preparation plant on an adjacent property and shipped by CSX railroad to both utility and metallurgical customers such as Cinergy, Detroit Edison and U.S. Steel. In 2004, the longwall mineable reserves were exhausted and we do not expect significant production from this property in the future.
      Evans-Laviers. The Evans-Laviers property is located in Breathitt, Floyd, Knott and Magoffin Counties, Kentucky. In 2004, 2.5 million tons were produced from this property. We lease the property to CONSOL of Kentucky Inc., a subsidiary of publicly held CONSOL Energy Inc., which operates an underground mine and contracts the operations of other mines to third-party operators. Additionally, a sublessee has a surface and a highwall mine on the property. The underground mine is on our property as well as adjacent property. The coal produced from this property is trucked to the Big Sandy River for barge transport or is transported by truck or beltline to preparation plants located on-site and on adjacent property. Coal is shipped from the preparation plants on the CSX railroad to customers such as DuPont, Virginia Electric Power, Southern Company, American Electric Power and Electric Fuels.
      Lone Mountain. The Lone Mountain property is located in Harlan County, Kentucky. In 2004, 2.4 million tons were produced from this property. We lease the property to Ark Land Company, a subsidiary of publicly held Arch Coal, Inc. Production comes from underground mines and is transported primarily by beltline to a preparation plant on adjacent property and shipped on the Norfolk Southern or CSX railroads to utility customers such as Georgia Power and the Tennessee Valley Authority.
      VICC/ Kentucky Land. The VICC/ Kentucky Land property is located primarily in Perry, Leslie and Pike Counties, Kentucky. We purchased the property in December 2002 from El Paso Corporation. In 2004, 2.3 million tons were produced from this property. Coal is produced from a number of lessees and from both underground and surface mines. Coal is shipped primarily by truck and also on the CSX and Norfolk Southern railroads to customers such as Southern Company, TVA, and American Electric Power.
      Eunice. The Eunice property is located in Raleigh and Boone Counties, West Virginia. In 2004, 2.0 million tons were produced from this property. We lease the property to Boone East Development Co., a subsidiary of publicly held Massey Energy Company. Boone East Development, through affiliates, conducts two operations on the property, including a surface operation and an underground longwall mine. These operations extend onto adjacent reserves and will also eventually extend onto a portion of our nearby Y&O property. Production from this operation is generally transported by beltline and processed at two preparation plants located off the property. The preparation plants ship both metallurgical and steam coal on the CSX railroad to customers such as American Electric Power, Cinergy, Louisville Gas & Electric, Virginia Electric Power, AK Steel and U.S. Steel.
      Pinnacle Property. The Pinnacle property is located in Wyoming and McDowell Counties, West Virginia. We purchased the property in July 2003 from PinnOak Resources, LLC. In 2004, 1.8 million tons were produced from this property. Coal is produced from two underground mines and transported by belt or truck to a preparation plant operated by the lessee. The metallurgical coal is shipped via the Norfolk Southern railroad to customers such as U.S. Steel, National Steel, and is exported to a number of customers located in Europe.

Illinois Basin
      Hocking-Wolford/ Cummings. The Hocking-Wolford property and the Cummings property are both located in Sullivan County, Indiana. In 2004, 1.6 million tons were produced from our property. Both properties are under common lease to Black Beauty Coal Company, an affiliate of Peabody Energy. Production is currently from a surface mine, and coal is shipped by truck and railroad to customers such as Public Service of Indiana and Indianapolis Power and Light.

Northern Powder River Basin
      Western Energy. The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2004, 3.1 million tons were produced from our property. Western Energy Company, a subsidiary of publicly held Westmoreland Coal Company, has two coal leases on the property. Western Energy produces coal by surface dragline mining, and the coal is transported by either truck or beltline to the four-unit 2,200-megawatt Colstrip generation station located at the mine mouth and by the Burlington Northern Santa Fe Railroad to Minnesota Power. A small amount of coal is transported by truck to other customers.
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
      Under our standard lease, third-party lessees calculate royalty and wheelage payments due us and are required to report tons of coal removed or hauled across our property as well as the sales prices of coal. Therefore, to a great extent, amounts reported as royalty and wheelage revenue are based upon the reports of our lessees. If permitted by the terms of the lease, we periodically audit this information by examining certain records and internal reports of our lessees and we perform periodic mine inspections to verify that the information that has been submitted to us is accurate. Our audits and inspections, however, are in periods subsequent to when the revenue is reported and any adjustment identified by these processes might be in a reporting period different from when the royalty or wheelage revenue was initially recorded. Our audit and inspection processes are designed to identify material variances from lease terms and reported information from actual results.
      Coal royalty revenues are affected by changes in coal prices, lessees’ supply contracts and, to a lesser extent, fluctuations in the spot market prices for coal. The prevailing price for coal depends on a number of factors, including the supply-demand relationship, the price and availability of alternative fuels, global economic conditions and governmental regulations. In addition to their royalty obligation, lessees are often subject to pre-established minimum monthly, quarterly or annual payments. These minimum rentals reflect amounts owners are entitled to receive even if no mining activity occurred during the period. Minimum rentals are usually credited against future production royalties that are earned when coal production commences.
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
      Our business is not seasonal, although at times severe weather can cause a short-term decrease in coal production by our lessees, due to the weather’s negative impact on production and transportation.
      We have two lessees who provided more than 10% of our total revenue in 2004: Alpha Natural Resources, Inc. and Arch Coal, Inc. Each of these companies has several different mines on our properties. While the loss of either one of these lessees would have a material adverse effect on us, we do not believe that the loss of any single mine would have a material adverse effect on us.

Coal Royalty Revenues, Reserves and Production
      The following table sets forth coal royalty revenues from the properties that we own or control for the years ending December 31, 2004, 2003 and 2002. For the year ended December 31, 2002, the revenues are attributable to both the properties contributed to us at the time of our initial public offering and the properties we acquired in December 2002. Coal royalty revenues were generated from the properties in each of the areas as follows:
Coal Royalty Revenues

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Area
Appalachia	$98,541	$63,855	$40,688
Illinois Basin	3,852	3,566	2,994
Northern Powder River Basin	4,063	6,349	5,926

Total	$106,456	$73,770	$49,608

      The following table sets forth production data and reserve information for the properties that we own or control for the years ending December 31, 2004, 2003, and 2002. For the year ended December 31, 2002, the production data are attributable to the properties contributed to us at the time of our initial public offering and the properties we acquired in December 2002. Coal production data and reserve information for the properties in each of the areas is as follows:
Production and Reserves

	Production Year Ended			Proven and Probable Reserves at
	December 31,			December 31, 2004

	2004	2003	2002	Underground	Surface	Total

	(Tons in thousands)
Area
Appalachia	42,089	35,998	22,600	1,443,678	152,077	1,595,755
Illinois Basin	3,138	3,034	2,433	—	19,794	19,794
Northern Powder River Basin	3,130	5,312	5,474	—	153,023	153,023

Total	48,357	44,344	30,507	1,443,678	324,894	1,768,572

      We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is coal which meets the standards of Phase II of the Clean Air Act and is that portion of low sulfur coal that, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. As of December 31, 2004, approximately 37% of our reserves were compliance coal. Unless otherwise indicated, we present the quality of the coal throughout this Form 10-K on an as-received basis, which assumes 6% moisture for Appalachian reserves, 12% moisture for Illinois Basin reserves and 25% moisture for Northern Powder River Basin reserves. We own both steam and metallurgical coal reserves in Central and Southern Appalachia, and we own steam coal reserves in Northern Appalachia, the Illinois Basin and the Northern Powder River Basin. In 2004, approximately 35% of the coal royalty revenues from our properties was from metallurgical coal.

      The following table sets forth our estimate of the sulfur content, the typical quality of our coal reserves and the type of coal in each area as of December 31, 2004.
Sulfur Content, Typical Quality and Type of Coal

	Sulfur Content					Typical Quality		Type of Coal

		Low		High		Heat
		(Less	Medium	(Greater		Content
	Compliance	than	(1.0% to	than		(Btu per	Sulfur
Area	Coal(1)	1.0%)	1.5%)	1.5%)	Total	Pound)	(%)	Steam	Metallurgical(2)

	(Tons in thousands)							(Tons in thousands)
Appalachia	651,548	1,061,596	305,722	228,437	1,595,755	13,032	0.98	1,199,342	396,413
Illinois Basin	—	—	4,628	15,166	19,794	11,466	2.67	19,794	—
Northern Powder River Basin	—	153,023	—	—	153,023	8,486	0.75	153,023	—

Total	651,548	1,214,619	310,350	243,603	1,768,572			1,372,159	396,413

(1)	Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as steam coal.
      Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our estimates of reserve information on engineering, economic and geological data assembled and analyzed by our internal geologists and engineers and which is periodically reviewed by third party consultants. There are numerous uncertainties inherent in estimating the quantities and qualities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:

•	future coal prices, mining economics, capital expenditures, severance and excise taxes, and development and reclamation costs;

•	future mining technology improvements;

•	the effects of regulation by governmental agencies; and

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in other areas of our reserves.
      As a result, actual coal tonnage recovered from identified reserve areas or properties may vary from estimates or may cause our estimates to change from time to time. Any inaccuracy in the estimates related to our reserves could result in decreased royalties from lower than expected production by our lessees.
Timber and Oil and Gas Properties
      For the year ended December 31, 2004, we derived less than 2% of our total revenues from oil and gas and timber. On most of the properties we own, we do not own the oil and gas or timber. Our oil and gas and timber ownership primarily consists of properties in Kentucky, Virginia and Tennessee.

Competition
      Numerous producers in the coal industry make the industry intensely competitive. Our lessees compete with coal producers in various regions of the United States for domestic sales. The industry has undergone significant consolidation since 1976. The top ten producers have increased their share of total domestic coal production from 38% in 1976 to 63% in 2003. This consolidation has led to a number of our lessees’ parent companies having significantly larger financial and operating resources than their competitors. Our lessees compete with both large and small producers nationwide on the basis of coal price at the mine, coal quality, transportation cost from the mine to the customer and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity and steel, as well as environmental and government regulations, technological developments and the availability and price of alternative fuel supplies, including nuclear, natural gas, oil and hydroelectric power.
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
      West Virginia Antidegradation Policy. In January 2002, a number of environmental groups and individuals filed suit in the U.S. District Court for the Southern District of West Virginia to challenge the EPA’s approval of West Virginia’s antidegradation implementation policy. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants into waters that have been designated as high quality by the state. Antidegradation review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. In Ohio Valley Environmental Coalition v. Whitman, the court vacated the EPA’s approval of West Virginia’s antidegradation implementation policy that exempted current holders of National Pollutant Discharge Elimination System (NPDES) permits and Section 404 permits, among other parties, from the antidegradation-review process. On March 29, 2004, EPA Region III sent a letter to the West Virginia Department of Environmental Protection that approved portions of the state’s antidegradation program, denied approval of portions pending further study, and recommended removal of certain language in the state’s regulations. The West Virginia Department of Environmental Protection is proceeding with a review. Our lessees are current NPDES or Section 404 permit holders that had been exempt from antidegradation review under the former policy. With exemptions not in place, our lessees that discharge into waters that have been designated as high quality by the state may experience delays in the issuance or reissuance of Clean Water Act permits, or these permits may be denied. Delay in issuance of or denial of these permits increases the costs of coal production and could potentially reduce our royalty revenues.
      Massey Energy Show Cause Order. In January 2002, the West Virginia Department of Environmental Protection entered an order finding a pattern of violations relating to water quality by Marfork Coal Company, a subsidiary of Massey Energy, and suspending its permit for operations adjacent to the

Dorothy-Sarita property for 14 days. Marfork Coal filed an appeal and obtained a stay of enforcement of this order. The Surface Mining Board heard the appeal and reduced the suspension to nine days. Marfork Coal appealed this decision to the circuit court, which held a hearing on November 22, 2002. On December 23, 2002, the circuit court reversed the order of the West Virginia Department of Environmental Protection. The court found that the show cause hearing was not conducted in an impartial manner and caused a violation of Marfork Coal’s due process rights. The matter was remanded to the West Virginia Department of Environmental Protection for an impartial hearing. The West Virginia Department of Environmental Protection appealed the decision of the circuit court to the Supreme Court of West Virginia. On March 15, 2004, the Supreme Court of West Virginia held that the circuit court erred in finding due process errors in the West Virginia Department of Environmental Protection hearing. Consequently, it reversed the lower decision and remanded the matter to the circuit court for consideration of the substantive issues raised by Marfork on its appeal from the West Virginia Department of Environmental Protection Order. A decision is currently pending in this matter. If this show cause order is upheld, the permits issued to Massey Energy and its subsidiaries could be suspended or revoked and production could be decreased at the mines on the Dorothy-Sarita property and at the longwall mine operated by Performance Coal at the Eunice property, reducing our coal royalty revenues on that property. In 2004, we received coal royalty revenues under this lease of $3.1 million.
      Mine Health and Safety Laws. Stringent safety and health standards have been imposed on the coal mining industry by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 also resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Act requires payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of miners who die from this disease. Because the regulatory requirements imposed by mine worker health and safety laws are comprehensive and ongoing in nature, non-compliance cannot be eliminated completely. We believe our lessees have made all payments under the Black Lung Act and are generally in compliance with all applicable mine health and safety laws.
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
      Numerous legal and regulatory actions have been initiated over the years under the Clean Air Act, the outcome of which could adversely affect coal mining and coal-fired power plants. In January 2005, legislation was re-introduced in Congress outlining the Bush administration’s Clear Skies Initiative, which calls for dramatic decreases in sulfur, nitrogen oxide, and mercury emissions from power plants. If emissions standards from power plants are required to be lowered under the act, it could result in a decrease in coal demand.
      If Clear Skies is not passed, EPA has announced an intention to take alternative action and finalize the Clean Air Interstate Rule (“CAIR”), and a related rule to reduce mercury emissions, under the existing Clean Air Act. The CAIR would mandate reductions in sulfur dioxide and nitrogen oxides in 29 states and the District of Columbia while the mercury rule would require mercury emissions reductions on a national basis. EPA is seeking to lower mercury emissions at new and existing sources by requiring the use of Maximum Achievable Control Technology (“MACT”), or, in the alternative, by implementing a nationwide “cap and trade” program. Should either or both of these proposed rules become final, additional costs may be associated with operating coal-fired power generation facilities that may render coal a less attractive fuel source.
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
      In March 2002, the Army Corps of Engineers issued Nationwide Permit 21 under Section 404 to allow mining companies to discharge into fills without obtaining individual permits under the Clean Water Act. The legality of that permitting scheme was challenged in a lawsuit filed in October 2003 by the Ohio Valley Environmental Coalition and several other citizens groups. This lawsuit, Ohio Valley Environmental Coalition v. Bulen, was the latest in a series of lawsuits filed in the United States District Court for the Southern District of West Virginia by citizens groups challenging the legality of various aspects of the regulatory scheme for the permitting of surface coal mining, especially mountaintop removal coal mining and valley fills. Although the first two lawsuits were successful at the district court level, the Fourth Circuit Court of Appeals overturned both decisions.
      In Ohio Valley Environmental Coalition v. Bulen, plaintiffs alleged that a nationwide permit cannot lawfully be issued under Section 404 for the surface mining of coal and that the Corps of Engineers failed to comply with the requirements of the National Environmental Policy Act in the adoption of Nationwide Permit 21. In July 2004, the district court enjoined the Corps of Engineers from issuing future authorizations under Nationwide Permit 21 in the Southern District of West Virginia. With respect to the eleven specific mining sites challenged by the plaintiffs, the Corps of Engineers was ordered to suspend those authorizations for valley fills and surface impoundments on which construction had not commenced as of July 8, 2004. In a subsequent order in August 2004, the district court clarified that the Corps of Engineers must suspend all existing authorizations under Nationwide Permit 21 for valley fills and surface impoundments in the Southern District of West Virginia on which construction had not commenced as of July 8, 2004. The Department of Justice has appealed these rulings. One permit for Green Valley was among the Nationwide Permit 21 permits being challenged. The August 2004 decision makes clear that Green Valley may not proceed under Nationwide Permit 21, but the lessee has applied for an individual permit. Obtaining individual permits for fills is likely to be more costly and more time consuming than filing under a nationwide permit. As a result, our lessees in the Southern District of West Virginia may experience an increase in coal mining costs and they could mine less coal, which would adversely affect our coal royalty revenues.

      In January 2005, plaintiffs filed a lawsuit in the Eastern District of Kentucky on similar grounds challenging the legality of Nationwide Permit 21 and seeking to enjoin the Corps of Engineers from issuing general permits under that authority. Should the district court follow the reasoning of Ohio Valley Environmental Coalition v. Bulen and similarly enjoin the Corps of Engineers from authorizing further general permits under Nationwide Permit 21, permittees including our lessees, may have to file for individual permits for fills, which may result in increases in the costs of mining coal.
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
      In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for restoring the mined property to its prior condition, productive use or other permitted condition upon the completion of mining operations. Typically our lessees submit the necessary permit applications between 12 and 18 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined by our lessees over the next five years. Our lessees are in the planning phase for obtaining permits for the remaining reserves planned to be mined over the subsequent five years. We cannot assure you, however, that they will not experience difficulty in obtaining mining permits in the future.
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
      Framework Convention on Global Climate Change. The United States and more than 160 other nations are signatories to the 1992 United Nations Framework Convention on Global Climate Change that is intended to limit or capture emissions of greenhouse gases such as carbon dioxide and methane. In December 1997, in Kyoto, Japan, the signatories to the convention established a potentially binding set of emissions targets for developed nations. In March 2001, the Bush Administration withdrew its support for the Kyoto Protocol, and the United States is not subject to its requirements. However, other countries have ratified the protocol, which will enter into force and require developing nations subject to it to reduce greenhouse gas emissions over a five-year period from 2008 to 2012. As an alternative to the Kyoto Protocol, in February 2002, the Bush administration announced a new approach to climate change, proposing voluntary actions to reduce the greenhouse gas intensity of the U.S. Greenhouse gas intensity measures the ratio of greenhouse gas emissions, such as carbon dioxide, to economic output. The Bush Administration continues to pursue this voluntary approach. Moreover, future regulation of greenhouse gases could occur either pursuant to future U.S. treaty obligations or pursuant to statutory or regulatory changes under the Clean Air Act. Additionally, states, such as New Jersey and Maine, independently regulate emissions of certain greenhouse gases. Efforts to control greenhouse gas emissions could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel. These restrictions or uncertainties could have a material adverse effect on our business.
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
Title to Property
      Of the 1.8 billion tons of proven and probable coal reserves to which we had rights as of December 31, 2004, we owned approximately 99% of the reserves in fee. We lease approximately 19 million tons, or 1% of our reserves, from unaffiliated third parties. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operations of our business.
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

Employees and Labor Relations
      We do not have any employees. To carry out our operations, affiliates of our general partner employ approximately 48 employees who directly support our operations. None of these employees are subject to a collective bargaining agreement. Some of the employees of our lessees and sub-lessees are subject to collective bargaining agreements.
Segment Information
      Pursuant to SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” we are not required to disclose separate segment information because the materiality of timber and oil and gas do not meet the test for segment disclosure.
Website Access To Company Reports
      Our internet address is www.nrplp.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also included on our website are our “Code of Business Conduct and Ethics” adopted by our Board of Directors and the charters for our Audit Committee, Conflicts Committee and Compensation, Nominating and Governance Committee. Also, copies of our annual report will be made available upon written request.

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

Item 4.	Submission of Matters to a Vote of Securities Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities
      Our common units are listed and traded on the New York Stock Exchange under the symbol “NRP.” As of February 15, 2005, there were an estimated 16,100 beneficial owners of our common units, and four holders of subordinated units.
      The following table sets forth the high and low sales prices per common unit, as reported on the New York Stock Exchange Composite Transaction Tape from January 1, 2003 to December 31, 2004, and the quarterly cash distribution declared and paid with respect to each quarter per common and subordinated unit.

	Price Range
			Cash
	High	Low	Distributions

2003
First Quarter	$23.98	$20.45	$0.5225
Second Quarter	$31.84	$22.90	$0.5225
Third Quarter	$37.00	$29.60	$0.5375
Fourth Quarter	$41.49	$28.25	$0.5625
2004
First Quarter	$43.53	$35.50	$0.5750
Second Quarter	$38.98	$34.30	$0.6000
Third Quarter	$40.50	$37.31	$0.6375
Fourth Quarter	$57.98	$40.00	$0.6625
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
      During the subordination period, the holders of our common units are entitled to receive a minimum quarterly distribution of $0.5125 per unit prior to any distribution of available cash to holders of our subordinated units. The subordination period is defined generally as the period that will end on the first day of any quarter beginning after September 30, 2007 if (1) we have distributed at least the minimum quarterly distribution on all outstanding units in each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equals or exceeds the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. In addition, 25% of the subordinated units may convert to common units on a one-for-one basis after September 30, 2005, and 25% of the subordinated units may convert to common units on a one-for-one basis after September 30. 2006, if we meet the tests set forth in our partnership agreement. If the subordination period ends, the common units will no longer be entitled to arrearages, the rights of the holders of subordinated units will no longer be subordinated to the rights of the holders of common units and the subordinated units may be converted into common units.

      Our general partner and affiliates of our general partner are entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds specified target levels shown below:
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
      We must distribute all of our cash on hand at the end of each quarter, less reserves established by our general partner. We refer to this cash as “available cash” as that term is defined in our partnership agreement. The amount of available cash may be greater than or less than the minimum quarterly distribution. In general, we intend to increase our cash distributions in the future assuming we are able to increase our “available cash” from operations and through acquisitions, provided there is no adverse change in operations, economic conditions and other factors. However, we cannot guarantee that future distributions will continue at such levels.

Item 6.	Selected Financial Data
SELECTED HISTORICAL FINANCIAL DATA
      The following tables show selected historical financial data for Natural Resource Partners L.P. and our predecessors (Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and the Arch Coal Contributed Properties, collectively known as predecessors), in each case for the periods and as of the dates indicated. We derived the selected historical financial data for Natural Resource Partners L.P. as of December 31, 2004, 2003 and 2002, and for the years ended December 31, 2004 and 2003 and the period from commencement of operations (October 17, 2002) through December 31, 2002 from the audited financial statements of Natural Resource Partners L.P. We derived the selected historical financial data for the members of the WPP Group (see page 2) for the period from January 1 through October 16, 2002 and as of and for the years ended December 31, 2001 and 2000 from the audited financial statements of the WPP Group, and we derived the selected historical financial data for the Arch Coal Contributed Properties for the period from January 1 through October 16, 2002 and as of and for the years ended December 31, 2001 and 2000 from the audited financial statements of the Arch Coal Contributed Properties.
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

NATURAL RESOURCE PARTNERS L.P.

			From Commencement
	For the Year	For the Year	of Operations	Year Ended
	Ended	Ended	(October 17, 2002)	December 31,
	December 31,	December 31,	through
	2004	2003	December 31, 2002	2001	2000

	(In thousands, except per unit and per ton data)
Income Statement Data:
Revenues:
Coal royalties	$106,456	$73,770	$11,532	(1)	(1)
Property taxes	5,349	5,069	1,047
Minimums recognized as revenue	1,763	2,033	872
Override royalties	3,222	1,022	226
Other	4,642	3,572	216

Total revenues	121,432	85,466	13,893
Expenses:
Depletion and amortization	30,957	25,365	4,526
General and administrative	11,503	8,923	1,059
Taxes other than income	6,835	5,810	1,296
Coal royalty payments	2,045	1,299	397

Total expenses	51,340	41,397	7,278

Income from operations	70,092	44,069	6,615
Interest expense	(10,312)	(6,814)	(200)
Interest income	349	206	—
Loss from early extinguishment of debt	(1,135)	—	—
Loss on sale of assets	—	(55)	—
Loss from interest rate hedge	—	(499)	—

Net income	$58,994	$36,907	$6,415

Balance Sheet Data (at period end):
Total assets	$599,926	$531,676	$392,719
Deferred revenue	15,847	15,054	13,252
Long-term debt	156,300	192,650	57,500
Total liabilities	190,734	223,518	74,085
Partners’ capital	409,192	308,158	318,634
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$90,847	$64,528	$6,738
Investing activities	(77,733)	(142,511)	(57,449)
Financing activities	4,669	94,550	58,463
Other Data:
Royalty coal tons produced by lessees	48,357	44,344	7,314
Average gross coal royalty per ton	$2.20	$1.66	$1.58
Basic and diluted net income per limited partner unit:
Common	$2.29	$1.59	$0.28
Subordinated	$2.29	$1.59	$0.28
Weighted average number of units outstanding:
Common	13,447	11,354	11,354
Subordinated	11,354	11,354	11,354
Distributions per limited partner unit:
Common	$2.4750	$2.1450	$0.4234
Subordinated	$2.4750	$2.1450	$0.4234

(1)	No financial data is presented for these periods because Natural Resource Partners L.P. was not formed until April 9, 2002 and did not commence operations until October 17, 2002.

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP

	For the
	Period from
	January 1
	through	Year Ended December 31,
	October 16,
	2002(1)	2001	2000

	(In thousands, except per ton data)
Income Statement Data:
Revenues:
Coal royalties	$17,261	$15,458	$11,585
Timber royalties	2,774	3,691	4,236
Gain on sale of property	92	3,125	3,982
Property taxes	1,221	1,184	1,404
Other	1,219	2,512	1,342

Total revenues	22,567	25,970	22,549
Expenses:
General and administrative	2,291	2,981	3,009
Taxes other than income	1,438	1,457	1,701
Depreciation, depletion and amortization	3,544	1,369	1,168

Total expenses	7,273	5,807	5,878

Income from operations	15,294	20,163	16,671
Other income (expense):
Interest expense	(4,786)	(3,966)	(4,167)
Interest income	114	270	321
Reversionary interest	(561)	(1,924)	—

Net income	$10,061	$14,543	$12,825

Balance Sheet Data (at period end):
Total assets		$88,224	$76,510
Deferred revenue		7,916	7,468
Long-term debt		47,716	50,681
Total liabilities		68,055	61,584
Partners’ capital		20,169	14,926
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$8,676	$13,056	$10,670
Investing activities	(35,028)	2,685	3,976
Financing activities	27,899	(15,434)	(14,630)
Other Data:
Royalty coal tons produced by lessees	9,572	10,309	7,422
Average gross coal royalty per ton	$1.80	$1.50	$1.56

(1)	Up to the date of contribution of assets to Natural Resource Partners L.P.

GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP

	For the
	Period from
	January 1	Year Ended
	through	December 31,
	October 16,
	2002(1)	2001	2000

	(In thousands, except per ton data)
Income Statement Data:
Revenues:
Coal royalties	$5,895	$7,457	$7,966
Lease and easement income	474	787	583
Gain on sale of property	—	439	709
Property taxes	61	88	87
Other	71	31	45

Total revenues	6,501	8,802	9,390
Expenses:
General and administrative	417	611	481
Taxes other than income	69	110	107
Depreciation, depletion and amortization	1,979	2,144	2,244

Total expenses	2,465	2,865	2,832

Income from operations	4,036	5,937	6,558
Other income (expense):
Interest expense	(1,877)	(3,652)	(4,657)
Interest income	115	307	376

Net income	$2,274	$2,592	$2,277

Balance Sheet Data (at period end):
Total assets		$70,236	$70,514
Deferred revenue		1,034	1,297
Long-term debt		47,125	48,625
Total liabilities		50,110	52,129
Partners’ capital		20,126	18,385
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$3,725	$3,677	$5,731
Investing activities	—	475	726
Financing activities	(4,069)	(4,564)	(6,205)
Other Data:
Royalty coal tons produced by lessees	4,970	8,509	9,172
Average gross coal royalty per ton	$1.19	$0.88	$0.87

(1)	Up to the date of contribution of assets to Natural Resource Partners L.P.

NEW GAULEY COAL CORPORATION

	For the
	Period from
	January 1	Year Ended
	through	December 31,
	October 16,
	2002(1)	2001	2000

	(In thousands, except per ton data)
Income Statement Data:
Revenues:
Coal royalties	$1,434	$1,609	$955
Gain on sale of property	—	25	—
Property taxes	20	28	25
Other	53	61	32

Total revenues	1,507	1,723	1,012
Expenses:
General and administrative	52	41	32
Taxes other than income	42	45	48
Depreciation, depletion and amortization	138	212	132

Total expenses	232	298	212

Income from operations	1,275	1,425	800
Other income (expense):
Interest expense	(97)	(132)	(139)
Interest income	24	15	—
Reversionary interest	(104)	(85)	—

Net income	$1,098	$1,223	$661

Balance Sheet Data (at period end):
Total assets		$4,625	$4,553
Deferred revenue		3,601	3,747
Long-term debt		1,584	1,682
Total liabilities		5,391	5,542
Stockholders’ deficit		(766)	(989)
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$867	$1,323	$604
Investing activities	—	(175)	—
Financing activities	(474)	(1,091)	(591)
Other Data:
Royalty coal tons produced by lessees	479	718	356
Average gross coal royalty per ton	$2.99	$2.24	$2.68

(1)	Up to the date of contribution of assets to Natural Resource Partners L.P.

ARCH COAL CONTRIBUTED PROPERTIES

	For the
	Period from
	January 1	Year Ended
	through	December 31,
	October 16,
	2002(1)	2001	2000

	(In thousands, except per ton data)
Income Statement Data:
Revenues:
Coal royalties	$14,768	$18,415	$16,152
Other royalties	1,349	1,363	907
Property taxes	1,179	1,033	1,204

Total revenues	17,296	20,811	18,263
Direct costs and expenses:
Depletion	4,889	6,382	5,395
Property taxes	1,179	1,033	1,204
Other expense	528	283	18
Write-down of impaired assets	—	—	—

Total expenses	6,596	7,698	6,617

Excess (deficit) of revenues over direct costs and expenses	$10,700	$13,113	$11,646

Balance Sheet Data (at period end):
Total assets		$90,733	$97,230
Deferred revenue		10,409	10,035
Total liabilities		11,180	10,954
Net assets purchased		79,553	86,276
Cash Flow Data:
Direct cash flow from contributed properties	$15,181	$19,836	$16,601
Other Data:
Royalty coal tons produced by lessees	8,791	11,281	9,862
Average gross coal royalty per ton	$1.68	$1.63	$1.64

(1)	Up to the date of contribution of assets to Natural Resource Partners L.P.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing. For more detailed information regarding the basis of presentation for the following financial information, see the notes to the historical financial statements.
Executive Overview
      We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. As of December 31, 2004, we controlled approximately 1.8 billion tons of proven and probable coal reserves in nine states. For the year ended December 31, 2004, approximately 67% of the coal produced from our properties came from underground mines and approximately 33% came from surface mines. As of December 31, 2004, approximately 69% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which constitutes approximately 37% of our reserves.
      We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of December 31, 2004, our reserves were subject to 125 leases with 52 lessees. For the year ended December 31, 2004, our lessees produced 48.4 million tons of coal generating $106.5 million in coal royalty revenues from our properties and our total revenue was $121.4 million.
      Our revenue and profitability are dependent on our lessees’ ability to mine and market our coal reserves. Generally, our lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum monthly, quarterly or annual payments. In addition, our leases specify minimum monthly, quarterly or annual royalties. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in future periods. We do not recognize these minimum coal royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on our balance sheet.
      Most of our coal is produced by large companies, many of which are publicly traded, with professional and sophisticated sales departments. We estimate that 80% of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. However, over the long term, our coal royalty revenues are affected by changes in the market price of coal.
      Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions. Beginning in the latter half of 2003, the combination of the weaker U.S. dollar, especially against the Euro and the Australian dollar, and the increase in ocean-going freight rates caused an increase in demand for export coal because the United States was better able to compete with Australia for the European market. Beginning in 2003, our lessees located in Appalachia experienced a greater demand for coal, and coal prices for both metallurgical and steam coal for those producers increased during 2004. Because of these generally higher prices, our revenues in Appalachia have increased to an average of $2.34 per ton for the year ended December 31, 2004 from an average of $1.77 per ton for the same period of 2003. Coal royalty revenues from our Appalachian properties represented 93% of our total coal royalty revenues for the full year of 2004. Our lessees have not appreciably increased production due to a number of constraints, including a shortage of labor, permitting and bonding issues and rail transportation problems.
      Approximately 35% of our 2004 coal royalty revenues were from metallurgical coal, which was sold to steel companies in the Eastern United States, South America, Europe and Asia. Prices of metallurgical coal have increased substantially in the past year. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and seaborne export markets. Demand for metallurgical coal in the United States has recently increased due to a recovery in the U.S. steel industry. Pricing for U.S. metallurgical coal has also been supported by reduced production at several U.S. metallurgical coal mines in 2004. In addition to increased demand for metallurgical coal in the United States, demand for metallurgical coal has increased in international markets. According to the International Iron and Steel Institute, Chinese steel consumption increased 25% in 2004, and Asia-Pacific Rim consumption of metallurgical coal continues to strain supply. The tightening supply of metallurgical coal in global markets has been due in part to recent supply disruptions in Australia, the world’s largest coal exporter, and the decision by China, the world’s second largest coal exporter, to restrict its metallurgical coal exports in order to satisfy domestic demand. Additionally, the recent weakness of the U.S. dollar has made U.S. metallurgical coal more competitive in international markets. Some steam coal with marginal metallurgical characteristics is now being sold in the metallurgical markets. If demand for metallurgical coal falls below historic levels, metallurgical coal can also be used as steam coal. However, some metallurgical coal mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If the operators of these mines are unable to sell metallurgical coal, these mines may not be economically viable and may be closed.
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
      In January of 2005, plaintiffs filed a lawsuit in the Eastern District of Kentucky on similar grounds challenging the legality of Nationwide Permit 21 and seeking to enjoin the Corps of Engineers from issuing general permits under that authority. Should the district court follow the reasoning of Ohio Valley Environmental Coalition v. Bulen and similarly enjoin the Corps of Engineers from authorizing further general permits under Nationwide Permit 21, permittees may have to file for individual permits for fills that may result in increases in the costs of mining coal. We will continue to monitor this litigation and its impact on the development of our coal reserves.
      In addition to coal royalty revenues, we generated approximately 4% and 3% of our revenues for the years ended December 31, 2004 and 2003, respectively, from rentals; royalties on oil and gas and coalbed methane leases; timber; overriding royalty arrangements; and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.
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

	For the Year Ended
	December 31,

	2004	2003

	(Unaudited)
Cash flow from operations	$90,847	$64,528
Less scheduled principal payments	(9,350)	—
Less reserves for future principal payments	(9,400)	(4,700)
Add reserves used for scheduled principal payments	9,400	—

Distributable cash flow	$81,497	$59,828

Acquisitions
      Since our initial public offering in October 2002, we have completed nine acquisitions for an aggregate purchase price of $274 million. These acquisitions included approximately 739 million tons of coal reserves on approximately 998,000 mineral acres.

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

2002 Acquisitions
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

New Accounting Standards
      Historical practice in the extractive industry has been to classify leased mineral interests on a basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, Business Combinations, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, Goodwill and Other Intangible Assets) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF, the Task Force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets,” which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, the Partnership provided separate line items for owned and leased coal interests within the consolidated balance sheet as of December 31, 2003. At December 31, 2004, leased coal interests are included within coal and mineral rights in the audited consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.
      Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation,” revised in 2004, superseded APB No. 25. Awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R, effective for the third quarter of 2005, requires us to recognize a cumulative effect of the accounting change based on the difference between the fair value of the unvested awards and the intrinsic value recorded at the date of adoption. Additionally, FAS 123R provides that grants after the effective date must be accounted for using the fair value method which will require us to estimate the fair value of the grant using the Black-Scholes or another method and charge the estimated fair value to expense over the service or vesting period of the grant. FAS 123R requires that the fair value be recalculated at each reporting date over the service or vesting period of the grant. Use of the fair value method as compared with the intrinsic method, will not change the total expense to be reflected for a grant but it may impact the period in which expense is reflected by increasing expense in one period based upon the fair value calculation and lowering expense in a different period. We are in the process of evaluating the impact of the adoption of FAS 123R.
      In December 2003, The FASB issued FASB Interpretation No. 46R (“FIN 46R”), a revision to FIN 46 “Consolidation of Variable Interest Entities,” the objective of which was to provide guidance on how to identify a variable interest entity (“VIE”) and to determine when a VIE should be included in a company’s consolidated financial statements. In addition to increasing disclosures, FIN 46R requires a VIE to be consolidated by a company if that company’s variable interest will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns. FIN 46R postponed the effective date for public companies to March 31, 2004, except for certain investee relationships. Adoption of FIN 46R did not have an impact on our consolidated financial position, results of operations or cash flow. However, we may enter into future transactions that could be accounted for as a VIE pursuant to FIN 46R.

Results of Operations
Natural Resource Partners L.P.

			For the
			Period from
			Commencement
	For the Year	For the Year	of Operations
	Ended	Ended	(October 17, 2002)
	December 31,	December 31,	through
	2004	2003	December 31, 2002

	(In thousands, except per ton data)
Revenues:
Coal royalties	$106,456	$73,770	$11,532
Property taxes	5,349	5,069	1,047
Minimums recognized as revenue	1,763	2,033	872
Override royalties	3,222	1,022	226
Other	4,642	3,572	216

Total revenues	121,432	85,466	13,893
Expenses:
Depletion and amortization	30,957	25,365	4,526
General and administrative	11,503	8,923	1,059
Taxes other than income	6,835	5,810	1,296
Coal royalty payments	2,045	1,299	397

Total expenses	51,340	41,397	7,278

Income from operations	70,092	44,069	6,615
Other income (expense):
Interest expense	(10,312)	(6,814)	(200)
Interest income	349	206	—
Loss on early extinguishment of debt	(1,135)	—	—
Loss on sale of oil and gas properties	—	(55)	—
Loss from interest rate hedge	—	(499)	—

Net income	$58,994	$36,907	$6,415

Other Data:
Royalties
Appalachia	$98,541	$63,855	$9,492
Illinois Basin	3,852	3,566	727
Northern Powder River Basin	4,063	6,349	1,313

Total	$106,456	$73,770	$11,532

Production
Appalachia	42,089	35,998	5,448
Illinois Basin	3,138	3,034	601
Northern Powder River Basin	3,130	5,312	1,265

Total	48,357	44,344	7,314

Average gross royalty
Appalachia	$2.34	$1.77	$1.74
Illinois Basin	1.23	1.18	1.21
Northern Powder River Basin	1.30	1.20	1.04

Total	$2.20	$1.66	$1.58

Year ended December 31, 2004 compared to year ended December 31, 2003
      Revenues. For the year ended December 31, 2004, total revenues were $121.4 million compared to $85.5 million for the same period in 2003, an increase of $35.9 million or 42%. Coal royalty revenues were $106.5 million, on 48.4 million tons of coal produced, for the year ending December 31, 2004, and represented 87.7% of total revenue. For the year ended December 31, 2003, coal royalty revenues were $73.8 million, on 44.3 million tons produced, and represented 86.3% of total revenue. Of the $35.9 million increase in total revenues, coal royalty revenues increased $32.7 million or 44% and override revenues increased $2.2 million or 215%. There was also an increase in wheelage revenue of $0.5 million or 35%, and modest increases in property tax reimbursements, rental income, oil and gas revenue and other totaling approximately $0.5 million or 9%.
      Coal royalty revenues. Coal royalty revenues increased to $106.5 million in 2004 from $73.8 million in 2003, an increase of $32.7 million or 44%. Coal production increased to 48.4 million tons from 44.3 million in 2003, an increase of 4.1 million tons or 9%. The substantial increase in coal royalty revenues is primarily due to the significantly higher sales prices realized by our lessees in 2004. In addition, approximately 3.6 million tons and $9.8 million of the increase in coal royalty revenues generated during the year ended December 31, 2004 were attributable to the acquisitions made subsequent to December 31, 2003. All of these acquisitions were in Appalachia.
      Appalachia. Coal royalty revenues in Appalachia in 2004 were $98.5 million compared to $63.9 million in 2003, an increase of $34.6 million, or 54%. In 2004, production in Appalachia was 42.0 million tons compared to 36.0 million tons in 2003, an increase of 6.0 million tons, or 16.7%.
      In addition to higher coal prices and acquisitions, the properties that had significant increases in production and coal royalty revenues were:

•	Pinnacle — production increased from 830,000 tons to 1.8 million tons and coal royalty revenues increased from $1.8 million to $6.0 million. The mine operated on our property for two months in 2003 before ceasing production due to a ventilation disruption. The mine resumed production in late April 2004.

•	Lynch — production increased from 2.9 million tons to 4.5 million tons and coal royalty revenues increased from $4.7 million to $8.7 million. These increases were due in part to new mines being opened on the property and also to higher prices being realized by the lessee.

•	Sincell — production increased from 95,000 tons to 1.6 million tons and coal royalty revenues increased from $119,000 to $2.8 million. These increases were due to production moving onto our property which also benefited from the higher coal prices.

•	Oak Grove — production increased from 775,000 tons to 1.4 million tons and coal royalty revenues increased from $1.7 million to $3.1 million. These increases were due to higher prices and owning the property for the year of 2004 versus six months in 2003.

•	Y&O — production increased from 133,000 tons to 696,000 tons and coal royalty revenues increased from $262,000 to $1.3 million. These increases were due to mines moving onto the property and higher prices being realized by the lessee.
      These increases were partially offset by decreases in production and coal royalty revenues from our Boone-Lincoln, Chesapeake Minerals and Davis Lumber properties. On our Boone-Lincoln property, production decreased from 547,000 tons to 127,000 tons and coal royalty revenues decreased from $993,000 to $253,000. These decreases were due to a greater proportion of production occurring on adjacent property. On our Chesapeake Minerals property, production decreased from 475,000 tons to 136,000 tons and coal royalty revenues decreased from $942,000 to $366,000. These decreases were due to the depletion of reserves at one mine and a greater proportion of production occurring on adjacent property. On our Davis Lumber property, production decreased from 464,000 tons to 46,000 tons and coal royalty revenues decreased from $632,000 to $106,000. These decreases were due to a previously active mine exhausting reserves.

      Illinois Basin. On our Sato property, production increased from 909,000 tons to 963,000 tons and coal royalty revenues increased from $1.2 million to $1.4 million. These increases were due to slightly higher production and higher prices being realized by the lessee.
      Northern Powder River Basin. Production from our Western Energy property decreased from 4.3 million tons to 3.1 million tons and coal royalty revenues decreased from $5.4 million to $4.1 million. This decrease was due to the typical variations in production resulting from the checkerboard ownership pattern. On our Big Sky property production decreased from 983,000 tons to zero and coal royalty revenues decreased from $903,000 to zero as operations were idled at the Big Sky mine. Included in our coal royalty revenues for the year ended December 31, 2004 is a one-time settlement of $170,000, or $0.08 per ton, resulting from an arbitration award between our lessee and a third party.
      Expenses. Total expenses were $51.3 million, or 42%, of total revenues for the year ended December 31, 2004, compared to $41.3 million, or 48%, of total revenues for the year ended December 31, 2003. Depletion and amortization represented 61% of the total expenses for both 2004 and 2003. Although depletion and amortization was consistent for the periods discussed, it can vary depending on where the coal production occurs and fluctuations in depletion rates. General and administrative expenses were approximately 16% of total expenses in both years, excluding accruals for incentive compensation of $3.4 million in 2004 and $2.8 million in 2003. Taxes other than income were $6.8 million, or 13%, of total expenses for 2004 and $5.8 million, or 14%, of total expenses for 2003. Coal royalty payments were $2.0 million or 4% of total expenses for 2004 and $1.3 million or 3% of total expenses for 2003. The increase in coal royalty payments is a direct result of the increase in coal prices.
      Other Income (Expense). Interest expense was $10.3 million for 2004 compared with $6.8 million for 2003. This increase in interest expense is a result of our senior debt being outstanding for a full year in 2004. Interest income increased from 2003 as a result of the investment of surplus cash. Other expense includes a one-time charge of $1.1 million for the early extinguishment of debt in connection with our new credit facility. In 2003, a $0.5 million expense was related to the hedge of interest rates on the issuance of the senior notes as well as a loss on the sale of oil and gas properties of $0.1 million incurred upon disposition of these properties in the fourth quarter.

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
Related Party Transactions

Partnership Agreement
      Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $3.8 million in 2004, $2.9 million in 2003 and $0.3 million in 2002. For additional information, please read “Certain Relationships and Related Transactions — Omnibus Agreement.”

Alpha Natural Resources
      First Reserve, which has the right to nominate two members to the board of directors of GP Natural Resource Partners LLC, has a significant interest in Alpha Natural Resources, which was our largest lessee in 2004 based on revenues. We have entered into a number of coal mining leases with Alpha through a combination of new leases entered into upon our purchase of the Alpha properties and through leases we had with entities that Alpha acquired. The leases we have with Alpha or related companies consist of the following properties:

•	VICC/ Alpha in Virginia, which contains 362.5 million tons of proven and probable reserves as of December 31, 2004.

•	Kingwood in West Virginia, which contains 17.8 million tons of proven and probable reserves as of December 31, 2004.

•	Welch/ Wyoming in West Virginia, which contains 7.5 million tons of proven and probable reserves as of December 31, 2004.

•	Kentucky Land in Kentucky, which contains 20.3 million tons of proven and probable reserves as of December 31, 2004.
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
      Coal royalty revenues payable under these leases based on 2004 production totaled $18.7 million, representing 17.5% of our total coal royalty revenues for the year ended December 31, 2004. If no production had taken place in 2004, minimum recoupable royalties of $4.7 million would have been payable under the leases. At December 31, 2004 we had accounts receivable outstanding of $1.4 million with Alpha Natural Resources.
      We believe the production and minimum royalty rates contained in the Alpha leases are consistent with current market royalty rates.

Foundation Coal Holdings, Inc.
      First Reserve also has a significant interest in Foundation Coal Holdings, Inc. who controls our lessee on our Kingston Property in West Virginia, which contains approximately 7.7 million tons of proven and probable reserves as of December 31, 2004.
      The Kingston lease has a term of ten years with the ability to renew the lease for subsequent terms of five years unless the lessee gives notice it will not renew the lease. The lease provides for payments to us based on the higher of a percentage of the gross sales price or a fixed minimum per ton of coal sold from the properties, with annual minimum payments. Under the Kingston lease minimum royalty payments are credited against future production royalties. We believe the production and minimum royalty rates contained in the Kingston lease are consistent with current market royalty rates.
      Coal royalty revenues payable under the lease based on 2004 production totaled $2.1 million representing 1.9% of our coal royalty revenues for the year ended December 31, 2004. If no production had taken place in 2004, minimum recoupable royalties of $250,000 would have been payable under the lease. At December 31, 2004 we had accounts receivable outstanding of $0.2 million with Foundation Coal Holdings, Inc.
      For more information about our related party transactions, please read Item 13, “Certain Relationships and Related Transactions.”
Liquidity and Capital Resources

Cash Flows and Capital Expenditures
      We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility, the issuance of our senior notes and the issuance of additional common units. We believe that cash generated from our operations, combined with the availability under our credit facility and the proceeds from the issuance of debt and equity, will be sufficient to fund working capital, capital expenditures and future acquisitions. Our ability to satisfy any debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Risks Related to Our Business.” Our capital expenditures, other than for acquisitions, have historically been minimal.
      Net cash provided by operations for the years ended December 31, 2004 and 2003 was $90.8 million and $64.5 million, respectively. For the period from commencement of operations (October 17, 2002) through December 31, 2002 it was $6.7 million. Substantially all of our cash provided by operations since inception has been from coal royalty revenues.
      Net cash used in investing activities for the year ended December 31, 2004 was $77.7 million. The 2004 results include the BLC, Appolo, Pardee Minerals, and Clinchfield acquisitions. We funded these acquisitions with available cash and borrowings under our revolving credit facility. Borrowings under our revolving credit facility were subsequently paid in full with the proceeds from our equity offering in March 2004. Net cash used in investing activities for the year ended December 31, 2003 was $142.5 million. This amount includes the acquisition of the Alpha Natural Resources reserves and overriding royalty interest and PinnOak Resources and Eastern Kentucky reserves. We funded these acquisitions with borrowings under our revolving credit facility. We repaid $175 million of those borrowings with the proceeds from the issuance of senior notes in June and September of 2003. For the period from commencement of operations (October 17, 2002) through December 31, 2002, net cash used for investing was $57.5 million for the acquisition of the properties from El Paso Corporation. We financed this acquisition with borrowings and our revolving credit facility.
      Cash provided by financing activities for the year ended December 31, 2004 was $4.7 million. The 2004 period includes $200.4 million in net proceeds from our equity offering in March 2004, a $2.1 million capital contribution from our general partner, as well as $75.5 million in proceeds from borrowings on our credit facility. We used $102.5 million of the net proceeds from the equity offering to pay the outstanding balance on our credit facility and $100.1 million to redeem 2.6 million common units owned by Arch Coal. In October of 2004 we refinanced our revolving credit facility with improved terms and limits as well as extending the due date three years until October 2008. As a result of this refinancing we incurred debt issuance costs of $1.0 million. We also paid distributions to our partners totaling $60.4 million. Cash provided by financing activities for the year ended December 31, 2003 was $94.5 million. During the year we received proceeds from additional borrowings of $317.1 million, which includes $142.1 million under our revolving credit facility and $175.0 million from the issuance of our senior unsecured notes. These borrowings were partially offset by repayments of debt on our revolving credit facility of $172.6 million. We paid $0.9 million to settle an interest rate hedge entered into in connection with issuance of our senior notes and $2.5 million for debt issuance costs. For the year ended December 31, 2003, we also paid cash distributions of $46.5 million to our partners. Cash provided by financing activities for 2002 was $58.5 million. This amount was attributable to borrowings under our revolving credit facility used to fund acquisitions.

Contractual Obligations and Commercial Commitments
      Our debt exists entirely at our wholly owned subsidiary, NRP Operating LLC, and at December 31, 2004 consists of:

•	a $175 million revolving credit facility that matures in October 2008, and under which there were no outstanding borrowings;

•	$56.7 million outstanding of our $60 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$73.9 million outstanding of our $80 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

•	$35 million of 5.55% senior notes due 2013.
      Credit Facility. On October 29, 2004, NRP (Operating) LLC entered into a 5-year, $175 million revolving credit facility with Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC as joint lead arrangers. The new credit facility replaced NRP Operating’s previous 3-year facility, which would have expired in October 2005. In addition to substantially improved pricing terms, the new facility permits NRP Operating to increase the size of the facility up to $300 million without obtaining lender consents. As a result of entering into the new credit facility, we expensed $1.1 million of unamortized loan financing costs related to NRP Operating’s early extinguishment of its previous credit facility.

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
      The credit agreement contains covenants requiring us to maintain:

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
      The note purchase agreement contains covenants requiring our operating subsidiary to:

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
      The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2004 (in millions):

	Payments Due by Period(1)

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt (including current maturities)	$234.00	$17.82	$17.33	$16.85	$16.38	$15.90	$149.72

(1)	The amounts indicated in the table include principal and interest due on our senior notes.

Shelf Registration Statement/ Equity Offering
      On December 23, 2003, we and our operating subsidiaries jointly filed a $500 million “universal shelf” registration statement with the Securities and Exchange Commission for the proposed sale of debt and equity securities. Securities issued under this registration statement may be in the form of common units representing limited partner interests in Natural Resource Partners or debt securities of NRP or any of our operating subsidiaries. The registration statement also covers, for possible future sales, up to 673,715 common units held by Great Northern Properties Limited Partnership. In November 2004, Great Northern Properties sold 300,000 common units in a private placement, and used the proceeds to repay debt outstanding under its credit agreement.

      The securities may be offered from time to time directly or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of any offering. The net proceeds from the sale of securities from the shelf will be used for future acquisitions and other general corporate purposes, including the retirement of existing debt. We did not and will not receive any proceeds from the sale of common units by Great Northern Properties.
      On March 16, 2004, we closed our public offering of 5,250,000 common units. We received net proceeds of $200.4 million from the sale of the 5,250,000 common units. These proceeds were based on an offering price of $39.96 per common unit and after deducting underwriting discounts and commissions and estimated offering expenses. In connection with the offering, we also received a capital contribution of $2.1 million from our general partner.
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
      Arch had the right to designate two directors to the board of directors for so long as Arch continued to hold at least 10% of the common units of Natural Resource Partners. As a result of the redemption of the common units from Arch, and the subsequent sales by Arch of its remaining common units pursuant to Rule 144, Arch no longer has any interest in Natural Resource Partners and no longer has the right to designate any directors. Mr. Robert Karn III, the independent director originally designated by Arch, remains on the board and will continue to serve as chairman of NRP’s audit committee.
      Following the offering, approximately $290.2 million is available under our shelf registration statement.
Inflation
      Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2002, 2003 and 2004.
Environmental
      The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties for the period ended December 31, 2004. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations. We are also indemnified by Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and Arch Coal, Inc., jointly and severally, until October 17, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to us prior to the closing of the initial public offering. The environmental indemnity is limited to a maximum of $10.0 million.
Risks Related to Our Business

•	We may not have sufficient cash from operations to pay the minimum quarterly distribution following establishment of cash reserves and payment of fees and expenses, including payments to our general partner.

•	A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our coal reserves.

•	Our lessees’ coal mining operations are subject to operating risks that could result in lower coal royalty revenues to us.

•	We depend on a limited number of primary operators for a significant portion of our coal royalty revenues, and the loss of or reduction in production from any of our major operators could reduce our coal royalty revenues.

•	We may not be able to terminate our leases, and we may experience delays and be unable to replace lessees that do not make royalty payments.

•	If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

•	Adverse developments in the coal industry could reduce our coal royalty revenues, and could substantially reduce our total revenues due to our lack of asset diversification.

•	Any decrease in the demand for metallurgical coal could result in lower coal production by our lessees, which would thereby reduce our coal royalty revenues.

•	We may not be able to expand and our business will be adversely affected if we are unable to replace or increase our reserves or obtain other mineral reserves through acquisitions.

•	Any change in fuel consumption patterns by electric power generators resulting in a decrease in the use of coal could result in lower coal production by our lessees, which would reduce our coal royalty revenues.

•	Competition within the coal industry may adversely affect the ability of our lessees to sell coal, and excess production capacity in the industry could put downward pressure on coal prices.

•	Lessees could satisfy obligations to their customers with coal from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal mined from our properties.

•	Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

•	Our lessees’ work forces could become increasingly unionized in the future.

•	We may be exposed to changes in interest rates because any current borrowings under our revolving credit facility may be subject to variable interest rates based upon LIBOR.

•	Our lessees are subject to federal, state and local laws and regulations that may limit their ability to produce and sell coal from our properties.

•	A lessee may incorrectly report royalty revenues, which might not be identified by our lessee audit process or our mine inspection process or, if identified, might be identified in a subsequent period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:
Commodity Price Risk
      We are dependent upon the efficient marketing of the coal mined by our lessees. Our lessees sell the coal under various long-term and short-term contracts as well as on the spot market. In previous years, a large portion of these sales were under long term contracts. Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more. We estimate that 80% of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. Our lessees’ failure to negotiate long-term contracts could adversely affect the stability and profitability of our lessees’ operations and adversely affect our coal royalty revenues. If more coal is sold on the spot market, coal royalty revenues may become more volatile due to fluctuations in spot coal prices.
Interest Rate Risk
      Our exposure to changes in interest rates results from our current borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. Management intends to monitor interest rates and may enter into interest rate instruments to protect against increased borrowing costs. At December 31, 2004, we had no debt outstanding that was subject to variable interest rates.

Item 8.	Financial Statements and Supplementary Data

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners of Natural Resource Partners L.P.
      We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital and cash flows for each of the two years in the period ended December 31, 2004 and for the period from commencement of operations (October 17, 2002) through December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Resource Partners L.P. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period from commencement of operations (October 17, 2002) through December 31, 2002, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States), the effectiveness of Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Houston, Texas
February 21, 2005

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,103	$24,320
Accounts receivable	15,058	9,553
Accounts receivable — affiliate	25	1,437
Other	786	1,086

Total current assets	57,972	36,396
Land	13,721	13,532
Coal and other mineral rights, net	523,844	475,393
Loan financing costs, net	1,837	2,884
Other assets, net	2,552	3,471

Total assets	$599,926	$531,676

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$576	$423
Accounts payable — affiliate	105	305
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses — current portion	1,559	1,186
Property and franchise taxes payable	3,460	2,799
Accrued interest	266	681

Total current liabilities	15,316	14,744
Deferred revenue	15,847	15,054
Accrued incentive plan expenses	3,271	1,070
Long-term debt	156,300	192,650
Partners’ capital:
Common units (outstanding: 13,986,906 in 2004, 11,353,658 in 2003)	243,814	143,956
Subordinated units (outstanding: 11,353,658)	157,324	158,633
General partners’ interest	8,802	6,474
Holders of incentive distribution rights	105	—
Accumulated other comprehensive loss	(853)	(905)

Total partners’ capital	409,192	308,158

Total liabilities and partners’ capital	$599,926	$531,676

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME

			From
			Commencement of
	For the Year	For the Year	Operations
	Ended	Ended	(October 17, 2002)
	December 31,	December 31,	through
	2004	2003	December 31, 2002

	(In thousands, except per unit data)
Revenues:
Coal royalties	$106,456	$73,770	$11,532
Property taxes	5,349	5,069	1,047
Minimums recognized as revenue	1,763	2,033	872
Override royalties	3,222	1,022	226
Other	4,642	3,572	216

Total revenues	121,432	85,466	13,893
Operating costs and expenses:
Depletion and amortization	30,957	25,365	4,526
General and administrative	11,503	8,923	1,059
Taxes other than income	6,835	5,810	1,296
Coal royalty payments	2,045	1,299	397

Total operating costs and expenses	51,340	41,397	7,278

Income from operations	70,092	44,069	6,615
Other income (expense)
Interest expense	(10,312)	(6,814)	(200)
Interest income	349	206	—
Loss on early extinguishment of debt	(1,135)	—	—
Loss from sale of oil and gas properties	—	(55)	—
Loss from interest rate hedge	—	(499)	—

Net income	$58,994	$36,907	$6,415

Net income attributable to:
General partner(1)	$1,705	$738	$128

Other holders of incentive distribution rights(1)	$281	$—	$—

Limited partners	$57,008	$36,169	$6,287

Basic and diluted net income per limited partner unit:
Common	$2.29	$1.59	$0.28

Subordinated	$2.29	$1.59	$0.28

Weighted average number of units outstanding:
Common	13,447	11,354	11,354

Subordinated	11,354	11,354	11,354

(1)	Other holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
STATEMENT OF PARTNERS’ CAPITAL

						Holders of
						Incentive	Accumulated
	Common Units		Subordinated Units		General	Distribution	Other
					Partner	Rights	Comprehensive
	Units	Amounts	Units	Amounts	Amounts	Amounts	Loss	Total

	(In thousands, except unit data)
Balance at commencement of operations (October 17, 2002)	—	$1	—	—	$—	$—	$—	$1
Net assets contributed by sponsors on October 17, 2002	8,679,405	96,691	11,353,658	160,179	6,538	—	—	263,408
Additional contribution by sponsors	—	1,847	—	—	—	—	—	1,847
Issuance of units to the public, net of offering and other costs	2,598,750	45,453	—	—	—	—	—	45,453
Additional units purchased by GNP and NGCC	75,503	1,510	—	—	—	—	—	1,510
Net income for the period from commencement of operations (October 17, 2002) through December 31, 2002	—	3,144	—	3,143	128	—	—	6,415

Balance at December 31, 2002	11,353,658	$148,646	11,353,658	$163,322	$6,666	—	—	$318,634

Distributions to unitholders	—	(22,774)	—	(22,774)	(930)	—	—	(46,478)
Net income for the year ended December 31, 2003	—	18,084	—	18,085	738	—	—	36,907
Loss on interest hedge, net	—	—	—	—	—	—	(905)	(905)

Comprehensive income	—	—	—	—	—	—	—	36,002

Balance at December 31, 2003	11,353,658	$143,956	11,353,658	$158,633	$6,474	$—	$(905)	$308,158

Issuance of units to the public, net of offering and other costs	5,250,000	200,355	—	—	—	—	—	200,355
Redemption of common units, net	(2,616,752)	(100,121)	—	—	—	—	—	(100,121)
Additional contribution by the General Partner	—	—	—	—	2,147	—	—	2,147
Distributions to unitholders	—	(31,730)	—	(26,963)	(1,524)	(176)	—	(60,393)
Net income for the year ended December 31, 2004	—	31,354	—	25,654	1,705	281	—	58,994
Loss on interest hedge	—	—	—	—	—	—	52	52

Comprehensive income	—	—	—	—	—	—	52	59,046

Balance at December 31, 2004	13,986,906	$243,814	11,353,658	$157,324	$8,802	$105	$(853)	$409,192

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
			Commencement of
	For the Year	For the Year	Operations
	Ended	Ended	(October 17, 2002)
	December 31,	December 31,	through
	2004	2003	December 31, 2002

	(In thousands)
Cash flows from operating activities:
Net income	$58,994	$36,907	$6,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	30,957	25,365	4,526
Non-cash interest charge	52	26	—
Loss on early extinguishment of debt	1,135	—	—
Loss on sale of oil and gas properties	—	55	—
Change in operating assets and liabilities:
Accounts receivable	(4,093)	(1,947)	(9,043)
Other assets	236	(811)	(511)
Accounts payable and accrued liabilities	(47)	(674)	1,602
Accrued interest	(415)	481	2,018
Deferred revenue	793	1,802	—
Accrued incentive plan expenses	2,574	2,256	—
Property and franchise taxes payable	661	1,068	1,731

Net cash provided by operating activities	90,847	64,528	6,738

Cash flows from investing activities:
Acquisition of coal and other mineral rights	(77,733)	(142,541)	(57,449)
Proceeds from sale of oil and gas properties	—	30	—

Net cash used in investing activities	(77,733)	(142,511)	(57,449)

Cash flows from financing activities:
Proceeds from loans	75,500	317,100	57,500
Deferred financing costs	(969)	(2,541)	(1,316)
Repayment of loans	(111,850)	(172,600)	(46,531)
Distributions to partners	(60,393)	(46,478)	—
Contributions by general partner and sponsors	2,147	—	1,847
Proceeds from initial sale of common units net of transaction costs	—	—	45,453
Proceeds from sale of common units to GNP and NGCC	—	—	1,510
Proceeds from sale of 5,250,000 common units, net of transaction costs	200,355	—	—
Redemption of 2,616,752 common units, net	(100,121)	—	—
Settlement of hedge included in accumulated other comprehensive loss	—	(931)	—

Net cash provided by financing activities	4,669	94,550	58,463

Net increase in cash	17,783	16,567	7,752
Cash at beginning of period	24,320	7,753	1

Cash at end of period	$42,103	$24,320	$7,753

Supplemental cash flow information:
Cash paid during the period for interest	$10,603	$5,778	$—

Non-cash investing activities:
Net assets contributed by partners	—	—	153,091
Excess of cost over net book value of Arch properties	—	—	110,315
Deferred revenue assumed on acquisition of property	—	—	(2,152)
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Organization
      Natural Resource Partners L.P. (the “Partnership”), a Delaware limited partnership, was formed in April 2002 to own and manage certain coal royalty producing properties contributed to the Partnership by Western Pocahontas Properties Limited Partnership, (“WPP”), Great Northern Properties Limited Partnership, (“GNP”), New Gauley Coal Corporation, (“NGCC”) and Arch Coal, Inc. (“Arch”) (collectively “predecessors” or “predecessor companies”). The predecessor companies contributed assets to the Partnership on October 17, 2002. There were no operations in the Partnership prior to the contribution of the assets from the predecessor companies. Therefore, the 2002 statements of income, partners’ capital and cash flows are presented from the date of commencement of operations (October 17, 2002) through December 31, 2002.
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
      The Partnership engages principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2004, the Partnership controlled approximately 1.8 billion tons of proven and probable coal reserves (unaudited) in nine states. The Partnership does not operate any mines, but leases coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine coal reserves in exchange for royalty payments. Lessees are generally required to make royalty payments based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The financial statements include the accounts of Natural Resource Partners L.P. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Reclassification
      Certain reclassifications have been made to the prior year’s financial statements to conform to current year classifications.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land, Coal and Mineral Rights
      Land, coal and mineral rights are carried at historical cost for properties contributed by WPP, GNP and NGCC. The coal mineral rights contributed by Arch as well as the Partnership’s acquisitions have been accounted for using purchase accounting based on their estimated fair value. Coal mineral rights owned and leased are depleted on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein, or upon the amortization period of the contractual rights.

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

Fair Value of Financial Instruments
      The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair market value of the Partnership’s long-term debt was estimated to be $159.1 million and $175.0 million at December 31, 2004 and 2003, respectively, for the unsecured senior notes. The fair values of the senior notes represents management’s best estimate based on other financial instruments with similar characteristics.
      Since the Partnership’s credit facility has variable rate debt, its fair value approximates its carrying amount. The Partnership had no outstanding debt under the credit facility at December 31, 2004.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

New Accounting Standards
      Historical practice in the extractive industry has been to classify leased mineral interests on a basis consistent with owned minerals due to similar rights of the lessor. SFAS No. 141, Business Combinations, provides mineral rights as an example of a contract-based intangible asset that should be considered for separate classification as the result of a business combination. Due to the potential for inconsistencies in applying the provisions of SFAS No. 141 (and SFAS No. 142, Goodwill and Other Intangible Assets) in the extractive industries as they relate to mineral interests controlled by other than fee ownership, the Emerging Issues Task Force (the “EITF”) established a Mining Industry Working Group that addressed this issue. At a March 17-18, 2004 meeting of the EITF, the Task Force reached consensus that an inconsistency existed as to the characterization of mineral rights as tangible assets as determined by the EITF and SFAS No. 141 and 142. As a result of the EITF’s consensus, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-02, Whether Mineral Rights Are Tangible or Intangible Assets,” which amend SFAS No. 141 and 142 and result in the classification of mineral rights as tangible assets. Prior to this consensus, the Partnership provided separate line items for owned and leased coal interests within the consolidated balance sheet as of December 31, 2003. At December 31, 2004, leased coal interests are included within coal and mineral rights in the consolidated balance sheet. Prior year amounts have been reclassified to conform with the current year presentation.
      Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation,” revised in 2004, superseded APB No. 25. Awards under the Partnership’s Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R, effective for the third quarter of 2005, requires the Partnership to recognize a cumulative effect of the accounting change based on the difference between the fair value of the unvested awards and intrinsic value recorded at the date of adoption. Additionally, FAS 123R provides that grants after the effective date must be accounted for using the fair value method which will require the Partnership to estimate the fair value of

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the grant using the Black-Scholes or another method and charge the estimated fair value to expense over the service or vesting period of the grant. FAS 123R requires that the fair value be recalculated at each reporting date over the service or vesting period of the grant. Use of the fair value method as compared with the intrinsic method, will not change the total expense to be reflected for a grant but it may impact the period in which expense is reflected by increasing expense in one period based upon the fair value calculation and lowering expense in a different period. The Partnership is in the process of evaluating the impact of the adoption of FAS 123R.
      In December 2003, The FASB issued FASB Interpretation No. 46R (“FIN 46R”), a revision to FIN 46 “Consolidation of Variable Interest Entities,” the objective of which was to provide guidance on how to identify a variable interest entity (“VIE”) and to determine when a VIE should be included in a company’s consolidated financial statements. In addition to increasing disclosures, FIN 46R requires a VIE to be consolidated by a company if that company’s variable interest will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns. FIN 46R postponed the effective date for public companies to March 31, 2004, except for certain investee relationships. Adoption of FIN 46R did not have an impact on the Partnership’s consolidated financial position, results of operations or cash flow. However, the Partnership may enter into future transactions that could be accounted for as a VIE pursuant to FIN 46R.

3.	Acquisitions
      Clinchfield. In September 2004, the Partnership purchased a tract of coal reserves from Clinchfield Coal Company in Dickenson County, Virginia for $0.4 million. This property adjoins other property the Partnership owns and represents approximately 0.8 million tons (unaudited). The Partnership subsequently combined this property with other properties under an existing lease to a subsidiary of Alpha Natural Resources.
      Pardee Minerals. In May 2004, the Partnership purchased a tract of coal reserves from Pardee Minerals LLC in Wise County, Virginia for $1.6 million. This property adjoins other property the Partnership owns and represents approximately 1.0 million tons (unaudited). As a part of this transaction, the Partnership took an assignment of a coal lease under which a subsidiary of Alpha Natural Resources is the lessee.
      Appolo. In February 2004, the Partnership purchased two tracts of property from Appolo Fuels, Inc. in Bell County, Kentucky for $2.5 million. This property adjoins the properties purchased in the BLC acquisition and represents approximately 2.5 million tons (unaudited). As a part of this transaction, an older below market lease affecting approximately 2.5 million additional tons (unaudited) of adjacent reserves was renegotiated to current royalty rates.
      BLC Properties. In January 2004, the Partnership purchased all of the mineral interests of BLC Properties LLC for $73.0 million. This acquisition included coal, oil and gas and other mineral rights on approximately 270,000 acres (unaudited) that contain approximately 176 million tons of coal reserves (unaudited). The Partnership leases these reserves to eight different lessees. The transaction also included oil and gas and other mineral rights on approximately 205,000 additional acres (unaudited). The properties are located in Kentucky, Tennessee, West Virginia, Virginia, and Alabama. BLC retained a 35% non-participating royalty interest in the oil and gas and other mineral rights.
      The factors used in determining the fair market value of the assets acquired included, but were not limited to, discounted future net cash flows, the quality of the reserves, the probability of continued coal mining on the property, and marketability of the coal.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Coal and Other Mineral Rights
      The Partnership’s coal and other mineral rights consist of the following:

	December 31,	December 31,
	2004	2003

	(In thousands)
Coal and other mineral rights	$634,960	$557,415
Less accumulated depletion and amortization	111,116	82,022

Net book value	$523,844	$475,393

	For the Year Ended
	December 31,

	2004	2003

	(In thousands)
Total depletion and amortization expense on coal interests	$29,093	$23,538

5.	Long-Term Debt
      Long-term debt consists of the following:

	December 31,	December 31,
	2004	2003

	(In thousands)
$175 million floating rate revolving credit facility, due October 2008	$—	$—
$175 million floating rate revolving credit facility, due October 2005	—	27,000
5.55% senior notes maturing in June 2023	56,700	60,000
4.91% senior notes maturing in June 2018	73,950	80,000
5.55% senior notes maturing June 2013	35,000	35,000

Total debt	165,650	202,000
Less — current portion of long term debt	(9,350)	(9,350)

Long-term debt	$156,300	$192,650

      Principal payments due in:

2005	$9,350
2006	9,350
2007	9,350
2008	9,350
2009	9,350
Thereafter	118,900

$165,650

      Under the terms of the Partnership’s senior debt, interest payments are due semi-annually in June and December. Principal payments are due annually in June.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Partnership’s obligations under the credit facility are unsecured but are guaranteed by its operating subsidiaries. Indebtedness under the revolving credit facility bears interest, at the Partnership’s option, at either:

•	the higher of the federal funds rate plus an applicable margin ranging from 0.25% to 1.00% or the prime rate as announced by the agent bank; or

•	at a rate equal to LIBOR plus an applicable margin ranging from 1.25% to 2.00%.
      At December 31, 2003, the weighted average interest rate on the outstanding advances was 3.14%. The Partnership incurs a commitment fee on the unused portion of the revolving credit facility at a rate ranging from 0.30% to 0.40% per annum.
      The credit agreement also contains covenants requiring the Partnership to maintain:

•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) of 3.75 to 1.0 for the four most recent quarters; provided however, if during one of those quarters the Partnership has made an acquisition, then the ratio shall not exceed 4.0 to 1.0 for the quarter in which the acquisition occurred and (1) if the acquisition is in the first half of the quarter, the next two quarters or (2) if the acquisition is in the second half of the quarter, the next three quarters; and

•	a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) of 4.0 to 1.0 for the four most recent quarters.
      The Partnership also has outstanding $165.6 million in unsecured senior notes which are guaranteed by its operating subsidiaries. Proceeds from the issuance of the senior notes were used to repay borrowings under the Partnership’s revolving credit facility and for related expenses. The terms under the senior notes require that the Partnership maintain a fixed charge coverage ratio of not less than 3.50 to 1.0 and a limit on consolidated debt to consolidated EBITDA of not more than 4.0 to 1. 0.
      The Partnership was in compliance with all terms under its long-term debt as of December 31, 2004.

6.	Equity Offering
      On March 16, 2004 the Partnership closed a public offering of 5,250,000 common units. The Partnership received net proceeds of $200.4 million from the sale of the 5,250,000 common units. These proceeds were based on an offering price of $39.96 per common unit less underwriting discounts, commissions and offering expenses. In connection with the offering, the Partnership also received a capital contribution of $2.1 million from its general partner.
      The Partnership used the net proceeds of this offering and its general partner’s capital contribution to:

•	repay the $102.5 million of debt under the credit facility; and

•	redeem 2,616,752 common units from Arch Coal for $38.26 per unit ($39.96 offering price, less $1.70 for underwriting discounts and commissions).

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding.

8.	Related Party Transactions
      Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $1.1 million and $1.0 million for the years ending December 31, 2004 and 2003, respectively and $0.1 million from commencement of operations to December 31, 2002. These costs are reflected in general and administrative expenses in the accompanying statements of income. At December 31, 2004, 2003 and 2002, the Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation.
      WPP provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $2.7 million and $1.9 million for the years ending December 31, 2004 and 2003, respectfully, and $0.3 million from commencement of operations to December 31, 2002. These costs are reflected in general and administrative expenses in the accompanying statements of income.
      At December 31, 2003, the Partnership had accounts receivable from affiliates of $1.4 million consisting of minimums due from Arch Coal, Inc. At December 31, 2004, accounts receivable from affiliates were less than $0.1 million. In conjunction with the Partnership’s public offering of 5,250,000 common units in 2004, the Partnership redeemed 2,616,752 of the common units held by Arch Coal, Inc. Please see Note 6. As a result of the redemption of Arch Coal’s common units in March 2004, Arch Coal is no longer an affiliate of the Partnership.

Alpha Natural Resources
      First Reserve, which has the right to nominate two members to the board of directors of GP Natural Resource Partners LLC, has a significant interest in Alpha Natural Resources, which was the Partnership’s largest lessee in 2004 based on revenues. The Partnership has entered into a number of coal mining leases with Alpha through a combination of new leases entered into upon the purchase of the Alpha property and through leases with entities that Alpha acquired. The leases with Alpha or related companies consist of the following properties:

•	VICC/ Alpha in Virginia, which contains 362.5 million tons of proven and probable reserves (unaudited) as of December 31, 2004.

•	Kingwood in West Virginia, which contains 17.8 million tons of proven and probable reserves (unaudited) as of December 31, 2004.

•	Welch/ Wyoming in West Virginia, which contains 7.5 million tons of proven and probable reserves (unaudited) as of December 31, 2004.

•	Kentucky Land in Kentucky, which contains 20.3 million tons of proven and probable reserves (unaudited) as of December 31, 2004.
      The Alpha leases in general have terms of five to ten years with the ability to renew the leases for subsequent terms of five to ten years, until the earlier to occur of: (1) delivery of notice that the lessee will not renew the lease or (2) all mineable and merchantable coal has been mined. The leases provide for payments to us based on the higher of a percentage of the gross sales price or a fixed minimum per ton of coal sold from the properties, with minimum annual payments. Under the Alpha leases minimum royalty

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments are credited against future production royalties. The production and minimum royalty rates contained in the Alpha leases are consistent with current market royalty rates.
      Coal royalty revenues payable under these leases based on 2004 production totaled $18.7 million, representing 17.5% of total coal royalty revenues for the year ended December 31, 2004. If no production had taken place in 2004, minimum recoupable royalties of $4.7 million would have been payable under the leases. At December 31, 2004, accounts receivable outstanding totaled $1.4 million with Alpha Natural Resources.
Foundation Coal Holdings, Inc.
      First Reserve also has a significant interest in Foundation Coal Holdings, Inc. who controls the lessee on the Kingston Property. The lease with this entity is located on the Kingston property in West Virginia, which contains 8.3 million tons of proven and probable reserves (unaudited) as of December 31, 2004.
      The Kingston lease has a term of ten years with the ability to renew the lease for subsequent terms of five years unless the lessee gives notice it will not renew the lease. The lease provides for payments based on the higher of a percentage of the gross sales price or a fixed minimum per ton of coal sold from the properties, with annual minimum payments. Under the Kingston lease minimum royalty payments are credited against future production royalties. The production and minimum royalty rates contained in the Kingston lease are consistent with current market royalty rates.
      Coal royalty revenues payable under the lease based on 2004 production totaled $2.1 million representing 1.9% of coal royalty revenues for the year ended December 31, 2004. If no production had taken place in 2004, minimum recoupable royalties of $250,000 would have been payable under the lease. At December 31, 2004, accounts receivable outstanding totaled $0.2 million with Foundation Coal Holdings, Inc.

9.	Commitments and Contingencies

Legal
      The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance
      The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended December 31, 2004. The Partnership is not associated with any environmental contamination that may require remediation costs.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Major Lessees
      The Partnership has four lessees that generate a significant portion of its revenues. Revenues from major lessees that exceed ten percent of total revenues are as follows:

					Commencement of
					Operations
					(October 17, 2002)
	Year Ended		Year Ended		through
	December 31, 2004		December 31, 2003		December 31, 2002

	Revenues	Percent	Revenues	Percent	Revenues	Percent

	(Dollars in thousands)
Lessee A	$13,770	11.3%	$9,532	11.2%	$1,815	13.1%
Lessee B	$9,542	7.9%	$8,774	10.3%	$2,120	15.3%
Lessee C	$10,340	8.5%	$8,879	10.4%	$1,994	14.4%
Lessee D	$18,705	15.4%	$15,102	17.7%	$710	0.5%

11.	Incentive Plans
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
      A phantom unit entitles the grantee to receive the fair market value of a common unit in cash upon vesting. The fair market value is determined by taking the average closing price over the last 20 trading days prior to the vesting date. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines, including the period over which the phantom units will vest. Phantom units vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless and to the extent the compensation committee provides otherwise.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In February 2004, the board of directors of GP Natural Resource Partners LLC granted to directors and key employees 55,950 additional phantom units that vest in February 2008. There were 183,537 phantom units outstanding at December 31, 2004. The Partnership accrued expenses to be reimbursed to its general partner of $3.5 million and $2.2 million for the years ended December 31, 2004 and 2003 related to these plans. In connection with the Long-Term Incentive Plans, cash payments of $0.9 million and $0.5 million were paid for the years ended December 31, 2004 and 2003. There were no expenses related to these plans in 2002.

12.	Subsequent Events

Distributions
      On January 20, 2005, the Partnership announced a $0.025 per unit increase in its quarterly distributions to $0.6625 per unit, or $2.65 per unit on an annualized basis. The distribution is payable on February 14, 2005 to unitholders of record on February 1, 2005.

Acquisitions
      On January 28, 2005, the Partnership signed a definitive agreement to purchase mineral rights to approximately 85 million tons of coal reserves (unaudited) from Plum Creek Timber Company, Inc. for $22 million. The transaction is subject to customary closing conditions and is expected to close in March. The coal reserves are located on approximately 175,000 acres (unaudited) in Virginia, West Virginia and Kentucky with most of the reserves leased under 29 different leases.

13.	Supplemental Financial Data
Selected Quarterly Financial Information

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

	(Unaudited)
	(In thousands, except unit data)
Total revenues	$26,362	$29,497	$34,221	$31,352
Operating income	14,258	17,472	21,707	16,655
Net income	$11,174	$15,128	$19,368	$13,324
Basic and diluted net income per limited partner unit:
Common	$0.47	$0.58	$0.74	$0.50
Subordinated	$0.47	$0.58	$0.74	$0.50
Weighted average number of units outstanding,
Basic and diluted:
Common	11,816	13,987	13,987	13,987
Subordinated	11,354	11,354	11,354	11,354

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Total revenues	$18,070	$21,839	$23,539	$22,018
Operating income	8,392	11,757	12,555	11,365
Net income	$7,973	$10,183	$10,112	$8,639
Basic and diluted net income per limited partner unit:
Common	$0.34	$0.44	$0.44	$0.37
Subordinated	$0.34	$0.44	$0.44	$0.37
Weighted average number of units outstanding,
Basic and diluted:
Common	11,354	11,354	11,354	11,354
Subordinated	11,354	11,354	11,354	11,354

							From
							Commencement of
							Operations
							(October 17, 2002)
	First		Second		Third		through
2002	Quarter		Quarter		Quarter		December 31, 2002

Total revenues		(1)		(1)		(1)	$13,893
Operating income							6,615
Net income							$6,415
Basic and diluted net income per limited partner unit:
Common							$0.28
Subordinated							$0.28
Weighted average number of units outstanding,
Basic and diluted:
Common							11,354
Subordinated							11,354

(1)	No financial data is present for these periods because Natural Resource Partners L.P. was not formed until April 9, 2002 and did not commence operations until October 17, 2002.

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Western Pocahontas Properties Limited Partnership for the period from January 1, 2002 through October 16, 2002 and for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
Houston, Texas
February 7, 2003

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
STATEMENTS OF INCOME

	For the
	Period from
	January 1
	through	Year Ended
	October 16,	December 31,
	2002	2001

	(In thousands)
Revenues:
Coal royalties	$17,261	$15,458
Timber royalties	2,774	3,691
Gain on sale of property	92	3,125
Property tax	1,221	1,184
Other	1,219	2,512

Total revenues	22,567	25,970
Expenses:
General and administrative	2,291	2,981
Taxes other than income	1,438	1,457
Depreciation, depletion and amortization	3,544	1,369

Total expenses	7,273	5,807

Income from operations	15,294	20,163
Other income (expense):
Interest expense	(4,786)	(3,966)
Interest income	114	270
Reversionary interest	(561)	(1,924)

Net income	$10,061	$14,543

The accompanying notes are an integral part of these financial statements.

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner	Limited Partners	Total

		(In thousands)
Balance, December 31, 2000	$193	$14,733	$14,926
Net income	146	14,397	14,543
Cash distributions	(93)	9,207)	(9,300)

Balance, December 31, 2001	246	19,923	20,169
Net income	101	9,960	10,061
Cash distributions	(80)	(7,920)	(8,000)

Balance, October 16, 2002	$267	$21,963	$22,230

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

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

	(Dollars in thousands)
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

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following is a summary of certain financial information relating to the Partnership’s segments:

	Coal	Timber		Other	Combined

	(In thousands)
For the year ended December 31, 2001
Revenues	$16,642		$3,691	$5,637	$25,970
Operating costs and expenses	3,109		757	572	4,438
Depreciation, depletion and amortization	1,035		210	124	1,369

Operating income	$12,498		$2,724	$4,941	20,163

Interest expense					(3,966)
Interest income					270
Reversionary interest					(1,924)

Net income					$14,543

Total assets	$63,930		$5,903	$18,391	$88,224
Capital expenditures	8,447		494	33	8,974

For the period from January 1, 2002 through October 16, 2002
Revenues	$18,482		$2,774	$1,311	$22,567
Operating costs and expenses	2,392		864	473	3,729
Depreciation, depletion and amortization	3,084		293	167	3,544

Operating income	$13,006		$1,617	$671	15,294
Interest expense					(4,786)
Interest income					114
Reversionary interest					(561)

Net income					$10,061

Total assets	$92,299	$		$22,075	$125,435
			11,061
Capital expenditures	29,670		5,450	—	35,120

9.	Leases
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

WESTERN POCAHONTAS PROPERTIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Great Northern Properties Limited Partnership for the period from January 1, 2002 through October 16, 2002 and for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

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

GREAT NORTHERN PROPERTIES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Long-term debt consisted of the following:

December 31,
2001

(In thousands)
Floating rate notes, bearing interest at 4.70 percent at December 31, 2001 due September 30, 2004	$48,625
Less — Current portion of notes payable	(1,500)

Long-term debt	$47,125

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

NEW GAULEY COAL CORPORATION
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
      We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of New Gauley Coal Corporation for the period from January 1, 2002 through October 16, 2002 and for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

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

NEW GAULEY COAL CORPORATION
NOTES TO FINANCIAL STATEMENTS — (Continued)
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

ARCH COAL CONTRIBUTED PROPERTIES
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Arch Coal, Inc.
      We have audited the accompanying statements of revenues and direct coasts and expenses of Arch Coal Contributed Properties for the period from January 1, 2002 through October 16, 2002 and for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the revenues and direct costs and expenses of Arch Coal Contributed Properties for the period January 1, 2002 through October 16, 2002 and for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

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

ARCH COAL CONTRIBUTED PROPERTIES
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Major Lessees
      The Contributed Properties depended on a few lessees for a significant portion of its revenues. Revenues from major lessees that exceed 10% of total revenues, are as follows:

	For the Period from
	January 1, 2002
	through		Year Ended
	October 16, 2002		December 31, 2001

	Revenues	Percent	Revenues	Percent

	(Dollars in thousands)
Arch Coal	$7,741	45%	$10,492	50%
Lessee A	4,093	24%	4,895	23%

5.	Cash Flow
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
NOTES TO FINANCIAL STATEMENTS — (Continued)

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
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of December 31, 2004. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below in this Item 9A.
Attestation Report of Independent Registered Public Accounting Firm
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Natural Resource Partners L.P. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Natural Resource Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the partnership’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Natural Resource Partners L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Natural Resource Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2004 and for the period from commencement of operations (October 17, 2002) through December 31, 2002 of Natural Resource Partners L.P. and our report dated February 21, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP
Houston, Texas
February 21, 2005

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the General Partner
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

Name	Age	Position with the General Partner

Corbin J. Robertson, Jr	57	Chairman of the Board and Chief Executive Officer
Nick Carter	58	President and Chief Operating Officer
Dwight L. Dunlap	51	Chief Financial Officer and Treasurer
Kevin F. Wall	48	Vice President and Chief Engineer
Kathy E. Hager	53	Vice President Investor Relations
Wyatt L. Hogan	33	Vice President, General Counsel and Secretary
Corbin J. Robertson II	34	Vice President Acquisitions
Kenneth Hudson	50	Controller
Robert T. Blakely	63	Director
David M. Carmichael	66	Director
Robert B. Karn III	63	Director
Alex T. Krueger	31	Director
S. Reed Morian	58	Director
W. W. Scott, Jr	59	Director
Stephen P. Smith	44	Director
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
      Nick Carter is the President and Chief Operating Officer of GP Natural Resource Partners LLC. He has also served as President of the general partner of Western Pocahontas Properties Limited Partnership and New Gauley Coal Corporation since 1990 and as President of the general partner of Great Northern Properties Limited Partnership from 1992 to 1998. Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership and New Gauley Coal Corporation are all affiliates of Natural Resource Partners L.P. Prior to 1990, Mr. Carter held various positions with MAPCO Coal Corporation and was engaged in the private practice of law. He is President of the National Council of Coal Lessors, a past Chair of the West Virginia Chamber of Commerce and a board member of the Kentucky Coal Association.

      Dwight L. Dunlap is the Chief Financial Officer and Treasurer of GP Natural Resource Partners LLC. Mr. Dunlap has served as Vice President and Treasurer of Quintana Minerals Corporation and as Chief Financial Officer, Treasurer and Secretary of the general partner of Western Pocahontas Properties Limited Partnership and Great Northern Properties Limited Partnership since 2000. Mr. Dunlap has worked for Quintana Minerals since 1982 and has served as Vice President and Treasurer since 1987. Mr. Dunlap is a Certified Public Accountant with over 28 years of experience in financial management, accounting and reporting including six years of audit experience with an international public accounting firm.
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
      Robert T. Blakely joined the Board of Directors of GP Natural Resource Partners LLC in January 2003. He currently serves as Executive Vice President and Chief Financial Officer of MCI, Inc. From mid-2002 through mid-2003, he served as President of Performance Enhancement Group, which was formed to acquire manufacturers of high performance and racing components designed for automotive and marine-engine applications. He previously served as Executive Vice President and Chief Financial Officer of Lyondell Chemical from 1999 through 2002, Executive Vice President and Chief Financial Officer of Tenneco, Inc. from 1981 until 1999 as well as a Managing Director at Morgan Stanley. He served a four-year term on the Financial Accounting Standards Advisory Council and currently serves as a trustee of

Cornell University, where he serves as Chairman of Cornell’s Finance Committee and a member of the Executive Committee of the Board. He has served on the Board of Directors and as Chairman of the Audit Committee of Westlake Chemical Corporation since August 2004.
      David M. Carmichael is a member of the Board of Directors of GP Natural Resource Partners LLC. He currently is a private investor. Mr. Carmichael is the former Vice Chairman of KN Energy and the former Chairman and Chief Executive Officer of American Oil and Gas Corporation, CARCON Corporation and WellTech, Inc. He has served on the Board of Directors of ENSCO International since 2001 and Tom Brown, Inc. from 1997 until 2004. He also currently serves as a trustee of the Texas Heart Institute.
      Robert B. Karn III is a member of the Board of Directors of GP Natural Resource Partners LLC. He currently is a consultant and serves on the Board of Directors of various entities. He was the partner in charge of the coal mining practice worldwide for Arthur Andersen from 1981 until his retirement in 1998. He retired as Managing Partner of the St. Louis office’s Financial and Economic Consulting Practice. Mr. Karn is a Certified Public Accountant, Certified Fraud Examiner and has served as president of numerous organizations. He also currently serves on the Board of Directors of Peabody Energy Company and the Board of Trustees of Fiduciary Claymore MLP Opportunity Fund.
      Alex T. Krueger is a member of the Board of Directors of GP Natural Resource Partners LLC. Mr. Krueger joined First Reserve Corporation in 1999 and is currently a Managing Director of First Reserve focused on investment efforts in the coal and energy infrastructure sectors. Mr. Krueger also serves on the board of Alpha Natural Resources, Inc. (a successor to Alpha Natural Resources LLC), a significant lessee of NRP, and Foundation Coal Holdings, Inc., also a lessee of NRP. Prior to joining First Reserve, Mr. Krueger worked in the Houston office of Donaldson, Lufkin & Jenrette in the Energy Group.
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
      Stephen P. Smith joined the Board of Directors of GP Natural Resource Partners LLC on March 5, 2004. Mr. Smith is the Senior Vice President and Treasurer of American Electric Power Company, Inc. From November 2000 to January 2003, Mr. Smith served as President and Chief Operating Officer — Corporate Services for NiSource Inc. Prior to joining NiSource, Mr. Smith served as Deputy Chief Financial Officer for Columbia Energy Group from November 1999 to November 2000 and Chief Financial Officer for Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company from 1996 to 1999.
Independence of Directors
      The Board of Directors has determined that Messrs. Blakely, Carmichael, Karn and Smith are independent under the standards set forth in Section 303.01(B)(2)(a) and (3) of the New York Stock Exchange’s listing standards and under Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Because we are a limited partnership as defined in Section 303A of the New York Stock

Exchange’s listing standards, we are not required to have a majority of independent directors. The Board has three committees staffed solely by independent directors.

Audit Committee: *Robert B. Karn, III – Chairman *Robert T. Blakely – Member *Stephen P. Smith – Member David M. Carmichael – Member

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
      During the year 2004, at each of its meetings, the Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Committee had private sessions at certain of its meetings with our independent auditors at which candid discussions of financial management, accounting and internal control issues took place.
      The Committee recommended to the Board of Directors the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2004 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.
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
      The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee under Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (communications with audit committees). The Committee received and discussed with the auditors their annual written report on their independence from the partnership and its management, which is made under Rule 3600T of the Public Company Accounting Oversight Board, which has adopted on an interim basis Independence Standards Board Standard No. 1 (independence discussions with audit committees), and considered with the auditors whether the provision of non-audit services provided by them to the partnership during 2004 was compatible with the auditors’ independence.

      In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Committee reviews our quarterly and annual reporting on Form 10-Q and Form 10-K prior to filing with the Securities and Exchange Commission. In 2004, the Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with generally accepted accounting principles.
      In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

Robert B. Karn, Chairman
Robert T. Blakely
Stephen P. Smith
David M. Carmichael
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities and Exchange Act of 1934 requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of their equity securities. These people are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that our officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities complied with all filing requirements with respect to transactions in our equity securities during 2004, except that Mr. Karn filed a late Form 4.
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to our management, including our Chief Executive Officer, Chief Financial Officer and Controller, and that complies with Item 406 of Regulation S-K. Our Code of Business Conduct and Ethics is available on the internet at www.nrplp.com.

Item 11.	Executive Compensation
      We have no executive officers, but we reimburse affiliates of the general partner for compensation paid to the general partners’ executive officers in connection with managing us. We and our general partner were formed in April 2002, but did not conduct any operations until the completion of the initial public offering of common units on October 17, 2002. The following table sets forth amounts reimbursed to affiliates of our general partner for compensation expense in 2002, 2003 and 2004.
Summary Compensation Table

					Other Annual	LTIP
Name and Principal Position	Year		Salary	Bonus	Compensation(1)	Payout

Corbin J. Robertson, Jr., Chairman of the Board and CEO	2004		$—	$—	$5,000	$145,213
	2003		—	—	—	—
	2002		—	—	—	—
Nick Carter, President and Chief Operating Officer	2004		242,500	180,000	37,866	72,613
	2003		232,800	140,000	33,626	—
	2002	(2)	45,124	40,000	8,570	—
Dwight L. Dunlap, Chief Financial Officer and Treasurer	2004		160,240	75,000	29,641	45,289
	2003		148,500	50,000	24,998	—
	2002	(2)	17,334	15,000	3,186	—
Wyatt L. Hogan, Vice President and General Counsel	2004		160,390	35,000	23,585	7,568
	2003		94,273	25,000	7,765	—
	2002	(3)	—	—	—	—
Kevin F. Wall, Vice President and Chief Engineer	2004		118,750	60,000	25,649	33,304
	2003		114,000	50,000	22,040	—
	2002	(2)	20,325	—	4,783	—

(1)	Includes portions of automobile allowance, 401(k) matching and retirement contributions allocated to Natural Resource Partners by Quintana Minerals Corporation and Western Pocahontas Properties Limited Partnership. Also includes cash compensation paid by the general partner to each named executive officer. The general partner may distribute to the executive officers up to 7.5% of any cash it receives with respect to its incentive distribution rights. We do not reimburse the general partner for any of these payments.

(2)	Represents allocations for the period from commencement of operations (October 17, 2002) through December 31, 2002.

(3)	Began working for the company in May 2003.
      Corbin J. Robertson Jr., Chairman of the Board and CEO, did not receive any salary, bonus or other compensation during 2004, 2003 or 2002 that was reimbursed by us to affiliates of the general partner, except for his LTIP payments and incentive distribution rights from the General Partner.

Compensation of Directors
      Each non-employee director receives an annual retainer of $20,000, payable quarterly, plus $1,000 for attending board and committee meetings. The Chairman of the Audit Committee receives $6,000 annually and the Chairmen of the Conflicts and Compensation, Nominating and Governance Committees receive $2,000 annually. In February 2004, each of the non-employee directors received a grant of 1,350 phantom units, which will vest in February 2008. On October 18, 2004, upon the vesting of a portion of their phantom units granted in 2003, Messrs. Carmichael, Karn, Scott, Morian, Smith and Krueger each received a cash payment of $59,073, representing the market value of their vested phantom units. On January 25, 2005, Mr. Blakely received a cash payment of $74,364 upon the vesting of a portion of his phantom units.

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
      A phantom unit entitles the grantee to receive the fair market value in cash of a common unit upon the vesting of the phantom unit. The fair market value is determined by the average closing price of the common units over the 20 trading days prior to vesting. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as the compensation committee determines. The compensation committee will determine the period over which the phantom units granted to employees and directors will vest. In addition, the phantom units will vest upon a change in control of the partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the board of directors terminates for any reason, the grantee’s phantom units will be automatically forfeited unless and to the extent the compensation committee provides otherwise.
Long Term Incentive Plan — Awards in Last Fiscal Year

	Number of
Name	Phantom Units	Payout Date

Corbin J. Robertson, Jr.	8,840	2/11/2008
Nick Carter	4,420	2/11/2008
Dwight L. Dunlap	3,120	2/11/2008
Wyatt L. Hogan	2,600	2/11/2008
Kevin F. Wall	2,340	2/11/2008

(1)	The number of units granted is not subject to minimum thresholds, targets or maximum payout conditions.

Annual Incentive Plan
      The general partner also adopted the Natural Resource Partners Annual Incentive Compensation Plan in October 2002. The annual incentive plan is designed to enhance the performance of GP Natural Resource Partners LLC and its affiliates’ key employees by rewarding them with cash awards for achieving annual financial and operational performance objectives. The compensation committee in its discretion may determine individual participants and payments, if any, for each fiscal year. The board of directors of GP Natural Resource Partners LLC may amend or change the annual incentive plan at any time. We reimburse GP Natural Resource Partners LLC for payments and costs incurred under the plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth, as of February 28, 2005 the amount and percentage of our common and subordinated units beneficially held by (1) each person known to us to beneficially own 5% or more of the stock, (2) by each of the directors and executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

		Percentage of		Percentage of	Percentage
	Common	Common	Subordinated	Subordinated	of Total
Name of Beneficial Owner	Units	Units(1)	Units	Units(1)	Units

Corbin J. Robertson, Jr.(2)(6)	3,439,103	24.6%	5,440,673	47.9%	35.0%
Western Pocahontas Properties Limited Partnership(3)(4)	3,158,166	22.6%	5,231,766	46.1%	33.1%
First Reserve GP IX Inc.(4)(5)	—	—	4,796,920	42.3%	18.9%
FRC-WPP NRP Investment L.P.(4)(5)	—	—	4,796,920	42.3%	18.9%
Great Northern Properties Partnership(4)	373,715	2.7%	1,116,065	9.8%	5.9%
Nick Carter(6)(8)	5,398	—	—	—	—
Dwight L. Dunlap(6)(9)	4,000	—	—	—	—
Kevin F. Wall(8)	500	—	—	—	—
Kathy E. Hager(6)(9)	4,377	—	—	—	—
Wyatt L. Hogan(6)(7)(9)	500	—	—	—	—
Corbin J. Robertson III(6)(9)	7,500	—	—	—	—
Kenneth Hudson(8)	500	—	—	—	—
Robert T. Blakely(10)	—	—	—	—	—
David M. Carmichael(11)	5,000	—	—	—	—
Robert B. Karn III(12)	2,500	—	—	—	—
Alex T. Krueger(4)	—	—	—	—	—
S. Reed Morian(13)	10,000	—	—	—	—
W. W. Scott, Jr.(14)	5,310	—	—	—	—
Stephen P. Smith(15)	—	—	—	—	—
Directors and Officers as a Group	3,484,688	24.9%	5,440,673	47.9%	35.2%

*	Less than one percent.

(1)	Based upon 13,986,906 common units issued and outstanding on February 28, 2005 and 11,353,658 subordinated units issued and outstanding on February 28, 2005. Unless otherwise noted, beneficial ownership is less than 1% of our units and subordinated units.

(2)	Mr. Robertson may be deemed to beneficially own the 3,158,166 common units and 5,231,766 subordinated units owned by Western Pocahontas Properties Limited Partnership, and 126,107 common units and 208,907 subordinated units owned by New Gauley Coal Corporation. Also included are 69,530 common units held by William K. Robertson 1992 Management Trust and 69,530 units held by Frances C. Robertson 1992 Management Trust, both of which Mr. Robertson is the trustee, and has voting control, but not direct ownership. Also included are 15,770 common units held by Barbara Robertson, Mr. Robertson’s spouse. Mr. Robertson’s address is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(3)	These units may be deemed to be beneficially owned by Mr. Robertson.

(4)	The address of Western Pocahontas Properties Limited Partnership and Great Northern Properties Limited Partnership is 601 Jefferson Street, Suite 3600, Houston, Texas 77002. The address of Mr. Krueger and First Reserve GP IX Inc. and FRC-WPP NRP Investment L.P. is One Lafayette Place, Greenwich, CT 06830.

(5)	The subordinated units are directly owned by FRC-WPP NRP Investment L.P. (the “Unit Holder”). FRC-WPP GP LLC (the “Investment GP”) is the general partner of the Unit Holder. FRC-NRP A.V. Holdings, L.P. (“A.V.”) holds a majority of the limited partnership interests and member interests of the Unit Holder and the Investment GP, respectively. FRC-NRP, Inc. (“Blocker”) and First Reserve GP IX, L.P. (“GP IX”) are the general partners of A.V., and First Reserve Fund IX, L.P. (“Fund IX”) is the sole stockholder of Blocker. GP IX is the general partner of Fund IX, and First Reserve GP IX, Inc. (“First Reserve”) is the general partner of GP IX. Each of the Unit Holder, the Investment GP, A.V., Blocker, Fund IX and GP IX are controlled by First Reserve.

(6)	These officers purchased interests in FRC-WPP Investment L.P., which owns an approximate 37% limited partnership interest in FRC-WPP NRP Investment L.P., which purchased 4,796,920 subordinated units from Ark Land Company on December 22, 2003. Mr. Carter’s interest was purchased by his wife, Mary Carolyn Carter.

(7)	Of these common units, 250 common units are owned by the Anna Margaret Hogan 2002 Trust and 250 common units are owned by the Alice Elizabeth Hogan 2002 Trust. Mr. Hogan is a trustee of each of these trusts.

(8)	The address of Messrs. Carter, Wall and Hudson is 1035 Third Avenue, Suite 300, Huntington, West Virginia 25727.

(9)	The address of Messrs. Dunlap, Hogan, Corbin J. Robertson III and Ms. Hager is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(10)	The address of Mr. Blakely is MCI, 22001 Loudoun County Parkway, Ashburn, Virginia 20147.

(11)	The address of Mr. Carmichael is 910 Travis Street, Suite 1930, Houston, Texas 77002.

(12)	The address of Mr. Karn is 3709 Ascot Bend Court, Bonita Springs, Florida 34134.

(13)	The address of Mr. Morian is DX Service Co., Inc., 300 Jackson Hill, Houston, Texas 77007.

(14)	The address of Mr. Scott is 2606 West Lane Drive, Houston, Texas 77027.

(15)	The address of Mr. Smith is American Electric Power, 1 Riverside Plaza, 28th Floor, Columbus, Ohio, 43215.

Item 13.	Certain Relationships and Related Transactions
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

Assuming we have sufficient available cash to pay the current quarterly distribution of $0.6625 on all of our outstanding units for four quarters, our general partner would receive distributions of approximately $1.4 million on its 2% general partner interest and our affiliates would receive distributions of approximately

$9.7 million on their common units and $30.1 million on their subordinated units. In addition, our general partner and affiliates of our general partner would receive an aggregate of approximately $1.6 million with respect to their incentive distribution rights.

Other payments to our general partner and its affiliates	Our general partner and its affiliates will not receive any management fee or other compensation for the management of our partnership. Our general partner and its affiliates will be reimbursed, however, for all direct and indirect expenses incurred on our behalf. Our general partner has the sole discretion in determining the amount of these expenses.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Omnibus Agreement

Non-competition Provisions
      As part of the omnibus agreement entered into concurrently with the closing of our initial public offering, the WPP Group and any entity controlled by Corbin J. Robertson, Jr., which we refer to in this section as the GP affiliates, each agreed that neither they nor their affiliates will, directly or indirectly, engage or invest in entities that engage in the following activities (each, a “restricted business”) in the specific circumstances described below:

•	the entering into or holding of leases with a party other than an affiliate of the GP affiliate for any GP affiliate-owned fee coal reserves within the United States; and

•	the entering into or holding of subleases with a party other than an affiliate of the GP affiliate for coal reserves within the United States controlled by a paid-up lease owned by any GP affiliate or its affiliate.
      “Affiliate” means, with respect to any GP affiliate or, any other entity in which such GP affiliate owns, through one or more intermediaries, 50% or more of the then outstanding voting securities or other ownership interests of such entity. Except as described below, the WPP Group and their respective controlled affiliates will not be prohibited from engaging in activities in which they compete directly with us.
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
      If, at the end of the two year period, the restricted business has not been sold to a third party and the restricted business retains a value, in the good faith opinion of the relevant GP affiliate, in excess of $10 million, then the GP affiliate must reoffer the restricted business to the general partner. If the GP affiliate and the general partner, with the approval of the conflicts committee, agree on the fair market value and other terms of the offer within 60 days after the general partner receives the second offer from the GP affiliate, we will purchase the restricted business as soon as commercially practicable. If the GP Affiliate and the general partner, with the concurrence of the conflicts committee, again fail to agree after negotiation in good faith on the fair market value of the restricted business, then the GP affiliate will be under no further obligation to us with respect to the restricted business, subject to the restriction on total fair market value of restricted businesses owned.
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
      The omnibus agreement may be amended at any time by the general partner, with the concurrence of the conflicts committee. The respective obligations of the WPP Group under the omnibus agreement terminate when the WPP Group and its affiliates cease to participate in the control of the general partner.
Conflicts of Interest
      Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including the WPP Group and First Reserve Corporation and its affiliates) on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of GP Natural Resource Partners LLC have fiduciary duties to manage GP Natural Resource Partners LLC and our general partner in a manner beneficial to its owners. At the same time, our general partner has a fiduciary duty to manage our partnership in a manner beneficial to us and our unitholders.
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
Miscellaneous
      Corbin J. Robertson III, the son of our managing general partner’s Chief Executive Officer, Corbin J. Robertson, Jr., is Vice President — Acquisitions for GP Natural Resource Partners LLC and is an employee of Quintana Minerals Corporation. Mr. Robertson was elected as an officer of the partnership in October 2003. During 2004, Quintana Minerals Corporation was reimbursed in the amount of $76,464 for services performed by Corbin J. Robertson III. In each of 2004 and 2003, he also received bonus payments of $10,000 and $5,000 respectively. During 2004 he was also awarded 1,300 phantom units under the LTIP plan and received $14,967 in payments upon vesting of a portion of his LTIP units that were granted in 2003.

Item 14.	Principal Accountant Fees and Services
      The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax work for fiscal 2004 and 2003. Fees (including out-of-pocket costs) incurred from Ernst & Young LLP for services for fiscal years 2004 and 2003 totaled $0.6 million and $0.3 million, respectively. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst &Young LLP:

	2004	2003

Audit Fees(1)	$454,811	$194,108
Audit-Related Fees(2)	—	—
Tax Fees(3)	244,694	108,241
All Other Fees	—	—

(1)	Audit fees include fees associated with the annual audit of our consolidated financial statements and reviews of our quarterly reports on Form 10-Q. Audit fees also include fees associated with reviews of registration statements and costs associated for compliance with the Sarbanes-Oxley Act of 2002.

(2)	There were no audit-related fees.

(3)	Tax fees include fees principally incurred for assistance with tax planning, compliance, tax return preparation and filing of Schedules K-1.
Audit and Non-Audit Services Pre-Approval Policy

I.	Statement of Principles
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
          (a)(1) and (2) Financial Statements and Schedules
      Please See Item 8, “Financial Statements and Supplementary Data”
          (a)(3) Exhibits

Exhibit
Number		Description

3.1	—	Second Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of December 22, 2003 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
3.2	—	Third Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of December 22, 2003 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.1	—	First Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of October 17, 2002 (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
4.2	—	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of December 8, 2003 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.3	—	Amended and Restated Limited Liability Company Agreement of NRP (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
4.4	—	Form of Indenture of Natural Resource Partners L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.5	—	Form of Indenture of NRP (Operating) LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.6	—	Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 23, 2003).
4.7	—	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).
4.8	—	Form of Series A Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).
4.9	—	Form of Series B Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).
4.10	—	Form of Series C Note (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).
4.11	—	Investor Rights Agreement, dated as of December 22, 2003, among FRC-WPP NRP Investment L.P., Natural Resource Partners L.P., NRP (GP) LP and GP Natural Resource Partners LLC (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
10.1	—	Credit Agreement, dated as of October 29, 2004, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, the Banks and WBRD LLC and ACIN LLC, as Guarantors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 001-31465).

Exhibit
Number		Description

10.2	—	Contribution, Conveyance and Assumption Agreement by and among Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Ark Land Company, WPP LLC, GNP LLC, NNG LLC, ACIN LLC, Robertson Coal Management LLC, NRP (Operating) LLC, GP Natural Resource Partners LLC, NRP (GP) LP and Natural Resource Partners L.P., dated as of October 17, 2002 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.3	—	Natural Resource Partners Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-31465).
10.4	—	First Amendment to the Natural Resource Partners Long-Term Incentive Plan dated December 8, 2003 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-31465).
10.5	—	Second Amendment to the Natural Resource Partners Long-Term Incentive Plan (incorporated by reference to the Current Report on Form 8-K, filed on December 13, 2004).
10.6	—	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 001-31465).
10.7	—	Natural Resource Partners Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465)
10.8	—	Omnibus Agreement dated October 17, 2002, by and among Arch Coal, Inc., Ark Land Company, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.9	—	Royalty Pass-Through Agreement and Guaranty dated as of October 17, 2002 among Arch Coal, Inc., Ark Land Company and ACIN LLC (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.10	—	Form of Coal Mining Lease between Ark Land Company and ACIN LLC (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed September 9, 2002, File No. 333-86582)
10.11	—	Lease Amendment No. 1 to Coal Mining Lease dated November 20, 2002 between ACIN LLC and Ark Land Company (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.12	—	Purchase and Sale Agreement dated November 6, 2002, by and among El Paso CGP Company, Coastal Coal Company, LLC, Coastal Coal — West Virginia LLC, ANR Western Coal Development Company and CSTL LLC (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465)
10.13	—	First Amendment to Purchase and Sale Agreement dated December 4, 2002 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.14	—	Purchase and Sale Agreement, dated April 9, 2003, between Alpha Land and Reserves, LLC and CSTL LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 001-31465).
10.15	—	Purchase and Sale Agreement, dated June 30, 2003, by and among PinnOak Resources, LLC, Pinnacle Land Company, LLC, Oak Grove Land Company, LLC and WPP LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 14, 2003).
10.16	—	Purchase and Sale Agreement by and between BLC Properties LLC and WPP LLC, dated December 22, 2003 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2004, File No. 001-31465).

Exhibit
Number		Description

10.17	—	Form of Coal Mining Lease between Alpha Natural Resources, LLC and WPP LLC (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-31465).
10.18*	—	Summary of director and executive officer compensation.
21.1*	—	List of subsidiaries of Natural Resource Partners L.P.
23.1*	—	Consent of Ernst & Young LLP
23.2*	—	Consent of Ernst & Young LLP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
99.1*	—	Audited balance sheet of NRP (GP) LP

*	Filed herewith

**	Furnished herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

Natural Resource Partners L.P.
By: NRP (GP) LP, its general partner

By:	GP NATURAL RESOURCE PARTNERS LLC, its general partner
Date: February 28, 2005

By:	/s/ Corbin J. Robertson, Jr.,

Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive
Officer (Principal Executive Officer)
Date: February 28, 2005

By:	/s/ Dwight L. Dunlap

Dwight L. Dunlap
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: February 28, 2005

By:	/s/ Kenneth Hudson

Kenneth Hudson
Controller (Principal Accounting Officer)
Date: February 28, 2005

By:	/s/ Robert T. Blakely

Robert T. Blakely
Director
Date: February 28, 2005

By:	/s/ David M. Carmichael

David M. Carmichael
Director
Date: February 28, 2005

By:	/s/ Robert B. Karn III

Robert B. Karn III
Director
Date: February 28, 2005

By:	/s/ Alex T. Krueger

Alex T. Krueger
Director

Date: February 28, 2005

By:	/s/ S. Reed Morian

S. Reed Morian
Director
Date: February 28, 2005

By:	/s/ W.W. Scott, Jr.

W.W. Scott, Jr.
Director
Date: February 28, 2005

By:	/s/ Stephen P. Smith

Stephen P. Smith
Director

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Second Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of December 22, 2003 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
3.2	—	Third Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of December 22, 2003 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.1	—	First Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of October 17, 2002 (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
4.2	—	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of December 8, 2003 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.3	—	Amended and Restated Limited Liability Company Agreement of NRP (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
4.4	—	Form of Indenture of Natural Resource Partners L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.5	—	Form of Indenture of NRP (Operating) LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.6	—	Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 23, 2003).
4.7	—	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).
4.8	—	Form of Series A Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).
4.9	—	Form of Series B Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).
4.10	—	Form of Series C Note (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).
4.11	—	Investor Rights Agreement, dated as of December 22, 2003, among FRC-WPP NRP Investment L.P., Natural Resource Partners L.P., NRP (GP) LP and GP Natural Resource Partners LLC (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
10.1	—	Credit Agreement, dated as of October 29, 2004, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, the Banks and WBRD LLC and ACIN LLC, as Guarantors (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 001-31465).
10.2	—	Contribution, Conveyance and Assumption Agreement by and among Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Ark Land Company, WPP LLC, GNP LLC, NNG LLC, ACIN LLC, Robertson Coal Management LLC, NRP (Operating) LLC, GP Natural Resource Partners LLC, NRP (GP) LP and Natural Resource Partners L.P., dated as of October 17, 2002 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.3	—	Natural Resource Partners Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-31465).
10.4	—	First Amendment to the Natural Resource Partners Long-Term Incentive Plan dated December 8, 2003 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-31465).

Exhibit
Number		Description

10.5	—	Second Amendment to the Natural Resource Partners Long-Term Incentive Plan (incorporated by reference to the Current Report on Form 8-K, filed on December 13, 2004).
10.6	—	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2004, File No. 001-31465).
10.7	—	Natural Resource Partners Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465)
10.8	—	Omnibus Agreement dated October 17, 2002, by and among Arch Coal, Inc., Ark Land Company, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.9	—	Royalty Pass-Through Agreement and Guaranty dated as of October 17, 2002 among Arch Coal, Inc., Ark Land Company and ACIN LLC (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.10	—	Form of Coal Mining Lease between Ark Land Company and ACIN LLC (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 filed September 9, 2002, File No. 333-86582)
10.11	—	Lease Amendment No. 1 to Coal Mining Lease dated November 20, 2002 between ACIN LLC and Ark Land Company (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.12	—	Purchase and Sale Agreement dated November 6, 2002, by and among El Paso CGP Company, Coastal Coal Company, LLC, Coastal Coal — West Virginia LLC, ANR Western Coal Development Company and CSTL LLC (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465)
10.13	—	First Amendment to Purchase and Sale Agreement dated December 4, 2002 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.14	—	Purchase and Sale Agreement, dated April 9, 2003, between Alpha Land and Reserves, LLC and CSTL LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 001-31465).
10.15	—	Purchase and Sale Agreement, dated June 30, 2003, by and among PinnOak Resources, LLC, Pinnacle Land Company, LLC, Oak Grove Land Company, LLC and WPP LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 14, 2003).
10.16	—	Purchase and Sale Agreement by and between BLC Properties LLC and WPP LLC, dated December 22, 2003 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2004, File No. 001-31465).
10.17	—	Form of Coal Mining Lease between Alpha Natural Resources, LLC and WPP LLC (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-31465).
10.18*	—	Summary of director and executive officer compensation.
21.1*	—	List of subsidiaries of Natural Resource Partners L.P.
23.1*	—	Consent of Ernst & Young LLP
23.2*	—	Consent of Ernst & Young LLP
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

Exhibit
Number		Description

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
99.1*	—	Audited balance sheet of NRP (GP) LP

*	Filed herewith

**	Furnished herewith