Form 10-Q
period 2005-06-30
NATURAL RESOURCE PARTNERS LP
filed 2005-08-03
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
At August 3, 2005 there were outstanding 13,986,906 Common Units and 11,353,658 Subordinated Units.

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
     You should not put undue reliance on any forward-looking statements. Please read “Risks Related to Our Business” beginning on page 24 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,760	$42,103
Accounts receivable	18,446	15,058
Accounts receivable — affiliate	6	25
Other	285	786

Total current assets	69,497	57,972
Land	14,110	13,721
Coal and other mineral rights, net	530,961	523,844
Loan financing costs, net	1,737	1,837
Other assets, net	1,968	2,552

Total assets	$618,273	$599,926

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$479	$576
Accounts payable — affiliate	78	105
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses — current portion	1,685	1,559
Property, franchise and other taxes payable	2,690	3,460
Accrued interest	435	266

Total current liabilities	14,717	15,316
Deferred revenue	15,498	15,847
Accrued incentive plan expenses	4,369	3,271
Long-term debt	164,950	156,300
Partners’ capital:
Common units (outstanding: 13,986,906)	248,503	243,814
Subordinated units (outstanding: 11,353,658)	161,280	157,324
General partner’s interest	9,439	8,802
Holders of incentive distribution rights	345	105
Accumulated other comprehensive loss	(828)	(853)

Total partners’ capital	418,739	409,192

Total liabilities and partners’ capital	$618,273	$599,926

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Coal royalties	$37,957	$26,179	$70,487	$49,027
Property taxes	1,547	1,278	2,981	2,584
Minimums recognized as revenue	481	165	934	928
Override royalties	209	757	824	1,434
Other	1,503	1,118	2,718	1,886

Total revenues	41,697	29,497	77,944	55,859
Operating costs and expenses:
Depletion and amortization	8,625	7,214	16,504	14,283
General and administrative	3,162	2,422	6,474	5,133
Property, franchise and other taxes	1,954	1,712	3,784	3,369
Coal royalty and override payments	745	398	1,298	786

Total operating costs and expenses	14,486	11,746	28,060	23,571

Income from operations	27,211	17,751	49,884	32,288
Other income (expense)
Interest expense	(2,570)	(2,683)	(5,027)	(6,098)
Interest income	331	60	562	112

Net income	$24,972	$15,128	$45,419	$26,302

Net income attributable to:
General partner(1)	$1,155	$394	$1,985	$641

Other holders of incentive distribution rights(1)	$353	$49	$580	$61

Limited partners	$23,464	$14,685	$42,854	$25,600

Basic and diluted net income per limited partner unit:
Common	$0.92	$.58	$1.69	$1.05

Subordinated	$0.92	$.58	$1.69	$1.05

Weighted average number of units outstanding:
Common	13,987	13,987	13,987	12,902

Subordinated	11,354	11,354	11,354	11,354

(1)	Other holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$45,419	$26,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	16,504	14,283
Non-cash interest charge	125	585
Change in operating assets and liabilities:
Accounts receivable	(3,369)	(3,208)
Other assets	601	657
Accounts payable	(124)	(422)
Accrued interest	169	(414)
Deferred revenue	(2,331)	(1,792)
Accrued incentive plan expenses	1,224	485
Property, franchise and other taxes payable	(770)	15

Net cash provided by operating activities	57,448	36,491

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(21,544)	(77,332)

Net cash used in investing activities	(21,544)	(77,332)

Cash flows from financing activities:
Proceeds from loans	18,000	75,500
Repayment of loans	(9,350)	(111,850)
Distributions to partners	(35,897)	(27,951)
Contributions by general partner	—	2,147
Proceeds from sale of 5,250,000 common units, net of transaction costs	—	200,355
Redemption of 2,616,752 common units from Arch Coal, Inc., net of transaction costs	—	(100,121)

Net cash provided by (used in) financing activities	(27,247)	38,080

Net increase (decrease) in cash and cash equivalents	8,657	(2,761)
Cash and cash equivalents at beginning of period	42,103	24,320

Cash and cash equivalents at end of period	$50,760	$21,559

Supplemental cash flow information:
Cash paid during the period for interest	$4,712	$5,927

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for future periods.
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

3. Acquisition
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
4. Coal and Other Mineral Rights
The Partnership’s coal and other mineral rights consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$658,097	$634,960
Less accumulated depletion and amortization	(127,136)	(111,116)

Net book value	$530,961	$523,844

	Six months ended
	June 30,
	2005	2004
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal interests	$16,020	$13,793

5. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
	(Unaudited)
$175 million floating rate revolving credit facility, due October 2009	$18,000	$—
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	53,400	56,700
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	67,900	73,950
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000

Total debt	174,300	165,650
Less — current portion of long term debt	(9,350)	(9,350)

Long-term debt	$164,950	$156,300

     At June 30, 2005, the Partnership had an outstanding balance of $18 million on its revolving credit facility, and the weighted average interest rate on the outstanding balance was 4.37%. The Partnership incurs a commitment fee on the revolving credit facility at rates ranging from 0.30% to 0.40% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of June 30, 2005.

6. Net Income Per Unit Attributable to Limited Partners
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
7. Related Party Transactions
     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $0.2 million and $0.4 million for the three and six month periods ended June 30, 2005 and $0.3 million and $0.6 million for the same periods in 2004. These costs are reflected in general and administrative expenses in the accompanying statements of income. At June 30, 2005, the Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation.
     WPP provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $0.7 million and $1.3 million for the three and six month periods ended June 30, 2005 and $0.7 million and $1.4 million for the same periods in 2004. These costs are reflected in general and administrative expenses in the accompanying statements of income.
8. Commitments and Contingencies
Legal
     In July 2001, several counties in West Virginia with significant coal and timber production experienced severe flooding. In response to the floods, numerous plaintiffs living in and around the City of Mullens in Wyoming County have sued, among other defendants, Natural Resource Partners. In Charles Ashley et al. v. Western Pocahontas Corporation, Western Pocahontas Properties Limited Partnership and Natural Resource Partners L.P., the plaintiffs allege that coal mining and timbering in Wyoming and Raleigh Counties, West Virginia, exacerbated the flood runoff and the severity of the flooding that damaged the plaintiffs’ homes and businesses. This is only one of dozens of similar flood-related actions now pending in the West Virginia state courts that have been consolidated before a three-judge mass litigation panel.
     The Partnership has filed a motion to dismiss NRP in this case on the theory that NRP did not own any surface interests in Wyoming and Raleigh Counties and did not acquire coal interests in Wyoming and Raleigh Counties until after the date of the July 2001 flood. The motion to dismiss remains pending, but will likely not be ruled on soon because the mass litigation panel has thus far chosen not to address either that motion or the many similar dispositive motions filed by other defendants and now pending in flood cases before the mass litigation panel. The Ashley case is currently scheduled for trial as to liability in March 2006. Any judgment as to damages, if any, would be determined in a separate trial following the liability phase.
     Although it is too early in the litigation to express any meaningful opinion as to the outcome, the Partnership’s management believes it has a good defense to this action. In addition, pursuant to the Omnibus Agreement, the Partnership has made a demand on Western Pocahontas Properties Limited Partnership for indemnification with respect to any damages NRP might suffer up to $10 million.
     The Partnership is also involved, from time to time, in various other legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because Natural Resource Partners L.P. has no employees, WPP employees perform regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees and the duty to enforce regulations rests with the appropriate regulatory agencies. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended June 30, 2005. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees do, from time to time, conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, it is not responsible for the costs associated with these reclamation operations. All of the Partnership’s lessees are required to post bonds to cover reclamation costs. In the event these bonds are insufficient, some states, such as West Virginia have established funds to cover these shortfalls. The Partnership is also indemnified by WPP, GNP, NGCC and Arch Coal, Inc., jointly and severally, until October 16, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering in October 2002. The environmental indemnity is limited to a maximum of $10.0 million.
9. Major Lessees
     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2005		2004		2005		2004
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
	Dollars in thousands				Dollars in thousands
		(Unaudited)				(Unaudited)
Lessee A	$4,868	12%	$3,339	11%	$8,927	11%	$6,526	12%
Lessee B	4,046	10%	2,162	7%	8,859	11%	4,444	8%
Lessee C	5,241	13%	5,059	17%	10,027	13%	9,517	17%
Lessee D	4,881	12%	1,702	6%	8,207	11%	2,959	5%
10. Incentive Plans
     In February and April 2005, the directors of GP Natural Resource Partners LLC granted to directors and key employees a total of 59,046 additional phantom units that vest in February 2009. There were 224,129 phantom units outstanding at June 30, 2005. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $1.0 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively, and $2.0 million and $1.1 million for the six months ended in the same periods, respectively. In connection with the Long-Term Incentive Plans, cash payments of $0.8 million and $0.6 million were paid during the six months ended June 30, 2005 and 2004.
11. Distributions
     On May 13, 2005, the Partnership paid a cash distribution equal to $0.6875 per unit, or $2.75 on an annualized basis, to unitholders of record on May 2, 2005.

12. Subsequent Events
Acquisition
     On June 1, 2005, the Partnership signed a definitive agreement to purchase interests in approximately 144 million tons in the Illinois Basin for $105 million in three separate transactions. The Partnership will acquire approximately 60% of the reserves in fee and will receive an override on the remaining tons. On July 11, 2005, the Partnership closed the first of the three transactions for $35 million. The acquisition included approximately 47.5 million tons, of which approximately 75% are owned in fee. The Partnership will receive an override on the remaining tons.
Senior Notes
     On July 19, 2005, the Partnership completed a private placement of $50 million of senior unsecured notes and committed to issue an additional $50 million of senior notes on January 19, 2006. Proceeds from the first $50 million were used to repay borrowings under the Partnership’s existing revolving credit facility. The senior notes will begin amortizing in July 2008 and bear interest at 5.05% with an average life of approximately nine years.
Distributions
     On July 20, 2005, the Partnership announced a $0.025 per unit increase in its quarterly distributions to $0.7125 per unit, or $2.85 per unit on an annualized basis. The distribution is payable on August 12, 2005 to unitholders of record on August 1, 2005.

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
Executive Overview
     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2004, we controlled approximately 1.8 billion tons of proven and probable coal reserves in nine states. For the six months ended June 30, 2005, approximately 59% of the coal produced from our properties came from underground mines and approximately 41% came from surface mines. As of December 31, 2004, approximately 69% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which constitutes approximately 37% of our reserves.
     We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of June 30, 2005, our reserves were subject to 160 leases with 60 lessees. For the three months ended June 30, 2005, our lessees produced 14.1 million tons of coal generating $38.0 million in coal royalty revenues from our properties and our total revenue was $41.7 million. For the six months ended June 30, 2005, our lessees produced 26.9 million tons of coal generating $70.5 million in coal royalty revenues from our properties and our total revenue was $77.9 million.
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
     Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions. Beginning in the latter half of 2003, the combination of the weaker U.S. dollar, especially against the Euro and the Australian dollar, and the increase in ocean-going freight rates caused an increase in demand for export coal because the United States was better able to compete with Australia for the European market. Our lessees located in Appalachia have experienced a greater demand for coal, and coal prices for both metallurgical and steam coal for those producers increased during 2004. Because of these generally higher prices, our revenues in Appalachia have increased to an average of $2.83 per ton for the six months ended June 30, 2005 from an average of $2.19 per ton for the same period of 2004. Coal royalty revenues from our Appalachian properties represented 91% of our total coal royalty revenues for the six months ended June 30, 2005. In spite of the higher prices, most of our lessees have not appreciably increased production due to a number of constraints, including a shortage of labor, permitting issues and rail transportation problems.
     For the six months ended June 30, 2005, approximately 33% of our coal royalty revenues were from metallurgical coal, which was sold to steel companies in the Eastern United States, South America, Europe and Asia. Prices of metallurgical coal have been substantially higher over the last two years. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and seaborne export markets.
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
     In January 2005, a lawsuit was filed in Eastern District of Kentucky on similar grounds challenging the legality of Nationwide Permit 21. In March 2005, the plaintiffs filed a motion for summary judgment requesting the court to (1) issue a declaratory judgment that Nationwide Permit 21 violates Section 404 of the Clean Water Act and (2) issue an injunction prohibiting the Corps from issuing further authorizations pursuant to Nationwide Permit 21 in Kentucky. The motion also requested the court to suspend those authorizations for valley fills on which the placement of mining spoil in streams had not commenced as of the date of filing of the motion. On June 9, 2005, the judge transferred the case from the Lexington Division to the Pikeville Division. The new judge has yet to schedule arguments on the motion. Should the district court follow the reasoning of Ohio Valley Environmental Coalition v. Bulen and similarly enjoin the Corps of Engineers from authorizing further general permits under Nationwide Permit 21, permittees may have to file for individual permits for fills that will result in increases in the costs of mining coal. We will continue to monitor this litigation and its impact on the development of our coal reserves.
     In addition to coal royalty revenues, other revenues accounted for approximately 3% of our total revenues for each of the six month periods ended June 30, 2005 and 2004. Other revenues consist of: rentals; royalties on oil and gas and coalbed methane leases; timber; overriding royalty arrangements; and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.
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
     Distributable cash flow represents cash flow from operations less actual principal payments and cash reserves set aside for scheduled principal payments on our senior notes. Although distributable cash flow is a “non-GAAP financial measure,” we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Distributable cash flow may not be calculated the same for NRP as for other companies. A reconciliation of distributable cash flow to net cash provided by operating activities is set forth below.
Reconciliation of GAAP “Net cash provided by operating activities”
to Non-GAAP “Distributable cash flow”

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
Cash flow from operations	$31,378	$17,570	$57,448	$36,491
Less scheduled principal payments	(9,350)	(9,350)	(9,350)	(9,350)
Less reserves for future principal payments	(2,350)	(2,350)	(4,700)	(4,700)
Add reserves used for scheduled principal payments	9,400	9,400	9,400	9,400

Distributable cash flow	$29,078	$15,270	$52,798	$31,841

Acquisitions
     2005 Acquisitions
     Plum Creek. On March 3, 2005, we completed an acquisition of coal reserves from Plum Creek Timber Company, Inc. The purchase price was $21.25 million and was funded through a combination of our revolving credit facility and $3.25 million in cash. This property consists of approximately 85 million tons of coal reserves located on approximately 175,000 acres in Virginia, West Virginia and Kentucky with most of the reserves leased under 29 leases. We also assumed approximately $2.0 million in recoupable royalties that are included in deferred revenue.
     Steelhead. On June 1, 2005, we signed a definitive agreement to purchase interests in approximately 144 million tons in the Illinois Basin for $105 million in three separate transactions. We will acquire approximately 60% of the reserves in fee and will receive an override on the remaining tons. On July 11, 2005, we closed the first of the three transactions for $35 million. The acquisition included approximately 47.5 million tons, of which approximately 75% are owned in fee. We will receive an override on the remaining tons.
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
New Accounting Standards
     Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation,” revised in 2004, superseded APB No. 25. Awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R, effective for the first quarter of 2006, requires us to recognize a cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value recorded. Additionally, FAS 123R provides that grants after the effective date must be accounted for using the fair value method which will require us to estimate the fair value of the grant using an accepted method and charge the estimated fair value to expense over the service or vesting period of the grant. FAS 123R requires that the fair value be recalculated at each reporting date over the service or vesting period of the grant. Use of the fair value method as compared with the intrinsic method, will not change the total expense to be reflected for a grant but it may impact the period in which expense is reflected by increasing expense in one period based upon the fair value calculation and lowering expense in a different period. We are in the process of evaluating the impact of the adoption of FAS 123R.

Results of Operations
Natural Resource Partners L.P.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$37,957	$26,179	$70,487	$49,027
Property taxes	1,547	1,278	2,981	2,584
Minimums recognized as revenue	481	165	934	928
Override royalties	209	757	824	1,434
Other	1,503	1,118	2,718	1,886

Total revenues	41,697	29,497	77,944	55,859
Expenses:
Depletion and amortization	8,625	7,214	16,504	14,283
General and administrative	3,162	2,422	6,474	5,133
Property, franchise and other taxes	1,954	1,712	3,784	3,369
Coal royalty and override payments	745	398	1,298	786

Total expenses	14,486	11,746	28,060	23,571

Income from operations	27,211	17,751	49,884	32,288
Other income (expense):
Interest expense	(2,570)	(2,683)	(5,027)	(6,098)
Interest income	331	60	562	112

Net income	$24,972	$15,128	$45,419	$26,302

Other Data:
Coal royalties
Appalachia	$34,345	$24,390	$63,997	$45,672
Illinois Basin	1,093	783	2,400	1,498
Northern Powder River Basin	2,519	1,006	4,090	1,857

Total	$37,957	$26,179	$70,487	$49,027

Production (tons)
Appalachia	11,740	10,537	22,611	20,868
Illinois Basin	707	692	1,574	1,298
Northern Powder River Basin	1,665	806	2,697	1,492

Total	14,112	12,035	26,882	23,658

Average gross royalty per ton
Appalachia	$2.93	$2.31	$2.83	$2.19
Illinois Basin	1.55	1.13	1.52	1.15
Northern Powder River Basin	1.51	1.25	1.52	1.24

Total	$2.69	$2.18	$2.62	$2.07

     Three months ended June 30, 2005 compared with three months ended June 30, 2004
     Revenues. For the three months ended June 30, 2005, coal royalty revenues were $38.0 million on 14.1 million tons of coal produced, compared to $26.2 million in coal royalty revenues on 12.0 million tons of coal produced for the second quarter of 2004, representing a 45% increase in coal royalty revenues and a 17% increase in production. Coal royalty revenues comprise 91% of our total revenue, with property taxes, minimums recognized as revenue, override royalties and other totaling $3.7 million, or 9% of total revenue.

     The following is a breakdown of our major coal producing regions:
     Appalachia. As a result of significantly higher prices, coal royalty revenues in Appalachia for the quarter ended June 30, 2005 were $34.3 million compared to $24.4 million for the same period in 2004, an increase of $9.9 million or 40%. For the quarter ended June 30, 2005, production in Appalachia was 11.7 million tons compared to 10.5 million tons for the same period in 2004, an increase of 1.2 million tons or 11%.
     The following properties generated significantly higher production and/or coal royalty revenues during the quarter ended June 30, 2005.
•	Pinnacle – production increased from 325,000 tons to 788,000 tons while coal royalty revenues increased from $992,000 to $3.3 million. The increased tonnage was due to the mine operating on our property for the entire quarter versus only a portion of the quarter in the previous year.

•	Sincell – production increased from 157,000 tons to 661,000 tons and coal royalty revenues increased from $281,000 to $1.1 million. The increased production was due to a longwall unit moving onto our property.

•	Eunice – production increased from 378,000 tons to 781,000 tons and coal royalty revenues increased from $756,000 to $1.9 million. The increased tonnage was due to higher production by the longwall unit which produced from our property for a greater portion of the three months ended June 30, 2005.

•	BLC Properties – production increased from 906,000 tons to 1.1 million tons and coal royalty revenues increased from $2.3 million to $3.5 million. These increases in tonnage were due to a combination of some lessees increasing production and some having a greater proportion of production on our property, which offset reductions by a lessee who experienced geologic problems.

•	KY Land – production increased from 538,000 tons to 758,000 tons and coal royalty revenues increased from $1.4 million to $2.5 million. The increased tonnage was due to a combination of lessees increasing production and some having a greater proportion of production on our property.

•	Dorothy – production increased from 349,000 tons to 510,000 tons and coal royalty revenues increased from $735,000 to $1.5 million. The increased tonnage was due to additional producing units being on our property.

•	Eastern Kentucky Property – production increased from 16,000 tons to 224,000 tons and coal royalty revenues increased from $42,000 to $742,000. The increased production was due to a greater proportion of production from the mine being on our owned property.

•	Lynch – production increased from 1.1 million tons to 1.4 million tons and coal royalty revenues increased from $2.1 million to $3.0 million. The increased tonnage was due to new mines being opened on the property.

•	Kingston – production increased from 274,000 tons to 440,000 tons and coal royalty revenues increased from $506,000 to $1.3 million. The increased tonnage was due to additional producing units being on our property and a new surface mine starting on the property.

•	Plum Creek — production increased from zero to 174,000 tons and coal royalty revenue increased from zero to $541,000, due to the March 2005 acquisition of the property.
     These increases were partially offset by lower production on our West Fork and Evans-Lavier properties. Production on our West Fork property decreased from 786,000 tons to zero and royalty revenues decreased from $2.4 million to zero as longwall mining was completed on our property. Production on our Evans-Lavier property decreased from 929,000 tons to 393,000 tons and coal royalty revenues decreased from $1.3 million to $713,000 due to a smaller proportion of production coming from our property.
     Illinois Basin. As a result of higher prices, coal royalty revenues in the Illinois Basin for the quarter ended June 30, 2005 were $1.1 million compared to $0.8 million for the same period in 2004, an increase of $0.3 million or 39%. For the quarter ended June 30,

2005, production in the Illinois Basin was 707,000 tons compared to 692,000 tons for the same period in 2004, an increase of 15,000 tons or 2%.
     Northern Powder River Basin. Production from our Western Energy property increased from 806,000 tons to 1.7 million tons and coal royalty revenues increased from $1.0 million to $2.5 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern and a higher sales price being realized by our lessee.
     Expenses. For the quarter ended June 30, 2005, total expenses were $14.5 million, compared to $11.7 million for the second quarter of 2004, representing an increase of $2.8 million, or 24%. Included in total expenses are:
•	Depletion and amortization of $8.6 million for the second quarter of 2005, compared to $7.2 million for the second quarter of 2004, an increase of $1.4 million, or 19% primarily due to the increase in production volumes;

•	General and administrative expenses of $3.2 million for the second quarter of 2005, compared to $2.4 million for the second quarter of 2004, an increase of $0.8 million, or 33%. Most of the increase in general and administrative expenses is attributable to compensation expenses for additional staff required to manage the properties we acquired as well as accruals under our long-term incentive compensation plans due to the increase in our unit price; and

•	Property, franchise and other taxes of $2.0 million for the second quarter of 2005, compared to $1.7 million for the second quarter of 2004, an increase of $0.3 million, or 18%, due to an increase in franchise taxes for 2005, as well as, taxes on additional properties acquired since last year.
     Interest Expense. For the quarter ended June 30, 2005, interest expense was $2.6 million compared to $2.7 million for 2004, a decrease of $0.1 million. This decrease is attributed to lower outstanding balances on our credit facility and senior notes during the second quarter of 2005.
Six months ended June 30, 2005 compared with six months ended June 30, 2004
     Revenues. For the six months ended June 30, 2005, coal royalty revenues were $70.5 million on 26.9 million tons of coal produced, compared to $49.0 million in coal royalty revenues on 23.7 million tons of coal produced for the first half of 2004, representing a 44% increase in coal royalty revenues and a 14% increase in production. Coal royalty revenues comprise 90% of our total revenue, with property taxes, minimums recognized as revenue, override royalties and other totaling $7.5 million, or 10% of total revenue.
     The following is a breakdown of our major coal producing regions:
     Appalachia. As a result of significantly higher prices, coal royalty revenues in Appalachia for the six months ended June 30, 2005 were $64.0 million compared to $45.7 million for the same period in 2004, an increase of $18.3 million or 40%. For the six months ended June 30, 2005, production in Appalachia was 22.6 million tons compared to 20.9 million tons for the same period in 2004, an increase of 1.7 million tons or 8%.
     The following properties generated significantly higher production and/or coal royalty revenues during the six months ended June 30, 2005.
•	Pinnacle – production increased from 325,000 tons to 1.4 million tons while coal royalty revenues increased from $988,000 to $5.3 million. The increased tonnage was due to the mine resuming production after being idle during a portion of the six months ended June 30, 2004.

•	Sincell – production increased from 219,000 tons to 1.5 million tons and coal royalty revenues increased from $376,000 to $2.7 million. The increased production was due to a longwall unit moving onto our property.

•	Eunice – production increased from 1.0 million tons to 1.7 million tons and coal royalty revenues increased from $2.0 million to $4.3 million. The increased tonnage was due to higher production by the longwall unit on our property.

•	Lynch – production increased from 2.0 million tons to 2.6 million tons and coal royalty revenues increased from $3.7 to $5.6 million. The increased production was due to new mines being opened on the property.

•	BLC Properties – production increased from 1.7 million tons to 1.9 million tons and coal royalty revenues increased from $4.1 million to $6.5 million. These increases in tonnage were due to a combination of some lessees increasing production and some having a greater proportion of production on our property, which offset reductions by a lessee who experienced geologic problems.

•	KY Land – production increased from 1.1 million tons to 1.3 million tons and coal royalty revenues increased from $2.9 million to $4.3 million. The increased tonnage was due to a combination of lessees increasing production and some having a greater proportion of production on our property.

•	Dorothy – production increased from 715,000 tons to 1.0 million tons and coal royalty revenues increased from $1.5 million to $3.0 million. The increased tonnage was due to additional producing units being on our property.

•	Eastern Kentucky Property – production increased from 37,000 tons to 353,000 tons and coal royalty revenues increased from $98,000 to $1.1 million. The increased production was due to a greater proportion of production from the mine being on our property.

•	Kingston – production increased from 622,000 tons to 804,000 tons and coal royalty revenues increased from $1.1 million to $2.2 million. The increased tonnage was due to an additional producing unit being on our property and a new surface mine starting on the property.

•	Plum Creek – production from our Plum Creek properties increased from zero to 253,000 tons and coal royalty revenue increased from zero to $723,000, due to the March 2005 acquisition of the property.
     These increases were partially offset by lower production on our West Fork, Evans-Lavier and VICC/Alpha properties. Production on our West Fork property decreased from 1.6 million tons to zero and coal royalty revenues decreased from $4.2 million to zero as longwall mining was completed on our property. On our Evans-Lavier property, production decreased from 1.7 million tons to 869,000 tons and coal royalty revenues decreased from $2.4 million to $1.5 million as a lower proportion of the production was on our property. On our VICC/Alpha property, production decreased from 3.8 million tons to 3.3 million tons but coal royalty revenues increased from $7.7 million to $8.4 million. The decrease in production was due to a combination of a lower proportion of the production being on our property and mines exhausting their reserves and geologic problems. The increased sales price realized by our lessees offset this lower production resulting in higher coal royalty revenue.
     Illinois Basin. As a result of higher prices and increased production, coal royalty revenues in the Illinois Basin for the six months ended June 30, 2005 were $2.4 million compared to $1.5 million for the same period in 2004, an increase of $0.9 million or 60%. For the six months ended June 30, 2005, production in the Illinois Basin was 1.6 million tons compared to 1.3 million tons for the same period in 2004, an increase of 276,000 tons or 21%.
     On our Cummings/Hocking Wolford property, production increased from 597,000 tons to 812,000 tons and coal royalty revenues increased from $641,000 to $1.1 million. The increased production was due to a greater proportion of production being on our property and an increase in the royalty rate under the lease terms. Our Sato property production increased from 398,000 tons to 544,000 tons and coal royalty revenues increased from $540,000 to $909,000. The increased production was due to higher production from the active mine on our property. These increases in production were partially offset by lower production on our Trico property where production decreased from 303,000 tons to 218,000 tons but coal royalty revenues increased from $318,000 to $362,000 due to higher sales prices being received by our lessee. The decrease in production was due to exhaustion of a portion of the reserves at the mine.
     Northern Powder River Basin. Production from our Western Energy property increased from 1.5 million tons to 2.7 million tons and coal royalty revenues increased from $1.9 million to $4.1 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern and higher sales prices being received by our lessee.
     Expenses. For the six months ended June 30, 2005, total expenses were $28.1 million, compared to $23.6 million for the first half of 2004, representing an increase of $4.5 million, or 19%. Included in total expenses are:

•	Depletion and amortization of $16.5 million for the first half of 2005, compared to $14.3 million for the same period of 2004, an increase of $2.2 million, or 15% due to the increase in production volumes;

•	General and administrative expenses of $6.5 million for the first half of 2005, compared to $5.1 million for the first six months of 2004, an increase of $1.4 million, or 27%. Most of the increase in general and administrative expenses is attributable to compensation expenses for additional staff required to manage the properties we acquired as well as accruals under our long-term incentive compensation plans due to the increase in our unit price; and

•	Property, franchise and other taxes of $3.8 million for the six months ended June 30, 2005, compared to $3.4 million for the first six months of 2004, an increase of $0.4 million, or 12%, due to an increase in franchise taxes for 2005.
     Interest Expense. For the six months ended June 30, 2005, interest expense was $5.0 million compared to $6.1 million for 2004, a decrease of $1.1 million. This decrease is attributed to lower outstanding balances on our credit facility and senior notes during the first half of 2005.
Related Party Transactions
Partnership Agreement
     Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $0.8 million and $1.7 million for the three and six month periods ended June 30, 2005 and $1.0 million and $2.0 million for the three and six month periods ended June 30, 2004, respectively.
Alpha Natural Resources
     First Reserve, which has the right to nominate two members to the board of directors of GP Natural Resource Partners LLC, has a significant interest in Alpha Natural Resources, which is one of our largest lessees. We have entered into a number of coal mining leases with Alpha through a combination of new leases entered into upon our purchase of the Alpha property and through leases we had with entities that Alpha acquired. The leases we have with Alpha or related companies consist of the following properties:
•	VICC/Alpha in Virginia, which contains 362.5 million tons of proven and probable reserves as of December 31, 2004.

•	Kingwood in West Virginia, which contains 17.8 million tons of proven and probable reserves as of December 31, 2004.

•	Welch/Wyoming in West Virginia, which contains 7.5 million tons of proven and probable reserves as of December 31, 2004.

•	KY Land in Kentucky, which contains 20.3 million tons of proven and probable reserves as of December 31, 2004.

•	Plum Creek property in Kentucky, which contains 11.6 million tons of proven and probable reserves as of December 31, 2004.
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
     Coal royalty revenues payable under these leases for the six months ended June 30, 2005 totaled $10.0 million, representing 14.3% of our total coal royalty revenues. If no production had taken place in 2005, minimum recoupable royalties of $2.6 million would have been payable under the leases. At June 30, 2005 we had accounts receivable outstanding of $1.8 million with Alpha Natural Resources.
     We believe the production and minimum royalty rates contained in the Alpha leases are consistent with current market royalty rates.

Foundation Coal Holdings, Inc.
     First Reserve also has a significant interest in Foundation Coal Holdings, Inc. who controls our lessee on the Kingston property in West Virginia, which contains approximately 7.7 million tons of proven and probable reserves as of December 31, 2004.
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
     Coal royalty revenues payable under the Kingston lease for the six months ended June 30, 2005 totaled $2.2 million, representing 3.1% of our coal royalty revenues. If no production had taken place in 2005, minimum recoupable royalties of $0.3 million would have been payable under the lease. At June 30, 2005 we had accounts receivable outstanding of $0.4 million with Foundation Coal Holdings, Inc.
Liquidity and Capital Resources
Cash Flows and Capital Expenditures
     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility, the issuance of our senior notes and the issuance of additional common units. We believe that cash generated from our operations, combined with the availability under our credit facility and the proceeds from the issuance of debt and equity, will be sufficient to fund working capital, capital expenditures and future acquisitions. Our ability to satisfy debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Risks Related to Our Business.” Our capital expenditures, other than for acquisitions, have historically been minimal.
     Net cash provided by operations for the six months ended June 30, 2005 and 2004 was $57.4 million and $36.5 million, respectively. Substantially all of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the six months ended June 30, 2005 was $21.5 million compared to $77.3 million for 2004. The 2005 results include the acquisition of coal reserves from Plum Creek Timber Company, Inc. Net cash used in investing activities for 2004 include the acquisitions of coal reserves from BLC and Apollo.
     Net cash used by financing activities for the six months ended June 30, 2005 was $27.2 million compared to net cash provided by financing activities of $38.1 million for the same period a year ago. In the six months ended June 30, 2005, we borrowed $18.0 million under our credit facility to fund the Plum Creek acquisition, paid $9.4 million in principal payments on our senior notes and we made distributions to our partners totaling $35.9 million. During the six months ended June 30, 2004, results include $200.4 million in net proceeds from our equity offering in March 2004, a $2.1 million capital contribution from our general partner to maintain its 2% general partner interest, as well as $75.5 million in proceeds from borrowings on our credit facility. We used $102.5 million of the net proceeds from the equity offering to pay the outstanding balance on our credit facility and $100.1 million to redeem 2.6 million common units owned by Arch Coal. We also paid distributions to our partners totaling $28 million.

Contractual Obligations and Commercial Commitments
     At June 30, 2005, our debt consisted of:
•	$18 million outstanding under our $175 million revolving credit facility that matures in October 2009;

•	$53.4 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$68 million of 4.91% senior notes due 2018, with a 7.5-year average life; and

•	$35 million of 5.55% senior notes due 2013.
     On July 19, 2005, we issued an additional $50 million of 5.05% senior notes due 2020, with an approximate 9-year average life. The proceeds from the issuance of the senior notes were used to repay borrowings under the revolving credit facility so that as of August 3, 2005, $175 million was available for borrowing under the credit facility.
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
     The note purchase agreement contains covenants requiring our operating subsidiary to:
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

     The following table reflects our long-term non-cancelable contractual obligations as of June 30, 2005 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (including current maturities)	$238.29	$4.11	$17.33	$16.85	$16.38	$33.90	$149.72

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
     On June 28, 2005, we filed a shelf registration statement at the request of FRC-WPP NRP Investment L.P., which owns 4,796,920 subordinated units. The registration statement registered the 4,796,920 subordinated units and the common units into which they convert. FRC-WPP NRP Investment L.P. may sell these units from time to time under the registration statement, and we will not receive any proceeds from the sale of the units.
     Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the first six months of 2005 or 2004.
     Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties for the period ended June 30, 2005. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations. We are also indemnified by Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and Arch Coal, Inc., jointly and severally, until October 17, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to us prior to the closing of the initial public offering. The environmental indemnity is limited to a maximum of $10.0 million.
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
Commodity Price Risk
     We are dependent upon the effective marketing and efficient mining of our coal reserves by our lessees. Our lessees sell coal under various long-term and short-term contracts as well as on the spot market. A large portion of these sales are under long-term contracts. The coal industry in Appalachia is experiencing an increase in both domestic and foreign demand, as well as a shortage of supply. As a result, the current price of coal in Appalachia is substantially higher. If this price level is not sustained or our lessees’ costs increase, some of our coal could become uneconomic to mine, which would adversely affect our coal royalty revenues. In addition, the current prices may make coal from other regions more economical and may make other competing fuels relatively less costly than Appalachian coal.
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At June 30, 2005, we had outstanding $18.0 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $180,000, assuming the same principal amount remained outstanding over the next twelve months.

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

Part II. Other Information
Item 1. Legal Proceedings
     In July 2001, several counties in West Virginia with significant coal and timber production experienced severe flooding. In response to the floods, numerous plaintiffs living in and around the City of Mullens in Wyoming County have sued, among other defendants, Natural Resource Partners. In Charles Ashley et al. v. Western Pocahontas Corporation, Western Pocahontas Properties Limited Partnership and Natural Resource Partners L.P., the plaintiffs allege that coal mining and timbering in Wyoming and Raleigh Counties, West Virginia, exacerbated the flood runoff and the severity of the flooding that damaged the plaintiffs’ homes and businesses. This is only one of dozens of similar flood-related actions now pending in the West Virginia state courts that have been consolidated before a three-judge mass litigation panel.
     We have filed a motion to dismiss NRP in this case on the theory that we do not own any surface interests in Wyoming and Raleigh Counties and did not acquire our coal interests in Wyoming and Raleigh Counties until after the date of the July 2001 flood. The motion to dismiss remains pending, but will likely not be ruled on soon because the mass litigation panel has thus far chosen not to address either that motion or the many similar dispositive motions filed by other defendants and now pending in flood cases before the mass litigation panel. The Ashley case is currently scheduled for trial as to liability in March 2006. Any judgment as to damages, if any, would be determined in a separate trial following the liability phase.
     Although it is too early in the litigation to express any meaningful opinion as to the outcome, we believe we have a good defense to this action. In addition, pursuant to the Omnibus Agreement, we have made a demand on Western Pocahontas Properties Limited Partnership for indemnification with respect to any damages we might suffer up to $10 million.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

4.1	—	Amendment No. 1 to Investor Rights Agreement, dated June 24, 2005, by and among FRC-WPP NRP Investment L.P., Natural Resource Partners L.P., NRP (GP) LP and GP Natural Resource Partners LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 28, 2005).

4.2	—	First Supplement to Note Purchase Agreements, dated as of July 19, 2005 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 20, 2005).

4.3	—	First Amendment, dated as of July 19, 2005, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 20, 2005).

10.1	—	Purchase and Sale Agreement by and between Steelhead Development Company, LLC and ACIN LLC, dated as of May 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2005).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
By: NRP (GP) LP, its general partner
By:	GP NATURAL RESOURCE PARTNERS LLC, its general partner
Date: August 3, 2005

By:
/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
Date: August 3, 2005

By:
/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)
Date: August 3, 2005

By:
/s/ Kenneth Hudson

Kenneth Hudson
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

4.1	—	Amendment No. 1 to Investor Rights Agreement, dated June 24, 2005, by and among FRC-WPP NRP Investment L.P., Natural Resource Partners L.P., NRP (GP) LP and GP Natural Resource Partners LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 28, 2005).

4.2	—	First Supplement to Note Purchase Agreements, dated as of July 19, 2005 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 20, 2005).

4.3	—	First Amendment, dated as of July 19, 2005, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 20, 2005).

10.1	—	Purchase and Sale Agreement by and between Steelhead Development Company, LLC and ACIN LLC, dated as of May 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2005).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.