Form 10-Q
period 2005-09-30
NATURAL RESOURCE PARTNERS LP
filed 2005-11-03
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 3, 2005 there were outstanding 13,986,906 Common Units and 11,353,658 Subordinated Units.

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

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,457	$42,103
Accounts receivable	18,099	15,058
Accounts receivable — affiliate	6	25
Other	36	786

Total current assets	67,598	57,972
Land	14,110	13,721
Plant and equipment, net	6,011	—
Coal and other mineral rights, net	569,534	523,844
Loan financing costs, net	2,217	1,837
Other assets, net	1,726	2,552

Total assets	$661,196	$599,926

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable	$681	$576
Accounts payable — affiliate	78	105
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses — current portion	1,941	1,559
Property, franchise and other taxes payable	3,078	3,460
Accrued interest	2,820	266

Total current liabilities	17,948	15,316
Deferred revenue	13,795	15,847
Accrued incentive plan expenses	5,502	3,271
Long-term debt	202,950	156,300
Partners’ capital:
Common units (outstanding: 13,986,906)	249,536	243,814
Subordinated units (outstanding: 11,353,658)	162,191	157,324
General partner’s interest	9,653	8,802
Holders of incentive distribution rights	436	105
Accumulated other comprehensive loss	(815)	(853)

Total partners’ capital	421,001	409,192

Total liabilities and partners’ capital	$661,196	$599,926

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues:
Coal royalties	$34,267	$30,315	$104,754	$79,342
Property taxes	1,552	1,377	4,533	3,961
Minimums recognized as revenue	431	352	1,365	1,280
Override royalties	487	956	1,311	2,390
Other	1,998	1,221	4,716	3,107

Total revenues	38,735	34,221	116,679	90,080
Operating costs and expenses:
Depletion and amortization	8,221	7,800	24,725	22,083
General and administrative	3,527	2,523	10,001	7,656
Property, franchise and other taxes	1,954	1,464	5,738	4,833
Coal royalty and override payments	1,071	450	2,369	1,236

Total operating costs and expenses	14,773	12,237	42,833	35,808

Income from operations	23,962	21,984	73,846	54,272
Other income (expense)
Interest expense	(2,889)	(2,694)	(7,916)	(8,792)
Interest income	392	78	954	190

Net income	$21,465	$19,368	$66,884	$45,670

Net income attributable to: (1)
General partner	$1,103	$605	$3,088	$1,246

Other holders of incentive distribution rights	$363	$117	$943	$178

Limited partners	$19,999	$18,646	$62,853	$44,246

Basic and diluted net income per limited partner unit:
Common	$0.79	$.74	$2.48	$1.79

Subordinated	$0.79	$.74	$2.48	$1.79

Weighted average number of units outstanding:
Common	13,987	13,987	13,987	13,266

Subordinated	11,354	11,354	11,354	11,354

(1)	Net income is allocated among the limited partners, the general partner and holders of the incentive distribution rights (IDRs) based upon their pro rata share of distributions. The IDRs are allocated 65% to the general partner and the remaining 35% to affiliates of the general partner. The IDRs allocated to the general partner are included in the net income attributable to the general partner.
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$66,884	$45,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	24,725	22,083
Non-cash interest charge	222	876
Change in operating assets and liabilities:
Accounts receivable	(3,022)	(3,482)
Other assets	285	1,083
Accounts payable	78	(300)
Accrued interest	2,554	1,766
Deferred revenue	(2,016)	(1,910)
Accrued incentive plan expenses	2,613	1,345
Property, franchise and other taxes payable	(382)	151

Net cash provided by operating activities	91,941	67,282

Cash flows from investing activities:
Acquisition of land, plant and equipment, coal and other mineral rights	(76,124)	(77,733)

Net cash used in investing activities	(76,124)	(77,733)

Cash flows from financing activities:
Proceeds from loans	106,000	75,500
Repayment of loans	(59,350)	(111,850)
Distributions to partners	(55,113)	(43,614)
Contributions by general partner	—	2,147
Proceeds from sale of 5,250,000 common units, net of transaction costs	—	200,355
Redemption of 2,616,752 common units net of transaction costs	—	(100,121)

Net cash provided by (used in) financing activities	(8,463)	22,417

Net increase in cash and cash equivalents	7,354	11,966
Cash and cash equivalents at beginning of period	42,103	24,320

Cash and cash equivalents at end of period	$49,457	$36,286

Supplemental cash flow information:
Cash paid during the period for interest	$5,139	$6,151

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for future periods.
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
New Accounting Standards
     Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation,” revised in 2004, superseded APB No. 25. Awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R, effective for the first quarter of 2006, requires us to recognize a cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value recorded. Additionally, FAS 123R provides that grants after the effective date must be accounted for using the fair value method which will require us to estimate the fair value of the grant using the Black-Scholes or another method and charge the estimated fair value to expense over the service or vesting period of the grant. FAS 123R requires that the fair value be recalculated at each reporting date over the service or vesting period of the grant. Use of the fair value method as compared with the intrinsic method will not change the total expense to be reflected for a grant but it may impact the period in which expense is reflected by increasing expense in one period based upon the fair value calculation and lowering expense in a different period. The Partnership is in the process of evaluating the impact of the adoption of FAS 123R.

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
Steelhead
     On July 11, 2005, the Partnership completed the first of three separate transactions to acquire coal reserves in the Illinois Basin. The first transaction for $35 million was funded with $32 million in debt and $3 million in cash. Reserves associated with this transaction are approximately 47.5 million tons, approximately 75% of which are owned in fee. The Partnership will receive an override on the remaining tons.
Dolphin
     On September 22, 2005, the Partnership acquired a coal preparation plant and rail load-out facility in Greenbrier County, West Virginia for $6 million, which was funded through the Partnership’s revolving credit facility. The facilities will primarily process coal produced from the Partnership’s Plum Creek properties.
Area F/Lexington
     In two separate transactions on September 26, 2005, the Partnership acquired approximately 25 million tons of owned coal reserves and an overriding royalty on approximately 14 million tons of leased coal reserves in Randolph, Upshur and Barbour Counties in north central West Virginia for $13.5 million. The acquisition was funded with cash.
4. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$704,632	$634,960
Less accumulated depletion and amortization	(135,098)	(111,116)

Net book value	$569,534	$523,844

	Nine months ended
	September 30,
	2005	2004
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal interests	$22,998	$21,345

5. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
	(Unaudited)
$175 million floating rate revolving credit facility, due October 2009	$6,000	$—
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	53,400	56,700
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	67,900	73,950
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	50,000	—

Total debt	212,300	165,650
Less — current portion of long term debt	(9,350)	(9,350)

Long-term debt	$202,950	$156,300

     At September 30, 2005, the Partnership had an outstanding balance of $6.0 million on its revolving credit facility, and the weighted average interest rate on the outstanding balance was 6.39%. The Partnership incurs a commitment fee on the revolving credit facility at rates ranging from 0.30% to 0.40% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of September 30, 2005.
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
7. Related Party Transactions
     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2005 and $0.3 million and $0.9 million for the same periods in 2004. These costs are reflected in general and administrative expenses in the accompanying statements of income. At September 30, 2005, the Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation.
     Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $0.7 million and $2.0 million for the three and nine month periods ended September 30, 2005 and 2004, respectively. These costs are reflected in general and administrative expenses in the accompanying statements of income.
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
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because Natural Resource Partners L.P. has no employees, Western Pocahontas Properties employees perform regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees and the duty to enforce regulations rests with the appropriate regulatory agencies. Management believes that the Partnership’s lessees will be able to comply with existing regulations and does not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on its financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties for the period ended September 30, 2005. The Partnership is not associated with any environmental contamination that may require remediation costs. However, lessees regularly conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the operations on its property, it is not responsible for the costs associated with these operations. All of the Partnership’s lessees are required to post bonds to cover reclamation costs. In the event these bonds are insufficient, some states, such as West Virginia have established funds to cover these shortfalls. The Partnership is also indemnified by its original sponsors, jointly and severally, until October 17, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to the Partnership prior to the closing of the initial public offering in October 2002. The environmental indemnity is limited to a maximum of $10.0 million. The Partnership has made a claim against Western Pocahontas Properties Limited Partnership under this indemnity with respect to any damages that the Partnership might incur in connection with the flood litigation described above under “-Legal”.

9. Major Lessees
     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2005		2004		2005		2004
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
	Dollars in thousands				Dollars in thousands
		(Unaudited)				(Unaudited)
Lessee A	$4,740	12%	$3,443	10%	$13,667	12%	$9,968	11%
Lessee B	5,090	13%	4,799	14%	15,117	13%	14,316	16%
Lessee C	4,395	12%	3,194	9%	12,602	11%	6,152	7%
10. Incentive Plans
     In February and April 2005, the directors of GP Natural Resource Partners LLC granted to directors and key employees a total of 59,046 additional phantom units that vest in February 2009. There were 224,129 phantom units outstanding at September 30, 2005. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $1.1 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively, and $3.2 million and $1.8 million for the nine months ended in the same periods, respectively. In connection with the Long-Term Incentive Plans, cash payments of $0.8 million and $0.6 million were paid during the nine months ended September 30, 2005 and 2004.
11. Distributions
     On August 12, 2005, the Partnership paid a cash distribution equal to $0.7125 per unit, or $2.85 on an annualized basis, to unitholders of record on August 1, 2005.
12. Subsequent Events
Distributions and Conversion of Subordinated Units
     On October 20, 2005, the Partnership announced a $0.025 per unit increase in its quarterly distributions to $0.7375 per unit, or $2.95 per unit on an annualized basis. The distribution is payable on November 14, 2005 to unitholders of record on November 1, 2005.
     In conjunction with the payment of the third quarter distribution, the Partnership also announced that effective at the close of business on November 14, 2005, as expected, there will be a mandatory and automatic conversion of 25% of the subordinated units traded under the ticker symbol NSP into common units traded under the ticker symbol NRP. Provided all terms of the conversion set forth in the partnership agreement have been met, an additional 25% of the NSP units will convert into NRP units in mid-November 2006 and the remaining 50% will convert in mid-November 2007.

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
Executive Overview
     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2004, we controlled approximately 1.8 billion tons of proven and probable coal reserves in nine states. For the nine months ended September 30, 2005, approximately 60% of the coal produced from our properties came from underground mines and approximately 40% came from surface mines. As of December 31, 2004, approximately 69% of our reserves were low sulfur coal. Included in our low sulfur reserves is compliance coal, which constitutes approximately 37% of our reserves.
     We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of September 30, 2005, our reserves were subject to 165 leases with 62 lessees. For the three months ended September 30, 2005, our lessees produced 12.7 million tons of coal generating $34.3 million in coal royalty revenues from our properties and our total revenue was $38.7 million. For the nine months ended September 30, 2005, our lessees produced 39.6 million tons of coal generating $104.8 million in coal royalty revenues from our properties and our total revenue was $116.7 million.
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
     Coal royalty revenues from our Appalachian properties represented 91% of our total coal royalty revenues for the nine months ended September 30, 2005, and thus a significant portion of our total revenue is dependent upon Appalachian coal prices. Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions. Our lessees located in Appalachia have recently experienced a greater demand for coal, and coal prices for both metallurgical and steam coal for those producers increased during 2004 and continuing through 2005. Towards the end of the second quarter of 2004, our Appalachian lessees began to enter into new coal sales contracts at the higher prices. As their older contracts have continued to rollover during the last 15 months, we have received substantially higher royalties from our leases, and our revenue per ton in that region has increased to an average of $2.87 per ton for the nine months ended September 30, 2005 from an average of $2.28 per ton for the same period of 2004. However, because prices have generally stabilized over the last 6 months and our lessees will have fewer contracts that will rollover into substantially higher prices, we expect that our coal royalty revenue per ton will not continue to increase at such a dramatic pace over the next year. In addition, in spite of the higher prices, most of our lessees have not appreciably increased production due to a number of constraints, including a shortage of labor, permitting issues and rail transportation problems. As a result, we believe that a larger percentage of our future revenue growth will come from acquisitions of new reserves.
     For the nine months ended September 30, 2005, approximately 32% of our coal royalty revenues and 28% of the related production were from metallurgical coal, which was sold to steel companies in the Eastern United States, South America, Europe and Asia. Prices of metallurgical coal have been substantially higher over the last two years. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and seaborne export markets.

     On July 8, 2004, the United States District Court for the Southern District of West Virginia issued an opinion and an injunctive order in the case of Ohio Valley Environmental Coalition, et al. v. William Bulen. Judge Joseph Goodwin granted summary judgment for the plaintiffs and enjoined further permitting by the Army Corps of Engineers in Southern West Virginia under the Nationwide Permit 21 program. His order only impacts counties in Southern West Virginia and requires applicants in those counties to seek individual permits, which require a more intensive environmental review and public comment. Judge Goodwin also ordered the Corps of Engineers to tell the companies that had received 11 permits issued by the Corps’ office in Huntington, West Virginia since January 2002 to halt any work under those permits where construction of the fills had not started at the time of the July 8 order. The case is on appeal to the Fourth Circuit Court of Appeals, which entertained oral argument in September 2005. A decision is expected in late 2005 or early 2006. Pending the resolution of this appeal, this decision will dramatically slow down the permitting process for our lessees in Southern West Virginia, and the increased cost of obtaining permits could render some of our smaller blocks of reserves uneconomic to develop.
     In January 2005, a lawsuit was filed in Eastern District of Kentucky on similar grounds challenging the legality of Nationwide Permit 21. In March 2005, the plaintiffs filed a motion for summary judgment requesting the court to (1) issue a declaratory judgment that Nationwide Permit 21 violates Section 404 of the Clean Water Act and (2) issue an injunction prohibiting the Corps from issuing further authorizations pursuant to Nationwide Permit 21 in Kentucky. The motion also requested the court to suspend those authorizations for valley fills on which the placement of mining spoil in streams had not commenced as of the date of filing of the motion. On June 9, 2005, the judge transferred the case from the Lexington Division to the Pikeville Division. The new judge has yet to schedule arguments on the motion. Should the district court follow the reasoning of Ohio Valley Environmental Coalition v. Bulen and similarly enjoin the Corps of Engineers from authorizing further general permits under Nationwide Permit 21, permittees may have to file for individual permits for fills that will result in increases in the costs of mining coal. The court will entertain argument on cross motions for summary judgment in early November. The court will entertain argument on cross motions for summary judgment in early November. We will continue to monitor this litigation and its impact on the development of our coal reserves.
     In addition to coal royalty revenues, other revenues accounted for approximately 4% and 3% of our total revenues for each of the nine month periods ended September 30, 2005 and 2004, respectively. Other revenues consist of: rentals; royalties on oil and gas and coalbed methane leases; timber; and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
Cash flow from operations	$34,493	$30,791	$91,941	$67,282
Less scheduled principal payments	—	—	(9,350)	(9,350)
Less reserves for future principal payments	(2,350)	(2,350)	(7,050)	(7,050)
Add reserves used for scheduled principal payments	—	—	9,400	9,400

Distributable cash flow	$32,143	$28,441	$84,941	$60,282

Acquisitions
     2005 Acquisitions
Plum Creek. On March 3, 2005, we completed an acquisition of coal reserves from Plum Creek Timber Company, Inc. for $21.25 million. This property consists of approximately 85 million tons of coal reserves located on approximately 175,000 acres in Virginia, West Virginia and Kentucky with most of the reserves leased under 29 leases.
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
     Dolphin. On September 22, 2005, we acquired a coal preparation plant and rail load-out facility in Greenbrier County, West Virginia for $6 million. The facilities will primarily process coal produced from our Plum Creek properties.
     Area F/Lexington. In two separate transactions on September 26, 2005, we acquired approximately 25 million tons of owned coal reserves and an overriding royalty on approximately 14 million tons of leased coal reserves in Randolph, Upshur and Barbour Counties in north central West Virginia for $13.5 million.
     2004 Acquisitions
     Clinchfield. In September 2004, we purchased a tract of coal reserves from Clinchfield Coal Company in Dickenson County, Virginia for $0.4 million. This property adjoins other property we own and represents approximately 0.8 million tons. We subsequently combined this property with other properties under an existing lease.
     Pardee Minerals. In May 2004, we purchased a tract of coal reserves from Pardee Minerals LLC in Wise County, Virginia for $1.6 million. This property adjoins other property we own and represents approximately 1.0 million tons. As a part of this transaction, we took an assignment of a coal lease.
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

Results of Operations
Natural Resource Partners L.P.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per ton data)
		(Unaudited)
Revenues:
Coal royalties	$34,267	$30,315	$104,754	$79,342
Property taxes	1,552	1,377	4,533	3,961
Minimums recognized as revenue	431	352	1,365	1,280
Override royalties	487	956	1,311	2,390
Other	1,998	1,221	4,716	3,107

Total revenues	38,735	34,221	116,679	90,080
Expenses:
Depletion and amortization	8,221	7,800	24,725	22,083
General and administrative	3,527	2,523	10,001	7,656
Property, franchise and other taxes	1,954	1,464	5,738	4,833
Coal royalty and override payments	1,071	450	2,369	1,236

Total expenses	14,773	12,237	42,833	35,808

Income from operations	23,962	21,984	73,846	54,272
Other income (expense):
Interest expense	(2,889)	(2,694)	(7,916)	(8,792)
Interest income	392	78	954	190

Net income	$21,465	$19,368	$66,884	$45,670

Other Data:
Coal royalties
Appalachia
Northern	$2,198	$2,491	$6,767	$5,039
Central	21,950	21,358	70,022	57,320
Southern	7,098	4,089	18,455	11,251

Total Appalachia	31,246	27,938	95,244	73,610
Illinois Basin	956	1,114	3,356	2,612
Northern Powder River Basin	2,065	1,263	6,154	3,120

Total	$34,267	$30,315	$104,754	$79,342

Production (tons)
Appalachia
Northern	1,161	1,340	3,577	2,927
Central	7,792	8,746	24,989	25,272
Southern	1,667	1,274	4,665	4,029

Total Appalachia	10,620	11,360	33,231	32,228
Illinois Basin	624	942	2,198	2,240
Northern Powder River Basin	1,447	757	4,144	2,249

Total	12,691	13,059	39,573	36,717

Average gross royalty per ton
Appalachia
Northern	$1.89	$1.86	$1.89	$1.72
Central	2.82	2.44	2.80	2.27
Southern	4.26	3.21	3.96	2.79

Total Appalachia	2.94	2.46	2.87	2.28
Illinois Basin	1.53	1.18	1.53	1.17
Northern Powder River Basin	1.43	1.67	1.49	1.39

Total	$2.70	$2.32	$2.65	$2.16

   Three months ended September 30, 2005 compared with three months ended September 30, 2004
     Revenues. For the three months ended September 30, 2005, coal royalty revenues were $34.3 million on 12.7 million tons of coal produced, compared to $30.3 million in coal royalty revenues on 13.0 million tons of coal produced for the third quarter of 2004, representing a 13% increase in coal royalty revenues and a 3% decrease in production. Coal royalty revenues comprised approximately 88% of our total revenue for each of the three month periods ended September 30, 2005 and 2004, while property taxes, minimums recognized as revenue, override royalties and other, comprised the remaining 12% of our total revenue for those periods.
     The following is a breakdown of our major coal producing regions:
     Appalachia. As a result of higher prices, coal royalty revenues in Appalachia for the quarter ended September 30, 2005 were $31.2 million compared to $27.9 million for the same period in 2004, an increase of $3.3 million or 12%. For the quarter ended September 30, 2005, production in Appalachia was 10.6 million tons compared to 11.4 million tons for the same period in 2004, a decrease of 0.8 million tons or 7%. The Appalachian results by region are set forth below.
     Northern Appalachia. Primarily as a result of an 8% production decline in Northern Appalachia from 1.3 million tons for the quarter ended September 30, 2004 to 1.2 million tons for the quarter ended September 30, 2005, our coal royalty revenues declined 12% from $2.5 million to $2.2 million over those same periods. The only property that significantly contributed to this decline was our Sincell property, where production decreased from 708,000 tons to 615,000 tons and coal royalty revenues decreased from $1.5 million to $937,000 due to lower shipments and decreased sales in the spot market during the third quarter of 2005.
     Central Appalachia. Although production from our Central Appalachia properties declined 10.3% from 8.7 million tons for the quarter ended September 30, 2004 to 7.8 million tons for the quarter ended September 30, 2005, our coal royalty revenues from these properties increased 3% from $21.4 million to $22.0 million over those same periods. The results in Central Appalachia are a combination of increases and decreases over a number of properties, the most significant of which are described below.
•	Pardee — production increased from 357,000 tons to 455,000 tons and coal royalty revenues increased from $1.3 million to $1.7 million. The increased production was due to a greater proportion of production from the mine being on our property.

•	Eastern Kentucky Property — production increased from 10,000 tons to 140,000 tons and coal royalty revenues increased from $28,000 to $515,000. The increased production was due to a greater proportion of production from the mine being on our owned property.

•	Kingston — production increased from 240,000 tons to 442,000 tons and coal royalty revenues increased from $462,000 to $1.1 million. The increased tonnage was due to additional producing units being on our property and a new surface mine starting on the property.

•	Plum Creek — production increased from zero to 165,000 tons and coal royalty revenue increased from zero to $462,000, due to the March 2005 acquisition of the property.

•	Boone-Lincoln — production increased from 9,000 tons to 184,000 tons and coal royalty revenues increased from $19,000 to $490,000. The increased tonnage was due to a greater proportion of production from the mine being on our owned property.

•	West Fork — production decreased from 565,000 tons to zero and royalty revenues decreased from $1.7 million to zero as longwall mining was completed on our property.

•	Eunice — production decreased from 669,000 tons to 456,000 tons and coal royalty revenues decreased from $1.6 million to $1.0 million due to a smaller proportion of production from a longwall mine coming from our property.

     Southern Appalachia. Our coal royalty revenues in Southern Appalachia increased 73% from $4.1 million for the quarter ended September 30, 2004 to $7.1 million for the quarter ended September 30, 2005, as production increased 31% from 1.3 million tons to 1.7 million tons over those same periods. The following properties contributed to these increases.
•	BLC Properties — production increased from 956,000 tons to 1.0 million tons and coal royalty revenues increased from $2.9 million to $3.4 million. These increases in tonnage were due to some lessees having a greater proportion of their production on our property.

•	Twin Pines/Drummond — production increased from 93,000 tons to 233,000 tons and coal royalty revenues increased from $592,000 to $2.1 million. The increased tonnage was due to increased production at a mine and a new mine being started.

•	Oak Grove — production increased from 226,000 tons to 420,000 tons and coal royalty revenues increased from $621,000 to $1.6 million. The increased tonnage was due to increased production from the mine.
     Illinois Basin. Coal royalty revenues in the Illinois Basin for the quarter ended September 30, 2005 were $1.0 million compared to $1.1 million for the same period in 2004, a decrease of $0.1 million or 10%. For the quarter ended September 30, 2005, production in the Illinois Basin was 624,000 tons compared to 942,000 tons for the same period in 2004, a decrease of 318,000 tons or 34%. The significant decrease came from our Cummings/Hocking Wolford property where production decreased from 558,000 tons to 295,000 tons and coal royalty revenue decreased from $569,000 to $388,000. The decreased tonnage was due to a higher proportion of production from the mine being on adjacent property which was partially offset by an increased royalty rate at the mine.
     Northern Powder River Basin. Production from our Western Energy property increased 643,000 tons or 85% from 757,000 tons to 1.4 million tons and coal royalty revenues increased $0.8 million or 62% from $1.3 million to $2.1 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern.
     Expenses. For the quarter ended September 30, 2005, total expenses were $14.7 million, compared to $12.2 million for the third quarter of 2004, representing an increase of $2.5 million, or 20%. Included in total expenses are:
•	Depletion and amortization of $8.2 million for the third quarter of 2005, compared to $7.8 million for the third quarter of 2004, an increase of $0.4 million, or 5% primarily due to the areas being depleted and their differing depletion rates between periods;

•	General and administrative expenses of $3.5 million for the third quarter of 2005, compared to $2.5 million for the third quarter of 2004, an increase of $1.0 million, or 40%. The increase in general and administrative expenses is attributable to additional expenses required to manage a larger portfolio of properties as well as an increase in incentive compensation accrual; and

•	Property, franchise and other taxes of $2.0 million for the third quarter of 2005, compared to $1.5 million for the third quarter of 2004, an increase of $0.5 million, or 33%, due to an increase in franchise taxes for 2005, as well as, taxes on additional properties acquired since last year.
     Interest Expense. For the quarter ended September 30, 2005, interest expense was $2.9 million compared to $2.7 million for 2004, an increase of $0.2 million. This increase is attributed to additional borrowings on our senior notes during the third quarter of 2005, offset by lower outstanding balances on our credit facility.
Nine months ended September 30, 2005 compared with nine months ended September 30, 2004
     Revenues. For the nine months ended September 30, 2005, coal royalty revenues were $104.8 million on 39.6 million tons of coal produced, compared to $79.3 million in coal royalty revenues on 36.7 million tons of coal produced for the first nine months of 2004, representing a 32% increase in coal royalty revenues and an 8% increase in production. Coal royalty revenues comprised approximately 90% of our total revenue for the nine months ended September 30, 2005 and 88% of our total revenue for the same period in 2004, while property taxes, minimums recognized as revenue, override royalties and other, comprised the remaining 10% and 12% of our total revenue for those periods.

     The following is a breakdown of our major coal producing regions:
     Appalachia. As a result of significantly higher prices, coal royalty revenues in Appalachia for the nine months ended September 30, 2005 were $95.2 million compared to $73.6 million for the same period in 2004, an increase of $21.6 million or 29%. For the nine months ended September 30, 2005, production in Appalachia was 33.2 million tons compared to 32.2 million tons for the same period in 2004, an increase of 1.0 million tons or 3%. The Appalachian results by region are set forth below.
     Northern Appalachia. As a result of a 24% production increase in Northern Appalachia from 2.9 million tons for the nine months ended September 30, 2004 to 3.6 million tons for the nine months ended September 30, 2005, our coal royalty revenues increased 36% from $5.0 million to $6.8 million over those same periods. The only property that significantly contributed to this increase was our Sincell property, where production increased from 927,000 tons to 2.1 million tons and coal royalty revenues increased from $1.8 million to $3.6 million. The increased production was due to a longwall unit producing from our property for the entire nine months ended September 30, 2005 versus only a portion of the nine months ended September 30, 2004.
     Central Appalachia. Although production from our Central Appalachia properties declined 1% from 25.3 million tons for the nine months ended September 30, 2004 to 25.0 million tons for the nine months ended September 30, 2005, our coal royalty revenues from these properties increased 22% from $57.3 million to $70.0 million over those same periods. The results in Central Appalachia are a combination of increases and decreases over a number of properties, the most significant of which are described below.
•	Pinnacle — production increased from 1.0 million tons to 2.2 million tons while coal royalty revenues increased from $3.5 million to $8.1 million. The increased tonnage was due to the mine resuming production after being idle during a portion of the nine months ended September 30, 2004.

•	Eunice — production increased from 1.7 million tons to 2.2 million tons and coal royalty revenues increased from $3.6 million to $5.4 million. The increased tonnage was due to higher production by the longwall unit on our property.

•	Lynch — production increased from 3.3 million tons to 3.8 million tons and coal royalty revenues increased from $6.3 to $8.5 million. The increased production was due to new mines being opened on the property.

•	Kingston — production increased from 861,000 tons to 1.2 million tons and coal royalty revenues increased from $1.6 million to $3.4 million. The increased tonnage was due to an additional producing unit being on our property and a new surface mine starting on the property.

•	West Fork — production on our West Fork property decreased from 2.1 million tons to zero and coal royalty revenues decreased from $5.9 million to zero as longwall mining was completed on our property.

•	Evans-Lavier — production decreased from 2.5 million tons to 911,000 tons and coal royalty revenues decreased from $3.5 million to $2.1 million as a lower proportion of the production was on our property.

•	Wehrle-Casto — production decreased from 158,000 tons to 12,000 tons and coal royalty revenues decreased from $1.2 million to $22,000. The decrease in production was due to a mine nearing completion of mining on our property.
     Southern Appalachia. Our coal royalty revenues in Southern Appalachia increased 64% from $11.3 million for the nine months ended September 30, 2004 to $18.5 million for the nine months ended September 30, 2005, as production increased 15% from 4.0 million tons to 4.7 million tons over those same periods. The following properties contributed to these increases.
•	BLC Properties — production increased from 2.6 million tons to 2.9 million tons and coal royalty revenues increased from $7.0 million to $9.9 million. These increases in tonnage were due to a combination of some lessees increasing production and some having a greater proportion of production on our property, which offset reductions by a lessee who experienced geologic problems.

•	Twin Pines/Drummond — production increased from 279,000 tons to 475,000 tons and coal royalty revenues increased from $1.7 million to $4.1 million. The increased tonnage was due to increased production at a mine and a new mine being started.
•	Oak Grove — production increased from 1.1 million tons to 1.2 million tons and coal royalty revenues increased from $2.6 million to $4.5 million. The increased tonnage was due to increased production from the mine.
     Illinois Basin. As a result of higher prices and an increased royalty rate at one mine, coal royalty revenues in the Illinois Basin for the nine months ended September 30, 2005 were $3.4 million compared to $2.6 million for the same period in 2004, an increase of $0.7 million or 27%. For the nine months ended September 30, 2005 and 2004, production in the Illinois Basin was 2.2 million tons in both periods.
     Northern Powder River Basin. Production from our Western Energy property increased 1.9 million tons or 86% from 2.2 million tons to 4.1 million tons and coal royalty revenues increased 100% from $3.1 million to $6.2 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern and higher sales prices being received by our lessee.
     Expenses. For the nine months ended September 30, 2005, total expenses were $42.8 million, compared to $35.8 million for the first nine months of 2004, representing an increase of $7.0 million, or 20%. Included in total expenses are:
•	Depletion and amortization of $24.7 million for the first nine months of 2005, compared to $22.1 million for the same period of 2004, an increase of $2.6 million, or 12% due to the increase in production volumes;

•	General and administrative expenses of $10.0 million for the first nine months of 2005, compared to $7.7 million for the first nine months of 2004, an increase of $2.3 million, or 30%. The increase in general and administrative expenses is attributable to additional expenses required to manage a larger portfolio of properties as well as an increase in incentive compensation accrual;

•	Property, franchise and other taxes of $5.7 million for the nine months ended September 30, 2005, compared to $4.8 million for the first nine months of 2004, an increase of $0.9 million, or 19%, due to an increase in franchise taxes for 2005; and

•	Coal royalty and override payments were up $1.1 million or 92% due to increased mining on properties containing overrides.
     Interest Expense. For the nine months ended September 30, 2005, interest expense was $7.9 million compared to $8.8 million for 2004, a decrease of $0.9 million. This decrease is attributed to lower outstanding balances on our credit facility and senior notes during 2005.
Related Party Transactions
Partnership Agreement
     Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $0.9 million and $2.6 million for the three and nine month periods ended September 30, 2005 and $0.9 million and $2.9 million for the three and nine month periods ended September 30, 2004, respectively.
First Reserve Corporation
     Prior to August 2005, First Reserve controlled a partnership that held 4,796,920 subordinated units. In connection with this investment, First Reserve had a contractual right to appoint two members to our board of directors. Following the public sale of 4,200,000 of these subordinated units in August, First Reserve relinquished this contractual right. However, the two First Reserve appointees, Alex Krueger and Steve Smith, have remained on our board. Mr. Smith is an independent director and serves on our audit committee. Mr. Krueger is a managing director at First Reserve, which has a number of investments in the coal business, including in two of our lessees, Alpha Natural Resources and Foundation Coal Holdings. Because Mr. Krueger also serves on the boards of directors of Alpha and Foundation, we have summarized below our relationships with each of these companies.
     Alpha Natural Resources. We have entered into a number of coal mining leases with Alpha through a combination of new leases entered into upon our purchase of the Alpha property and through leases we had with entities that Alpha acquired. The leases we have with Alpha or related companies consist of the following properties:
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
     Coal royalty revenues payable under these leases for the nine months ended September 30, 2005 totaled $15.1 million, representing 14% of our total coal royalty revenues. If no production had taken place in 2005, minimum recoupable royalties of $3.6 million would have been payable under the leases. At September 30, 2005 we had accounts receivable outstanding of $1.9 million with Alpha Natural Resources.
     We believe the production and minimum royalty rates contained in the Alpha leases are consistent with current market royalty rates.
     Foundation Coal Holdings, Inc. First Reserve has a significant interest in Foundation Coal Holdings, Inc. who controls our lessee on the Kingston property in West Virginia, which contained approximately 7.7 million tons of proven and probable reserves as of December 31, 2004.
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
     Coal royalty revenues payable under the Kingston lease for the nine months ended September 30, 2005 totaled $3.3 million, representing 3% of our coal royalty revenues. If no production had taken place in 2005, minimum recoupable royalties of $0.3 million would have been payable under the lease. At September 30, 2005, we had accounts receivable outstanding of $0.5 million with Foundation Coal Holdings, Inc.
Liquidity and Capital Resources
Cash Flows and Capital Expenditures
     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility, the issuance of our senior notes and the issuance of additional common units and cash. We believe that cash generated from our operations, combined with the availability under our credit facility and the proceeds from the issuance of debt and equity, will be sufficient to fund working capital, capital expenditures and future acquisitions. Our ability to satisfy debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Risks Related to Our Business.” Our capital expenditures, other than for acquisitions, have historically been minimal.
     Net cash provided by operations for the nine months ended September 30, 2005 and 2004 was $91.9 million and $67.3 million, respectively. Substantially all of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the nine months ended September 30, 2005 was $76.1 million compared to $77.7 million for 2004. The 2005 results include the acquisition of coal reserves from Plum Creek Timber Company, Inc. for $21.25 million, the acquisition of coal reserves from Steelhead for $35.0 million, the acquisition of a coal preparation plant and loadout facility from Dolphin for $6.0 million and the acquisition of the Area F/Lexington coal reserves for $13.5 million. Net cash used in investing activities for 2004 include the acquisitions of coal reserves from BLC, Apollo, Pardee Minerals and Clinchfield.
     Net cash used in financing activities for the nine months ended September 30, 2005 was $8.5 million compared to net cash provided by financing activities of $22.4 million for the same period a year ago. In the nine months ended September 30, 2005, we borrowed $56.0 million on our revolving credit facility to fund acquisitions, we then repaid $50.0 million of that balance with the issuance of $50.0 million in new 5.05% senior notes. In addition to the repayment of the revolving credit facility, we paid $9.4 million in principal payments on our senior notes and we made distributions to our partner’s of $55.1 million. During the nine months ended September 30, 2004, results include $200.4 million in net proceeds from our equity offering in March 2004, a $2.1 million capital contribution from our general partner to maintain its 2% general partner interest, as well as $75.5 million in proceeds from borrowings on our credit facility. We used $102.5 million of the net proceeds from the equity offering to pay the outstanding balance on our credit facility and $100.1 million to redeem 2.6 million common units owned by Arch Coal. We also paid $9.4 million in principal payments on our senior notes along with distributions to our partners totaling $43.6 million.
Contractual Obligations and Commercial Commitments
     At September 30, 2005, our debt consisted of:
•	$6 million outstanding under our $175 million revolving credit facility that matures in October 2009;

•	$53.4 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$68 million of 4.91% senior notes due 2018, with a 7.5-year average life;

•	$35 million of 5.55% senior notes due 2013, with a 9-year average life; and

•	$50 million of 5.05% senior notes due 2020, with a 9-year average life.
     The $50 million of 5.05% senior notes due 2020 were issued on July 19, 2005. The proceeds from the issuance of these senior notes were used to repay borrowings under the revolving credit facility.
     Credit Facility. On October 29, 2004, NRP (Operating) LLC entered into a 5-year, $175 million revolving credit facility with Citigroup Global Markets, Inc. and Wachovia Capital Markets, LLC as joint lead arrangers. The facility permits NRP Operating to increase the size of the facility up to $300 million without obtaining lender consents.
     Our obligations under the credit facility are unsecured but are guaranteed by our operating subsidiaries. We may prepay all loans at any time without penalty. Indebtedness under the revolving credit facility bears interest, at our option, at either:
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
     The note purchase agreement contains covenants requiring our operating subsidiary to:
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
     The following table reflects our long-term non-cancelable contractual obligations as of September 30, 2005 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (including current maturities)	$369.01	$5.38	$22.20	$21.92	$28.94	$34.07	$256.50

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
     On June 28, 2005, we filed a shelf registration statement at the request of FRC-WPP NRP Investment L.P., which owns 4,796,920 subordinated units. The registration statement registered the 4,796,920 subordinated units and the common units into which they convert. In August 2005, FRC-WPP NRP Investment L.P. sold 4,200,000 subordinated units in a public offering. We did not receive any proceeds from the sale of the units. FRC-WPP NRP Investment L.P. may sell the remaining units from time to time under the registration statement, and we will not receive any proceeds from the sale of the units.
Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the first nine months of 2005 or 2004.

Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties for the period ended September 30, 2005. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our property, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations. We are also indemnified by our original sponsors, jointly and severally, until October 17, 2005 against environmental and tax liabilities attributable to the ownership and operation of the assets contributed to us prior to the closing of the initial public offering. The environmental indemnity is limited to a maximum of $10.0 million. We have made a claim against Western Pocahontas Properties under this indemnity with respect to any damages that we might incur in connection with the flood litigation described in Part II, Item 1. Legal Proceedings.”
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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At September 30, 2005, we had outstanding $6.0 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $60,000, assuming the same principal amount remained outstanding over the next twelve months.

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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

4.1	—	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of August 2, 2005 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 3, 2005).

4.2	—	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of August 2, 2005 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 20, 2005).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
By: NRP (GP) LP, its general partner
By: GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 3, 2005

	By:	/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2005

	By:	/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: November 3, 2005

	By:	/s/ Kenneth Hudson

Kenneth Hudson
Controller
(Principal Accounting Officer)

Index to Exhibits

4.1	—	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of August 2, 2005 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 3, 2005).

4.2	—	Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of August 2, 2005 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 20, 2005).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.