Form 10-Q
period 2006-03-31
NATURAL RESOURCE PARTNERS LP
filed 2006-05-03
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☑ Accelerated Filer	☐ Non-accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 3, 2006 there were outstanding 16,825,307 Common Units and 8,515,228 Subordinated Units.

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
     You should not put undue reliance on any forward-looking statements. Please read “Item 1A Risk Factors” in this Form 10-Q and our Form 10-K for the year ended December 31, 2005 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,368	$47,691
Accounts receivable	21,956	21,946
Accounts receivable — affiliate	—	6
Other	565	833

Total current assets	89,889	70,476
Land	12,731	14,123
Plant and equipment, net	5,842	5,924
Coal and other mineral rights, net	617,487	590,459
Loan financing costs, net	2,344	2,431
Other assets, net	1,420	1,583

Total assets	$729,713	$684,996

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$715	$677
Accounts payable — affiliate	87	88
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses — current portion	4,262	1,105
Property, franchise and other taxes payable	4,541	4,138
Accrued interest	3,440	1,534

Total current liabilities	22,395	16,892
Deferred revenue	14,219	14,851
Accrued incentive plan expenses	2,609	5,395
Long-term debt	256,950	221,950
Partners’ capital:
Common units (outstanding: 16,825,307)	297,062	292,990
Subordinated units (outstanding: 8,515,228)	125,328	123,114
General partners’ interest	10,944	10,024
Holders of incentive distribution rights	995	582
Accumulated other comprehensive loss	(789)	(802)

Total partners’ capital	433,540	425,908

Total liabilities and partners’ capital	$729,713	$684,996

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Revenues:
Coal royalties	$39,110	$32,530
Oil and gas royalties	1,719	460
Property taxes	1,749	1,434
Minimums recognized as revenue	371	453
Override royalties	303	615
Other	3,276	755

Total revenues	46,528	36,247
Operating costs and expenses:
Depreciation, depletion and amortization	7,853	7,879
General and administrative	4,115	3,312
Property, franchise and other taxes	2,245	1,830
Coal royalty and override payments	691	553

Total operating costs and expenses	14,904	13,574

Income from operations	31,624	22,673
Other income (expense)
Interest expense	(3,618)	(2,457)
Interest income	518	231

Net income	$28,524	$20,447

Net income attributable to:
General partner(1)	$2,095	$830

Other holders of incentive distribution rights(1)	$821	$227

Limited partners	$25,608	$19,390

Basic and diluted net income per limited partner unit:
Common	$1.01	$.77

Subordinated	$1.01	$.77

Weighted average number of units outstanding:
Common	16,825	13,987

Subordinated	8,515	11,354

(1)	Other holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$28,524	$20,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,853	7,879
Non-cash interest charge	100	71
Gain from sale of assets	(2,176)	—
Change in operating assets and liabilities:
Accounts receivable	(4)	(2,390)
Other assets	268	250
Accounts payable	37	(285)
Accrued interest	1,906	2,247
Deferred revenue	(632)	(2,155)
Accrued incentive plan expenses	371	5
Property, franchise and other taxes payable	403	1

Net cash provided by operating activities	36,650	26,070

Cash flows from investing activities:
Acquisition of land, plant and equipment, coal and other mineral rights	(35,000)	(21,544)
Proceeds from sale of assets	3,932	—

Net cash used in investing activities	(31,068)	(21,544)

Cash flows from financing activities:
Proceeds from loans	50,000	18,000
Repayment of loans	(15,000)	—
Distributions to partners	(20,905)	(17,526)

Net cash provided by financing activities	14,095	474

Net increase in cash and cash equivalents	19,677	5,000
Cash and cash equivalents at beginning of period	47,691	42,103

Cash and cash equivalents at end of period	$67,368	$47,103

Supplemental cash flow information:
Cash paid during the period for interest	$1,600	$137

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for future periods.
     You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2005 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.
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
Share-Based Payment
     Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” revised in 2004, superseded APB No. 25. Prior to 2006, awards under the Partnership’s Long Term Incentive Plan were accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R, effective for the first quarter of 2006, provides that grants under the plan be accounted for using the fair value method which requires the Partnership to estimate the fair value of the grant and charge the estimated fair value to expense over the service or vesting period of the grant. In addition, FAS 123R requires that estimated forfeitures be included in the periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant. Use of the fair value method as compared with the intrinsic method will not change the total expense reflected for a grant, but it may impact the period in which the expense is reflected. Additionally, FAS 123R requires the Partnership to recognize the cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value previously recorded. Included in general and administrative expenses for the first quarter was a one time charge of $661,000 which represents the cumulative effect of adopting FAS 123R as of January 1, 2006. This adjustment had the impact of reducing net income per unit for the quarter by $0.02. Application of FAS 123R to prior periods did not materially impact amounts previously presented.

3. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
Plant and equipment at cost	$6,019	$6,019
Accumulated depreciation	177	95

Net book value	$5,842	$5,924

	Three months ended
	March 31,
	2006	2005
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$82	$—

4. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$768,861	$734,242
Less accumulated depletion and amortization	(151,374)	(143,783)

Net book value	$617,487	$590,459

	Three months ended
	March 31,
	2006	2005
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal interests	$7,609	$7,637

5. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
$175 million floating rate revolving credit facility, due October 2010	$10,000	$25,000
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	53,400	53,400
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	67,900	67,900
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	100,000	50,000

Total debt	266,300	231,300
Less — current portion of long term debt	(9,350)	(9,350)

Long-term debt	$256,950	$221,950

     At March 31, 2006, the Partnership had an outstanding balance of $10.0 million on its revolving credit facility, and the weighted average interest rate on the outstanding balance was 6.03%. The Partnership incurs a commitment fee on the revolving credit facility at rates ranging from 0.15% to 0.40% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of March 31, 2006.
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
7. Related Party Transactions
     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $0.2 million for each of the three month periods ended March 31, 2006 and 2005. These costs are reflected in general and administrative expenses in the accompanying statements of income. At March 31, 2006, the Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation.
     Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $0.8 million and $0.7 million for the three month periods ended March 31, 2006 and 2005, respectively. These costs are reflected in general and administrative expenses in the accompanying statements of income.
8. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of March 31, 2006. The Partnership is not associated with any environmental contamination that may require remediation costs.
9. Major Lessees
     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended
	March 31,
	2006		2005
	Revenues	Percent	Revenues	Percent
	Dollars in thousands
	(Unaudited)
Lessee A	$4,610	10%	$4,059	11%
Lessee B	5,841	13%	4,786	13%
Lessee C	2,745	6%	4,813	13%
10. Incentive Plans
     In February 2006, the directors of GP Natural Resource Partners LLC granted to directors and key employees a total of 61,166 additional phantom units that vest in February 2009. There were 259,364 phantom units outstanding at March 31, 2006. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $1.3 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. The $1.3 million of expense for the first quarter of 2006 includes approximately $661,000 related to the adoption of FAS 123R (see footnote 2). In connection with the Long-Term Incentive Plans, cash payments of $0.7 million and $0.8 million were paid during the three months ended March 31, 2006 and 2005.
11. Distributions
     On February 14, 2006, the Partnership paid a cash distribution equal to $0.7625 per unit, or $3.05 on an annualized basis, to unitholders of record on February 1, 2006.
12. Subsequent Events
Distributions
     On April 18, 2006, the Partnership announced a $0.0275 per unit increase in its quarterly distributions to $0.79 per unit, or $3.16 per unit on an annualized basis. The distribution is payable on May 12, 2006 to unitholders of record on May 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on February 27, 2006.
Executive Overview
     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2005, we owned or controlled approximately two billion tons of proven and probable coal reserves in eleven states and we are now the only company with coal reserves that run the entire length of the Appalachian coal chain. For the quarter ended March 31, 2006, approximately 59% of the coal produced from our properties came from underground mines and approximately 41% came from surface mines.
     We lease coal reserves under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of March 31, 2006, our reserves were subject to 176 leases with 68 lessees. For the quarter ended March 31, 2006, our lessees produced 14.0 million tons of coal generating $39.1 million in coal royalty revenues from our properties and our total revenue was $46.5 million. Most of our coal is produced by large companies, many of which are publicly traded, with professional and sophisticated sales departments. A significant portion of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. However, over the long term, our coal royalty revenues are affected by changes in the market price of coal.
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
     As of December 31, 2005, approximately 57% of our reserves were low sulfur coal, including compliance coal, which constitutes approximately 35% of our total reserves. In 2005 and the first quarter of 2006, we continued to diversify geographically by significantly expanding our presence in the high-sulfur regions of the Illinois Basin and Northern Appalachia, which we see as being the next regions that will experience increased coal production. We expect the Williamson Development property in Illinois to be one of our largest producing leases once it has reached full production which we anticipate in 2007. As utilities add scrubbers to existing power plants in response to more stringent environmental rules, we expect to see an increased demand for mid- to high-sulfur coal. We believe that our recent acquisitions are an important step in our strategy to continue to diversify our assets, and that we are well-positioned to take advantage of future expansion opportunities in these regions.
     As a result of the escalating coal prices over the last few years, we have received substantially higher royalties from our leases, and our coal royalty revenue per ton has increased dramatically during that period. However, because prices have generally stabilized, we believe our lessees will have fewer contracts that will rollover into substantially higher prices, and therefore we expect that our coal royalty revenue per ton will increase at a much slower rate over the next few years. In spite of the higher prices, most of our lessees have not appreciably increased production due to a number of constraints, including a shortage of labor, permitting issues and rail transportation problems. Consequently, we believe that over the long-term a larger percentage of our future revenue growth will come from acquisitions of new reserves.
     For the quarter ended March 31, 2006, approximately 30% of our coal royalty revenues and 24% of the related production were from metallurgical coal, which was sold to steel companies in the eastern United States, South America, Europe and Asia. Prices of metallurgical coal have been substantially higher over the last two years and we expect them to remain at historically high levels in 2006 as well. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and seaborne export markets.
     In addition to coal royalty revenues, we generated approximately 6% and 3% of our revenues for the quarter ended March 31, 2006 and 2005, respectively, from rentals; royalties on oil and gas and coalbed methane leases; timber; overriding royalty arrangements; and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

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
(In thousands)

	For the quarter ended
	March 31,
	(Unaudited)
	2006	2005
Cash flow from operations	$36,650	$26,070
Less reserves for future principal payments	(2,350)	(2,350)

Distributable cash flow	$34,300	$23,720

Acquisitions
     2006 Acquisitions
     Williamson Development. On January 20, 2006, we closed the second phase of the Williamson Development acquisitions for $35 million. We funded this acquisition with senior notes and we expect to close the third and final phase in July 2006.
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
     Dolphin. On September 22, 2005, we acquired a coal preparation plant and rail load-out facility in Greenbrier County, West Virginia for $6 million. The facilities will process coal produced primarily from our Plum Creek properties.
     Area F/Lexington. In two separate transactions on September 26, 2005, we acquired approximately 25 million tons of owned coal reserves and an overriding royalty on approximately 14 million tons of leased coal reserves in Randolph, Upshur and Barbour Counties in north central West Virginia for $13.5 million.

Disposition
     Virginia Timber Properties. On March 31, 2006, we closed the first of three related transactions involving the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sale of $3.9 million, resulting in a gain of $2.2 million.
Impact of Adoption of FAS 123R
     Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” revised in 2004, superseded APB No. 25. Prior to 2006, awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R, effective for the first quarter of 2006, provides that grants under the plan be accounted for using the fair value method which requires us to estimate the fair value of the grant and charge the estimated fair value to expense over the service or vesting period of the grant. In addition, FAS 123R requires that estimated forfeitures be included in the periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant. Use of the fair value method as compared with the intrinsic method will not change the total expense reflected for a grant, but it may impact the period in which the expense is reflected. Additionally, FAS 123R requires us to recognize the cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value previously recorded. Included in general and administrative expenses for the first quarter was a one time charge of $661,000 which represents the cumulative effect of adopting FAS 123R as of January 1, 2006. This adjustment had the impact of reducing net income per unit for the quarter by $0.02. Application of FAS 123R to prior periods did not materially impact amounts previously presented.

Results of Operations
Natural Resource Partners L.P.

	Three months ended
	March 31,
	2006	2005
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$39,110	$32,530
Oil and gas royalties	1,719	460
Property taxes	1,749	1,434
Minimums recognized as revenue	371	453
Override royalties	303	615
Other	3,276	755

Total revenues	46,528	36,247
Operating costs and expenses:
Depreciation, depletion and amortization	7,853	7,879
General and administrative	4,115	3,312
Property, franchise and other taxes	2,245	1,830
Coal royalty and override payments	691	553

Total expenses	14,904	13,574

Income from operations	31,624	22,673
Other income (expense):
Interest expense	(3,618)	(2,457)
Interest income	518	231

Net income	$28,524	$20,447

Other Data:
Coal royalties
Appalachia
Northern	$3,307	$2,464
Central	25,842	22,178
Southern	5,484	5,011

Total Appalachia	34,633	29,653
Illinois Basin	1,953	1,307
Northern Powder River Basin	2,524	1,570

Total	$39,110	$32,530

Production (tons)
Appalachia
Northern	1,732	1,308
Central	8,195	8,239
Southern	1,426	1,324

Total Appalachia	11,353	10,871
Illinois Basin	1,162	867
Northern Powder River Basin	1,500	1,032

Total	14,015	12,770

Average gross royalty per ton
Appalachia
Northern	$1.91	$1.88
Central	3.15	2.69
Southern	3.85	3.79

Total Appalachia	3.05	2.73
Illinois Basin	1.68	1.51
Northern Powder River Basin	1.68	1.52

Total	$2.79	$2.55

Three months ended March 31, 2006 compared with three months ended March 31, 2005
     Revenues. For the three months ended March 31, 2006, coal royalty revenues were $39.1 million on 14.0 million tons of coal produced, compared to $32.5 million in coal royalty revenues on 12.8 million tons of coal produced for the first quarter of 2005, representing a 20% increase in coal royalty revenues and a 9% increase in production. Coal royalty revenues comprised approximately 84% and 90% of our total revenue for each of the three month periods ended March 31, 2006 and 2005, while property taxes, minimums recognized as revenue, override royalties and other, comprised the remaining 16% and 10% of our total revenue for those periods.
     The following is a breakdown of our major coal producing regions:
     Appalachia. Primarily as a result of higher prices, coal royalty revenues in Appalachia for the quarter ended March 31, 2006 were $34.6 million compared to $29.7 million for the same period in 2005, an increase of $4.9 million or 16%. For the quarter ended March 31, 2006, production in Appalachia was 11.4 million tons compared to 10.9 million tons for the same period in 2005, an increase of 0.5 million tons or 5%. The Appalachian results by region are set forth below.
     Northern Appalachia. As a result of the acquisition of the AFG properties in 2005 and higher prices, our coal royalty revenues increased 32% from $2.5 million for the quarter ended March 31, 2005 to $3.3 million for the quarter ended March 31, 2006. Production increased 31% from 1.3 million tons to 1.7 million tons over the same periods. The properties acquired with the AFG acquisition generated coal royalty revenues of $1.8 million and production of 957,000 tons. In addition to the properties acquired with the AFG acquisition, the following property experienced a significant variance.
•	Sincell — production decreased from 820,000 tons to 408,000 tons and coal royalty revenues decreased from $1.6 million to $657,000. The decreased tonnage was due to a greater proportion of production from the longwall unit being on adjacent property.
     Central Appalachia. Although production from our Central Appalachia properties remained nearly constant at 8.2 million tons for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, as a result of higher prices, our coal royalty revenues from these properties increased 16% from $22.2 million to $25.8 million over those same periods. The results in Central Appalachia are a combination of increases and decreases over a number of properties, the most significant of which are described below.
•	VICC/Kentucky Land — production increased from 551,000 tons to 893,000 tons and coal royalty revenues increased from $1.7 million to $3.2 million. The increased production was due to an increase in tonnage from mines moving onto the property that more than offset mines moving off the property.

•	Lynch — production increased from 1.2 million tons to 1.3 million tons and coal royalty revenues increased from $2.6 million to $3.5 million. The increased tonnage was due to additional producing units being on our property and mines moving onto our property from adjacent property.

•	VICC/Alpha — production remained nearly constant at 1.6 million tons and coal royalty revenues increased from $4.0 million to $4.9 million. The increased coal royalty revenues were due to higher sales prices being realized by our lessees.

•	Kingston — production increased from 364,000 tons to 486,000 tons and coal royalty revenues increased from $920,000 to $1.5 million. The increased tonnage was due to additional producing units being on our property and a new surface mine starting on the property.

•	Pinnacle — production increased from 609,000 tons to 663,000 tons and coal royalty revenues increased from $2.0 million to $2.5 million. The increased tonnage was due to improved production from the mines on the property.

•	Eunice — production decreased from 919,000 tons to 278,000 tons and coal royalty revenues decreased from $2.4 million to $980,000 due to a greater proportion of production from both the longwall mine and the surface mine coming from adjacent property.

     Southern Appalachia. Our coal royalty revenues in Southern Appalachia increased 10% from $5.0 million for the quarter ended March 31, 2005 to $5.5 million for the quarter ended March 31, 2006, as production increased 8% from 1.3 million tons to 1.4 million tons over those same periods. The following properties contributed to these increases.
•	Twin Pines/Drummond — production increased from 91,000 tons to 170,000 tons and coal royalty revenues increased from $761,000 to $1.0 million. The increased tonnage was due to increased production at the mine on the property.

•	Oak Grove — production decreased slightly from 364,000 tons to 352,000 tons and coal royalty revenues increased from $1.3 to $1.5 million. The decreased tonnage was more than offset by the higher sales prices being received by our lessee.
     Illinois Basin. Coal royalty revenues in the Illinois Basin for the quarter ended March 31, 2006 were $2.0 million compared to $1.3 million for the same period in 2005, an increase of $0.7 million or 54%. For the quarter ended March 31, 2006, production in the Illinois Basin was 1.2 million tons compared to 867,000 tons for the same period in 2005, an increase of 0.3 million tons or 33%. The significant increase came from Hocking-Wolford/Cummings tract where production increased from 452,000 tons to 812,000 tons and coal royalty revenues increased from $631,000 to $1.3 million. This increase in tonnage was due to a greater proportion of the production being on our property.
     Northern Powder River Basin. Production from our Western Energy property increased 0.5 million tons or 45% from 1.0 million tons to 1.5 million tons and coal royalty revenues increased $0.9 million or 61% from $1.6 million to $2.5 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern.
     Other revenues. Included in other revenues is the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sale of $3.9 million, resulting in a gain of $2.2 million. This closing represents the first and largest of three related transactions. The remaining two transactions are expected to close in the second quarter of 2006.
     Operating costs and expenses. For the quarter ended March 31, 2006, total expenses were $14.9 million, compared to $13.6 million for the first quarter of 2005, representing an increase of $1.3 million, or 10%. Included in total expenses are:
•	Depletion and amortization remained the same for the first quarter of 2006 as 2005;

•	General and administrative expenses of $4.1 million for the first quarter of 2006, compared to $3.3 million for the first quarter of 2005, an increase of $0.8 million, or 24%. The increase in general and administrative expenses is attributable to additional expenses required to manage a larger portfolio of properties as well as an increase in incentive compensation accrual partially attributable to the adoption of FAS 123R; and

•	Property, franchise and other taxes of $2.2 million for the first quarter of 2006, compared to $1.8 million for the first quarter of 2005, an increase of $0.4 million, or 22%, due to an increase in franchise taxes for 2006, as well as taxes on additional properties acquired since the first quarter last year.
     Interest Expense. For the quarter ended March 31, 2006, interest expense was $3.6 million compared to $2.5 million for 2005, an increase of $1.1 million. This increase is attributed to additional borrowings on our senior notes during the third quarter of 2005 and the first quarter of 2006, partially offset by lower outstanding balances on our credit facility.
Related Party Transactions
Partnership Agreement
     Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.0 million and $0.9 million for the three month periods ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources
Cash Flows and Capital Expenditures
     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility, the issuance of our senior notes and the issuance of additional common units and cash. We believe that cash generated from our operations, combined with the availability under our credit facility and the proceeds from the issuance of debt and equity, will be sufficient to fund working capital, capital expenditures and future acquisitions. Our ability to satisfy debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect the amount of cash we generate from our operations, please read “Item 1A — Risk Factors” in this Form 10-Q and our Form 10-K for the year ended December 31, 2005. Our capital expenditures, other than for acquisitions, have historically been minimal.
     Net cash provided by operations for the three months ended March 31, 2006 and 2005 was $36.7 million and $26.1 million, respectively. Substantially all of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the three months ended March 31, 2006 was $31.1 million compared to $21.5 million for the same period in 2005. The 2006 results include the funding of the second phase of the Williamson Development acquisition for $35 million partially offset by the proceeds from the sale of our Virginia timber assets and related surface tracts for $3.9 million. The 2005 results include the acquisition of coal reserves from Plum Creek Timber Company, Inc. for $21.3 million.
     Net cash provided by financing activities for the three months ended March 31, 2006 was $14.1 million compared to $0.5 million for the same period a year ago. In the three months ended March 31, 2006, we issued $50.0 million of 5.05% senior notes to fund the second phase of the Williamson Development acquisition for $35 million and repaid $15 million on our credit facility. The prior year included $18 million in borrowings in the first quarter of 2005 to fund the Plum Creek acquisition. In addition to these transactions, we also paid distributions to our partners of $20.9 million in the first quarter of 2006 compared to $17.5 million for the same period in 2005.
Contractual Obligations and Commercial Commitments
     At March 31, 2006, our debt consisted of:
•	$10 million outstanding under our $175 million revolving credit facility that matures in October 2010;

•	$53.4 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$67.9 million of 4.91% senior notes due 2018, with a 7.5-year average life;

•	$35 million of 5.55% senior notes due 2013, with a 9-year average life; and

•	$100 million of 5.05% senior notes due 2020, with a 9-year average life.
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
     Senior Notes. NRP Operating LLC issued the senior notes under a note purchase agreement. The senior notes are unsecured but are guaranteed by our operating subsidiaries. We may prepay the senior notes at any time together with a make-whole amount (as defined in the note purchase agreement). If any event of default exists under the note purchase agreement, the noteholders will be able to accelerate the maturity of the senior notes and exercise other rights and remedies. The first $50 million of 5.05% senior notes due 2020 were issued on July 19, 2005. The proceeds from the issuance of these senior notes were used to repay borrowings under the revolving credit facility. We issued an additional $50 million of senior notes in January 2006. We used the proceeds of the issuance to fund the second phase of the Williamson Development acquisition for $35 million and used the excess cash to repay borrowings under our revolving credit facility.
     The note purchase agreement contains covenants requiring our operating subsidiary to:
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
     The following table reflects our long-term non-cancelable contractual obligations as of March 31, 2006 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)	$359.10	$19.88	$21.92	$29.13	$28.26	$27.39	$232.52

(1)	The amounts indicated in the table include principal and interest due on our senior notes.
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
     Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the first quarter of 2006 or 2005.
     Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of March 31, 2006. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our property, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:
Commodity Price Risk
     We are dependent upon the effective marketing and efficient mining of our coal reserves by our lessees. Our lessees sell coal under various long-term and short-term contracts as well as on the spot market. A large portion of these sales are under long-term contracts. The coal industry in Appalachia is experiencing an increase in both domestic and foreign demand, as well as a shortage of supply. As a result, the current price of coal in Appalachia is at historically high levels. If this price level is not sustained or our lessees’ costs increase, some of our coal could become uneconomic to mine, which would adversely affect our coal royalty revenues. In addition, the current prices may make coal from other regions more economical and may make other competing fuels relatively less costly than Appalachian coal.

Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At March 31, 2006, we had outstanding $10.0 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $100,000, assuming the same principal amount remained outstanding over the next twelve months.
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

Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Form 10-K for the year ended December 31, 2005.
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

*Filed herewith.

**Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
By: NRP (GP) LP, its general partner
By: GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 3, 2006
By:
/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2006
By:
/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: May 3, 2006
By:
/s/ Kenneth Hudson

Kenneth Hudson
Controller
(Principal Accounting Officer)

Exhibit Index

Exhibits		Description of Exhibit
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Filed herewith.

**Furnished herewith.