Form 10-Q
period 2006-06-30
NATURAL RESOURCE PARTNERS LP
filed 2006-08-03
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2006 there were outstanding 16,825,307 Common Units and 8,515,228 Subordinated Units.

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

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit information)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,620	$47,691
Accounts receivable	22,051	21,946
Accounts receivable — affiliate	8	6
Other	590	833

Total current assets	75,269	70,476
Land	12,436	14,123
Plant and equipment, net	5,760	5,924
Coal and other mineral rights, net	626,858	590,459
Loan financing costs, net	2,266	2,431
Other assets, net	1,257	1,583

Total assets	$723,846	$684,996

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$659	$677
Accounts payable — affiliate	86	88
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses — current portion	4,763	1,105
Property, franchise and other taxes payable	3,833	4,138
Accrued interest	2,751	1,534

Total current liabilities	21,442	16,892
Deferred revenue	15,259	14,851
Accrued incentive plan expenses	3,247	5,395
Long-term debt	247,600	221,950
Partners’ capital:
Common units (outstanding: 16,825,307)	298,190	292,990
Subordinated units (outstanding: 8,515,228)	126,029	123,114
General partners’ interest	11,559	10,024
Holders of incentive distribution rights	1,296	582
Accumulated other comprehensive loss	(776)	(802)

Total partners’ capital	436,298	425,908

Total liabilities and partners’ capital	$723,846	$684,996

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Revenues:
Coal royalties	$36,527	$37,957	$75,637	$70,487
Oil and gas royalties	928	610	2,647	1,070
Property taxes	1,546	1,547	3,295	2,981
Minimums recognized as revenue	250	481	621	934
Override royalties	181	209	484	824
Other	1,550	893	4,826	1,648

Total revenues	40,982	41,697	87,510	77,944
Operating costs and expenses:
Depreciation, depletion and amortization	7,236	8,625	15,089	16,504
General and administrative	3,420	3,162	7,535	6,474
Property, franchise and other taxes	2,099	1,954	4,344	3,784
Coal royalty and override payments	263	745	954	1,298

Total operating costs and expenses	13,018	14,486	27,922	28,060

Income from operations	27,964	27,211	59,588	49,884
Other income (expense)
Interest expense	(3,675)	(2,570)	(7,293)	(5,027)
Interest income	755	331	1,273	562

Net income	$25,044	$24,972	$53,568	$45,419

Net income attributable to: (1)
General partner	$2,253	$1,155	$4,348	$1,985

Other holders of incentive distribution rights	$943	$353	$1,764	$580

Limited partners	$21,848	$23,464	$47,456	$42,854

Basic and diluted net income per limited partner unit:
Common	$.86	$.92	$1.87	$1.69

Subordinated	$.86	$.92	$1.87	$1.69

Weighted average number of units outstanding:
Common	16,825	13,987	16,825	13,987

Subordinated	8,515	11,354	8,515	11,354

(1)	Net Income is allocated among the limited partners, the general partner and holders of the incentive distribution rights (IDRs) based upon their pro rata share of distributions. The IDRs are allocated 65% to the general partner and the remaining 35% to affiliates of the general partner. The IDRs allocated to the general partner are included in the net income attributable to the general partner.
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$53,568	$45,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	15,089	16,504
Non-cash interest charge	191	125
Gain from sale of assets	(2,634)	—
Change in operating assets and liabilities:
Accounts receivable	(107)	(3,369)
Other assets	243	601
Accounts payable	(20)	(124)
Accrued interest	1,217	169
Deferred revenue	408	(2,331)
Accrued incentive plan expenses	1,510	1,224
Property, franchise and other taxes payable	(305)	(770)

Net cash provided by operating activities	69,160	57,448

Cash flows from investing activities:
Acquisition of land, plant and equipment, coal and other mineral rights	(51,438)	(21,544)
Proceeds from sale of assets	4,761	—

Net cash used in investing activities	(46,677)	(21,544)

Cash flows from financing activities:
Proceeds from loans	50,000	18,000
Repayment of loans	(24,350)	(9,350)
Distributions to partners	(43,204)	(35,897)

Net cash used in financing activities	(17,554)	(27,247)

Net increase in cash and cash equivalents	4,929	8,657
Cash and cash equivalents at beginning of period	47,691	42,103

Cash and cash equivalents at end of period	$52,620	$50,760

Supplemental cash flow information:
Cash paid during the period for interest	$5,861	$4,712

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for future periods.
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
Share-Based Payment
     The Partnership adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” effective January 1, 2006 using the modified prospective approach. Prior to 2006, awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R provides that grants must be accounted for using the fair value method which requires us to estimate the fair value of the grant and charge the estimated fair value to expense over the service or vesting period of the grant. In addition, FAS 123R requires that we include estimated forfeitures in our periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant. FAS 123R required us to recognize the cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value previously recorded. Included in operating costs and expenses was a one time charge of $661,000 which represents the cumulative effect of adopting FAS 123R as of January 1, 2006. This adjustment had the impact of reducing net income per unit for the six month period ended June 30, 2006 by $0.02. Application of FAS 123R to prior periods did not materially impact amounts previously presented.

3. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
Plant and equipment at cost	$6,019	$6,019
Accumulated depreciation	259	95

Net book value	$5,760	$5,924

	Six months ended
	June 30,
	2006	2005
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$164	$—

4. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$784,896	$734,242
Less accumulated depletion and amortization	(158,038)	(143,783)

Net book value	$626,858	$590,459

	Six months ended
	June 30,
	2006	2005
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal interests	$14,599	$16,020

5. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
$175 million floating rate revolving credit facility, due October 2010	$10,000	$25,000
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	50,100	53,400
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	61,850	67,900
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	100,000	50,000

Total debt	256,950	231,300
Less — current portion of long term debt	(9,350)	(9,350)

Long-term debt	$247,600	$221,950

     At June 30, 2006, the Partnership had an outstanding balance of $10.0 million on its revolving credit facility, and the weighted average interest rate on the outstanding balance was 5.97%. The Partnership incurs a commitment fee on the revolving credit facility at rates ranging from 0.15% to 0.40% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of June 30, 2006.
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
7. Related Party Transactions
     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $0.2 million and $0.1 million for the three month periods ended June 30, 2006 and 2005, respectively, and $0.4 million for each of the six month periods ended June 30, 2006 and 2005. These costs are reflected in general and administrative expenses in the accompanying statements of income. At June 30, 2006, the Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation.
     Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $0.8 million and $0.7 million for the three month periods ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.3 million for the six month periods ended June 30, 2006 and 2005, respectively. These costs are reflected in general and administrative expenses in the accompanying statements of income.
8. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of June 30, 2006. The Partnership is not associated with any environmental contamination that may require remediation costs.
9. Major Lessees
     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2006		2005		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
	Dollars in thousands				Dollars in thousands
	(Unaudited)				(Unaudited)
Lessee A	$3,612	9%	$4,869	11%	$7,425	8%	$8,927	11%
Lessee B	5,530	13%	5,241	13%	11,371	13%	10,027	13%
Lessee C	2,766	7%	4,046	13%	5,512	6%	8,859	11%
Lessee D	3,101	8%	4,881	13%	7,160	8%	8,207	11%
10. Incentive Plans
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
     Under the plan a grantee will receive the market value of a common unit in cash upon vesting. Market value is determined by taking the average closing price over the last 20 trading days prior to the vesting date. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines, including the vesting period. Outstanding grants vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the board of directors terminates for any reason, outstanding grants will be automatically forfeited unless and to the extent the compensation committee provides otherwise.

     A summary of activity in the outstanding grants of the Partnership for the first six months of 2006 are as follows:

Outstanding grants at the beginning of the period	211,931
Grants during the period	61,166
Grants vested during the period	(13,947)
Forfeitures during the period	—

Outstanding grants at the end of the period	259,150

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 4.97% to 5.10% and 22.43% to 25.85%, respectively at June 30, 2006. The Partnership’s historic dividend rate of 5.23% was used in the calculation at June 30, 2006. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $0.9 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively, and $2.2 million and $2.0 million for the six month periods ended June 30, 2006 and 2005, respectively, including $661,000 in the first quarter of 2006 related to the cumulative effect of the change in accounting method discussed above. In connection with the Long-Term Incentive Plans, cash payments of $0.8 million were paid during each of the six month periods ended June 30, 2006 and 2005. The unaccrued cost associated with the outstanding grants at June 30, 2006 was $7.4 million.
11. Distributions
     On May 12, 2006, the Partnership paid a cash distribution equal to $0.79 per unit, or $3.16 on an annualized basis, to unitholders of record on May 1, 2006.
12. Subsequent Events
Distributions
     On July 19, 2006, the Partnership announced a $0.03 per unit increase in its quarterly distribution to $0.82 per unit, or $3.28 per unit on an annualized basis. The distribution is payable on August 14, 2006 to unitholders of record on August 1, 2006.

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
Executive Overview
     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2005, we owned or controlled approximately two billion tons of proven and probable coal reserves in eleven states and we are now the only company with coal reserves that run the entire length of the Appalachian coal chain. For the six months ended June 30, 2006, approximately 56% of the coal produced from our properties came from underground mines and approximately 44% came from surface mines.
     We lease coal reserves under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. As of June 30, 2006, our reserves were subject to 178 leases with 67 lessees. For the six months ended June 30, 2006, our lessees produced 27.4 million tons of coal generating $75.6 million in coal royalty revenues from our properties and our total revenue was $87.5 million. Most of our coal is produced by large companies, many of which are publicly traded, with professional and sophisticated sales departments. A significant portion of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. However, over the long term, our coal royalty revenues are affected by changes in the market price of coal.
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
     As of December 31, 2005, approximately 57% of our reserves were low sulfur coal, including compliance coal, which constitutes approximately 35% of our total reserves. In 2005 and the first half of 2006, we continued to diversify geographically by significantly expanding our presence in the high-sulfur regions of the Illinois Basin and Northern Appalachia, which we see as being the next regions that will experience increased coal production. We expect the Williamson Development property in Illinois to be one of our largest producing leases once it has reached full production, which we anticipate in 2007. As utilities add scrubbers to existing power plants in response to more stringent environmental rules, we expect to see an increased demand for mid- to high-sulfur coal. We believe that our recent acquisitions are an important step in our strategy to continue to diversify our assets, and that we are well-positioned to take advantage of future expansion opportunities in these regions.
     As a result of the escalating coal prices over the last few years, we have received substantially higher royalties from our leases, and our coal royalty revenue per ton has increased dramatically during that period. Over the past six months, we have seen some indications coal prices are softening and some have declined slightly following a mild winter and increased stockpiles at the utilities. We believe that although any weakness in pricing is temporary, in the near term prices will not return to the record high levels we have experienced over the last two years. As a result, we expect that our coal royalty revenue per ton will increase at a much slower rate, if at all, over the next few years and that over the long-term a larger percentage of our future revenue growth will come from acquisitions of new reserves.
     For the six months ended June 30, 2006, approximately 28% of our coal royalty revenues and 22% of the related production were from metallurgical coal, which was sold to steel companies in the eastern United States, South America, Europe and Asia. Prices of metallurgical coal have been substantially higher over the last two years and we expect them to remain at historically high levels in 2006 as well. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and seaborne export markets.
     In addition to coal royalty revenues, we generated approximately 6% and 3% of our revenues for the six months ended June 30, 2006 and 2005, respectively, from rentals; royalties on oil and gas and coalbed methane leases; timber; overriding royalty arrangements; and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.

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
(In thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Cash flow from operations	$32,510	$31,378	$69,160	$57,448
Less scheduled principal payments	(9,350)	(9,350)	(9,350)	(9,350)
Less reserves for future principal payments	(2,350)	(2,350)	(4,700)	(4,700)
Add reserves used for scheduled principal payments	9,400	9,400	9,400	9,400

Distributable cash flow	$30,210	$29,078	$64,510	$52,798

Acquisitions
     2006 Acquisitions
     Williamson Development. On January 20, 2006, we closed the second phase of the Williamson Development acquisition for $35 million. We funded this acquisition with senior notes and we expect to close the third and final phase in the third quarter of 2006.
     James River. On May 26, 2006, we acquired 16.3 million tons of coal reserves and an overriding royalty interest on an additional 2.4 million tons for $10.85 million from James River Coal Company. These reserves are located in Pike, Warrick and Gibson Counties in Indiana. We funded this acquisition with cash.
     Allegany County, Maryland. On June 29, 2006, we closed an acquisition for $5.5 million consisting of 3.3 million tons of coal in Allegany County, Maryland. We funded this acquisition with cash.
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
Disposition
     Virginia Timber Properties. On May 31, 2006, we closed the second of three related transactions involving the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds of $0.8 million from the second closing, resulting in a gain of $0.5 million. For the six months ended June 30, 2006, we received total proceeds of $4.8 million related to these transactions and recorded a total gain of $2.6 million. The third phase of this transaction is scheduled to close later in 2006.
Impact of Adoption of FAS 123R
     We adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” effective January 1, 2006 using the modified prospective approach. Prior to 2006, awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R provides that grants must be accounted for using the fair value method which requires us to estimate the fair value of the grant and charge the estimated fair value to expense over the service or vesting period of the grant. In addition, FAS 123R requires that we include estimated forfeitures in our periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant. FAS 123R required us to recognize the cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value previously recorded. Included in operating costs and expenses was a one time charge of $661,000 which represents the cumulative effect of adopting FAS 123R as of January 1, 2006. This adjustment had the impact of reducing net income per unit for the six month period ended June 30, 2006 by $0.02. Application of FAS 123R to prior periods did not materially impact amounts previously presented.

Results of Operations
Natural Resource Partners L.P.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$36,527	$37,957	$75,637	$70,487
Oil and gas royalties	928	610	2,647	1,070
Property taxes	1,546	1,547	3,295	2,981
Minimums recognized as revenue	250	481	621	934
Override royalties	181	209	484	824
Other	1,550	893	4,826	1,648

Total revenues	40,982	41,697	87,510	77,944
Operating costs and expenses:
Depreciation, depletion and amortization	7,236	8,625	15,089	16,504
General and administrative	3,420	3,162	7,535	6,474
Property, franchise and other taxes	2,099	1,954	4,344	3,784
Coal royalty and override payments	263	745	954	1,298

Total expenses	13,018	14,486	27,922	28,060

Income from operations	27,964	27,211	59,588	49,884
Other income (expense):
Interest expense	(3,675)	(2,570)	(7,293)	(5,027)
Interest income	755	331	1,273	562

Net income	$25,044	$24,972	$53,568	$45,419

Other Data:
Coal royalties
Appalachia
Northern	$2,730	$2,105	$6,038	$4,569
Central	24,543	25,894	50,385	48,072
Southern	5,133	6,346	10,617	11,357

Total Appalachia	32,406	34,345	67,040	63,998
Illinois Basin	1,704	1,093	3,656	2,400
Northern Powder River Basin	2,417	2,519	4,941	4,089

Total	$36,527	$37,957	$75,637	$70,487

Production (tons)
Appalachia
Northern	1,482	1,108	3,214	2,416
Central	7,982	8,958	16,176	17,197
Southern	1,436	1,675	2,862	2,999

Total Appalachia	10,900	11,741	22,252	22,612
Illinois Basin	977	707	2,140	1,574
Northern Powder River Basin	1,497	1,665	2,998	2,697

Total	13,374	14,113	27,390	26,883

Average gross royalty per ton
Appalachia
Northern	$1.84	$1.90	$1.88	$1.89
Central	3.07	2.89	3.11	2.80
Southern	3.58	3.79	3.71	3.79

Total Appalachia	2.97	2.93	3.01	2.83
Illinois Basin	1.74	1.55	1.71	1.52
Northern Powder River Basin	1.61	1.51	1.65	1.52

Total	$2.73	$2.69	$2.76	$2.62

Three months ended June 30, 2006 compared with three months ended June 30, 2005
     Revenues. For the three months ended June 30, 2006, coal royalty revenues were $36.5 million on 13.4 million tons of coal produced, compared to $38.0 million in coal royalty revenues on 14.1 million tons of coal produced for the second quarter of 2005, representing a 4% decrease in coal royalty revenues and a 5% decrease in production. Coal royalty revenues comprised approximately 89% and 91% of our total revenue for each of the three month periods ended June 30, 2006 and 2005, while property taxes, minimums recognized as revenue, override royalties and other, comprised the remaining 11% and 9% of our total revenue for those periods.
     The following is a breakdown of our major coal producing regions:
     Appalachia. Primarily as a result of lower production, coal royalty revenues in Appalachia for the quarter ended June 30, 2006 were $32.4 million compared to $34.3 million for the same period in 2005, a decrease of $1.9 million or 6%. For the quarter ended June 30, 2006, production in Appalachia was 10.9 million tons compared to 11.7 million tons for the same period in 2005, a decrease of 0.8 million tons or 7%. The Appalachian results by region are set forth below.
     Northern Appalachia. Primarily as a result of the acquisition of the AFG properties in 2005, our coal royalty revenues increased 29% from $2.1 million for the quarter ended June 30, 2005 to $2.7 million for the quarter ended June 30, 2006. Production increased 36% from 1.1 million tons to 1.5 million tons over the same periods. The properties acquired with the AFG acquisition generated coal royalty revenues of $1.9 million and production of 1.1 million tons. In addition to the properties acquired with the AFG acquisition, the following property experienced a significant variance.
•	Sincell — production decreased from 661,000 tons to 85,000 tons and coal royalty revenues decreased from $1.1 million to $158,000. The decreased tonnage was due to a greater proportion of production from the longwall unit being on adjacent property.
     Central Appalachia. Production from our Central Appalachia properties decreased 11% from 9.0 million tons for the quarter ended June 20, 2005 to 8.0 million tons for the quarter ended June 30, 2006 and our coal royalty revenues from these properties decreased 5.4% from $25.9 million to $24.5 million over those same periods. The results in Central Appalachia are a combination of increases and decreases over a number of properties, the most significant of which are described below.
•	VICC/Kentucky Land — production increased from 758,000 tons to 899,000 tons and coal royalty revenues increased from $2.5 million to $3.3 million. The increased production was due to an increase in tonnage from mines moving onto the property that more than offset mines moving off the property.

•	Plum Creek properties — production increased from 174,000 tons to 452,000 tons and coal royalty revenues increased from $541,000 to $1.2 million. The increased production was due primarily to new mines in West Virginia increasing production on the properties.

•	Pinnacle — production decreased from 788,000 tons to 533,000 tons and coal royalty revenues decreased from $3.3 million to $1.8 million. The decreased tonnage was due to a greater proportion of production from the mines being on adjacent property.

•	Eunice — production decreased from 781,000 tons to 222,000 tons and coal royalty revenues decreased from $1.9 million to $789,000 due to a greater proportion of production from both the longwall mine and the surface mine coming from adjacent property.

•	Eastern Kentucky Property— production decreased from 224,000 tons to zero tons and coal royalty revenues decreased from $742,000 to zero. The decreased production was due to the lessee temporarily idling the operation. We are currently working with the lessee and a possible replacement operator to resume production.
     Southern Appalachia. Our coal royalty revenues in Southern Appalachia decreased 19% from $6.3 million for the quarter ended June 30, 2005 to $5.1 million for the quarter ended June 30, 2006, as production decreased 17.6% from 1.7 million tons to 1.4 million tons over those same periods. The following properties contributed to these results.

•	Twin Pines/Drummond — production increased from 136,000 tons to 152,000 tons but coal royalty revenues decreased from $1.2 million to $744,000. The decreased royalty revenue was due to a temporary royalty reduction to partially offset the acquisition of surface property by the operator that allowed our coal to be mined.

•	BLC Properties — production decreased from 1.1 million tons to 929,000 tons and coal royalty revenues decreased from $3.5 to $3.0 million. The decrease was due to slightly reduced production and some temporary royalty reduction to one lessee to encourage mining in some areas of difficult geology.

•	Oak Grove — production decreased from 457,000 tons to 354,000 tons and coal royalty revenues decreased from $1.5 million to $1.3 million. The decreases were due to slightly lower production from the mine, which was partially offset by higher sales prices received by our lessee.
     Illinois Basin. Production in the Illinois Basin increased 0.3 million tons or 43% from 0.7 million tons for the quarter ended June 30, 2005 to 1.0 million tons for the quarter ended June 30, 2006 and coal royalty revenues increased $0.6 million or 55% from $1.1 million for the quarter ended June 30, 2005 to $1.7 million for the quarter ended June 30, 2006. The following properties experienced significant variances.
•	Hocking Wolford/Cummings — production increased from 360,000 tons to 588,000 tons and coal royalty revenues increased from $498,000 to $897,000. The increases were due to a greater proportion of the production from the mine being on our property.

•	Sato — production increased from 267,000 tons to 312,000 tons and coal royalty revenues increased from $458,000 to $676,000. The increases were due to slight increase in production from the mine and higher sales price received by our lessee.
     Northern Powder River Basin. Production from our Western Energy property decreased 0.2 million tons or 12% from 1.7 million tons to 1.5 million tons and coal royalty revenues decreased $0.1 million or 4% from $2.5 million to $2.4 million. These decreases were due to the typical variations in production resulting from the checkerboard ownership pattern.
     Other revenues. Included in other revenues is the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sale of $0.8 million, resulting in a gain of $0.5 million. This closing represents the second of three related transactions. The remaining transaction is expected to close in the second half of 2006.
     Operating costs and expenses. For the quarter ended June 30, 2006, total expenses were $13.0 million, compared to $14.5 million for the second quarter of 2005, representing a decrease of $1.5 million, or 10%. Included in total expenses are:
•	Depletion and amortization of $7.2 million for the quarter ended June 30, 2006 compared to $8.6 million for the same period in 2005. This was primarily attributed to a reduction in overall production;

•	General and administrative expenses of $3.4 million for the second quarter of 2006, compared to $3.2 million for the second quarter of 2005, an increase of $0.2 million, or 6%. The increase in general and administrative expenses is attributable to additional expenses required to manage a larger portfolio of properties as well as an increase in incentive compensation accrual; and

•	Property, franchise and other taxes of $2.1 million for the second quarter of 2006, compared to $2.0 million for the second quarter of 2005, an increase of $0.1 million, or 5%, due to an increase in franchise taxes for 2006, as well as taxes on additional properties acquired since the first quarter last year.
     Interest Expense. For the quarter ended June 30, 2006, interest expense was $3.7 million compared to $2.6 million for 2005, an increase of $1.1 million. This increase is attributed to additional borrowings on our senior notes during the third quarter of 2005 and the first quarter of 2006, partially offset by lower outstanding balances on our credit facility.

Six months ended June 30, 2006 compared with six months ended June 30, 2005
     Revenues. For the six months ended June 30, 2006, coal royalty revenues were $75.6 million on 27.4 million tons of coal produced, compared to $70.5 million in coal royalty revenues on 26.9 million tons of coal produced for the six months ended June 30, 2005, representing a 7% increase in coal royalty revenues and a 2% increase in production. Coal royalty revenues comprised approximately 86% and 90% of our total revenue for each of the six month periods ended June 30, 2006 and 2005, while property taxes, minimums recognized as revenue, override royalties and other, comprised the remaining 14% and 10% of our total revenue for those periods.
     The following is a breakdown of our major coal producing regions:
     Appalachia. Primarily as a result of higher prices, coal royalty revenues in Appalachia for the six months ended June 30, 2006 were $67.0 million compared to $64.0 million for the same period in 2005, an increase of $3.0 million or 5%. For the six months ended June 30, 2006, production in Appalachia was 22.3 million tons compared to 22.6 million tons for the same period in 2005, a decrease of 0.3 million tons or 1%. The Appalachian results by region are set forth below.
     Northern Appalachia. Primarily as a result of the acquisition of the AFG properties in 2005, our coal royalty revenues increased 30% from $4.6 million for the six months ended June 30, 2005 to $6.0 million for the six months ended June 30, 2006. Production increased 33% from 2.4 million tons to 3.2 million tons over the same periods. The properties acquired with the AFG acquisition generated coal royalty revenues of $3.7 million and production of 2.0 million tons. In addition to the properties acquired with the AFG acquisition, the following property experienced a significant variance.
•	Sincell — production decreased from 1.5 million tons to 493,000 tons and coal royalty revenues decreased from $2.7 million to $814,000. The decreased tonnage was due to a greater proportion of production from the longwall unit being on adjacent property.
     Central Appalachia. Production from our Central Appalachia properties decreased 6% from 17.2 million tons for the six months ended June 30, 2005 to 16.2 million tons for the six months ended June 30, 2006. However, as a result of higher prices our coal royalty revenues from these properties increased 5% from $48.1 million to $50.4 million over those same periods. The results in Central Appalachia are a combination of increases and decreases over a number of properties, the most significant of which are described below.
•	VICC/Kentucky Land — production increased from 1.3 million tons to 1.8 million tons and coal royalty revenues increased from $4.3 million to $6.5 million. The increased production was due to an increase in tonnage from mines moving onto the property that more than offset mines moving off the property.

•	Lynch — production increased from 2.6 million tons to 2.7 million tons and coal royalty revenues increased from $5.6 million to $6.9 million. The increased tonnage was due to a new mine starting on our property.

•	VICC/Alpha — production decreased slightly from 3.3 million tons to 3.2 million tons and coal royalty revenues increased from $8.4 million to $9.7 million. The increased coal royalty revenues were due to higher sales prices being realized by our lessees.

•	Kingston — production increased from 804,000 tons to 976,000 tons and coal royalty revenues increased from $2.2 million to $3.0 million. The increased tonnage was due to additional producing units being on our property and a new surface mine increasing production.

•	Plum Creek properties — production increased from 253,000 tons to 723,000 tons and coal royalty revenues increased from $723,000 to $1.8 million. The increased production was due primarily to new mines in West Virginia increasing production on the properties.

•	Pinnacle — production decreased from 1.4 million tons to 1.2 million tons and coal royalty revenues decreased from $5.3 million to $4.3 million. The decreases were primarily due to a greater proportion of production from the mines being on adjacent property and slightly lower prices being received by our lessee.

•	Eunice — production decreased from 1.7 million tons to 500,000 tons and coal royalty revenues decreased from $4.3 million to $1.8 million due to a greater proportion of production from both the longwall mine and the surface mine coming from adjacent property.

•	Eastern Kentucky Property— production decreased from 353,000 tons to 42,000 tons and coal royalty revenues decreased from $1.1 million to $186,000. The decreased production was due to the lessee temporarily idling the operation. We are currently working with the lessee and a possible replacement operator to resume production.
     Southern Appalachia. Our coal royalty revenues in Southern Appalachia decreased 7% from $11.4 million for the six months ended June 30, 2005 to $10.6 million for the six months ended June 30, 2006, as production decreased 3% from 3.0 million tons to 2.9 million tons over the same period. The following property contributed to this decrease.
•	BLC Properties — production decreased from 1.9 million tons to 1.8 million tons and coal royalty revenues decreased from $6.5 to $6.0 million. The decrease was due to slightly reduced production and some temporary royalty reduction to one lessee to encourage mining in some areas of difficult geology.
     Illinois Basin. Production in the Illinois Basin increased 31% from 1.6 million tons for the six months ended June 30, 2005 to 2.1 million tons for the six months ended June 30, 2006 and coal royalty revenues increased 54% from $2.4 million for the six months ended June 30, 2005 to $3.7 million for the six months ended June 30, 2006. The significant increase came from Hocking-Wolford/Cummings tract where production increased from 812,000 tons to 1.4 million tons and coal royalty revenues increased from $1.1 million to $2.2 million. This increase in tonnage was due to a greater proportion of the production being on our property.
     Northern Powder River Basin. Production from our Western Energy property increased 0.3 million tons or 11% from 2.7 million tons to 3.0 million tons and coal royalty revenues increased $0.8 million or 20% from $4.1 million to $4.9 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern.
     Other revenues. Included in other revenues are two related sales of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sales of $4.8 million, resulting in a gain of $2.6 million. A third related transaction in the amount of approximately $1.5 million to $2.0 million is expected to close in the second half of 2006.
     Operating costs and expenses. For the six months ended June 30, 2006, total expenses were $27.9 million, compared to $28.1 million for the first six months of 2005, representing a decrease of $0.2 million, or 1%. Included in total expenses are:
•	Depletion and amortization of $15.1 million for the six months ended June 30, 2006 compared to $16.5 million for the same period in 2005, representing a decrease of $1.4 million. Fluctuations in depletion are dependent on the depletion rates where coal is mined and can cause total depletion to be lower in periods where production is actually up;

•	General and administrative expenses of $7.5 million for the first half of 2006, compared to $6.5 million for the six months ended June 30, 2005, an increase of $1.0 million, or 15%. The increase in general and administrative expenses is attributable to additional expenses required to manage a larger portfolio of properties as well as an increase in incentive compensation accrual partially attributable to the adoption of FAS 123R; and

•	Property, franchise and other taxes of $4.3 million for the first half of 2006, compared to $3.8 million for the first half of 2005, an increase of $0.5 million, or 13%, due to an increase in franchise taxes for 2006, as well as taxes on additional properties acquired since the first quarter last year.
     Interest Expense. For the six months ended June 30, 2006, interest expense was $7.3 million compared to $5.0 million for 2005, an increase of $2.3 million. This increase is attributed to additional borrowings on our senior notes during the third quarter of 2005 and the first quarter of 2006, partially offset by lower outstanding balances on our credit facility.
Related Party Transactions
Partnership Agreement
     Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.0 million and $0.8 million for the three month periods ended June 30, 2006 and 2005, respectively, and $2.0 million and $1.7 million for the six month periods ended June 30, 2006 and 2005, respectively.
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
     Net cash provided by operations for the six months ended June 30, 2006 and 2005 was $69.2 million and $57.4 million, respectively. Substantially all of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the six months ended June 30, 2006 was $46.7 million compared to $21.5 million for the same period in 2005. The 2006 results include the funding of the second phase of the Williamson Development acquisition for $35 million, the James River acquisition for $10.85 million and the Allegany County acquisition for $5.5 million. These acquisitions were partially offset by the proceeds from the sale of our Virginia timber assets and related surface tracts for $4.8 million. The 2005 results include the acquisition of coal reserves from Plum Creek Timber Company, Inc. for $21.3 million.
     Net cash used in financing activities for the six months ended June 30, 2006 was $17.6 million compared to $27.2 million for the same period a year ago. In the six months ended June 30, 2006, we issued $50.0 million of 5.05% senior notes to fund the second phase of the Williamson Development acquisition for $35 million and repaid $15 million on our credit facility. We also made our annual principal payment of $9.35 million on our senior notes. The prior year included $18 million in borrowings in the first quarter of 2005 to fund the Plum Creek acquisition. In addition to these transactions, we paid distributions to our partners of $43.2 million in the first half of 2006 compared to $35.9 million for the same period in 2005.
Contractual Obligations and Commercial Commitments
     At June 30, 2006, our debt consisted of:
•	$10 million outstanding under our $175 million revolving credit facility that matures in October 2010;

•	$50.1 million of 5.55% senior notes due 2023, with a 10-year average life;

•	$61.85 million of 4.91% senior notes due 2018, with a 7.5-year average life;

•	$35 million of 5.55% senior notes due 2013, with a 9-year average life; and

•	$100 million of 5.05% senior notes due 2020, with a 9-year average life.
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
     The note purchase agreement contains covenants requiring our operating subsidiary to:
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
     The following table reflects our long-term non-cancelable contractual obligations as of June 30, 2006 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)	$345.60	$6.40	$21.92	$29.13	$28.26	$27.39	$232.50

(1)	The amounts indicated in the table include principal and interest due on our senior notes.
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
Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the first half of 2006 or 2005.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of June 30, 2006. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our property, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.
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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At June 30, 2006, we had outstanding $10.0 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $100,000, assuming the same principal amount remained outstanding over the next twelve months.
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

NATURAL RESOURCE PARTNERS L.P.
By: By:	NRP (GP) LP, its general partner GP NATURAL RESOURCE PARTNERS LLC, its general partner
Date: August 3, 2006

By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2006

By:	/s/ Dwight L. Dunlap
Dwight L. Dunlap,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 3, 2006

By:	/s/ Kenneth Hudson
Kenneth Hudson
Controller (Principal Accounting Officer)

Exhibit Index

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.