Form 10-Q
period 2006-09-30
NATURAL RESOURCE PARTNERS LP
filed 2006-11-02
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2006 there were outstanding 16,825,307 Common Units and 8,515,228 Subordinated Units.

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

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit information)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,784	$47,691
Accounts receivable	24,332	21,946
Accounts receivable – affiliate	59	6
Other	307	833

Total current assets	85,482	70,476
Land	12,461	14,123
Plant and equipment, net	25,070	5,924
Coal and other mineral rights, net	655,078	590,459
Loan financing costs, net	2,182	2,431
Other assets, net	1,095	1,583

Total assets	$781,368	$684,996

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable	$817	$677
Accounts payable – affiliate	183	88
Current portion of long-term debt	9,350	9,350
Accrued incentive plan expenses – current portion	5,326	1,105
Property, franchise and other taxes payable	3,991	4,138
Accrued interest	3,771	1,534

Total current liabilities	23,438	16,892
Deferred revenue	15,884	14,851
Accrued incentive plan expenses	3,680	5,395
Long-term debt	300,600	221,950
Partners’ capital:
Common units (outstanding: 16,825,307)	298,571	292,990
Subordinated units (outstanding: 8,515,228)	126,351	123,114
General partners’ interest	12,058	10,024
Holders of incentive distribution rights	1,549	582
Accumulated other comprehensive loss	(763)	(802)

Total partners’ capital	437,766	425,908

Total liabilities and partners’ capital	$781,368	$684,996

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
Revenues:
Coal royalties	$36,902	$34,267	$112,539	$104,754
Oil and gas royalties	853	1,056	3,500	2,126
Property taxes	1,532	1,552	4,827	4,533
Minimums recognized as revenue	633	431	1,254	1,365
Override royalties	283	487	767	1,311
Other	1,288	942	6,114	2,590

Total revenues	41,491	38,735	129,001	116,679
Operating costs and expenses:
Depreciation, depletion and amortization	7,009	8,221	22,098	24,725
General and administrative	3,475	3,527	11,010	10,001
Property, franchise and other taxes	2,142	1,954	6,486	5,738
Coal royalty and override payments	296	1,071	1,250	2,369

Total operating costs and expenses	12,922	14,773	40,844	42,833

Income from operations	28,569	23,962	88,157	73,846
Other income (expense)
Interest expense	(3,960)	(2,889)	(11,253)	(7,916)
Interest income	665	392	1,938	954

Net income	$25,274	$21,465	$78,842	$66,884

Net income attributable to:(1)
General partner	$2,641	$1,103	$6,989	$3,088

Other holders of incentive distribution rights	$1,150	$363	$2,914	$943

Limited partners	$21,483	$19,999	$68,939	$62,853

Basic and diluted net income per limited partner unit:
Common	$.85	$.79	$2.72	$2.48

Subordinated	$.85	$.79	$2.72	$2.48

Weighted average number of units outstanding:
Common	16,825	13,987	16,825	13,987

Subordinated	8,515	11,354	8,515	11,354

(1)	Net Income is allocated among the limited partners, the general partner and holders of the incentive distribution rights (IDRs) based upon their pro rata share of distributions. The IDRs are allocated 65% to the general partner and the remaining 35% to affiliates of the general partner. The IDRs allocated to the general partner are included in the net income attributable to the general partner.
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$78,842	$66,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,098	24,725
Non-cash interest charge	288	222
Gain from sale of assets	(2,634)	—
Change in operating assets and liabilities:
Accounts receivable	(2,439)	(3,022)
Other assets	525	285
Accounts payable	235	78
Accrued interest	2,237	2,554
Deferred revenue	1,033	(2,016)
Accrued incentive plan expenses	2,506	2,613
Property, franchise and other taxes payable	(147)	(382)

Net cash provided by operating activities	102,544	91,941

Cash flows from investing activities:
Acquisition of land, plant and equipment, coal and other mineral rights	(105,839)	(76,124)
Proceeds from sale of assets	4,761	—

Net cash used in investing activities	(101,078)	(76,124)

Cash flows from financing activities:
Proceeds from loans	103,000	106,000
Repayment of loans	(24,350)	(59,350)
Distributions to partners	(67,023)	(55,113)

Net cash provided by (used in) financing activities	11,627	(8,463)

Net increase in cash and cash equivalents	13,093	7,354
Cash and cash equivalents at beginning of period	47,691	42,103

Cash and cash equivalents at end of period	$60,784	$49,457

Supplemental cash flow information:
Cash paid during the period for interest	$8,702	$5,139

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for future periods.
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
Share-Based Payment
     The Partnership adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” effective January 1, 2006 using the modified prospective approach. Prior to 2006, awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R provides that grants must be accounted for using the fair value method, which requires us to estimate the fair value of the grant and charge the estimated fair value to expense over the service or vesting period of the grant. In addition, FAS 123R requires that we include estimated forfeitures in our periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant. FAS 123R required us to recognize the cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value previously recorded. Included in operating costs and expenses was a one time charge of $661,000 which represents the cumulative effect of adopting FAS 123R as of January 1, 2006. This adjustment had the impact of reducing net income per limited partner unit for the nine month period ended September 30, 2006 by $0.02. Application of FAS 123R to prior periods did not materially impact amounts previously presented.

3. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
Plant and equipment at cost	$7,626	$6,019
Construction work in progress	17,810	—
Less accumulated depreciation	(366)	(95)

Net book value	$25,070	$5,924

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$272	$—

4. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$819,853	$734,242
Less accumulated depletion and amortization	(164,775)	(143,783)

Net book value	$655,078	$590,459

	Nine months ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal interests	$21,337	$22,998

5. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
$175 million floating rate revolving credit facility, due October 2010	$63,000	$25,000
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	50,100	53,400
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	61,850	67,900
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	100,000	50,000

Total debt	309,950	231,300
Less – current portion of long term debt	(9,350)	(9,350)

Long-term debt	$300,600	$221,950

     At September 30, 2006, the Partnership had an outstanding balance of $63 million on its revolving credit facility, and the weighted average interest rate on the outstanding balance was 6.65%. The Partnership incurs a commitment fee on the revolving credit facility at rates ranging from 0.15% to 0.40% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of September 30, 2006.
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
7. Related Party Transactions
     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $0.2 million for each of the three month periods ended September 30, 2006 and 2005, and $0.6 million and for each of the nine month periods ended September 30, 2006 and 2005. These costs are reflected in general and administrative expenses in the accompanying statements of income. At September 30, 2006, the Partnership had accounts payable to Quintana Minerals Corporation of $0.1 million for general and administrative expenses.
     Western Pocahontas Properties Limited Partnership, a company also controlled by Corbin J. Robertson, Jr., provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $0.8 million and $0.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $2.4 million and $2.0 million for the nine month periods ended September 30, 2006 and 2005, respectively. These costs are reflected in general and administrative expenses in the accompanying statements of income. At September 30, 2006, the Partnership had accounts receivable from affiliates of $0.1 million related to amounts due for reimbursement of property taxes paid as well as accounts payable to affiliates of $0.1 million for amounts received by the Partnership from lessees for property taxes on behalf of Western Pocahontas Properties Limited Partnership.

8. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is it aware of, any material environmental charges imposed on it related to its properties as of September 30, 2006. The Partnership is not associated with any environmental contamination that may require remediation costs.
9. Major Lessees
     Coal royalty revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended				Nine months ended
	September 30,				September 30,
	2006		2005		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
		Dollars in thousands				Dollars in thousands
		(Unaudited)				(Unaudited)
Lessee A	$4,002	10%	$4,740	12%	$11,427	9%	$13,667	12%
Lessee B	5,886	14%	5,090	13%	17,257	13%	15,117	13%
Lessee C	3,106	7%	4,395	12%	10,265	8%	12,602	11%
10. Incentive Plans
     GP Natural Resource Partners LLC adopted the Natural Resource Partners Long-Term Incentive Plan (the “Long-Term Incentive Plan”) for directors of GP Natural Resource Partners LLC and employees of its affiliates who perform services for the Partnership. The compensation committee of GP Natural Resource Partners LLC’s board of directors administers the Long-Term Incentive Plan. Subject to the rules of the exchange upon which the common units are listed at the time, the board of directors and the compensation committee of the board of directors have the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.
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

     A summary of activity in the outstanding grants of Partnership units for the first nine months of 2006 are as follows:

Outstanding grants at the beginning of the period	211,931
Grants during the period	61,166
Grants vested and paid during the period	(13,947)
Forfeitures during the period	(1,540)

Outstanding grants at the end of the period	257,610

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 4.50% to 4.82% and 22.70% to 26.70%, respectively at September 30, 2006. The Partnership’s historic dividend rate of 5.58% was used in the calculation at September 30, 2006. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $0.8 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $3.3 million for the nine month periods ended September 30, 2006 and 2005, respectively, including $661,000 in the first quarter of 2006 related to the cumulative effect of the change in accounting method discussed above. In connection with the Long-Term Incentive Plans, cash payments of $0.8 million were paid during each of the nine month periods ended September 30, 2006 and 2005. The unaccrued cost associated with the outstanding grants at September 30, 2006 was $6.4 million.
11. Distributions
     On August 14, 2006, the Partnership paid a cash distribution equal to $0.82 per unit, or $3.28 on an annualized basis, to unitholders of record on August 1, 2006.
12. Subsequent Events
     On October 17, 2006, the Partnership announced a $0.03 per unit increase in its quarterly distribution to $0.85 per unit, or $3.40 per unit on an annualized basis. The distribution is payable on November 14, 2006 to unitholders of record on November 1, 2006.
     The Partnership also announced that effective at the close of business on November 14, 2006, as expected, there will be a mandatory and automatic conversion of one-third of the currently outstanding subordinated units traded under the ticker symbol NSP into common units traded under the ticker symbol NRP. Provided all terms of the conversion set forth in the partnership agreement have been met, the remaining subordinated units will convert into common units in mid-November 2007.

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
Executive Overview
     We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2005, we owned or controlled approximately two billion tons of proven and probable coal reserves in eleven states and we own coal reserves that run the entire length of the Appalachian coal chain. For the nine months ended September 30, 2006, approximately 57% of the coal produced from our properties came from underground mines and approximately 43% came from surface mines.
     We lease coal reserves under long-term leases that grant operators the right to mine and sell our coal reserves in exchange for royalty payments. As of September 30, 2006, our reserves were subject to 180 leases with 69 lessees. For the nine months ended September 30, 2006, our lessees produced 40.2 million tons of coal generating $112.5 million in coal royalty revenues from our properties and our total revenue was $129.0 million. Most of our coal is produced by large companies, many of which are publicly traded, with professional and experienced sales departments. A significant portion of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. However, over the long term, our coal royalty revenues are affected by changes in the market price of coal.
     Our revenue and profitability are dependent on our lessees’ ability to mine and sell our coal reserves. Generally, our lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal they sell, subject to minimum monthly, quarterly or annual payments. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in future periods. We do not recognize these minimum coal royalties as revenue until the applicable recoupment period has expired without recoupment or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on our balance sheet.
     As of December 31, 2005, approximately 57% of our reserves were low sulfur coal, including compliance coal, which constitutes approximately 35% of our total reserves. In 2005 and during 2006, we continued to diversify geographically by significantly expanding our presence in the high-sulfur regions of the Illinois Basin and Northern Appalachia, which we see as being the next regions that will experience increased coal production. We expect the Williamson Development property in Illinois to be one of our largest producing leases once it has reached full production, which we anticipate by late 2007. As utilities add scrubbers to existing power plants in response to more stringent environmental rules, and as new, more technologically advanced power plants are built, we expect to see an increased demand for mid- to high-sulfur coal. We believe that our recent acquisitions are an important step in our strategy to continue to diversify our assets, and that we are well-positioned to take advantage of future expansion opportunities in these regions.
     As a result of escalating coal prices over the last few years, we have received substantially higher royalties from our lessees, and our coal royalty revenue per ton has increased dramatically during that period. Over the past nine months, we have read reports that coal prices are softening and some have declined slightly following a mild winter and increased stockpiles at the utilities. To date, we have not seen these lower prices reflected in our financial results, largely because the bulk of our coal is sold by our lessees at previously contracted rates. We believe that although any weakness in pricing is temporary, in the near term prices will not return to the record high levels we have experienced over the last two years. As a result, we expect that our coal royalty revenue per ton will increase at a slower rate, if at all, over the next few years and that over the long-term a larger percentage of our future revenue growth will come from acquisitions of new reserves.
     For the nine months ended September 30, 2006, approximately 29% of our coal royalty revenues and 24% of the related production were from metallurgical coal, which was sold to steel companies in the eastern United States, South America, Europe and Asia. Prices of metallurgical coal have been substantially higher over the last two years and we expect them to remain at historically high levels for the remainder of 2006. Metallurgical coal, because of its unique chemical characteristics, is usually priced higher than steam coal. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and export markets.

     In addition to coal royalty revenues, we generated approximately 5% and 2% of our revenues for the nine months ended September 30, 2006 and 2005, respectively, from rentals; timber; and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property. These revenues are classified as “Other” revenues on our income statement and in 2006 include $2.6 million related to the sale of timber properties. The “Other” revenues also include revenues from coal preparation plants that we own and lease to third parties.
     In the third quarter, we entered into a memorandum of understanding with Sedgman USA, LLC under which we agreed to jointly identify and develop coal preparation plants. We will own the plants and lease them to Sedgman, who will operate the plants and pay us a monthly fee that will be the greater of a fixed price per ton or a percentage of the sales price of the coal, similar to our coal lease agreements. We have already acquired two facilities with Sedgman, and expect this arrangement to provide us with an additional platform for growth in the coal industry.
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
(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Unaudited)
Cash flow from operations	$33,384	$34,493	$102,544	$91,941
Less scheduled principal payments	—	—	(9,350)	(9,350)
Less reserves for future principal payments	(2,350)	(2,350)	(7,050)	(7,050)
Add reserves used for scheduled principal payments	—	—	9,400	9,400

Distributable cash flow	$31,034	$32,143	$95,544	$84,941

Acquisitions
     2006 Acquisitions
     Red Fox. On September 5, 2006, we closed the second acquisition under our memorandum of understanding with Sedgman USA, LLC for approximately $7.7 million, of which $3.0 million was paid at closing. The Red Fox preparation plant and coal handling facility is located near Bishop, West Virginia. The plant, which was completed in late October, will handle an estimated 20 million tons of coal reserves during its life. The initial $3.0 million payment paid at closing was funded through our credit facility. The remaining payments were funded with cash.
     Coal Mountain. On August 24, 2006, we closed the first acquisition under our memorandum of understanding with Sedgman USA, LLC for the Coal Mountain preparation plant, handling facility and rail load-out facility located near Baileysville, West Virginia. The preparation plant is still under construction, but the coal handling and rail load-out facility has been completed and is currently transloading coal. We expect that approximately 35 million tons of coal will be processed through this facility during its life. The total construction price for the facility will be $16.1 million, of which approximately $14.3 million was paid during the third quarter. These payments were funded primarily through our credit facility. The preparation plant and related funding will be completed during the fourth quarter of 2006.
     Williamson Development. On January 20, 2006 and August 15, 2006, we closed the second and third phases of the Williamson Development acquisition for $35 million each. We funded the January 20, 2006 acquisition with proceeds from the issuance of senior notes and the August 15, 2006 acquisition with borrowings under our credit facility.
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
Disposition
     Virginia Timber Properties. For the nine months ended September 30, 2006, we received total proceeds of $4.8 million and recorded a total gain of $2.6 million related to transactions involving the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. The final phase of this transaction is scheduled to close later in 2006.
Impact of Adoption of FAS 123R
     We adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment,” effective January 1, 2006 using the modified prospective approach. Prior to 2006, awards under our Long Term Incentive Plan have been accounted for on the intrinsic method under the provisions of APB No. 25. FAS 123R provides that grants must be accounted for using the fair value method, which requires us to estimate the fair value of the grant and charge the estimated fair value to expense over the service or vesting period of the grant. In addition, FAS 123R requires that we include estimated forfeitures in our periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant. FAS 123R required us to recognize the cumulative effect of the accounting change at the date of adoption based on the difference between the fair value of the unvested awards and the intrinsic value previously recorded. Included in operating costs and expenses was a one time charge of $661,000 which represents the cumulative effect of adopting FAS 123R as of January 1, 2006. This adjustment had the impact of reducing net income per limited partner unit for the nine month period ended September 30, 2006 by $0.02. Application of FAS 123R to prior periods did not materially impact amounts previously presented.

Results of Operations
Natural Resource Partners L.P.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$36,902	$34,267	$112,539	$104,754
Oil and gas royalties	853	1,056	3,500	2,126
Property taxes	1,532	1,552	4,827	4,533
Minimums recognized as revenue	633	431	1,254	1,365
Override royalties	283	487	767	1,311
Other	1,288	942	6,114	2,590

Total revenues	41,491	38,735	129,001	116,679
Operating costs and expenses:
Depreciation, depletion and amortization	7,009	8,221	22,098	24,725
General and administrative	3,475	3,527	11,010	10,001
Property, franchise and other taxes	2,142	1,954	6,486	5,738
Coal royalty and override payments	296	1,071	1,250	2,369

Total expenses	12,922	14,773	40,844	42,833

Income from operations	28,569	23,962	88,157	73,846
Other income (expense):
Interest expense	(3,960)	(2,889)	(11,253)	(7,916)
Interest income	665	392	1,938	954

Net income	$25,274	$21,465	$78,842	$66,884

Other Data:
Coal royalties
Appalachia
Northern	$2,292	$2,198	$8,330	$6,767
Central	24,568	21,950	74,953	70,022
Southern	5,471	7,098	16,088	18,455

Total Appalachia	32,331	31,246	99,371	95,244
Illinois Basin	808	956	4,465	3,356
Northern Powder River Basin	3,763	2,065	8,703	6,154

Total	$36,902	$34,267	$112,539	$104,754

Production (tons)
Appalachia
Northern	1,177	1,161	4,391	3,577
Central	7,873	7,792	24,050	24,989
Southern	1,395	1,667	4,256	4,665

Total Appalachia	10,445	10,620	32,697	33,231
Illinois Basin	368	624	2,507	2,198
Northern Powder River Basin	1,985	1,447	4,983	4,144

Total	12,798	12,691	40,187	39,573

Average gross royalty per ton
Appalachia
Northern	$1.95	$1.89	$1.90	$1.89
Central	3.12	2.82	3.12	2.80
Southern	3.92	4.26	3.78	3.96

Total Appalachia	3.10	2.94	3.04	2.87
Illinois Basin	2.20	1.53	1.78	1.53
Northern Powder River Basin	1.90	1.43	1.75	1.49

Total	$2.88	$2.70	$2.80	$2.65

Three months ended September 30, 2006 compared with three months ended September 30, 2005
     Revenues. For the three months ended September 30, 2006, coal royalty revenues were $36.9 million on 12.8 million tons of coal produced, compared to $34.3 million in coal royalty revenues on 12.7 million tons of coal produced for the third quarter of 2005, representing a 8% increase in coal royalty revenues and a 1% increase in production. Coal royalty revenues comprised approximately 89% and 88% of our total revenue for each of the three month periods ended September 30, 2006 and 2005, while property taxes, minimums recognized as revenue, override royalties and other, comprised the remaining 11% and 12% of our total revenue for those periods.
     The following is a breakdown of our major coal producing regions:
     Appalachia. Coal royalty revenues in Appalachia for the quarter ended September 30, 2006 were $32.3 million compared to $31.2 million for the same period in 2005, an increase of $1.1 million or 3%. For the quarter ended September 30, 2006, production in Appalachia was 10.4 million tons compared to 10.6 million tons for the same period in 2005, a decrease of 0.2 million tons or 2%. The Appalachian results by region are set forth below.
     Northern Appalachia. Coal royalty revenues increased 4% from $2.2 million for the quarter ended September 30, 2005 to $2.3 million for the quarter ended September 30, 2006. Production for each of the periods was nearly constant at 1.2 million tons. The properties acquired with the AFG acquisition generated coal royalty revenues of $1.1 million and production of 0.6 million tons. The property acquired in our Allegany County, Maryland acquisition generated coal royalty revenues of $234,000 and production of 90,000 tons. In addition to the properties acquired in the above acquisitions, the following properties experienced significant variances.
•	Sincell – production decreased from 615,000 tons to 101,000 tons and coal royalty revenues decreased from $937,000 to $178,000. The decreased tonnage was due to a greater proportion of production from the longwall unit being on adjacent property.

•	Stony River – production decreased from 118,000 tons to zero tons and coal royalty revenues decreased from $313,000 to zero due to the lessee idling production during bankruptcy proceedings.
     Central Appalachia. Production from our Central Appalachia properties increased slightly for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 from 7.8 million tons to 7.9 million tons, an increase of 1%. Due to generally higher sales prices, our coal royalty revenues from these properties increased 12% from $21.9 million to $24.6 million over those same periods. The results in Central Appalachia are a combination of increases and decreases over a number of properties, the most significant of which are described below.
•	VICC/Kentucky Land — production increased from 530,000 tons to 860,000 tons and coal royalty revenues increased from $1.7 million to $2.9 million. The increased production was due to an increase in tonnage from mines moving onto the property that more than offset mines moving off the property

•	Alpha/VICC — production increased from 1.6 million tons to 1.8 million tons and coal royalty revenues increased from $4.3 million to $5.3 million. The increased revenue was due to improved production from mines on the property and higher sales prices being realized by our lessees.

•	Plum Creek properties — production increased from 165,000 tons to 421,000 tons and coal royalty revenues increased from $462,000 to $1.5 million. The increased production was due primarily to mines in West Virginia increasing production from their start up levels in the previous year on the properties.

•	Pinnacle — production decreased from 807,000 tons to 582,000 tons and coal royalty revenues decreased from $2.8 million to $1.7 million. The decreased tonnage was due to a greater proportion of production from the mines being on adjacent property.

     Southern Appalachia. Our coal royalty revenues in Southern Appalachia decreased 23% from $7.1 million for the quarter ended September 30, 2005 to $5.5 million for the quarter ended September 30, 2006, as production decreased 16% from 1.7 million tons to 1.4 million tons over those same periods. The following properties contributed to these results.
•	Twin Pines/Drummond — production decreased from 233,000 tons to 159,000 tons and coal royalty revenues decreased from $2.1 million to $992,000. This decrease was partially due to one mine being temporarily idled during the quarter and lower per ton royalty being paid by the lessee under the terms of the lease on another mine.

•	BLC Properties — production decreased from 1.0 million tons to 875,000 tons and coal royalty revenues decreased from $3.4 to $3.1 million. The decrease was due to slightly reduced production and some temporary royalty reduction to one lessee to encourage mining in some areas of difficult geology and another lessee having more of its production on adjacent property.

•	Oak Grove — production decreased from 420,000 tons to 361,000 tons and coal royalty revenues decreased from $1.6 million to $1.4 million. The decreases were due to slightly lower production from the mine.
     Illinois Basin. Production in the Illinois Basin decreased 0.2 million tons or 41% from 0.6 million tons for the quarter ended September 30, 2005 to 0.4 million tons for the quarter ended September 30, 2006 and coal royalty revenues decreased $0.2 million or 15% from $1.0 million for the quarter ended September 30, 2005 to $0.8 million for the quarter ended September 30, 2006. The following properties experienced significant variances.
•	Hocking Wolford/Cummings — production decreased from 295,000 tons to 5,000 tons and coal royalty revenues decreased from $388,000 to $7,000. The decreases were due to production moving to adjacent property.

•	Sato/Trico — production increased from 329,000 tons to 363,000 tons and coal royalty revenues increased from $568,000 to $801,000. The increases were due to a slight increase in production from the mine and higher sales price received by our lessee.
     Northern Powder River Basin. Production from our Western Energy property increased 0.6 million tons or 43% from 1.4 million tons to 2.0 million tons and coal royalty revenues increased $1.7 million or 81% from $2.1 million to $3.8 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern and additional royalty revenue due to a positive price adjustment received by a lessee during the third quarter.
     Operating costs and expenses. For the quarter ended September 30, 2006, total expenses were $12.9 million, compared to $14.8 million for the third quarter of 2005, representing a decrease of $1.9 million, or 13%. Included in total expenses are:
•	Depletion and amortization of $7.0 million for the quarter ended September 30, 2006 compared to $8.2 million for the same period in 2005. Fluctuations in depletion are dependent on the depletion rates where coal is mined which can cause total depletion to be lower in periods where production is actually up;

•	General and administrative expenses for the third quarter of 2006 were approximately the same when compared to the same period for 2005; and

•	Property, franchise and other taxes were $2.1 million for the third quarter of 2006, compared to $2.0 million for the third quarter of 2005, an increase of $0.1 million, or 5%, due to an increase in franchise taxes for 2006, as well as taxes on additional properties acquired since last year.
     Interest Expense. For the quarter ended September 30, 2006, interest expense was $4.0 million compared to $2.9 million for 2005, an increase of $1.1 million. This increase is attributed to additional borrowings on our senior notes during the third quarter of 2005 and the first quarter of 2006, as well as larger outstanding balances on our credit facility.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005
     Revenues. For the nine months ended September 30, 2006, coal royalty revenues were $112.5 million on 40.2 million tons of coal produced, compared to $104.8 million in coal royalty revenues on 39.6 million tons of coal produced for the nine months ended September 30, 2005, representing a 7% increase in coal royalty revenues and a 2% increase in production. Coal royalty revenues comprised approximately 87% and 90% of our total revenue for each of the nine month periods ended September 30, 2006 and 2005, while property taxes, minimums recognized as revenue, override royalties and other, comprised the remaining 13% and 10% of our total revenue for those periods.
     The following is a breakdown of our major coal producing regions:
     Appalachia. As a result of higher prices in the Central Appalachia region, coal royalty revenues in Appalachia for the nine months ended September 30, 2006 were $99.4 million compared to $95.2 million for the same period in 2005, an increase of $4.2 million or 4%. For the nine months ended September 30, 2006, production in Appalachia was 32.7 million tons compared to 33.2 million tons for the same period in 2005, a decrease of 0.5 million tons or 2%. The Appalachian results by region are set forth below.
          Northern Appalachia. Primarily as a result of the acquisition of the AFG properties in 2005 and the Allegany County, Maryland property in 2006, our coal royalty revenues increased 22% from $6.8 million for the nine months ended September 30, 2005 to $8.3 million for the nine months ended September 30, 2006. Production increased 22% from 3.6 million tons to 4.4 million tons over the same periods. The properties acquired with the AFG acquisition generated coal royalty revenues of $4.7 million and production of 2.6 million tons and the Allegany County, Maryland property generated coal royalty revenues of $234,000 and production of 90,000 tons. These increases were partially offset by the following significant decreases.
•	Sincell — production decreased from 2.1 million tons to 594,000 tons and coal royalty revenues decreased from $3.6 million to $992,000. The decreased tonnage was due to a greater proportion of production from the longwall unit being on adjacent property.

•	Stony River — production decreased from 326,000 tons to 17,000 tons and coal royalty revenues decreased from $777,000 to $55,000 due to the lessee idling production during bankruptcy proceedings.
          Central Appalachia. Production from our Central Appalachia properties decreased 4% from 25.0 million tons for the nine months ended September 30, 2005 to 24.0 million tons for the nine months ended September 30, 2006. However, as a result of higher prices our coal royalty revenues from these properties increased 7% from $70.0 million to $75.0 million over those same periods. The results in Central Appalachia are a combination of increases and decreases over a number of properties, the most significant of which are described below.
•	VICC/Kentucky Land — production increased from 1.8 million tons to 2.7 million tons and coal royalty revenues increased from $5.9 million to $9.4 million. The increased production was due to an increase in tonnage from mines moving onto the property that more than offset mines moving off the property.

•	Lynch — production increased from 3.8 million tons to 3.9 million tons and coal royalty revenues increased from $8.5 million to $10.1 million.

•	VICC/Alpha — production increased from 4.9 million tons to 5.0 million tons and coal royalty revenues increased from $12.8 million to $15.0 million.

•	Kingston — production increased from 1.2 million tons to 1.4 million tons and coal royalty revenues increased from $3.3 million to $4.3 million. The increased tonnage was due to additional producing units being on our property and a new surface mine increasing production.

•	Plum Creek properties — production increased from 418,000 tons to 1.1 million tons and coal royalty revenues increased from $1.2 million to $3.4 million. The increased production and coal royalty revenues were due primarily to new mines in West Virginia increasing production on the properties over their earlier startup levels.

•	Pinnacle — production decreased from 2.2 million tons to 1.8 million tons and coal royalty revenues decreased from $8.1 million to $6.0 million. The decreases were primarily due to a greater proportion of production from the mines being on adjacent property and slightly lower prices being received by our lessee.

•	Eunice — production decreased from 2.2 million tons to 633,000 tons and coal royalty revenues decreased from $5.4 million to $2.2 million due to a greater proportion of production from both the longwall mine and the surface mine coming from adjacent property.

•	Eastern Kentucky Property— production decreased from 493,000 tons to 42,000 tons and coal royalty revenues decreased from $1.7 million to $186,000. The decreased production was due to the lessee temporarily idling the operation. We are currently working with the lessee and a possible replacement operator to resume production.
          Southern Appalachia. Our coal royalty revenues in Southern Appalachia decreased 15% from $18.5 million for the nine months ended September 30, 2005 to $16.1 million for the nine months ended September 30, 2006, as production decreased 9% from 4.7 million tons to 4.3 million tons over the same period. The following properties contributed to this decrease.
•	Twin Pines/Drummond — production increased from 475,000 tons to 480,000 tons and coal royalty revenues decreased from $4.1 million to $2.8 million. The decrease in coal royalty revenues was partially due to a temporary royalty reduction in the first half of the year and a lower per ton royalty being paid under the terms of the lease at one mine, as well as a temporary idling of another mine.

•	BLC Properties — production decreased from 2.9 million tons to 2.7 million tons and coal royalty revenues decreased from $9.9 million to $9.1 million. The decrease was due to slightly reduced production and some temporary royalty reduction to one lessee to encourage mining in some areas of difficult geology.

•	Oak Grove — production decreased from 1.2 million tons to 1.0 million tons and coal royalty revenues decreased from $4.5 million to $4.2 million. The decreases were due to slightly lower production from the mine.
     Illinois Basin. Production in the Illinois Basin increased 14% from 2.2 million tons for the nine months ended September 30, 2005 to 2.5 million tons for the nine months ended September 30, 2006 and coal royalty revenues increased 33% from $3.4 million for the nine months ended June 30, 2005 to $4.5 million for the nine months ended September 30, 2006. The following properties experienced significant variances.
•	Hocking Wolford/Cummings — production increased from 1.1 million tons to 1.4 million tons and coal royalty revenues increased from $1.5 million to $2.2 million. The increased tonnage was due to a greater proportion of the production being on our property and higher sales prices received by our lessee.

•	Sato/Trico — production remained nearly constant at 1.1 million tons and coal royalty revenues increased from $1.8 million to $2.3 million. The increase in coal royalty revenues was due to higher sales prices received by our lessee.
     Northern Powder River Basin. Production from our Western Energy property increased 0.9 million tons or 22% from 4.1 million tons to 5.0 million tons and coal royalty revenues increased $2.5 million or 40% from $6.2 million to $8.7 million. These increases were due to the typical variations in production resulting from the checkerboard ownership pattern and additional royalty revenues attributable to a positive price adjustment received by a lessee during the third quarter.
     Other revenues. Included in other revenues are two related sales of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sales of $4.8 million, resulting in a gain of $2.6 million. A final related sale in the amount of approximately $1.5 million to $2.0 million is expected to close in the fourth quarter of 2006.
     Operating costs and expenses. For the nine months ended September 30, 2006, total expenses were $40.8 million, compared to $42.8 million for the first nine months of 2005, representing a decrease of $2.0 million, or 5%. Included in total expenses are:
•	Depletion and amortization of $22.1 million for the nine months ended September 30, 2006 compared to $24.7 million for the same period in 2005, representing a decrease of $2.6 million. Fluctuations in depletion are dependent on the depletion rates where coal is mined which can cause total depletion to be lower in periods where production is actually up;

•	General and administrative expenses of $11.0 million for the first three quarters of 2006, compared to $10.0 million for the nine months ended September 30, 2005, an increase of $1.0 million, or 10%. The increase in general and administrative expenses is attributable to additional expenses required to manage a larger portfolio of properties as well as an increase in incentive compensation accrual partially attributable to the adoption of FAS 123R; and

•	Property, franchise and other taxes of $6.5 million for the first nine months of 2006, compared to $5.7 million for the same period of 2005, an increase of $0.8 million, or 14%, due to an increase in franchise taxes for 2006, as well as taxes on additional properties acquired since last year.
     Interest Expense. For the nine months ended September 30, 2006, interest expense was $11.3 million compared to $7.9 million for 2005, an increase of $3.4 million. This increase is attributed to the additional issuance of senior notes during the third quarter of 2005 and the first quarter of 2006, as well as higher outstanding balances on our credit facility.
Related Party Transactions
Partnership Agreement
     Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.0 million and $0.8 million for the three month periods ended September 30, 2006 and 2005, respectively, and $3.0 million and $2.5 million for the nine month periods ended September 30, 2006 and 2005, respectively.
Liquidity and Capital Resources
Cash Flows and Capital Expenditures
     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility, the issuance of our senior notes and the issuance of additional common units and cash. We believe that cash generated from our operations, combined with the availability under our credit facility and the proceeds from the issuance of debt and equity, will be sufficient to fund working capital, capital expenditures and future acquisitions. Our ability to satisfy debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect the amount of cash we generate from our operations, please read “Item 1A – Risk Factors” in this Form 10-Q and our Form 10-K for the year ended December 31, 2005. Our capital expenditures, other than for acquisitions, have historically been minimal.
     Net cash provided by operations for the nine months ended September 30, 2006 and 2005 was $102.5 million and $91.9 million, respectively. Substantially all of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the nine months ended September 30, 2006 was $101.1 million compared to $76.1 million for the same period in 2005. The 2006 results include the funding of the second and third phase of the Williamson Development acquisition for $70 million, the James River acquisition for $10.85 million, the Allegany County acquisition for $5.5 million, the Red Fox preparation plant and loadout for $5.2 million and the Coal Mountain preparation plant and loadout for $14.3 million. These acquisitions were partially offset by the proceeds from the sale of our Virginia timber assets and related surface tracts for $4.8 million. The 2005 results include the acquisition of coal reserves from Plum Creek Timber Company, Inc. for $21.3 million, Williamson Development phase one for $35 million, Dolphin preparation plant and loadout for $6.0 million and the acquisition of the Area F/Lexington coal reserves for $13.5 million.

     Net cash provided by financing activities for the nine months ended September 30, 2006 was $11.6 million compared to $8.4 million used for financing for the same period a year ago. In the nine months ended September 30, 2006, we issued $50.0 million of 5.05% senior notes to fund the second phase of the Williamson Development acquisition for $35 million and repaid $15 million on our credit facility. We also made our annual principal payment of $9.35 million on our senior notes. In addition, we borrowed $53 million on our credit facility to fund acquisitions made during the year as well as funding the final phase of the Williamson Development acquisition. In the nine months ended September 30, 2005, we borrowed $56.0 million on our revolving credit facility to fund acquisitions and subsequently repaid $50.0 million of the revolving credit facility with the issuance of $50.0 million in new 5.05% senior notes. In addition to the repayment of the revolving credit facility, we paid $9.35 million in principal payments on our senior notes. We also paid distributions to our partners of $67.0 million in the first half of 2006 compared to $55.1 million for the same period in 2005.
Contractual Obligations and Commercial Commitments
     At September 30, 2006, our debt consisted of:
•	$63 million outstanding under our $175 million revolving credit facility that matures in October 2010;

•	$50.1 million of 5.55% senior notes due 2023;

•	$61.85 million of 4.91% senior notes due 2018;

•	$35 million of 5.55% senior notes due 2013; and

•	$100 million of 5.05% senior notes due 2020.
     Credit Facility. Our $175 million revolving credit facility expires in 2010. We have the option to increase the limit up to $300 million at any time during the term of the facility. Our obligations under the credit facility are unsecured but are guaranteed by our operating subsidiaries. We may prepay all loans at any time without penalty. Indebtedness under the revolving credit facility bears interest, at our option, at either:
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
     The note purchase agreement contains covenants requiring our operating subsidiary to:
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and
•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

     The following table reflects our long-term non-cancelable contractual obligations as of September 30, 2006 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (including current maturities)	$343.10	$3.90	$21.92	$29.13	$28.26	$27.39	$232.50

(1)	The amounts indicated in the table include principal and interest due on our senior notes.
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
Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the first nine months of 2006 or 2005.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of September 30, 2006. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our property, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.

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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At September 30, 2006, we had outstanding $63.0 million in variable interest rate debt. If LIBOR rates were to increase by 100 basis points, annual interest expense would increase by $630,000, assuming the same principal amount remained outstanding over the next twelve months.
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

Date: November 2, 2006

	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2006

	By:	/s/ Dwight L. Dunlap
Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: November 2, 2006

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