Form 10-Q
period 2007-03-31
NATURAL RESOURCE PARTNERS LP
filed 2007-05-03
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
At May 3, 2007 there were outstanding 52,453,590 Common Units, 11,353,634 Subordinated Units and 1,083,912 Class B Units. The Class B Units are not publicly traded.

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
     You should not put undue reliance on any forward-looking statements. Please read “Item 1A Risk Factors” in this Form 10-Q and our Form 10-K for the year ended December 31, 2006 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$55,617	$66,044
Restricted cash	6,242	—
Accounts receivable, net of allowance for doubtful accounts	27,113	23,357
Accounts receivable – affiliate	337	21
Other	791	1,411

Total current assets	90,100	90,833
Land	24,522	17,781
Plant and equipment, net	49,069	29,615
Coal and other mineral rights, net	1,012,948	798,135
Intangible assets, net	107,027	—
Loan financing costs, net	3,223	2,197
Other assets, net	1,207	932

Total assets	$1,288,096	$939,493

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$3,837	$1,041
Accounts payable – affiliate	691	105
Current portion of long-term debt	9,542	9,542
Accrued incentive plan expenses – current portion	3,224	5,418
Property, franchise and other taxes payable	4,727	4,330
Accrued interest	3,412	3,846

Total current liabilities	25,433	24,282
Deferred revenue	24,555	20,654
Asset retirement obligation	39	—
Accrued incentive plan expenses	3,578	4,579
Long-term debt	465,099	454,291
Partners’ capital:
Common units	641,357	338,912
Subordinated units	81,965	83,772
Class B units	27,825	—
General partners’ interest	17,873	12,138
Holders of incentive distribution rights	1,110	1,616
Accumulated other comprehensive loss	(738)	(751)

Total partners’ capital	769,392	435,687

Total liabilities and partners’ capital	$1,288,096	$939,493

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
Revenues:
Coal royalties	$40,973	$39,110
Aggregate royalties	1,745	—
Coal processing fees	918	—
Transportation fees	461	—
Oil and gas royalties	1,258	1,719
Property taxes	2,228	1,749
Minimums recognized as revenue	454	371
Override royalties	1,018	303
Other	1,152	3,276

Total revenues	50,207	46,528
Operating costs and expenses:
Depreciation, depletion and amortization	11,752	7,853
General and administrative	6,634	4,115
Property, franchise and other taxes	3,101	2,245
Transportation costs	43	—
Coal royalty and override payments	286	691

Total operating costs and expenses	21,816	14,904

Income from operations	28,391	31,624
Other income (expense)
Interest expense	(7,327)	(3,618)
Interest income	817	518

Net income	$21,881	$28,524

Net income attributable to:
General partner(1)	$2,819	$2,095

Other holders of incentive distribution rights(1)	$1,283	$821

Limited partners	$17,779	$25,608

Basic and diluted net income per limited partner unit:
Common	$0.28	$0.51

Subordinated	$0.28	$0.51

Class B	$0.28	$—

Weighted average number of units outstanding:
Common	50,893	33,651

Subordinated	11,354	17,030

Class B	1,048	—

(1)	Other holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$21,881	$28,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,752	7,853
Non-cash interest charge	94	100
Gain on sale of timber assets	—	(2,176)
Change in operating assets and liabilities:
Accounts receivable	(4,072)	(4)
Other assets	221	268
Accounts payable and accrued liabilities	198	37
Accrued interest	(434)	1,906
Deferred revenue	3,901	(632)
Accrued incentive plan expenses	(3,195)	371
Property, franchise and other taxes payable	397	403

Net cash provided by operating activities	30,743	36,650

Cash flows from investing activities:
Acquisition of land, plant and equipment, coal and other mineral rights	(13,972)	(35,000)
Current payable assumed in business combination	1,154	—
Proceeds from sale of timber assets	—	3,932
Cash placed in restricted accounts	(6,242)	—

Net cash used in investing activities	(19,060)	(31,068)

Cash flows from financing activities:
Proceeds from loans	237,000	50,000
Deferred financing costs	(1,107)	—
Repayment of loans	(226,192)	(15,000)
Distributions to partners	(34,126)	(20,905)
Contribution by general partner	2,315	—

Net cash provided by or (used in) financing activities	(22,110)	14,095

Net increase (decrease) in cash and cash equivalents	(10,427)	19,677
Cash and cash equivalents at beginning of period	66,044	47,691

Cash and cash equivalents at end of period	$55,617	$67,368

Supplemental cash flow information:
Cash paid during the period for interest	$7,648	$1,600

Non-cash investing activities:
Units issued in business combinations	$343,622	$—
Liability assumed in business combination	1,950	—
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for future periods.
     You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2006 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.
     The Partnership engages principally in the business of owning, managing and leasing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. The Partnership does not operate any mines. The Partnership leases coal reserves through its wholly owned subsidiary, NRP (Operating) LLC, (“NRP Operating”), to experienced mine operators under long-term leases that grant the operators the right to mine the Partnership’s coal reserves in exchange for royalty payments. The Partnership’s lessees are generally required to make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed royalty per ton of coal sold, in addition to a minimum payment.
     The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.
2. Summary of Significant Accounting Policies
Reclassification
     Certain reclassifications have been made to the prior year’s financial statements to conform to current year classifications.
Business Combinations
     For purchase acquisitions accounted for as a business combination, the Partnership is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets. In addition, purchase acquisitions may result in goodwill, which is subject to ongoing periodic impairment testing based on the fair value of net assets acquired compared to the carrying value of goodwill. Changes in acquisition multiples, the overall interest rate environment, or the continuing operations of the assets acquired could have a significant impact on the periodic impairment testing. For additional discussion concerning our valuation of intangible assets, see Note 6, “Intangible Assets.”
3. Significant Acquisitions
     The following briefly describes the Partnership’s acquisition activity for the three months ended March 31, 2007:
•	Westmoreland. On February 27, 2007, the Partnership acquired an overriding royalty on 225 million tons of coal in the Powder River Basin from Westmoreland Coal Company for $12.7 million in cash. The reserves are located in the Rocky Butte Reserve in Wyoming.

•	Dingess-Rum. On January 16, 2007, the Partnership acquired 92 million tons of coal reserves and approximately 33,700 acres of surface and timber in Logan, Clay and Nicholas Counties in West Virginia from Dingess-Rum Properties, Inc. As consideration for the acquisition, the Partnership issued 4,800,000 common units to Dingess-Rum.

•	Cline. On January 4, 2007, the Partnership acquired 49 million tons of coal reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, it acquired transportation assets and related infrastructure at those mines. As consideration for the transaction the Partnership issued 7,826,160 common units and 1,083,912 Class B units representing limited partner interests in NRP.
     The Dingess-Rum and Cline acquisitions were accounted for as business combinations and, in the case of the Cline transaction, the purchase price exceeded the value of the identified tangible and intangible assets acquired, resulting in $15.8 million of goodwill being recorded as intangible assets on the accompanying balance sheets. The Cline transaction provides, in addition to other factors, a strategic opportunity to acquire additional royalty and transportation revenue on currently developed properties, as well as on properties developed by Cline in the future.
     The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed for each of the transactions accounted for as a business combination during the three months ended March 31, 2007:

	Dingess-Rum	Cline
	(In thousands)
Land, plant and equipment	$7,935	$19,155
Coal and other mineral rights	105,573	107,064
Intangible assets, except goodwill		91,344
Goodwill		15,817

Equity consideration	113,396	230,226
Transaction costs and liabilities assumed	112	3,154
     The Partnership is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the quarter ended March 31, 2007 that were accounted for as business combinations and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known or other information related to the fair value of consideration is received.
     The Cline transaction included the acquisition of four entities, all of which were in the start up phase and none of which had conducted operations or generated material amounts of revenue or operating cost prior to acquisition. Total net operating losses of the four entities from startup through December 31, 2006 were $0.3 million. In the Dingess-Rum transaction, the Partnership acquired a group of assets from an entity that was formed for purposes of the transaction. That entity did not operate the assets acquired. Therefore, unaudited pro forma information of prior periods is not presented as it would not differ materially from the historic operations of the Partnership.
4. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
Plant and equipment at cost	$50,656	$30,266
Accumulated depreciation	(1,587)	(651)

Net book value	$49,069	$29,615

	Three months ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$936	$82

5. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,195,653	$970,342
Less accumulated depletion and amortization	(182,705)	(172,207)

Net book value	$1,012,948	$798,135

	Three months ended
	March 31,
	2007	2006
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral interests	$10,523	$7,609

6. Intangible Assets
     During January 2007, the Partnership completed an acquisition in which certain intangible assets were identified related to the royalty and lease rates of contracts acquired when compared to the estimate of current market rates for similar contracts. The estimated fair value of the above-market rate contracts was determined based on the present value of future cash flow projections related to the underlying coal reserves and transportation infrastruture acquired.

	As of March 31, 2007
	(In thousands)
	(Unaudited)
	Gross Carrying	Accumulated
	Amount	Amortization
Finite-lived intangible assets
Above market transportation contracts	$68,236	$(96)
Above market coal leases	23,108	(38)

	$91,344	$(134)

Indefinite-lived intangible assets
Goodwill	$15,817

Aggregate amortization expense
For the three months ended March 31, 2007	$134
     Amortization expense related to these contract intangibles is based upon the production and sales of coal from acquired reserves and the number of tons of coal transported using the transportation infrastructure. The estimates of expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense
For remainder of year ended December 31, 2007	$3,788
For year ended December 31, 2008	7,095
For year ended December 31, 2009	7,076
For year ended December 31, 2010	7,418
For year ended December 31, 2011	7,577
For year ended December 31, 2012	7,855

7. Two-For-One Limited Partner Unit Split
     On March 6, 2007 the Board of Directors approved a two-for-one split for all of the Partnership’s outstanding units. The unit split was to be effective for unitholders at the close of business on April 9, 2007 and entitled them to receive one additional unit for each unit held at that date. The additional units were distributed on April 18, 2007.
     At March 31, 2007, the Partnership had 51,953,590 common units, 11,353,634 subordinated units and 1,083,912 Class B units outstanding, after giving impact to the two-for-one split effective in April. In addition, all unit and per unit information in the accompanying financial statements, including distributions per unit, have been adjusted to retroactively reflect the impact of the two-for-one split.
8. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$—	$214,000
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	50,100	50,100
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	61,850	61,850
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	100,000	100,000
5.82% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2010, maturing in March 2024	225,000	—
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,691	2,883

Total debt	474,641	463,833
Less – current portion of long term debt	(9,542)	(9,542)

Long-term debt	$465,099	$454,291

     On March 28, 2007, the Partnership completed an amendment and extension of its $300 million revolving credit facility. The amendment extends the term of the credit facility by two years to 2012 and lowers the borrowing costs and commitment fees. The amendment also includes an option to increase the credit facility at least twice a year up to a maximum of $450 million under the same terms, as well as an annual option to extend the term by one year.
     The Partnership also issued $225 million in 5.82% senior notes on March 28, 2007, with semi-annual interest payments in March and September and scheduled principal payments beginning March 2010. The Partnership used the proceeds to pay down its credit facility.
     At March 31, 2007, the Partnership had no outstanding balance on its revolving credit facility. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.15% to 0.40% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of March 31, 2007.

9. Net Income Per Unit Attributable to Limited Partners
     Net income per unit attributable to limited partners is based on the weighted-average number of common, subordinated and Class B units outstanding during the period and is allocated in the same ratio as quarterly cash distributions are made. Net income per unit attributable to limited partners is computed by dividing net income attributable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding. All per unit amounts have been restated to reflect the two-for-one split of limited partner units.
10. Related Party Transactions
     Quintana Minerals Corporation, a company controlled by Corbin J. Robertson, Jr., Chairman and CEO of GP Natural Resource Partners LLC, provided certain administrative services to the Partnership and charged it for direct costs related to the administrative services. Total expenses charged to the Partnership under this arrangement were $0.3 million and $0.2 million for the three month periods ended March 31, 2007 and 2006, respectively. These costs are reflected in general and administrative expenses in the accompanying statements of income. At March 31, 2007, the Partnership also had accounts payable to affiliates of $0.1 million, which includes general and administrative expense payable to Quintana Minerals Corporation.
     Western Pocahontas Properties Limited Partnership provides certain administrative services for the Partnership. Total expenses charged to the Partnership under this arrangement were $1.0 million and $0.8 million for the three month periods ended March 31, 2007 and 2006, respectively. These costs are reflected in general and administrative expenses in the accompanying statements of income.
Transactions with Cline Related Companies
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves and transportation equipment from the Partnership. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in the general partner of the Partnership, as well as 7,826,160 common units and 1,083,912 Class B units in the Partnership. At March 31, 2007, the Partnership had accounts receivable totaling $0.2 million for fees charged for transportation services. In the first quarter of 2007, the Partnership had total revenue of $0.7 million from Williamson Energy, LLC.
     Gatling, LLC, also a company controlled by Chris Cline, leases coal reserves and transportation equipment from the Partnership. At March 31, 2007, the Partnership had accounts receivable totaling $0.2 million for coal royalties and fees charged for transportation services. In the first quarter of 2007, the Partnership had revenue of $0.4 million from Gatling, LLC.
11. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of March 31, 2007. The Partnership is not associated with any environmental contamination that may require remediation costs.

12. Major Customers
     Revenues from major lessees or other customers that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three months ended
	March 31,
	2007		2006
	Revenues	Percent	Revenues	Percent
	Dollars in thousands
	(Unaudited)
Lessee A	$6,684	13%	$1,275	3%
Lessee B	5,739	11%	5,841	13%
13. Incentive Plans
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
     Under the plan a grantee will receive the market value of a common unit in cash upon vesting. Market value is defined as the average closing price over the last 20 trading days prior to the vesting date. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines, including the vesting period. Outstanding grants vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the board of directors terminates for any reason, outstanding grants will be automatically forfeited unless and to the extent the compensation committee provides otherwise.
     A summary of activity in the outstanding grants for the first three months of 2007 are as follows:

Outstanding grants at the beginning of the period	515,220
Grants during the period	162,752
Grants vested and paid during the period	(176,504)
Forfeitures during the period	(400)

Outstanding grants at the end of the period	501,068

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 4.31% to 4.68% and 21.36% to 25.02%, respectively at March 31, 2007. The Partnership’s historic dividend rate of 5.95% was used in the calculation at March 31, 2007. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $2.4 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Included in the first quarter of 2006, was $661,000 related to the cumulative effect of the change in accounting method for the adoption of FAS 123R. In connection with the Long-Term Incentive Plans, cash payments of $5.6 million and $0.7 million were paid during each of the three month periods ended March 31, 2007 and 2006, respectively. The unaccrued cost associated with the outstanding grants at March 31, 2007 was $10.8 million.
14. Distributions
     On February 14, 2007, the Partnership paid a cash distribution equal to $0.4400 per unit, or $1.76 on an annualized basis, to unitholders of record on February 1, 2007.

15. Subsequent Events
Acquisitions
     Mettiki – On April 3, 2007, the Partnership acquired approximately 35 million tons of coal reserves in Grant and Tucker Counties in Northern West Virginia for total consideration of 500,000 common units and approximately $10.2 million in cash. The assets were acquired from Western Pocahontas Properties Limited Partnership under the Partnership’s omnibus agreement. Western Pocahontas Properties has retained an overriding royalty interest on approximately 16 million tons of non-permitted reserves, which will be offered to the Partnership at the time those reserves are permitted.
Distributions
     On April 19, 2007, the Partnership declared a first quarter 2007 distribution of $0.455 per unit on all common, subordinated and Class B units, an increase of $0.015 in its quarterly distribution. This equates to an annualized distribution of $1.82 per unit. The distribution will be paid on May 14, 2007 to unitholders of record on May 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on February 28, 2007.
Executive Overview
     Our Business
     We engage principally in the business of owning, managing and leasing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. Coal produced from our properties is burned in electric power plants located east of the Mississippi River and in Montana and Minnesota. As of December 31, 2006, we owned or controlled approximately 2.1 billion tons of proven and probable coal reserves in eleven states. For the quarter ended March 31, 2007, approximately 55% of the coal produced from our properties came from underground mines and approximately 45% came from surface mines. As of December 31, 2006, approximately 60% of our reserves were low sulfur coal.
     We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments. As of March 31, 2007, our reserves were subject to 187 leases with 69 lessees. For the quarter ended March 31, 2007, our lessees produced 13.5 million tons of coal generating $41.0 million in coal royalty revenues from our properties, and our total revenues were $50.2 million. Most of our coal is produced by large companies, many of which are publicly traded, with professional and sophisticated sales departments. A significant portion of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. However, over the long term, our coal royalty revenues are affected by changes in the market price of coal.
     Our revenue and profitability are dependent on our lessees’ ability to mine and market our coal reserves. Generally, our lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed royalty per ton of coal they sell, subject to minimum monthly, quarterly or annual payments. These minimum royalties are generally recoupable over a specified period of time (usually three to five years) if sufficient royalties are generated from coal production in those future periods. We do not recognize these minimum coal royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on our balance sheet.
     Appalachian Properties
     Coal royalty revenues from our Appalachian properties represented 90% of our total coal royalty revenues for the quarter ended March 31, 2007, and thus a significant portion of our total revenue is dependent upon Appalachian coal prices. Coal prices are based on supply and demand, specific coal characteristics, economics of alternative fuel, and overall domestic and international economic conditions. Coal prices began to decline during 2006 with a relatively mild summer and higher utility stockpiles, but recently we have seen signs of prices beginning to firm and, in some cases, increase over the fourth quarter. In addition, because our lessees generally contract to sell our coal for terms of one year or longer, we have not seen any negative impact on the royalty per ton that we received from our Appalachian properties over the last year.
     Although we view the price environment in Appalachia as moving in a positive direction over the remainder of 2007, the recent federal court decision in West Virginia has created significant regulatory uncertainty in the coal industry. In Ohio Valley Environmental Coalition v. United States Army Corps of Engineers, Judge Robert Chambers concluded the Corps failed to comply with the Clean Water Act and the National Environmental Policy Act when it approved four individual Clean Water Act permits for subsidiaries of Massey Energy. The Court remanded the permits to the Corps for “reconsideration” in light of the Court’s opinion. It also enjoined the Massey subsidiaries from all activities authorized under those permits. One of the revoked permits related to our Camp Branch property that we acquired in the Dingess-Rum acquisition. Judge Chambers subsequently ruled that Massey could continue to mine the reserves from the properties and use the valley fills pending the reconsideration of the permits by the Corps. Nevertheless, if the ruling is ultimately upheld on appeal, it could have long-term implications for the future of surface mining in Appalachia as well as our coal royalty revenues derived from that region.

     Metallurgical Coal Revenues
     For the quarter ended March 31, 2007, approximately 28% of our coal royalty revenues and 22% of the related production were from metallurgical coal, which was sold to steel companies in the eastern United States, South America, Europe and Asia. Prices of metallurgical coal have been substantially higher than steam coal over the last two years, and we expect them to remain at high levels in 2007 as well. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and export markets.
     Integration of New Acquisitions; Increased Diversity of Properties
     The lower prices in the coal market over the last year have caused a number of our lessees to reduce their production, which has in turn affected the coal royalty revenues that we have received. In addition, even though prices have begun to increase, most of our lessees will not be able to appreciably increase production from current levels due to a number of constraints, including an increase in the cost of mining coal, increased customer stockpiles, a shortage of labor, permitting issues and rail transportation problems. As a result, we believe that a larger percentage of our future revenue growth will come from acquisitions of new reserves. In that regard, we have successfully closed a number of acquisitions over the past year that we believe will have substantial benefits to the partnership over the long-term. In particular, as utilities have begun to install scrubbers in a number of their existing and new coal-fired power plants, we have made a concerted effort to acquire higher sulfur coal reserves in the Illinois Basin and Northern Appalachia.
     In the first quarter, however, the properties acquired in the Cline acquisition are behind schedule in ramping up to full production. We are still confident that these projects will be large positive contributors to our revenues by the end of the year. Similarly, one of the longwall mines acquired in the Dingess-Rum acquisition encountered some bad geology in the first quarter, which contributed to lower than expected production. We anticipate this mine will return to full operation, and remain optimistic about the addition of these reserves to our Central Appalachian portfolio.
     Other Sources of Revenues; New Platforms for Growth
     We generated approximately 18% of our first quarter revenues from other sources, compared to 16% for the same period in 2006. Our recently acquired aggregate reserves near DuPont, Washington have outperformed our initial expectations and represented 3% of our first quarter 2007 revenues. We are actively trying to acquire additional aggregate reserves. In addition, our coal processing and transportation infrastructure assets in West Virginia and Illinois remain a small portion of our total revenues, but this platform has significant potential for growth. We also continue to evaluate opportunities in connection with our memorandum of understanding with Taggart Global.
     Other revenues also include rentals; royalties on oil and gas and coalbed methane leases; timber; overriding royalty arrangements; coal processing fees; and wheelage payments, which are toll payments for the right to transport third-party coal over or through our property.
     Distributable Cash Flow
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
(In thousands)

	For the quarter ended
	March 31,
	(Unaudited)
	2007	2006
Cash flow from operations	$30,743	$36,650
Less reserves for future principal payments	(2,400)	(2,350)

Distributable cash flow	$28,343	$34,300

Acquisitions
     We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.
2007 Acquisitions
     Mettiki. On April 3, 2007, we acquired approximately 35 million tons of coal reserves in Grant and Tucker Counties in Northern West Virginia for total consideration of 500,000 NRP common units and approximately $10.2 million in cash. The assets were acquired from Western Pocahontas Properties under our omnibus agreement. Western Pocahontas Properties Limited Partnership has retained an overriding royalty interest on approximately 16 million tons of non-permitted reserves, which will be offered to NRP at the time those reserves are permitted.
     Westmoreland. On February 27, 2007, we acquired an overriding royalty on 225 million tons of coal in the Powder River Basin from Westmoreland Coal Company for $12.7 million. The reserves are located in the Rocky Butte Reserve in Wyoming.
     Dingess-Rum. On January 16, 2007, we acquired 92 million tons of coal reserves and approximately 33,700 acres of surface and timber in Logan, Clay and Nicholas Counties in West Virginia from Dingess-Rum Properties, Inc. As consideration for the acquisition, we issued 4,800,000 common units to Dingess-Rum.
     Cline. On January 4, 2007, we acquired 49 million tons of reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, we acquired transportation assets and related infrastructure at those mines. As consideration for the transaction we issued 7,826,160 common units and 1,083,912 Class B units representing limited partner interests in NRP. Through its affiliate Adena Minerals, LLC, The Cline Group received a 22% interest in our general partner and in the incentive distribution rights of NRP in return for providing NRP with the exclusive right to acquire additional reserves, royalty interests and certain transportation infrastructure relating to future mine developments by The Cline Group. Simultaneous with the closing of this transaction, we signed a definitive agreement to purchase the coal reserves and transportation infrastructure at Cline’s Gatling Ohio complex. This transaction will close upon commencement of coal production, which is currently expected to occur in 2008. At the time of closing, NRP will issue Adena 4,560,000 additional Class B units, and the general partner of NRP will issue Adena an additional 9% interest in the general partner and the incentive distribution rights.
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

Results of Operations
Natural Resource Partners L.P.

	Three months ended
	March 31,
	2007	2006
	(In thousands, except per ton data)
	(Unaudited)
Revenues:
Coal royalties	$40,973	$39,110
Aggregate royalties	1,745	—
Coal process fees	918	—
Transportation fees	461	—
Oil and gas royalties	1,258	1,719
Property taxes	2,228	1,749
Minimums recognized as revenue	454	371
Override royalties	1,018	303
Other	1,152	3,276

Total revenues	50,207	46,528
Operating costs and expenses:
Depreciation, depletion and amortization	11,752	7,853
General and administrative	6,634	4,115
Property, franchise and other taxes	3,101	2,245
Transportation costs	43	—
Coal royalty and override payments	286	691

Total expenses	21,816	14,904

Income from operations	28,391	31,624
Other income (expense):
Interest expense	(7,327)	(3,618)
Interest income	817	518

Net income	$21,881	$28,524

Other Data:
Coal royalties
Appalachia
Northern	$2,588	$3,307
Central	30,429	25,842
Southern	4,039	5,484

Total Appalachia	37,056	34,633
Illinois Basin	1,114	1,953
Northern Powder River Basin	2,803	2,524

Total	$40,973	$39,110

Production (tons)
Appalachia
Northern	1,283	1,732
Central	9,291	8,195
Southern	1,033	1,426

Total Appalachia	11,607	11,353
Illinois Basin	502	1,162
Northern Powder River Basin	1,401	1,500

Total	13,510	14,015

Average gross royalty per ton
Appalachia
Northern	$2.02	$1.91
Central	3.28	3.15
Southern	3.91	3.85

Total Appalachia	3.19	3.05
Illinois Basin	2.22	1.68
Northern Powder River Basin	2.00	1.68

Total	$3.03	$2.79

Aggregates:
Production	1,341	—
Average gross royalty	$1.18	—

Three months ended March 31, 2007 compared with three months ended March 31, 2006
     Revenues. For the three months ended March 31, 2007, coal royalty revenues were $41.0 million on 13.5 million tons of coal produced, compared to $39.1 million in coal royalty revenues on 14.0 million tons of coal produced for the first quarter of 2006, representing a 4.8% increase in coal royalty revenues and a 4% decrease in production. Coal royalty revenues comprised approximately 82% and 84% of our total revenue for each of the three month periods ended March 31, 2007 and 2006.
     The following is a breakdown of our major coal producing regions:
     Appalachia. As a result of acquisitions completed since the end of the first quarter of 2006 and slightly higher prices, coal royalty revenues in Appalachia for the quarter ended March 31, 2007 were $37.1 million compared to $34.6 million for the same period in 2006, an increase of $2.5 million or 7.2%. For the quarter ended March 31, 2007, production in Appalachia was 11.6 million tons compared to 11.4 million tons for the same period in 2006, a decrease of 0.2 million tons or 2%. The Appalachian results by region are set forth below.
     Northern Appalachia. Coal royalty revenues decreased 22% from $3.3 million for the three months ending March 21, 2006 to $2.6 million for the three months ended March 31, 2007 and production decreased 26% from 1.7 million tons to 1.3 million tons over the same periods. The decreased production and revenue was in part offset by acquisitions completed since the end of the first quarter of 2006. Coal royalty revenues attributable to those acquisitions were $0.5 million and production was 0.2 million tons.
     Central Appalachia. Coal royalty revenues for the three months ended March 31, 2007 increased 18% from $25.8 million to $30.4 million for the three months ended March 31, 2006 and production increased 13% from 8.2 million to 9.3 million for the same periods. Coal royalty revenues attributable to acquisitions completed since the end of the first quarter of 2006 were $8.6 million and production was 2.4 million tons. Offsetting the production from these acquisitions, mining on our Pinnacle and VICC/Kentucky Land properties moved to adjacent properties, resulting in reduced coal royalty revenues of approximately $3.0 million for the current quarter.
     Southern Appalachia. Our coal royalty revenues in Southern Appalachia decreased 27% from $5.5 million for the quarter ended March 31, 2006 to $4.0 million for the quarter ended March 31, 2007, as production decreased 28% from 1.4 million tons to 1.0 million tons over those same periods because our major lessees on our Twin Pines/Drummond and BLC Properties had more production coming from adjacent property.
     Illinois Basin. Coal royalty revenues in the Illinois Basin for the quarter ended March 31, 2007 were $1.1 million compared to $2.0 million for the same period in 2006, a decrease of $0.9 million or 45%. For the quarter ended March 31, 2007, production in the Illinois Basin was 0.5 million tons compared to 1.2 tons for the same period in 2006, a decrease of 0.7 million tons or 57%. Coal royalty revenues attributable to our Williamson and James River acquisitions since the end of the first quarter of 2006 were $0.5 million and production was 0.2 million tons. This increase was offset by the reduction in production and coal royalty revenues on our Hocking Wolford/Cummings property as the lessee on that property mined adjacent reserves.
     Northern Powder River Basin. Production from our Western Energy property decreased 0.1 million tons or 6.7% from 1.5 million tons to 1.4 million tons but coal royalty revenues increased $0.3 million or 12% from $2.5 million to $2.8 million. The slight decrease in production was more than offset by the higher sales prices received by our lessee.
     Aggregates Royalty Revenues, Reserves and Production. In December 2006, we acquired aggregate reserves located in DuPont, Washington. For the quarter ended March 31, 2007, we recorded $1.7 million in royalty revenues from aggregates.
     Coal Transportation and Processing Revenues. In the second half of 2006, we acquired two preparation plants and coal handling facilities under our memorandum of understanding with Taggart Global. Together with a third coal preparation plant and rail load-out facility that we acquired in Greenbrier County, West Virginia in 2005, these facilities generated approximately $0.9 million in coal processing fees for the quarter ended March 31, 2007. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities.
     In addition to our preparation plants, as part of the January 2007 Cline transaction, we acquired coal handling and transportation infrastructure associated with the Gatling mining complex in West Virginia and beltlines and rail load-out facilities associated with

Williamson Energy’s Pond Creek No. 1 mine in Illinois. We also entered into an agreement to purchase the transportation infrastructure as well as the reserves at Cline’s Gatling Ohio complex. This complex is located in Meigs County, Ohio directly across the river from Cline’s West Virginia operation. In contrast to our typical royalty structure, we are operating the coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We anticipate that these assets will contribute significant revenues to NRP in future years. We generated approximately $0.5 million in transportation fees from these assets in the first quarter of 2007.
     Oil and gas royalties. Revenue from our oil and gas producing properties was $1.3 million compared to $1.7 million for the same period last year. The decrease of $0.4 million or 24% is primarily due to lease bonus payments received in the first quarter of 2006.
     Other revenues. Included in other revenues for the quarter ended March 31, 2006 is the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sale of $3.9 million, resulting in a gain of $2.2 million. This closing represents the first and largest of three related transactions. The remaining two transactions closed in the second and third quarters of 2006.
     Operating costs and expenses. For the quarter ended March 31, 2007, total expenses were $21.8 million, compared to $14.9 million for the first quarter of 2006, representing an increase of $6.9 million, or 46%. Included in total expenses are:
•	Depletion and amortization of $11.8 million, or $3.9 million over first quarter last year due to acquisitions made during the fourth quarter of 2006 and first quarter of 2007.

•	General and administrative expenses of $6.6 million for the first quarter of 2007, compared to $4.1 million for the first quarter of 2006, an increase of $2.5 million, or 61% due predominately to accruals on long-term incentive plans and additional staff added to handle NRP’s latest acquisitions.

•	Property, franchise and other taxes of $3.1 million for the first quarter of 2007, compared to $2.2 million for the first quarter of 2006, an increase of $0.9 million, or 41%, due to taxes on additional properties we have acquired.
     Interest Expense. For the quarter ended March 31, 2007, interest expense was $7.3 million compared to $3.6 million for 2006, an increase of $3.7 million. This increase is attributed to additional borrowings on our credit facility and the issuance of senior notes used to fund acquisitions 2006 and the first quarter of 2007.
Related Party Transactions
Partnership Agreement
     Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.3 million and $1.0 million for the three month periods ended March 31, 2007 and 2006, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves and transportation equipment from us. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in our general partner of the Partnership, as well as 7,826,160 common units and 1,083,912 Class B units. At March 31, 2007, we had accounts receivable totaling $0.2 million for fees charged for transportation services. For the first quarter of 2007, we had total revenue of $0.7 million from Williamson Energy, LLC.
     Gatling, LLC, also a company controlled by Chris Cline, leases coal reserves and transportation equipment from us. At March 31, 2007, we had accounts receivable totaling $0.2 million for coal royalties and fees charged for transportation services. For the first quarter of 2007, we had total revenue of $0.4 million from Gatling, LLC.

Liquidity and Capital Resources
Cash Flows and Capital Expenditures
     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions through borrowings under our revolving credit facility, the issuance of our senior notes and the issuance of additional common units and cash. We believe that cash generated from our operations, combined with the availability under our credit facility and the proceeds from the issuance of debt and equity, will be sufficient to fund working capital, capital expenditures and future acquisitions. Our ability to satisfy debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect the amount of cash we generate from our operations, please read “Item 1A – Risk Factors” in this Form 10-Q and our Form 10-K for the year ended December 31, 2006. Our capital expenditures, other than for acquisitions, have historically been minimal.
     Net cash provided by operations for the three months ended March 31, 2007 and 2006 was $30.7 million and $36.7 million, respectively. Substantially all of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the three months ended March 31, 2007 was $19.1 million compared to $31.1 million for the same period in 2006. Results for the quarter ending March 31, 2007 include $12.7 for the acquisition of the Westmoreland overriding interest, offset by the assumption of an account payable in connection with the Cline business combination in which we received the cash to fund the obligation. We placed $6.2 million in a restricted cash account to terminate the tenancy in common agreement in connection with the Cline business combination. The 2006 results include the funding of the second phase of the Williamson Development acquisition for $35 million partially offset by the proceeds from the sale of our Virginia timber assets and related surface tracts for $3.9 million.
     Net cash provided by financing activities for the three months ended March 31, 2007 was $22.1 million compared to $14.1 million for the same period a year ago. In the first quarter of 2007 we borrowed $12.0 million on our revolving credit facility to purchase the Westmoreland overriding interest and we issued $225 million in senior notes and used the proceeds to pay down the balance on the credit facility. As a part of the Dingess Rum acquisition we received $2.3 million in cash from our General Partner to maintain it’s 2% interest. In the three months ended March 31, 2006, we issued $50.0 million of senior notes to fund the second phase of the Williamson Development acquisition for $35 million and to repay $15 million on our credit facility. In addition to these transactions, we also paid distributions to our partners of $34.1 million in the first quarter of 2007 compared to $20.9 million for the same period in 2006.
Contractual Obligations and Commercial Commitments
     At March 31, 2007, our debt consisted of:
•	$35 million of 5.55% senior notes due 2013, with a 9-year average life;

•	$61.85 million of 4.91% senior notes due 2018, with a 7.5-year average life;

•	$100 million of 5.05% senior notes due 2020, with a 9-year average life;

•	$2.7 million of 5.31% utility local improvement obligation due 2021;

•	$50.1 million of 5.55% senior notes due 2023, with a 10-year average life; and

•	$225 million of 5.82% senior notes due 2024, with a 10-year average life.
     Credit Facility. In March 2007, we completed an amendment and extension of our $300 million revolving credit facility. The amendment extends the term of the credit facility by two years to 2012 and lowers the borrowing costs and commitment fees. The amendment also includes an option to increase the credit facility up to a maximum of $450 million under the same terms.
     Our obligations under the credit facility are unsecured but are guaranteed by our operating subsidiaries. We may prepay all loans at any time without penalty. Indebtedness under the revolving credit facility bears interest, at our option, at either:

•	the higher of the federal funds rate plus an applicable margin ranging from 0% to 0.50% or the prime rate as announced by the agent bank; or

•	at a rate equal to LIBOR plus an applicable margin ranging from 0.45% to 1.50%.
     We incur a commitment fee on the unused portion of the revolving credit facility at a rate ranging from 0.15% to 0.40% per annum.
     The credit agreement contains covenants requiring us to maintain:
•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) of 3.75 to 1.0 for the four most recent quarters; provided however, if during one of those quarters we have made an acquisition, then the ratio shall not exceed 4.0 to 1.0 for the quarter in which the acquisition occurred and (1) if the acquisition is in the first half of the quarter, the next two quarters or (2) if the acquisition is in the second half of the quarter, the next three quarters; and

•	a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) of 4.0 to 1.0 for the four most recent quarters.
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
     The note purchase agreement contains covenants requiring our operating subsidiary to:
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
     The following table reflects our long-term non-cancelable contractual obligations as of March 31, 2007 (in millions):

	Payments due by period(1)
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (including current maturities)	$704.6	$26.3	$42.6	$41.7	$55.8	$54.0	$484.2

(1)	The amounts indicated in the table include principal and interest due on our senior notes, as well as the utility local improvement obligation related to our property in DuPont, Washington.
Two-for-One Limited Partner Unit Split
     On April 18, 2007, we completed a two-for-one split of all of our limited partner units. Accordingly, all unit and per unit amounts reported in this quarterly report reflect the split.
Shelf Registration Statement
     On December 23, 2003, we and our operating subsidiaries jointly filed a $500 million “universal shelf” registration statement with the Securities and Exchange Commission for the proposed sale of debt and equity securities. Securities issued under this registration statement may be in the form of common units representing limited partner interests in Natural Resource Partners or debt securities of NRP or any of our operating subsidiaries. The registration statement also covers, for possible future sales, up to 1,347,430 common units held by Great Northern Properties Limited Partnership. In November 2004, Great Northern Properties sold 600,000 common units in a private placement. We did not and will not receive any proceeds from the sale of common units by Great Northern Properties.

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
Inflation
     Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the first quarter of 2007 or 2006.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of March 31, 2007. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our property, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.
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

Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At March 31, 2007, we had no outstanding variable interest rate debt.
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

Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Cline Transaction
     As previously reported in its Current Reports on Form 8-K filed December 15, 2006 and January 4, 2007, Natural Resource Partners L.P. (the “Partnership”) entered into a Contribution Agreement (by and among the Partnership, NRP (GP) LP, the general partner of the Partnership (the “General Partner”), NRP (Operating) LLC, a wholly owned subsidiary of the Partnership, Foresight Reserves LP and Adena Minerals, LLC (“Adena”) pursuant to which the Partnership, through Operating, acquired from Adena four entities that own approximately 49 million tons of coal reserves in West Virginia and Illinois, as well as associated transportation and infrastructure assets at those mines. The reserves consisted of 37 million tons at Adena’s Gatling mining operation in Mason County, West Virginia and 12 million tons adjacent to reserves currently owned by the Partnership at Adena affiliate Williamson Energy’s Pond Creek No. 1 mine in Southern Illinois. As consideration, Adena received 7,826,160 common units and 1,083,912 Class B units representing limited partner interests in the Partnership and a 22% interest in the General Partner and in the Partnership’s outstanding incentive distribution rights. Adena and Foresight are affiliates of The Cline Group, a private coal company that controls over 3 billion tons of coal reserves in the Illinois and Northern Appalachian coal basins.
     The Class B units delivered by the Partnership as part of the consideration for the transactions are a new class of limited partnership interests in the Partnership that will be converted to regular common units upon the approval of the Partnership’s unitholders (other than Adena and its affiliates). The Class B units are subordinate to the regular common units, but senior to the subordinated units, with respect to cash distributions (and in liquidation) and will be entitled to 110% of the cash distributions per common unit if they have not been converted to common units six months following the closing of the transactions contemplated by the Second Contribution Agreement or September 30, 2008, whichever occurs first. The Class B units are not listed for trading on the New York Stock Exchange.
     The common units and Class B units were offered and issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
     The Partnership entered into a Second Contribution Agreement on January 4, 2007. Pursuant to the terms of the Second Contribution Agreement, the Partnership will issue to Adena 4,560,000 Class B units (unless the Partnership has received unitholder approval to issue common units, in which case the Partnership will issue 4,560,000 common units) at the Second Closing. The Class B units have been offered and will be issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
Dingess-Rum Transaction
     As previously reported in its Current Reports on Form 8-K filed December 20, 2006 and January 16, 2007, the Partnership entered into a Contribution Agreement by and among the Partnership, WPP LLC, a wholly owned subsidiary of the Partnership, and Dingess-Rum Properties, Inc. pursuant to which the Partnership, through WPP LLC, acquired from Dingess-Rum approximately 92 million tons of coal reserves in West Virginia, as well as surface and timber on approximately 33,700 acres. As consideration, Dingess-Rum received 4,800,000 common units representing limited partner interests in the Partnership. The common units have been offered and issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number		Description
2.1	—	Second Contribution Agreement, dated January 4, 2007, by and among Foresight Reserves LP, Adena Minerals, LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 4, 2007).

2.2	—	Amendment No. 1 to Second Contribution Agreement, dated April 18, 2007, by and among Natural Resource Partners L.P., NRP (GP) LP, NRP (Operating) LLC, Foresight Reserves LP and Adena Minerals, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 19, 2007).

2.3	—	Purchase and Sale Agreement, dated April 2, 2007, by and among Natural Resource Partners L.P., WPP LLC and Western Pocahontas Properties Limited Partnership (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 3, 2007).

3.1	—	Fourth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2007).

3.2	—	Third Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 4, 2007).

4.1	—	Second Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of January 4, 2007 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on January 4, 2007).

4.2	—	Third Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated April 18, 2007 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 19, 2007).

4.3	—	Second Supplement to Note Purchase Agreements, dated as of March 28, 2007 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2007).

4.4	—	Second Amendment, dated as of March 28, 2007, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 29, 2007).

4.5	—	Form of Series E Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 29, 2007).

10.1	—	Second Amendment to Credit Agreement, dated as of March 2, 2007, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2007).

Exhibit
Number		Description
10.2	—	Amended and Restated Credit Agreement, dated as of March 28, 2007, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2007).

10.3	—	Restricted Business Contribution Agreement, dated January 4, 2007, by and among Christopher Cline, Foresight Reserves LP, Adena Minerals, LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2007).

10.4	—	Investor Rights Agreement, dated January 4, 2007, by and among NRP (GP) LP, GP Natural Resource Partners LLC, Robertson Coal Management and Adena Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 4, 2007).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
By: NRP (GP) LP, its general partner
By: GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 3, 2007	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2007
	By:	/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 3, 2007	By:	/s/ Kenneth Hudson

Kenneth Hudson
Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit
Number		Description
2.1	—	Second Contribution Agreement, dated January 4, 2007, by and among Foresight Reserves LP, Adena Minerals, LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 4, 2007).

2.2	—	Amendment No. 1 to Second Contribution Agreement, dated April 18, 2007, by and among Natural Resource Partners L.P., NRP (GP) LP, NRP (Operating) LLC, Foresight Reserves LP and Adena Minerals, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 19, 2007).

2.3	—	Purchase and Sale Agreement, dated April 2, 2007, by and among Natural Resource Partners L.P., WPP LLC and Western Pocahontas Properties Limited Partnership (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 3, 2007).

3.1	—	Fourth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2007).

3.2	—	Third Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 4, 2007).

4.1	—	Second Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of January 4, 2007 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on January 4, 2007).

4.2	—	Third Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated April 18, 2007 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 19, 2007).

4.3	—	Second Supplement to Note Purchase Agreements, dated as of March 28, 2007 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2007).

4.4	—	Second Amendment, dated as of March 28, 2007, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 29, 2007).

4.5	—	Form of Series E Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 29, 2007).

10.1	—	Second Amendment to Credit Agreement, dated as of March 2, 2007, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2007).

Exhibit
Number		Description
10.2	—	Amended and Restated Credit Agreement, dated as of March 28, 2007, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2007).

10.3	—	Restricted Business Contribution Agreement, dated January 4, 2007, by and among Christopher Cline, Foresight Reserves LP, Adena Minerals, LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2007).

10.4	—	Investor Rights Agreement, dated January 4, 2007, by and among NRP (GP) LP, GP Natural Resource Partners LLC, Robertson Coal Management and Adena Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 4, 2007).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.