Form 10-Q
period 2007-09-30
NATURAL RESOURCE PARTNERS LP
filed 2007-11-02
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2007 there were outstanding 53,537,502 Common Units and 11,353,634 Subordinated Units.

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

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,377	$66,044
Restricted cash	6,240	—
Accounts receivable, net of allowance for doubtful accounts	30,003	23,357
Accounts receivable – affiliate	1,009	21
Other	237	1,411

Total current assets	91,866	90,833
Land	24,532	17,781
Plant and equipment, net	61,650	29,615
Coal and other mineral rights, net	1,004,081	798,135
Intangible assets, net	111,179	—
Loan financing costs, net	3,202	2,197
Other assets, net	825	932

Total assets	$1,297,335	$939,493

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$2,550	$1,041
Accounts payable – affiliate	368	105
Current portion of long-term debt	17,234	9,542
Accrued incentive plan expenses – current portion	4,260	5,418
Property, franchise and other taxes payable	4,634	4,330
Accrued interest	3,680	3,846

Total current liabilities	32,726	24,282
Deferred revenue	31,461	20,654
Asset retirement obligation	39	—
Accrued incentive plan expenses	5,599	4,579
Long-term debt	473,057	454,291
Partners’ capital:
Common units	661,094	338,912
Subordinated units	78,701	83,772
General partners’ interest	15,418	12,138
Holders of incentive distribution rights	(48)	1,616
Accumulated other comprehensive loss	(712)	(751)

Total partners’ capital	754,453	435,687

Total liabilities and partners’ capital	$1,297,335	$939,493

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenues:
Coal royalties	$44,378	$36,902	$126,084	$112,539
Aggregate royalties	2,096	—	5,785	—
Coal processing fees	1,374	203	3,404	203
Transportation fees	1,000	—	2,306	—
Oil and gas royalties	1,388	853	3,924	3,500
Property taxes	2,963	1,532	7,836	4,827
Minimums recognized as revenue	913	633	1,698	1,254
Override royalties	953	283	2,994	767
Other	1,301	1,085	3,639	5,911

Total revenues	56,366	41,491	157,670	129,001
Operating costs and expenses:
Depreciation, depletion and amortization	13,045	7,009	37,324	22,098
General and administrative	3,687	3,475	15,880	11,010
Property, franchise and other taxes	3,993	2,142	10,618	6,486
Transportation costs	79	—	149	—
Coal royalty and override payments	246	296	914	1,250

Total operating costs and expenses	21,050	12,922	64,885	40,844

Income from operations	35,316	28,569	92,785	88,157
Other income (expense)
Interest expense	(7,124)	(3,960)	(21,584)	(11,253)
Interest income	736	665	2,239	1,938

Net income	$28,928	$25,274	$73,440	$78,842

Net income attributable to:
General partner(1)	$4,119	$2,641	$10,012	$6,989

Other holders of incentive distribution rights(1)	$1,907	$1,150	$4,602	$2,914

Limited partners	$22,902	$21,483	$58,826	$68,939

Basic and diluted net income per limited partner unit:
Common	$0.35	$0.42	$0.91	$1.36

Subordinated	$0.35	$0.42	$0.91	$1.36

Weighted average number of units outstanding:
Common	53,537	33,651	53,009	33,651

Subordinated	11,354	17,030	11,354	17,030

(1)	Other holders of the incentive distribution rights (IDRs) include the WPP Group (25%) and NRP Investment LP (10%). The net income allocated to the general partner includes the general partner’s portion of the IDRs (65%).
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$73,440	$78,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,324	22,098
Non-cash interest charge	326	288
Gain on sale of timber assets	—	(2,634)
Change in operating assets and liabilities:
Accounts receivable	(7,634)	(2,439)
Other assets	883	525
Accounts payable and accrued liabilities	(217)	235
Accrued interest	(166)	2,237
Deferred revenue	10,807	1,033
Accrued incentive plan expenses	(138)	2,506
Property, franchise and other taxes payable	304	(147)

Net cash provided by operating activities	114,929	102,544

Cash flows from investing activities:
Acquisition of land, plant and equipment, coal and other mineral rights	(40,068)	(105,839)
Proceeds from sale of timber assets	—	4,761
Cash placed in restricted accounts	(6,240)	—

Net cash used in investing activities	(46,308)	(101,078)

Cash flows from financing activities:
Proceeds from loans	262,400	103,000
Deferred financing costs	(1,292)	—
Repayment of loans	(235,942)	(24,350)
Distributions to partners	(108,099)	(67,023)
Contribution by general partner	2,645	—

Net cash (used in) provided by financing activities	(80,288)	11,627

Net increase (decrease) in cash and cash equivalents	(11,667)	13,093
Cash and cash equivalents at beginning of period	66,044	47,691

Cash and cash equivalents at end of period	$54,377	$60,784

Supplemental cash flow information:
Cash paid during the period for interest	$21,379	$8,702

Non-cash investing activities:
Units issued in business combinations	$350,741	$—
Liability assumed in business combination	1,989	—
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for future periods.
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
2. Summary of Significant Accounting Policies
Reclassification
     In the current year financial statements, the Partnership has added a line item for coal processing revenues and has conformed the prior year’s financial statements to reclassify certain revenues as coal processing revenues rather than as other income.
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
New Accounting Standard
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Partnership has not yet determined the impact on its financial statements of adopting SFAS No. 159 effective January 1, 2008.

3. Significant Acquisitions
     The following briefly describes the Partnership’s acquisition activity for the nine months ended September 30, 2007:
•	Cheyenne Resources. On August 20, 2007, the Partnership acquired a rail load-out facility and rail spur from Cheyenne Resources for $5.5 million. This facility is located in Perry County, Kentucky.

•	Mid-Vol Coal Preparation Plant. On May 21, 2007, the Partnership signed an agreement for the construction of a coal preparation plant, coal handling infrastructure and a rail load-out facility under its memorandum of understanding with Taggart Global USA, LLC. Consideration for the facility, located near Eckman, WV, is estimated to be approximately $16.2 million, of which $10.3 million has been paid for construction costs incurred to date.

•	Mettiki. On April 3, 2007, the Partnership acquired approximately 35 million tons of coal reserves in Grant and Tucker Counties in Northern West Virginia for total consideration of 500,000 common units and approximately $10.2 million in cash. The assets were acquired from Western Pocahontas Properties Limited Partnership under the Partnership’s omnibus agreement. Western Pocahontas Properties retained an overriding royalty interest on approximately 16 million tons of non-permitted reserves, which will be offered to the Partnership at the time those reserves are permitted.

•	Westmoreland. On February 27, 2007, the Partnership acquired an overriding royalty on 225 million tons of coal in the Powder River Basin from Westmoreland Coal Company for $12.7 million in cash. The reserves are located in the Rocky Butte Reserve in Wyoming.

•	Dingess-Rum. On January 16, 2007, the Partnership acquired 92 million tons of coal reserves and approximately 33,700 acres of surface and timber in Logan, Clay and Nicholas Counties in West Virginia from Dingess-Rum Properties, Inc. As consideration for the acquisition, the Partnership issued 4,800,000 common units to Dingess-Rum.

•	Cline. On January 4, 2007, the Partnership acquired 49 million tons of coal reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, it acquired transportation assets and related infrastructure at those mines. As consideration for the transaction the Partnership issued 7,826,160 common units and 1,083,912 Class B units representing limited partner interests in NRP. The Class B units were converted to common units during the second quarter.
     The Dingess-Rum and Cline acquisitions were accounted for as business combinations. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company continued the process of identifying and valuing the assets received in the transaction and refining the value of the consideration exchanged. Among other changes, this process resulted in the identification of certain additional intangible assets related to future revenue and an increase in the discount percentage applied to the common units issued as consideration. The impact of the changes resulted in an increase in finite-lived intangible assets and the elimination of the amount of goodwill recorded during the first quarter based on the initial valuation.
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

     The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed for each of the transactions accounted for as a business combination as of September 30, 2007:

	Dingess-Rum	Cline
	(In thousands)
	(Unaudited)
Land, plant and equipment	$7,935	$17,783
Coal and other mineral rights	105,573	94,463
Other assets	—	72
Intangible assets	—	111,960

Equity consideration	113,396	221,089
Transaction costs and liabilities assumed	112	3,189
4. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
Plant and equipment at cost	$65,128	$30,266
Accumulated depreciation	(3,478)	(651)

Net book value	$61,650	$29,615

	Nine months ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$2,827	$272

5. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,209,531	$970,342
Less accumulated depletion and amortization	(205,450)	(172,207)

Net book value	$1,004,081	$798,135

	Nine months ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral interests	$33,243	$21,337

6. Intangible Assets
     During January 2007, the Partnership completed a business combination in which certain intangible assets were identified related to the royalty and lease rates of contracts acquired when compared to the estimate of current market rates for similar contracts. The estimated fair value of the above-market rate contracts was determined based on the present value of future cash flow projections related to the underlying coal reserves and transportation infrastructure acquired. In addition, in the second quarter, as part of the continuing identification of the assets acquired and refining the value of the consideration exchanged in the transaction, other intangible assets related to future revenues from the contractual rights to an area of mutual interest were identified, quantified and recorded. Amounts recorded as intangible assets along with the balances and accumulated amortization at September 30, 2007 are reflected in the table below.

	As of September 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
	(In thousands)
	(Unaudited)
Finite-lived intangible assets
Above market transportation contracts	$80,525	$604
Above market coal leases	25,132	177
Contractual rights to an area of mutual interest	6,303	—

	$111,960	$781

     Amortization expense related to these contract intangibles was $332,000 and $781,000 for the three-month and nine-month periods ended September 30, 2007 and is based upon the production and sales of coal from acquired reserves and the number of tons of coal transported using the transportation infrastructure. The estimates of expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense (In thousands)
For remainder of year ended December 31, 2007	$332
For year ended December 31, 2008	7,095
For year ended December 31, 2009	7,076
For year ended December 31, 2010	7,418
For year ended December 31, 2011	7,577
For year ended December 31, 2012	7,855
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

8. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$25,000	$214,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	55,800	61,850
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	100,000	100,000
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,691	2,883
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	46,800	50,100
5.82% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2010, maturing in March 2024	225,000	—

Total debt	490,291	463,833
Less – current portion of long term debt	(17,234)	(9,542)

Long-term debt	$473,057	$454,291

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
     At September 30, 2007, the Partnership had a $25.0 million outstanding balance on its revolving credit facility. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of September 30, 2007.
9. Net Income Per Unit Attributable to Limited Partners
     Net income per unit attributable to limited partners is based on the weighted-average number of units outstanding during the period and is allocated in the same ratio as quarterly cash distributions are made. Net income per unit attributable to limited partners is computed by dividing net income attributable to limited partners, after deducting the general partner’s 2% interest and incentive distributions, by the weighted-average number of limited partnership units outstanding. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding. All per unit amounts have been restated to reflect the two-for-one split of limited partner units.
     On May 22, 2007, the 1,083,912 Class B units issued in connection with the Cline acquisition were converted to common units, after which there were no Class B units outstanding. Net income per unit at March 31 and June 30, 2007 included a separate presentation for Class B units. For those periods, the Class B units participated in distributions and earnings on the same basis as the Partnership’s common units. For purposes of presentation of earnings per unit for the three and nine-month periods ended September 30, 2007, the Class B units are reflected as incremental common units outstanding since January 4, 2007, the date of issuance.

10. Related Party Transactions
Reimbursements to Affiliates of its General Partner
     The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the Partnership’s agreement, its general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. All direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by its general partner and its affiliates. Reimbursements to affiliates of the Partnership’s general partner may be substantial and will reduce the cash available for distribution to unitholders.
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.2 million and $1.0 million for the three month periods ended September 30, 2007 and 2006, respectively and $3.8 million and $3.0 million for the nine month periods ended September 30, 2007 and 2006, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from the Partnership, and the Partnership provides transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in the Partnership’s general partner and in the incentive distribution rights of the Partnership, as well as 8,910,072 common units. At September 30, 2007, the Partnership had accounts receivable totaling $0.2 million from Williamson. For the three and nine month periods ended September 30, 2007, the Partnership had total revenue of $1.0 million and $2.2 million from Williamson. In addition, the Partnership also received $4.0 million in advance minimum royalty payments that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from the Partnership and the Partnership provides transportation services to Gatling for a fee. At September 30, 2007, the Partnership had accounts receivable totaling $0.3 million from Gatling. For the three and nine month periods ended September 30, 2007, the Partnership had total revenue of $0.8 million and $1.9 million from Gatling, LLC. In addition, the Partnership also received $4.2 million in advance minimum royalty payments that have not been recouped.
Quintana Energy Partners, L.P.
     In 2006, Corbin J. Robertson, Jr. formed Quintana Energy Partners, L.P., or QEP, a private equity fund focused on investments in the energy business. In connection with the formation of QEP, the Partnership’s general partner’s board of directors adopted a conflicts policy that establishes the opportunities that will be pursued by NRP and those that will be pursued by QEP. For a more detailed description of this policy, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence” in the Partnership’s Form 10-K.
     In February 2007, QEP acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. The Partnership currently has a memorandum of understanding with Taggart pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. The Partnership will own and lease the plants to Taggart, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, the Partnership has acquired three facilities under this agreement with Taggart, and for the three and nine month periods ended September 30, 2007, the Partnership received total revenue of $0.8 million and $1.9 million, respectively from Taggart. At September 30, 2007, the Partnership had accounts receivable totaling $0.4 million from Taggart.
     In July 2007, QEP acquired a controlling interest in Kopper-Glo Fuel, Inc., a coal operating company that is one of the Partnership’s lessees. For the three and nine month periods ended September 30, 2007, we had total revenue of $0.4 million and $1.4 million from Kopper-Glo, and at September 30, 2007, the Partnership had accounts receivable totaling $0.1 million from Kopper-Glo.

11. Commitments and Contingencies
Gatling Ohio Commitment
     The Partnership has signed a definitive agreement to purchase the coal reserves and transportation infrastructure at Cline’s Gatling Ohio complex. This transaction will close upon commencement of coal production, which is currently expected to occur in 2008. At the time of closing, the Partnership will issue to Adena Minerals 4,560,000 additional units, and the general partner of the Partnership will issue to Adena Minerals an additional 9% interest in the general partner and the incentive distribution rights.
Legal
     The Partnership is involved, from time to time, in various other legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of September 30, 2007. The Partnership is not associated with any environmental contamination that may require remediation costs.
12. Major Lessees
     Revenues from major lessees that exceeded ten percent of total revenues for the periods indicated below are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
	Dollars in thousands				Dollars in thousands
	(Unaudited)				(Unaudited)
Lessee A	$9,044	16%	$117	<1%	$23,588	15%	$2,289	2%
Lessee B	5,246	9%	5,886	14%	15,916	10%	17,257	13%
Lessee C	3,587	6%	4,002	10%	11,040	7%	11,427	9%
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
     A summary of activity in the outstanding grants for the first nine months of 2007 are as follows:

Outstanding grants at the beginning of the period	515,220
Grants during the period	174,002
Grants vested and paid during the period	(181,356)
Forfeitures during the period	(400)

Outstanding grants at the end of the period	507,466

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 3.87% to 3.99% and 26.64% to 30.06%, respectively at September 30, 2007. The Partnership’s historic dividend rate of 5.23% was used in the calculation at September 30, 2007. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $0.2 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively and $5.0 million and $3.0 million for the nine month periods ended September 30, 2007 and 2006, respectively. Included in the first quarter of 2006 was $661,000 related to the cumulative effect of the change in accounting method for the adoption of FAS 123R. In connection with the Long-Term Incentive Plans, cash payments of $5.8 million and $0.8 million were paid during each of the nine month periods ended September 30, 2007 and 2006, respectively. The unaccrued cost associated with the outstanding grants at September 30, 2007 was $9.1 million.
14. Distributions
     On August 14, 2007, the Partnership paid a cash distribution equal to $0.465 per unit to unitholders of record on August 1, 2007.
15. Subsequent Events
     On October 18, 2007, the Partnership declared a third quarter 2007 distribution of $0.475 per unit. The distribution will be paid on November 14, 2007 to unitholders of record on November 1, 2007.

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
     In addition to coal royalty revenues, we generated approximately 21% of our third quarter revenues from other sources, compared to 11% for the same period in 2006. The increase represents our commitment to continuing to diversify our sources of revenue. These other sources include: aggregate royalties; coal processing and transportation fees; rentals; royalties on oil and gas and coalbed methane leases; timber; overriding royalty arrangements; and wheelage payments.
   Current Results
     As of September 30, 2007, our reserves were subject to 189 leases with 69 lessees. For the quarter ended September 30, 2007, our lessees produced 14.7 million tons of coal generating $44.4 million in coal royalty revenues from our properties, and our total revenues were $56.4 million.
     Although we have recently acquired a large number of reserves in the Illinois Basin and diversified into aggregates and coal transportation and processing, a significant portion of our total revenue remains dependent upon Appalachian coal production and prices. Coal royalty revenues from our Appalachian properties represented 68% of our total revenues for the quarter and 72% for the nine months ended September 30, 2007. Approximately 28% of our coal royalty revenues and 23% of the related production during the first nine months were from metallurgical coal, which is used in the production of steel. Prices of metallurgical coal have been substantially higher than steam coal over the past few years, and we expect them to remain at high levels for the next several years. The current pricing environment for U.S. metallurgical coal is strong in both the domestic and export markets.
     Largely as a result of the strengthening price environment for both metallurgical and steam coal, our third quarter results demonstrated significant improvement over our second quarter performance. In addition to the better prices in all regions, the Cline operations that we acquired in Illinois and West Virginia began to show modest improvement in the third quarter over their performance in the first half of the year. We expect this trend to continue for the remainder of the year as the operations continue to ramp up to their full production potential. Similarly, while the properties we acquired in the Dingess-Rum acquisition have contributed significantly to our 2007 coal royalty revenues, they continued to experience geological and operational issues during the third quarter and to substantially underperform our expectations.

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
     Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports in 2007, such as the Fourth Assessment Report of the Intergovemmental Panel on Climate Change, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. In turn, considerable and increasing government attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. Legislation was introduced in Congress in 2006 and 2007 to reduce greenhouse gas emissions in the United States and additional legislation is likely to be introduced in the future. In addition, a growing number of states in the United States are taking steps to reduce greenhouse gas emissions from coal-fired power plants. The U.S. Supreme Court’s recent decision in Massachusetts v. Environmental Protection Agency ruled that the EPA improperly declined to address carbon dioxide impacts on climate change in a recent rulemaking. Although the specific rulemaking related to new motor vehicles, the reasoning of the decision could affect other federal regulatory programs, including those that directly relate to coal use. Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.
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
(In thousands)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited)
Cash flow from operations	$38,325	$33,384	$114,929	$102,544
Less scheduled principal payments	—	—	(9,350)	(9,350)
Less reserves for future principal payments	(4,280)	(2,350)	(9,080)	(7,050)
Add reserves used for scheduled principal payments	—	—	9,400	9,400

Distributable cash flow	$34,045	$31,034	$105,899	$95,544

Acquisitions
     We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.
     Cheyenne Resources. On August 20, 2007, we acquired a rail load-out facility and rail spur from Cheyenne Resources for $5.5 million. This facility is located in Perry County, Kentucky.
     Mid-Vol Coal Preparation Plant. On May 21, 2007, we signed an agreement for the construction of a coal preparation plant, coal handling infrastructure and a rail load-out facility under our memorandum of understanding with Taggart Global USA, LLC. Consideration for the facility, located near Eckman, WV, is estimated to be approximately $16.2 million, of which $10.3 million has been paid for construction costs incurred to date.

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
     Cline. On January 4, 2007, we acquired 49 million tons of reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, we acquired transportation assets and related infrastructure at those mines. As consideration for the transaction we issued 7,826,160 common units and 1,083,912 Class B units representing limited partner interests in NRP. The Class B units were converted to common units in the second quarter. Through its affiliate Adena Minerals, LLC, The Cline Group received a 22% interest in our general partner and in the incentive distribution rights of NRP in return for providing NRP with the exclusive right to acquire additional reserves, royalty interests and certain transportation infrastructure relating to future mine developments by The Cline Group. Simultaneous with the closing of this transaction, we signed a definitive agreement to purchase the coal reserves and transportation infrastructure at Cline’s Gatling Ohio complex. This transaction will close upon commencement of coal production, which is currently expected to occur in 2008. At the time of closing, NRP will issue Adena 4,560,000 additional units, and the general partner of NRP will issue Adena an additional 9% interest in the general partner and the incentive distribution rights.
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

Results of Operations

	Three Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2007	2006
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal royalties
Appalachia
Northern	$3,941	$2,292	$1,649	72%
Central	29,662	24,568	5,094	21%
Southern	4,649	5,471	(822)	(15%)

Total Appalachia	38,252	32,331	5,921	18%
Illinois Basin	2,462	808	1,654	205%
Northern Powder River Basin	3,664	3,763	(99)	(3%)

Total	$44,378	$36,902	$7,476	20%

Production (tons)
Appalachia
Northern	1,640	1,177	463	39%
Central	8,927	7,873	1,054	13%
Southern	1,184	1,395	(211)	(15%)

Total Appalachia	11,751	10,445	1,306	13%
Illinois Basin	1,147	368	779	212%
Northern Powder River Basin	1,810	1,985	(175)	(9%)

Total	14,708	12,798	1,910	15%

Average gross royalty per ton
Appalachia
Northern	$2.40	$1.95	$0.46	23%
Central	3.32	3.12	0.20	6%
Southern	3.93	3.92	0.01	<1%
Total Appalachia	3.26	3.10	0.16	5%
Illinois Basin	2.15	2.20	(0.05)	(2%)
Northern Powder River Basin	2.02	1.90	0.13	7%
Combined average gross royalty per ton	3.02	2.88	0.13	5%
Aggregates:
Revenue	$2,096	—	$2,096	100%
Production	1,583	—	1,583	100%
Average gross royalty	$1.32	—	$1.32	100%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 79% and 89% of our total revenue for each of the three month periods ended September 30, 2007 and 2006. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. As a result of acquisitions completed since the end of the third quarter of 2006 and slightly higher prices, both coal royalty revenues and production in Appalachia increased compared to same period in 2006. The Appalachian results by region are set forth below.
     Northern Appalachia. Coal royalty revenues and production increased primarily due to acquisitions completed since the end of the third quarter of 2006. Coal royalty revenues attributable to those acquisitions were $2.4 million and production was 0.9 million tons. These increases were partially offset by lower production at our Kingwood and AFC properties, where a greater proportion of the production for the quarter ended September 30, 2007 was on adjacent property compared to the quarter ended September 30, 2006.
     Central Appalachia. Coal royalty revenues attributable to acquisitions completed since the end of the third quarter of 2006 were $9.3 million and production was 2.5 million tons. Coal royalty revenues and production also increased on our Lynch and Y&O properties as new mining operations began to come on line. Offsetting these increases, our VICC/Kentucky Land, Pinnacle, Dorothy, Evans Lavier, Plum Creek and Campbells Creek properties all had some mining activity move to adjacent properties.

Excluding the properties acquired since the end of the third quarter of 2006, we experienced a $4.7 million reduction in coal royalty revenues from our Central Appalachian properties for the current quarter compared to the same period in 2006.
     Southern Appalachia. Our coal royalty revenues and production in Southern Appalachia decreased for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 because our major lessees on our BLC Properties and Twin Pines/Drummond properties had more production coming from adjacent property.
     Illinois Basin. Coal royalty revenues and production attributable to our Williamson and James River acquisitions were $0.7 million and production was 0.3 million tons for the current quarter. In addition, production and coal royalty revenues on our Hocking Wolford/Cummings property increased because the lessee mined a greater proportion of their production on our property.
     Northern Powder River Basin. The decrease in production on our Western Energy property was due to the normal variations that occur due to the checkerboard nature of our ownership, but was partially offset by higher prices being received by our lessee.
     Aggregates Royalty Revenues, Reserves and Production. In December 2006, we acquired aggregate reserves located in DuPont, Washington. For the quarter ended September 30, 2007, we recorded $2.1 million in royalty revenues from aggregates and had production of 1.6 million tons.

	Nine Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2007	2006
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal royalties
Appalachia
Northern	$11,064	$8,330	$2,734	33%
Central	88,248	74,953	13,295	18%
Southern	13,677	16,088	(2,411)	(15%)

Total Appalachia	112,989	99,371	13,618	14%
Illinois Basin	4,941	4,465	476	11%
Northern Powder River Basin	8,154	8,703	(549)	(6%)

Total	$126,084	$112,539	$13,545	12%

Production (tons)
Appalachia
Northern	4,875	4,391	484	11%
Central	27,022	24,050	2,972	12%
Southern	3,514	4,256	(742)	(17%)

Total Appalachia	35,411	32,697	2,714	8%
Illinois Basin	2,307	2,507	(200)	(8%)
Northern Powder River Basin	4,072	4,983	(911)	(18%)

Total	41,790	40,187	1,603	4%

Average gross royalty per ton
Appalachia
Northern	$2.27	$1.90	$0.37	20%
Central	3.27	3.12	0.15	5%
Southern	3.89	3.78	0.11	3%
Total Appalachia	3.19	3.04	0.15	5%
Illinois Basin	2.14	1.78	0.36	20%
Northern Powder River Basin	2.00	1.75	0.26	15%
Combined average gross royalty per ton	3.02	2.80	0.22	8%
Aggregates:
Revenues	$5,785	—	$5,785	100%
Production	4,455	—	4,455	100%
Average gross royalty	$1.30	—	$1.30	100%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 80% and 87% of our total revenue for each of the nine month periods ended September 30, 2007 and 2006. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. As a result of acquisitions completed since the end of the third quarter of 2006 and slightly higher prices, coal royalty revenues and production in Appalachia increased compared to the same period in 2006. The Appalachian results by region are set forth below.
     Northern Appalachia. Coal royalty revenues and production increased, primarily due to acquisitions completed since the end of the third quarter of 2006. Coal royalty revenues attributable to those acquisitions were $4.9 million and production was 1.9 million tons. These increases were partially offset by lower production at our Sincell property, where longwall mining was completed, and our AFC and Kingwood properties, where a greater proportion of the production for the nine months ended September 30, 2007 was on adjacent property compared to the nine months ended September 30, 2006.
     Central Appalachia. Coal royalty revenues and production increased primarily as a result of acquisitions. Coal royalty revenues attributable to acquisitions completed since the end of the third quarter of 2006 were $26.6 million and production was 7.3 million tons. Coal royalty revenues and production also increased on our Y&O properties as a new mining operation began to come on line. Offsetting these increases in production and coal royalty revenues, our Pinnacle, VICC/Kentucky Land, Dorothy,

Evans Lavier and Eunice properties all experienced decreases in both categories. Excluding the properties acquired since the third quarter of 2006, we experienced reduced coal royalty revenues of approximately $10.8 million from our Central Appalachian properties for the current year compared to the same period in 2006.
     Southern Appalachia. Our coal royalty revenues and production in Southern Appalachia decreased because our major lessees on our Twin Pines/Drummond and BLC Properties had more production coming from adjacent property.
     Illinois Basin. Coal royalty revenues in the Illinois Basin increased in the first nine months of 2007 as compared to the first nine months of 2006 but production was slightly lower. Coal royalty revenues attributable to our Williamson and James River acquisitions were $1.6 million and production was 0.7 million tons for the first nine months of 2007. This increase was offset primarily by reduced production and coal royalty revenues on our Hocking Wolford/Cummings property as the lessee mined a greater proportion of their production adjacent property.
     Northern Powder River Basin. Coal royalty revenues and production from our Western Energy property decreased due to the normal variations that occur due to the checkerboard nature of our ownership, but was partially offset by higher prices being received by our lessee.
     Aggregates Royalty Revenues, Reserves and Production. In December 2006, we acquired aggregate reserves located in DuPont, Washington. For the nine months ended September 30, 2007, we recorded $5.8 million in royalty revenues from aggregates and had production of 4.5 million tons.
Other Operating Results
     Coal Transportation and Processing Revenues. In the second half of 2006 we acquired two preparation plants and coal handling facilities under our memorandum of understanding with Taggart Global. We acquired a third plant under this memorandum in May 2007. These facilities, combined with a fourth coal preparation plant and rail load-out facility that we acquired in Greenbrier County, West Virginia in 2005, generated approximately $1.4 million and $3.4 million in coal processing fees for the quarter and nine month periods ending September 30, 2007. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities.
     In addition to our preparation plants, as part of the January 2007 Cline transaction, we acquired coal handling and transportation infrastructure associated with the Gatling mining complex in West Virginia and beltlines and rail load-out facilities associated with Williamson Energy’s Pond Creek No. 1 mine in Illinois. In contrast to our typical royalty structure, we are operating the coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We anticipate that these assets will contribute significant revenues to us in future years. We generated approximately $1.0 million and $2.3 million in transportation fees from these assets in the quarter and first nine months of 2007.
     Other revenues. Included in other revenues for the nine months ended September 30, 2006 is the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sale of $4.8 million, resulting in a gain of $2.6 million.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization was $13.0 million for the third quarter of 2007 and $37.3 million for the nine months ended September 30, 2007, an increase over last year of $6.0 million and $15.2 million for quarter and year to date, respectively. These increases are due to acquisitions made during the fourth quarter of 2006 and during 2007, which have a higher depletion rate per ton than our older properties.

•	General and administrative expenses were $3.7 million for the third quarter of 2007 and $15.9 million for the first nine months of 2007, compared to $3.5 million and $11.0 million for the third quarter and first nine months of 2006. The year to year comparison reflects an increase of $4.9 million, or 45%, due to increases in personnel, salaries, and incentive compensation accruals; increased costs associated with reporting partners’ tax information; and increases in the allowance for doubtful accounts.

•	Property, franchise and other taxes were $4.0 million for the quarter and $10.6 million for the nine months ended September 30, 2007, compared to $2.1 million and $6.5 million for the third quarter and first nine months of 2006, an increase of $1.9 million for the quarter and $4.1 million for the nine month period ending September 30, 2006. This increase in expense for property taxes during 2007 is as a result of significant acquisitions made since the third quarter of 2006.
     Interest Expense. The increase in interest expense is attributed to borrowings on our credit facility and the issuance of senior notes used to fund acquisitions in 2006 and 2007.
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
     Net cash provided by operations for the nine months ended September 30, 2007 and 2006 was $114.9 million and $102.5 million, respectively. A significant portion of our cash provided by operations is generated from coal royalty revenues. In addition, we received approximately $10.8 million in advance royalty payments that have not been recouped in 2007, compared to $1.0 million in advance royalty payments that had not been recouped for the nine months ended September 30, 2006. The large discrepancy is primarily due to substantial advance royalty payments received in 2007 from Cline affiliates that have not been recouped.
     Net cash used in investing activities for the nine months ended September 30, 2007 was $46.3 million compared to $101.1 million for the same period in 2006. Results for the nine months ending September 30, 2007 include the use of $40.1 million for acquisitions and the placement of $6.2 million in an interest bearing restricted cash account to terminate a tenancy in common agreement in connection with the Cline acquisition. The 2006 results include the funding of the second and third phase of the Williamson Development acquisition for $70 million and another $35 million to fund other acquisitions partially offset by the proceeds from the sale of our Virginia timber assets and related surface tracts for $4.8 million.
     Net cash used in financing activities for the nine months ended September 30, 2007 was $80.3 million compared to $11.6 million provided by financing for the same period a year ago. In the nine months of 2007 we borrowed $37.4 million on our revolving credit facility to fund acquisitions and we issued $225 million in senior notes and used the proceeds to pay down $226.0 million on the credit facility. As a part of the Dingess-Rum and Mettiki acquisitions we received $2.6 million in cash contributions from our general partner to maintain its 2% interest. In the nine months ended September 30, 2006, we issued $50.0 million of senior notes to fund the second phase of the Williamson Development acquisition for $35 million and to repay $15.0 million on our credit facility. In addition, we borrowed $53 million on our credit facility to fund the third phase of the Williamson acquisition and other acquisitions made during 2006. We also made a $9.3 million in principal payments on our senior notes. Distributions to our partners were $108.1 million and $67.0 million for the nine months ended September 30, 2007 and 2006, respectively.
Long-Term Debt
     At September 30, 2007, our debt consisted of:
•	$25.0 million of our $300 million floating rate revolving credit facility, due March 2012;

•	$35 million of 5.55% senior notes due 2013;

•	$55.8 million of 4.91% senior notes due 2018;

•	$100 million of 5.05% senior notes due 2020;

•	$2.7 million of 5.31% utility local improvement obligation due 2021;

•	$46.8 million of 5.55% senior notes due 2023; and

•	$225 million of 5.82% senior notes due 2024.

     Other than the 5.55% senior notes due 2013, which have only semi-annual interest payments, all of our senior notes require annual principal payments in addition to semi-annual interest payments. The scheduled principal payments on the 5.05% senior notes due 2020 do not begin until July 2008, and the principal payments on the 5.82% senior notes due 2024 do not begin until March 2010. We also make annual principal and interest payments on the utility local improvement obligation.
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
Two-for-One Limited Partner Unit Split
     On April 18, 2007, we completed a two-for-one split of all of our limited partner units. Accordingly, all unit and per unit amounts reported reflect the split.
Conversion of Class B Units
     On January 4, 2007, we issued 541,956 Class B units to Adena Minerals in connection with the Cline acquisition. The Class B units were subsequently split, along with our common and subordinated units, on a two-for-one basis into 1,083,912 Class B units. We issued the Class B units to Adena instead of additional common units because Section 312.03(b) of the New York Stock Exchange Listed Company Manual prohibited the issuance of any further common units to Adena without unitholder approval. Pursuant to the terms of our partnership agreement, the Class B units convert into common units on a one-for-one basis upon the earlier to occur of (i) the approval of such conversion by our unitholders or (ii) the rules of the NYSE being changed so that no vote or consent of unitholders is required as a condition to the listing or admission to trading of the common units that would be issued upon any conversion of any Class B units into common units.

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
     The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.2 million and $1.0 million for the three month periods ended September 30, 2007 and 2006, respectively and $3.8 million and $3.0 million for the nine month periods ended September 30, 2007 and 2006, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from us, and we provide transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in our general partner and the incentive distribution rights of NRP, as well as 8,910,072 common units. At September 30, 2007, we had accounts receivable totaling $0.2 million from Williamson. For the three and nine month periods ended September 30, 3007, we had total revenue of $1.0 million and $2.2 million from Williamson. In addition, we received advance minimum royalties of $4.0 million that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from us and we provide transportation services to Gatling for a fee. At September 30, 2007, we had accounts receivable totaling $0.3 million from Gatling. For the three and nine month periods ended September 30, 2007, we had total revenue of $0.8 million and $1.9 million from Gatling, LLC. In addition, we received advance minimum royalty payments of $4.2 million that have not been recouped.
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
     In February 2007, QEP acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, NRP has acquired three facilities under this agreement with Taggart, and for the three and nine month periods ended September 30, 2007, we received total revenue of 0.8 million and $1.9 million, respectively, from Taggart. At September 30, 2007, we had accounts receivable totaling $0.4 million from Taggart.
     In July 2007, QEP acquired a controlling interest in Kopper-Glo Fuel, Inc., a coal operating company that is one of our lessees. For the three and nine month periods ended September 30, 2007, we had total revenue of $0.4 million and $1.4 million from Kopper-Glo, and at September 30, 2007, we had accounts receivable totaling $0.1 million.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of September 30, 2007. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.
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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At September 30, 2007, we had $25.0 million outstanding in variable interest rate debt.
Item 4. Controls and Procedures
NRP carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of NRP management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of NRP. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Date: November 2, 2007

	By:	/s/ Corbin J. Robertson, Jr. Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2007

	By:	/s/ Dwight L. Dunlap Dwight L. Dunlap,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 2, 2007

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