Form 10-K
period 2007-12-31
NATURAL RESOURCE PARTNERS LP
filed 2008-02-29
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐     No ☑

The aggregate market value of the Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Units outstanding, for this purpose, as if they were affiliates of the registrant) was approximately $1.2 billion for the Common Units and $222.1 million for the Subordinated Units on June 30, 2007 based on a price of $38.04 per unit for the Common Units and $37.56 per unit for the Subordinated Units. These prices are the respective closing prices of the Units as reported on the daily composite list for transactions on the New York Stock Exchange on that date. On November 14, 2007, all Subordinated Units converted into Common Units.

As of February 29, 2008, there were 64,891,136 Common Units outstanding.

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

Natural Resource Partners L.P. is a limited partnership formed in April 2002, and we completed our initial public offering in October 2002. We engage principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2007, we owned or controlled approximately 2.1 billion tons of proven and probable coal reserves in eleven states. We do not operate any mines, but lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine our coal reserves in exchange for royalty payments. Our lessees are generally required to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to minimum payments. As of December 31, 2007, our coal reserves were subject to 191 leases with 66 lessees. In 2007, our lessees produced 57.2 million tons of coal from our properties and our coal royalty revenues were $171.3 million.

Beginning in 2006, we added two new businesses: coal infrastructure and ownership of aggregate reserves that are leased to operators in exchange for royalty payments similar to our coal royalty business. During 2007, our lessees produced 5.7 million tons of aggregates and our aggregate royalties were $7.4 million. Coal processing fees and coal transportation fees added $4.8 million and $4.0 million, respectively.

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

Coal Royalty Business

Coal royalty businesses are principally engaged in the business of owning and managing coal reserves. As an owner of coal reserves, we typically are not responsible for operating mines, but instead enter into leases with coal mine operators granting them the right to mine and sell coal reserves from our property in exchange for a royalty payment. A typical lease has a 5- to 10-year base term, with the lessee having an option to extend the lease for additional terms. Leases may include the right to renegotiate rents and royalties for the extended term.

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

Coal royalty revenues are affected by changes in long-term and spot coal prices, lessees’ supply contracts and the royalty rates in our leases. The prevailing price for coal depends on a number of factors, including the supply-demand relationship, the price and availability of alternative fuels, global economic conditions and governmental regulations. In addition to their royalty obligation, our lessees are often subject to pre-established minimum monthly, quarterly or annual payments. These minimum rentals reflect amounts we are entitled to receive even if no mining activity occurred during the period. Minimum rentals are usually credited against future royalties that are earned as coal is produced.

Because we do not operate any mines, we do not bear ordinary operating costs and have limited direct exposure to environmental, permitting and labor risks. As operators, our lessees are subject to environmental laws, permitting requirements and other regulations adopted by various governmental authorities. In addition, the lessees generally bear all labor-related risks, including retiree health care legacy costs, black lung benefits and workers’ compensation costs associated with operating the mines. We typically pay property taxes and then are reimbursed by the lessee for the taxes on their leased property, pursuant to the terms of the lease.

Our business is not seasonal, although at times severe weather can cause a short-term decrease in coal production by our lessees due to the weather’s negative impact on production and transportation.

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below. We finance our acquisitions through a combination of cash on hand, our credit facility and equity.

2007 Acquisitions

Massey Energy.  On December 31, 2007, we acquired an overriding royalty interest from Massey Energy for $6.6 million. The override relates to low-vol metallurgical coal reserves that are being produced from the Pinnacle Mine in West Virginia.

National Resources.  On December 17, 2007, we acquired approximately 17.5 million tons of high quality low-vol metallurgical coal reserves in Wyoming and McDowell Counties in West Virginia from National Resources, Inc., a subsidiary of Bluestone Coal. Total consideration for this purchase was $27.2 million.

Cheyenne Resources.  On August 16, 2007, we acquired a rail load-out facility and rail spur from Cheyenne Resources for $5.5 million. This facility is located in Perry County, Kentucky.

Mid-Vol Coal Preparation Plant.  On May 21, 2007, we signed an agreement for the construction of a coal preparation plant, coal handling infrastructure and a rail load-out facility under our memorandum of understanding with Taggart Global USA, LLC. Consideration for the facility, located near Eckman, West

Virginia, is estimated to be approximately $16.2 million, of which $11.2 million has been paid as of December 31, 2007 for construction costs incurred to date.

Mettiki.  On April 2, 2007, we acquired approximately 35 million tons of coal reserves in Grant and Tucker Counties in Northern West Virginia for total consideration of 500,000 common units and approximately $10.2 million in cash. The assets were acquired from Western Pocahontas Properties Limited Partnership under our omnibus agreement. Western Pocahontas Properties has retained an overriding royalty interest on approximately 16 million tons of non-permitted reserves, which will be offered to us at the time those reserves are permitted.

Westmoreland.  On February 27, 2007, we acquired an overriding royalty on 225 million tons of coal that are being mined by a subsidiary of Peabody Energy in the Powder River Basin from Westmoreland Coal Company for $12.7 million. The reserves are located in the Rocky Butte Reserve in Wyoming.

Dingess-Rum.  On January 16, 2007, we acquired 92 million tons of coal reserves and approximately 33,700 acres of surface and timber in Logan, Clay and Nicholas Counties in West Virginia from Dingess-Rum Properties, Inc. As consideration for the acquisition, we issued 4,800,000 common units to Dingess-Rum.

Cline.  On January 4, 2007, we acquired 49 million tons of coal reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, we acquired transportation assets and related infrastructure at those mines. As consideration for the transaction we issued 7,826,160 common units and 1,083,912 Class B units representing limited partner interests in NRP. The Class B units were converted to common units during the second quarter of 2007.

2006 Acquisitions

Quadrant.  On December 29, 2006, we acquired an estimated 70 million tons of aggregate reserves located in DuPont, Washington for $23.5 million and assumed a utility local improvement obligation of approximately $3.0 million. Of these reserves, approximately 25 million tons are currently permitted. We will pay an additional $7.5 million when the remaining tons are permitted. If the permit is not obtained by December 2016, the unpermitted tons will revert back to Quadrant.

Bluestone.  On December 18, 2006, we acquired approximately 20 million tons of low-vol metallurgical coal reserves that are located above our Pinnacle reserves in Wyoming County, West Virginia for $20 million.

D.D. Shepherd.  On December 1, 2006, we acquired nearly 25,000 acres of land containing in excess of 80 million tons of coal reserves for $110 million. The property is located in Boone County, West Virginia adjacent to other NRP property and consists of both metallurgical and steam coal reserves, gas reserves, surface and timber.

Red Fox.  On September 1, 2006, we acquired the Red Fox preparation plant and coal handling facility located in McDowell County, West Virginia for approximately $8.1 million, of which $4.1 million was paid at closing and the remainder was paid during the third and fourth quarters of 2006 as construction was completed. This acquisition was the second under our memorandum of understanding with Taggart Global. The plant will handle an estimated 20 million tons of coal reserves during its life.

Coal Mountain.  On August 24, 2006, we acquired the Coal Mountain preparation plant, coal handling and rail load-out facility located in Wyoming County, West Virginia for $16.1 million under our memorandum of understanding with Taggart Global. We expect that approximately 35 million tons of coal will be processed through this facility during its life.

Williamson Development.  On January 20, 2006 and August 15, 2006, we closed the second and third phases of the Williamson Development acquisition in Illinois for $35 million each. Upon the completion of the third phase, we had acquired a total of 87.5 million tons of coal reserves for an aggregate purchase price of $105 million.

Allegany County, Maryland.  On June 29, 2006, we acquired 3.3 million tons of coal in Allegany County, Maryland for $5.5 million.

Indiana Reserves.  On May 26, 2006, we acquired 16.3 million tons of coal reserves and an overriding royalty interest on an additional 2.4 million tons for $10.85 million. These reserves are located in Pike, Warrick and Gibson Counties in Indiana.

Coal Royalty Revenues, Reserves and Production

The following table sets forth coal royalty revenues and average coal royalty revenue per ton from the properties that we owned or controlled for the years ending December 31, 2007, 2006 and 2005. Coal royalty revenues were generated from the properties in each of the areas as follows:

				Average Coal Royalty
	Coal Royalty Revenues			Revenue per Ton
	for the Years Ended			for the Years Ended
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
	(In thousands)			($ per ton)

Area
Appalachia
Northern	$16,664	$10,231	$11,306	$2.29	$1.92	$1.89
Central	117,820	100,487	93,008	3.29	3.14	2.84
Southern	17,832	20,469	25,089	3.87	3.83	4.01

Total Appalachia	152,316	131,187	129,403	3.19	3.07	2.87
Illinois Basin	7,963	5,325	4,288	2.15	1.85	1.54
Northern Powder River Basin	11,064	11,240	8,446	1.90	1.72	1.46

Total	$171,343	$147,752	$142,137	$2.99	$2.84	$2.65

The following table sets forth production data and reserve information for the properties that we owned or controlled for the years ending December 31, 2007, 2006 and 2005. All of the reserves reported below are recoverable reserves as determined by Industry Guide 7. In excess of 90% of the reserves listed below are currently leased to third parties. Coal production data and reserve information for the properties in each of the areas is as follows:

Production and Reserves

				Proven and Probable Reserves at
	Production for the Year Ended December 31,			December 31, 2007
	2007	2006	2005	Underground	Surface	Total
	(Tons in thousands)

Area
Appalachia
Northern	7,270	5,329	5,977	461,641	7,385	469,026
Central	35,835	31,991	32,790	1,078,105	153,645	1,231,750
Southern	4,603	5,347	6,263	157,879	34,311	192,190

Total Appalachia	47,708	42,667	45,030	1,697,625	195,341	1,892,966
Illinois Basin	3,709	2,877	2,781	114,731	17,299	132,030
Northern Powder River Basin	5,815	6,548	5,795	—	119,508	119,508

Total	57,232	52,092	53,606	1,812,356	332,148	2,144,504

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is coal which meets the standards of Phase II of the Clean Air Act and is that portion of low sulfur coal that, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. As of

December 31, 2007, approximately 38% of our reserves were compliance coal. Unless otherwise indicated, we present the quality of the coal throughout this Form 10-K on an as-received basis, which assumes 6% moisture for Appalachian reserves, 12% moisture for Illinois Basin reserves and 25% moisture for Northern Powder River Basin reserves. We own both steam and metallurgical coal reserves in Northern, Central and Southern Appalachia, and we own steam coal reserves in the Illinois Basin and the Northern Powder River Basin. In 2007, approximately 23% of the production and 29% of the coal royalty revenues from our properties were from metallurgical coal.

The following table sets forth our estimate of the sulfur content, the typical quality of our coal reserves and the type of coal in each area as of December 31, 2007.

Sulfur Content, Typical Quality and Type of Coal

		Sulfur Content
		Low	Medium	High		Typical Quality		Type of Coal
	Compliance	(less than	(1.0% to	(greater		Heat Content	Sulfur
Area	Coal(1)	1.0%)	1.5%)	than 1.5%)	Total	(Btu per pound)	(%)	Steam	Metallurgical(2)
	(Tons in thousands)					(Tons in thousands)

Appalachia
Northern	43,300	51,879	24,891	392,256	469,026	13,013	2.74	459,463	9,563
Central	662,803	960,816	240,926	30,008	1,231,750	13,355	0.87	808,692	423,058
Southern	108,391	139,046	41,215	11,929	192,190	13,639	0.90	145,753	46,437

Total Appalachia	814,494	1,151,741	307,032	434,193	1,892,966			1,413,908	479,058
Illinois Basin	—	414	4,319	127,297	132,030	11,792	2.45	132,030	—
Northern Powder River Basin	—	119,508	—	—	119,508	8,800	0.65	119,508	—

Total	814,494	1,271,663	311,351	561,490	2,144,504			1,665,446	479,058

(1)	Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as steam coal.

In 2005, we engaged several independent engineering firms to conduct reserve studies of our existing properties. However, as a result of the extensive nature of our reserve holdings and the large number of acquisitions that we complete on an annual basis, these studies will be an ongoing process. As of December 31, 2007, studies had been completed with respect to approximately 59% of the tons we owned when we began the process, and we anticipate completing studies on an additional 10% to 20% of those reserves by the end of 2008. In connection with acquisitions, we have either commissioned new studies or relied on recent reports done prior to the acquisition. In addition to these studies, we base our estimates of reserve information on engineering, economic and geological data assembled and analyzed by our internal geologists and engineers. There are numerous uncertainties inherent in estimating the quantities and qualities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. Some of these factors and assumptions include:

•	future coal prices, mining economics, capital expenditures, severance and excise taxes, and development and reclamation costs;

•	future mining technology improvements;

•	the effects of regulation by governmental agencies; and

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in other areas of our reserves.

As a result, actual coal tonnage recovered from identified reserve areas or properties may vary from estimates or may cause our estimates to change from time to time. Any inaccuracy in the estimates related to our reserves could result in royalties that vary from our expectations.

Coal Transportation and Processing Revenues

We have acquired four preparation plants and related coal handling facilities, in addition to other coal processing infrastructure such as rail spurs and rail load-out facilities. We do not operate these facilities, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed. These facilities generated $4.8 million in coal processing revenues for 2007.

In addition to our preparation plants, as part of the January 2007 Cline transaction, we acquired coal handling and transportation infrastructure associated with the Gatling mining complex in West Virginia and beltlines and rail load-out facilities associated with Williamson Energy’s Pond Creek No. 1 mine in Illinois. We also entered into an agreement to purchase the transportation infrastructure as well as the reserves at Cline’s Gatling Ohio complex. This complex is located in Meigs County, Ohio directly across the river from Cline’s West Virginia operation. In contrast to our typical royalty structure, we are operating the coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We anticipate that these assets will contribute significant revenues to NRP in future years. For the year ended December 31, 2007, we reported $4.0 million in revenue from these assets.

Aggregates Royalty Revenues, Reserves and Production

We own an estimated 65 million tons of aggregate reserves located in DuPont, Washington. Of these reserves, approximately 20 million tons are currently permitted. If the remaining tons are not permitted by December 2016, the title to those tons will revert back to the seller of the reserves. During 2007, we received $7.4 million in royalty revenues on 5.7 million tons of production.

Oil and Gas Properties

For the years ended December 31, 2007 and 2006, we derived approximately 2.3% and 2.5%, respectively, of our total revenues from oil and gas royalties in Kentucky, Virginia and Tennessee.

Significant Customers

In 2007, we did not have any single lessee that contributed more than 10% of our total revenues, and we do not believe that the loss of any one lessee would have a material adverse effect on our partnership.

Competition

We face competition from other land companies, coal producers, as well as private equity firms in purchasing coal reserves and royalty producing properties. Numerous producers in the coal industry make coal marketing intensely competitive. Our lessees compete among themselves and with coal producers in various regions of the United States for domestic sales. The industry has undergone significant consolidation since 1976. The top ten producers have increased their share of total domestic coal production from 38% in 1976 to 65% in 2006. This consolidation has led to a number of our lessees’ parent companies having significantly larger financial and operating resources than their competitors. Our lessees compete with both large and small producers nationwide on the basis of coal price at the mine, coal quality, transportation cost from the mine to the customer and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity and steel, as well as government regulations, technological developments and the availability and the cost of generating power from alternative fuel sources, including nuclear, natural gas and hydroelectric power.

Regulation and Environmental Matters

General.  Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. These laws and regulations include matters involving the discharge of materials into the environment, employee health and safety, mine permits and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, plant and wildlife protection, limitations on land use, storage of petroleum products and substances which are regarded as hazardous under applicable laws and management of electrical equipment containing PCBs. Because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated entirely. However, to our knowledge none of the violations to date, nor the monetary penalties assessed, have been material to our lessees. We do not currently expect that future compliance will have a material effect on us.

While it is not possible to quantify the costs of compliance by our lessees with all applicable federal, state and local laws and regulations, those costs have been and are expected to continue to be significant. The lessees post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closures, including the cost of treating mine water discharge when necessary. We do not accrue for such costs because our lessees are both contractually liable and liable under the permits they hold for all costs relating to their mining operations, including the costs of reclamation and mine closures. Although the lessees typically accrue adequate amounts for these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. In recent years, compliance with these laws and regulations has substantially increased the cost of coal mining for all domestic coal producers.

In addition, the electric utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for coal mined by our lessees. The possibility exists that new legislation or regulations could be adopted that have a significant impact on the mining operations of our lessees or their customers’ ability to use coal and may require our lessees or their customers to change operations significantly or incur substantial costs that could impact us.

Air Emissions.  The Federal Clean Air Act and corresponding state and local laws and regulations affect all aspects of our business. The Clean Air Act directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings that are focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technology and additional measures required under U.S. Environmental Protection Agency (or EPA) laws and regulations will make it more costly to operate coal-fired power plants and, depending on the requirements of individual state and regional implementation plans, could make coal a less attractive fuel source in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could negatively impact our lessees’ ability to sell coal, which would have a material effect on our coal royalty revenues.

The EPA’s Acid Rain Program, promulgated in Title IV of the Clean Air Act Amendments of 1990, regulates emissions of sulfur dioxide from electric generating facilities. Sulfur dioxide is a by-product of coal combustion. Affected facilities purchase or are otherwise allocated sulfur dioxide emissions allowances, which must be surrendered annually in an amount equal to a facility’s sulfur dioxide emissions in that year. Affected facilities may sell or trade excess allowances to other facilities that require additional allowances to offset their sulfur dioxide emissions. In addition to purchasing or trading for additional sulfur dioxide allowances, affected power facilities can satisfy the requirements of the EPA’s Acid Rain Program by switching to lower sulfur fuels, installing pollution control devices such as flue gas desulphurization systems, or “scrubbers,” or by reducing electricity generating levels. Because the Acid Rain program is a mature program, we believe that all economic impacts of the program have now been factored into the demand and market for coal nationally.

In 1997, the EPA promulgated a rule, referred to as the “NOx SIP Call,” that required coal-fired power plants and other large stationary sources in 21 eastern states and Washington D.C. to make substantial reductions in nitrogen oxide emissions in an effort to reduce the impacts of ozone transport between states. Additionally, in March 2005, the EPA issued the final Clean Air Interstate Rule (or CAIR), which will permanently cap nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. beginning in 2009 and 2010, respectively. CAIR requires these states to achieve the required emission reductions by requiring power plants to either participate in an EPA-administered “cap-and-trade” program that caps emission in two phases, or by meeting an individual state emissions budget through measures established by the state. We believe that the financial impact of the CAIR on coal markets has been factored into the price of coal nationally and that its impact on demand has largely been taken into account by the market place.

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

The EPA has adopted a new, more stringent national air quality standard for fine particulate matter and has proposed a more stringent standard for ozone. As a result, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards. For example, in December 2004, the EPA designated specific areas in the United States as “non-attainment” areas, meaning that the designated areas failed to meet the new national ambient air quality standard for fine particulate matter. In May of 2007, EPA published a final rule requiring that each State having a nonattainment area submit to EPA by April, 5 2008, an attainment demonstration and adopt regulations ensuring that the area will attain the standards as expeditiously as practicable, but no later than 2015. Because coal mining operations and coal-fired electric generating facilities emit particulate matter, our lessees’ mining operations and their customers could be affected when the new standards are implemented by the applicable states.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. Under the Regional Haze Rule, affected states were to have developed implementation plans by December 17, 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and EPA has yet to react to the situation. This program may restrict construction of new coal-fired power plants where emissions are projected to reduce visibility in protected areas. In addition, this program may require certain existing coal-fired power plants to install emissions control equipment to reduce haze-causing emissions such as sulfur dioxide, nitrogen oxide and particulate matter.

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

Carbon Dioxide Emissions.  In the mid-1990’s, the Kyoto Protocol to the United Nations Framework Convention on Climate Change called for developed nations to reduce their emissions of greenhouse gases to five percent below 1990 levels by 2012. Carbon dioxide, which is a major byproduct of the combustion of coal and other fossil fuels, is subject to the Kyoto Protocol. The Kyoto Protocol went into effect on February 16, 2005 for those nations that ratified the treaty. The United States has not ratified the Kyoto Protocol.

Subsequently, the United States Congress has begun considering multiple bills that would regulate domestic carbon dioxide emissions, but no such bill has yet received sufficient Congressional support for passage into law. Several states have also either passed legislation or announced initiatives focused on decreasing or stabilizing carbon dioxide emissions associated with the combustion of fossil fuels, and many of these measures have focused on emissions from coal-fired electric generating facilities. For example, in December 2005, seven northeastern states agreed to implement a regional cap-and-trade program to stabilize carbon dioxide emissions from regional power plants beginning in 2009.

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

Surface Mining Control and Reclamation Act of 1977.  The Surface Mining Control and Reclamation Act of 1977 (or SMCRA) and similar state statutes impose on mine operators the responsibility of reclaiming the land and compensating the landowner for types of damages occurring as a result of mining operations, and require mine operators to post performance bonds to ensure compliance with any reclamation obligations. Regulatory authorities may attempt to assign the liabilities of our coal lessees to us if any of these lessees are not financially capable of fulfilling those obligations. In conjunction with mining the property, our coal lessees are contractually obligated under the terms of our leases to comply with all Federal, state and local laws, including SMCRA. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan. In addition, higher and better uses of the reclaimed property are encouraged.

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

Some products used by coal companies in operations generate waste containing hazardous substances. We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs. CERCLA authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment, and to seek recovery from the responsible classes of persons the costs they incurred in connection with such response. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment.

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

Our lessees’ mining operations are strictly regulated by the Clean Water Act, particularly with respect to the discharge of overburden and fill material into waters, including wetlands. Recent federal district court decisions in West Virginia, and related litigation filed in federal district court in Kentucky, have created uncertainty regarding the future ability to obtain certain general permits authorizing the construction of valley fills for the disposal of overburden from mining operations. A July 2004 decision by the Southern District of West Virginia in Ohio Valley Environmental Coalition v. Bulen enjoined the Huntington District of the

U.S. Army Corps of Engineers from issuing further permits pursuant to Nationwide Permit 21, which is a general permit issued by the U.S. Army Corps of Engineers to streamline the process for obtaining permits under Section 404 of the Clean Water Act. While the decision was reversed and remanded to district court by the Fourth Circuit Court of Appeals in November 2005, the district court is currently considering additional challenges to Nationwide Permit 21. Additionally, a similar lawsuit filed in federal district court in Kentucky seeks to enjoin the issuance of permits pursuant to Nationwide Permit 21 by the Louisville District of the U.S. Army Corps of Engineers. In the event that such lawsuits prove to be successful, some of our lessees may be required to apply for individual discharge permits pursuant to Section 404 of the Clean Water Act in areas where they would have otherwise utilized Nationwide Permit 21. Such a change will result in delays in our lessees obtaining the required mining permits to conduct their operations, which could in turn have an adverse effect on our coal royalty revenues. Moreover, such individual permits are also subject to challenge.

In 2007, two decisions by the Southern District of West Virginia in Ohio Valley Environmental Coalition v. Strock complicated the ability of our lessees both to obtain individual permits from the Corps of Engineers without performing a full environmental impact statement and to construct in-stream sediment ponds to control sediment from their excess spoil valley fills. The first decision, dated March 23, 2007, rescinded four individual permits issued to Massey Energy Company subsidiaries as a result of the Corps’ failure to properly evaluate the impacts of filling on small headwater streams and to ensure such impacts were appropriately minimized with mitigation efforts. This order, which is on appeal, has had the effect of slowing the flow of new “fill” permits from the Corps’ Huntington, West Virginia, District Office.

The second order, dated June 13, 2007, ruled that discharges of sediment from valley fills into sediment ponds constructed in-stream to collect and treat that sediment must meet the same standards as are applied to discharges from these sediment ponds. Because of the rugged terrain in central Appalachia, often the only practicable location for these ponds is in streams. The effect of the ruling is not yet clear, but it may require our lessees to disturb substantially more surface area to construct sediment structures out of the stream channels. A similar lawsuit (Kentucky Waterways Alliance, Inc. v. United States Army Corps of Engineers, Civil Action No. 3:07-cv-00677 (W.D. Ky. 2007)) has recently been filed in the Western District of Kentucky and may affect future permitting by the Louisville, Kentucky District Office as well.

Federal and state surface mining laws require mine operators to post reclamation bonds to guarantee the costs of mine reclamation. West Virginia’s bonding system requires coal companies to post site-specific bonds in an amount up to $5,000 per acre and imposes a per-ton tax on mined coal currently set at $0.07/ton, which is paid to the West Virginia Special Reclamation Fund (“SRF”). The site-specific bonds are used to reclaim the mining operations of companies which default on their obligations under the West Virginia Surface Coal Mining and Reclamation Act. The SRF is used where the site-specific bonds are insufficient to accomplish reclamation. In a recently reactivated case, an environmental group is claiming that the SRF is underfunded and that the Federal Office of Surface Mining (OSM) has an obligation under the Federal Surface Mining Act to ensure that the SRF funds are increased to cover the supposed shortfall. See The West Virginia Highlands Conservancy, Plaintiff, v. Dirk Kempthorne, Secretary of the Department of the Interior, et al., Defendants, and the West Virginia Coal Association, Intervenor/Defendant, Civil Action No. 2:00-cv-1062 (United States District Court for the Southern District of West Virginia). On March 23, 2007, the plaintiff moved to reopen this long inactive case on the grounds that a recommendation of the state’s “Special Reclamation Advisory Council” regarding the establishment of a $175 million trust fund for water treatment at future bond forfeiture sites has not been approved. The district court judge has indicated that he will delay further action in this case until the 2008 West Virginia Legislative session is over on March 8, 2008. The plaintiffs are to report to the Court on the actions of the legislature by April 1, 2008. If the Court ultimately rules that OSM has an obligation either to assume federal control of the State bonding program or to require the State to increase the money in the SRF, our lessees could be forced to bear an increase in the tax on mined coal to increase the size of the SRF.

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

Mine Health and Safety Laws.  The operations of our lessees are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Safety and Health Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Safety and Health Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, as part of the Mine Safety and Health Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung or pneumoconiosis and to some beneficiaries of miners who have died from this disease.

Recent mining accidents have received national attention and instigated responses at the state and national level that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. In January 2006, West Virginia passed a law imposing stringent new mine safety and accident reporting requirements and increased civil and criminal penalties for violations of mine safety laws. Similarly, on April 27, 2006, the Governor of Kentucky signed mine safety legislation that includes requirements for increased inspections of underground mines and additional mine safety equipment and authorizes the assessment of penalties of up to $5,000 per incident for violations of mine ventilation or roof control requirements.

On June 15, 2006 the President signed new mining safety legislation that mandates similar improvements in mine safety practices; increases civil and criminal penalties for non-compliance; requires the creation of additional mine rescue teams, and expands the scope of federal oversight, inspection and enforcement activities. Earlier, the federal Mine Safety and Health Administration announced the promulgation of new emergency rules on mine safety that took effect immediately upon their publication in the Federal Register on March 9, 2006. These rules address mine safety equipment, training, and emergency reporting requirements. Implementing and complying with these new laws and regulations could adversely affect our lessees’ coal production and could therefore have an adverse effect on our coal royalty revenues.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for reclaiming the mined property, upon the completion of mining operations. Typically, our lessees submit the necessary permit applications between 12 and 24 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined over the next five years. Our lessees are also in the planning phase for obtaining permits for the additional reserves planned to be mined over the following five years. However, there are no assurances that they will not experience difficulty and delays in obtaining mining permits in the future.

Employees and Labor Relations

We do not have any employees. To carry out our operations, affiliates of our general partner employ approximately 59 people who directly support our operations. None of these employees are subject to a collective bargaining agreement. Some of the employees of our lessees and sub-lessees are subject to collective bargaining agreements.

Segment Information

We conduct all of our operations in a single segment — the ownership and leasing of mineral properties and related transportation and processing infrastructure. Substantially all of our owned properties are subject to leases, and revenues are earned based on the volume and price of minerals extracted, processed or transported. We consider revenues from timber and oil and gas acquired as part of the acquisition of our mineral reserves to be incidental to our business focus and those revenues constitute less than 10% of our total revenues and assets. We anticipate that these assets will continue to be incidental to our primary business in the future.

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

Risks Related to our Business

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

A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our reserves.

The prices our lessees receive for their coal depend upon factors beyond their or our control, including:

•	the supply of and demand for domestic and foreign coal;

•	global economic conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	the proximity to and capacity of transportation facilities;

•	weather conditions; and

•	the effect of worldwide energy conservation measures.

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

According to the U.S. Department of Energy, domestic electric power generation accounts for approximately 90% of domestic coal consumption. The amount of coal consumed for domestic electric power generation is affected primarily by the overall demand for electricity, the price and availability of competing fuels for power plants such as natural gas, nuclear, fuel oil and hydroelectric power and environmental and other governmental regulations. We expect new power plants will be built to produce electricity. Some of these new power plants will be fired by natural gas because of lower construction costs compared to coal-fired plants and because natural gas is a cleaner burning fuel. The increasingly stringent requirements of the federal Clean Air Act may result in more electric power generators shifting from coal to cleaner sources of fuel. The environmental lobby is applying substantial pressure on utilities to limit the construction of new coal-fired generation plants in favor of alternative sources of energy. To the extent that these efforts are successful, it could reduce the demand for our coal.

Global climate change continues to attract considerable public and scientific attention. Widely publicized scientific reports in 2007, such as the Fourth Assessment Report of the Intergovernmental Panel on Climate Change, have also engendered widespread concern about the impacts of human activity, especially fossil fuel combustion, on global climate change. In turn, considerable and increasing government attention in the United States is being paid to global climate change and to reducing greenhouse gas emissions, particularly from coal combustion by power plants. Legislation has been introduced in Congress to reduce greenhouse gas emissions in the United States and additional legislation is likely to be introduced in the future. In addition, a growing number of states in the United States are taking steps to reduce greenhouse gas emissions from coal-fired power plants. The U.S. Supreme Court’s recent decision in Massachusetts v. Environmental Protection Agency ruled that the EPA improperly declined to address carbon dioxide impacts on climate change in a recent rulemaking. Although the specific rulemaking related to new motor vehicles, the reasoning of the decision could affect other federal regulatory programs, including those that directly relate to coal use. Enactment of laws and passage of regulations regarding greenhouse gas emissions by the United States or some of its states, or other actions to limit carbon dioxide emissions, could result in electric generators switching from coal to other fuel sources.

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

There have been several recent lawsuits filed that will potentially make it much more difficult for our lessees to obtain permits to mine our coal. The most likely impact of the litigation will be to increase both the cost to our lessees of acquiring permits and the time that it will take for them to receive the permits. These conditions may increase our lessees’ cost of mining and delay or halt production at particular mines for varying lengths of time or permanently. Any interruptions to the production of coal from our reserves may reduce our coal royalty revenues.

Our lessees are subject to federal, state and local laws and regulations that may limit their ability to produce and sell coal from our properties.

Our lessees may incur substantial costs and liabilities under increasingly strict federal, state and local environmental, health and safety laws, including regulations and governmental enforcement policies. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our lessees’ operations.

New environmental legislation, new regulations and new interpretations of existing environmental laws, including regulations governing permitting requirements, could further regulate or tax the coal industry and may also require our lessees to change their operations significantly, to incur increased costs or to obtain new or different permits, any of which could decrease our coal royalty revenues.

If our lessees do not manage their operations well, their production volumes and our coal royalty revenues could decrease.

We depend on our lessees to effectively manage their operations on our properties. Our lessees make their own business decisions with respect to their operations within the constraints of their leases, including decisions relating to:

•	marketing of the coal mined;

•	mine plans, including the amount to be mined and the method of mining;

•	processing and blending coal;

•	expansion plans and capital expenditures

•	credit risk of their customers;

•	permitting;

•	insurance and surety bonding;

•	acquisition of surface rights and other mineral estates;

•	employee wages;

•	coal transportation arrangements;

•	compliance with applicable laws, including environmental laws; and

•	mine closure and reclamation.

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

Transportation costs represent a significant portion of the total delivered cost of coal for the customers of our lessees. Increases in transportation costs could make coal a less competitive source of energy or could make coal produced by some or all of our lessees less competitive than coal produced from other sources. On the other hand, significant decreases in transportation costs could result in increased competition for our lessees from coal producers in other parts of the country.

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

Our lessees produce a significant amount of the metallurgical coal that is used in both the U.S. and foreign steel industries. In 2007, approximately 23% of the coal production and 29% of the coal royalty revenues from our properties were from metallurgical coal. The steel industry has increasingly relied on electric arc furnaces or pulverized coal processes to make steel. If this trend continues, the amount of metallurgical coal that our lessees mine could decrease. Additionally, since the amount of steel that is produced is tied to global economic conditions, a decline in those conditions could result in the decline of steel, coke and metallurgical coal production. Since metallurgical coal is priced higher than steam coal, some mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If these mines are unable to sell metallurgical coal, they may not be economically viable and may close.

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

Our growing coal infrastructure business exposes us to risks that we have not experienced in the royalty business.

Over the past two years, we have acquired several coal preparation plants, load-out facilities and beltlines. These facilities are subject to mechanical and operational breakdowns that could halt or delay the transportation and processing of coal, and therefore decrease our revenues. In addition, we have assumed the operating risks associated with the transportation infrastructure at two mines. Although we have sub-contracted out this work to a third party, we could experience increased costs as well as increased liability exposure associated with operating these facilities.

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

Risks Inherent in an Investment in Natural Resource Partners L.P.

Cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves.

Because distributions on the common units are dependent on the amount of cash we generate, distributions may fluctuate based on our performance. The actual amount of cash that is available to be distributed each quarter will depend on numerous factors, some of which are beyond our control and the control of the general partner. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

Cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates, including officers and directors of the general partner, for all expenses incurred on our behalf. The reimbursement of expenses and the payment of fees could adversely affect our ability to make distributions. The general partner has sole discretion to determine the amount of these expenses. In addition, our general partner and its affiliates may provide us services for which we will be charged reasonable fees as determined by the general partner.

Unitholders may not be able to remove our general partner even if they wish to do so.

Our general partner manages and operates NRP. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders have no right to elect the general partner or the directors of the general partner on an annual or any other basis.

Furthermore, if unitholders are dissatisfied with the performance of our general partner, they currently have little practical ability to remove our general partner or otherwise change its management. Our general partner may not be removed except upon the vote of the holders of at least 66 2/3% of our outstanding units (including units held by our general partner and its affiliates). Because the owners of our general partner, along with directors and executive officers and their affiliates, own a significant percentage of our outstanding common units, the removal of our general partner would be difficult without the consent of both our general partner and its affiliates.

In addition, the following provisions of our partnership agreement may discourage a person or group from attempting to remove our general partner or otherwise change our management:

•	generally, if a person acquires 20% or more of any class of units then outstanding other than from our general partner or its affiliates, the units owned by such person cannot be voted on any matter; and

•	limitations upon the ability of unitholders to call meetings or to acquire information about our operations, as well as other limitations upon the unitholders’ ability to influence the manner or direction of management.

As a result of these provisions, the price at which the common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

We may issue additional common units without unitholder approval, which would dilute a unitholder’s existing ownership interests.

Our general partner may cause us to issue an unlimited number of common units, without unitholder approval (subject to applicable NYSE rules). We may also issue at any time an unlimited number of equity securities ranking junior or senior to the common units without unitholder approval (subject to applicable NYSE rules). The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•	an existing unitholder’s proportionate ownership interest in NRP will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own 80% or more of the common units, the general partner will have the right, but not the obligation, which it may assign to any of its affiliates, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price generally equal to the then current market price of the common units. As a result, unitholders may be required to sell their common units at a time when they may not desire to sell them or at a price that is less than the price they would like to receive. They may also incur a tax liability upon a sale of their common units.

Unitholders may not have limited liability if a court finds that unitholder actions constitute control of our business.

Under Delaware law, a unitholder could be held liable for our obligations to the same extent as a general partner if a court determined that the right of unitholders to remove our general partner or to take other action under our partnership agreement constituted participation in the “control” of our business.

Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for those contractual obligations that are expressly made without recourse to our general partner.

In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

Conflicts of interest could arise among our general partner and us or the unitholders.

These conflicts may include the following:

•	we do not have any employees and we rely solely on employees of affiliates of the general partner;

•	under our partnership agreement, we reimburse the general partner for the costs of managing and for operating the partnership;

•	the amount of cash expenditures, borrowings and reserves in any quarter may affect cash available to pay quarterly distributions to unitholders;

•	the general partner tries to avoid being liable for partnership obligations. The general partner is permitted to protect its assets in this manner by our partnership agreement. Under our partnership agreement the general partner would not breach its fiduciary duty by avoiding liability for partnership obligations even if we can obtain more favorable terms without limiting the general partner’s liability; under our partnership agreement, the general partner may pay its affiliates for any services rendered on terms fair and reasonable to us. The general partner may also enter into additional contracts with any of its affiliates on behalf of us. Agreements or contracts between us and our general partner (and its affiliates) are not necessarily the result of arms length negotiations; and

•	the general partner would not breach our partnership agreement by exercising its call rights to purchase limited partnership interests or by assigning its call rights to one of its affiliates or to us.

The control of our general partner may be transferred to a third party without unitholder consent. A change of control may result in defaults under certain of our debt instruments and the triggering of payment obligations under compensation arrangements.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the general partner of our general partner from transferring its general partnership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers with its own choices and to control their decisions and actions.

In addition, a change of control would constitute an event of default under our revolving credit agreement. During the continuance of an event of default under our revolving credit agreement, the administrative agent may terminate any outstanding commitments of the lenders to extend credit to us and/or declare all amounts payable by us immediately due and payable. A change of control also may trigger payment obligations under various compensation arrangements with our officers.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact of an investment in our common units. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such a tax on us by any state will reduce the cash available for distribution to you.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

You will be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income which could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion and depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of investing in our common units, you may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own property and conduct business in a number of states in the United States. Most of these states impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Major Coal Properties

The following is a summary of our major coal properties in each coal producing region:

Northern Appalachia

AFG-Southwest PA.  The AFG property is located in Washington County, Pennsylvania. We acquired this property in November 2005. In 2007, 3.1 million tons were produced from this property. We lease this property to Conrhein Coal Company, a subsidiary of Consol Energy. Coal is produced from an underground mine and is transported by belt to a preparation plant operated by the lessee. Coal is shipped by both the CSX and Norfolk Southern railways to utility customers, such as American Electric Power and Allegheny Energy.

Beaver Creek.  The Beaver Creek property is located in Grant and Tucker Counties, West Virginia. In 2007, 2.1 million tons were produced from this property. This property includes the reserves which were acquired in our Mettiki acquisition in 2007. We lease this property to Mettiki Coal, LLC, a subsidiary of Alliance Resource Partners L.P. Coal is produced from an underground longwall mine. It is transported by truck to a preparation plant operated by the lessee. Coal is shipped primarily by truck to the Mount Storm power plant of Dominion Power.

Kingwood.  The Kingwood property is located in Preston County, West Virginia. In 2007, 911,000 tons were produced from this property. We lease this property to Kingwood Mining Company, LLC, a subsidiary of Alpha Natural Resources L.P. Coal is produced from an underground mine. It is transported by belt to a preparation plant operated by the lessee. Coal is shipped primarily by CSX railroad to utilities such as Allegheny Power, Mirant and VEPCO.

Gatling.  The Gatling property is located in Mason County, West Virginia. We acquired the property in January 2007 as part of the larger Cline transaction. In 2007, 586,000 tons were produced from the property. Coal from this property is mined from an underground mine and transported via belt line to a preparation plant on the property. Clean coal is transported via beltline either directly to the American Electric Power or to a barge loading facility.

The map on the following page shows the location of our properties in Northern Appalachia.

Central Appalachia

VICC/Alpha.  The VICC/Alpha property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2007, 6.4 million tons were produced from this property. We primarily lease this property to Alpha Land and Reserves, LLC. Production comes from both underground and surface mines and is trucked to one of four preparation plants. Coal is shipped via both the CSX and Norfolk Southern railroads to utility and metallurgical customers. Major customers include American Electric Power, Southern Company, Tennessee Valley Authority, VEPCO and U.S. Steel and to various export metallurgical customers.

D.D. Shepard.  The D.D. Shepard property is located in Boone County, West Virginia. This property is primarily leased to a subsidiary of Patriot Coal Corp. We acquired the property effective December 1, 2006. In 2007, 5.6 million tons were produced from the property. Both steam and metallurgical coal are produced by the lessees from underground and surface mines. Coal is transported from the mines via belt or truck to preparation plants on the property. Coal is shipped via the CSX railroad to customers such as Appalachian Power and to various export metallurgical customers.

Lynch.  The Lynch property is located in Harlan and Letcher Counties, Kentucky. In 2007, 5.3 million tons were produced from this property. We primarily lease the property to Resource Development, LLC, an independent coal producer. Production comes from both underground and surface mines. Coal is transported by truck to a preparation plant on the property and is shipped primarily on the CSX railroad to utility customers such as Georgia Power and Orlando Utilities.

Dingess-Rum.  The Dingess-Rum property is located in Logan, Clay and Nicholas Counties, West Virginia. This property is leased to subsidiaries of Massey Energy and Magnum Coal. We acquired this property effective January 1, 2007. In 2007, 3.7 million tons were produced from the property. Both steam and metallurgical coal are produced from underground and surface mines and transported by belt or truck to preparation plants on the property. Coal is shipped via the CSX railroad to steam customers such as American Electric Power, Dayton Power and Light, Detroit Edison and to various export metallurgical customers.

VICC/Kentucky Land.  The VICC/Kentucky Land property is located primarily in Perry, Leslie and Pike Counties, Kentucky. In 2007, 2.5 million tons were produced from this property. Coal is produced from a number of lessees from both underground and surface mines. Coal is shipped primarily by truck but also on the CSX and Norfolk Southern railroads to customers such as Southern Company, Tennessee Valley Authority, and American Electric Power.

Lone Mountain.  The Lone Mountain property is located in Harlan County, Kentucky. In 2007, 2.1 million tons were produced from this property. We lease the property to Ark Land Company, a subsidiary of Arch Coal, Inc. Production comes from underground mines and is transported primarily by beltline to a preparation plant on adjacent property and shipped on the Norfolk Southern or CSX railroads to utility customers such as Georgia Power and the Tennessee Valley Authority.

Pardee.  The Pardee property is located in Letcher County, Kentucky and Wise County Virginia. In 2007, 2.1 million tons were produced from this property. We lease the property to Ark Land Company, a subsidiary of Arch Coal, Inc. Production comes from underground and surface mines and is transported by truck or beltline to a preparation plant on the property and shipped primarily on the Norfolk Southern railroad to utility customers such as Georgia Power and the Tennessee Valley Authority and domestic and export metallurgical customers such as Algoma Steel and Arcelor.

The map on the following page shows the location of our properties in Central Appalachia.

Ohio River
Kanawha River
Ohio River
HUNTINGTON Operations Office
Big Sandy
KENTUCKY
WEST VIRGINIA
VIRGINIA
Gauley River
BLC
GAULEY
PLUMCREEK
NEW GAULEY
DD SHEPARD
WEST FORK
JONES-GIBSON
DINGESS RUN
ROCK HOUSE FORK
PLUMCREEK
SKILLET FORK
WYOMING
PINNACLE
BLUESTONE
CHESAPEAKE MINERAL
ELKHORN
VICC / KY LANDS
EVANS-LAVIERS
LYNCH
VICC / ALPHA
NRP Properties
City
Interstate
US Highway
Railroad
CENTRAL APPALACHIA
10 0 10 20
Scale in Miles

Southern Appalachia

BLC Properties.  The BLC properties are located in Kentucky, Tennessee, and Alabama. In 2007, 3.1 million tons were produced from these properties. We lease this property to a number of operators including Appolo Fuels Inc., Bell County Coal Corporation and Kopper-Glo Fuels. Production comes from both underground and surface mines and is trucked to preparation plants and loading facilities operated by our lessees. Coal is transported by truck and is shipped via both CSX and Norfolk & Southern railroads to utility and industrial customers. Major customers include Southern Company, South Carolina Electric & Gas, and numerous medium and small industrial customers.

Oak Grove.  The Oak Grove property is located in Jefferson County, Alabama. In 2007, 1.2 million tons were produced from this property. We lease the property to Oak Grove Resources, LLC, a subsidiary of Cleveland Cliffs Inc. Production comes from an underground mine and is transported primarily by beltline to a preparation plant. The metallurgical coal is then shipped via railroad and barge to both domestic and export customers.

The map below shows the location of our properties in Southern Appalachia.

Illinois Basin

Hocking-Wolford/Cummings.  The Hocking-Wolford property and the Cummings property are both located in Sullivan County, Indiana. In 2007, 1.2 million tons were produced from the properties. Both properties are under common lease to Black Beauty Coal Company, an affiliate of Peabody Energy Corporation. Production is currently from a surface mine, and coal is shipped by truck and railroad to customers such as Public Service of Indiana and Indianapolis Power and Light.

Sato.  The Sato property is located in Jackson County, Illinois. In 2007, 1.0 million tons were produced from the property. The property is under lease to Knight Hawk Coal LLC, an independent coal producer. Production is currently from a surface mine, and coal is shipped by truck and railroad to various Midwest and southeast utilities.

Williamson Development.  The Williamson Development property is located in Franklin and Williamson Counties, Illinois. The property is under lease to an affiliate of the Cline Group, and in 2007, 1.0 million tons were mined on the property. This production occurred in connection with development of the longwall that is expected to begin production in early 2008. Production is shipped primarily via CN railroad to customers such as Cinergy and to various export customers.

The map below shows the location of our properties in Illinois Basin.

Northern Powder River Basin

Western Energy.  The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2007, 5.8 million tons were produced from our property. Western Energy Company, a subsidiary Westmoreland Coal Company, has two coal leases on the property. Western Energy produces coal by surface dragline mining, and the coal is transported by either truck or beltline to the four-unit 2,200-megawatt Colstrip generation station located at the mine mouth and by the Burlington Northern Santa Fe railroad to Minnesota Power. A small amount of coal is transported by truck to other customers.

The map below shows the location of our properties in Northern Powder River Basin.

Title to Property

Of the approximately 2.1 billion tons of proven and probable coal reserves that we owned or controlled as of December 31, 2007, we owned approximately 99% of the reserves in fee. We lease approximately 2 million tons, or 1% of our reserves, from unaffiliated third parties. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operations of our business.

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

Our common units are listed and traded on the New York Stock Exchange (NYSE) under the symbol “NRP”. As of February 20, 2008, there were approximately 25,000 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

The following table sets forth the high and low sales prices per common unit, as reported on the New York Stock Exchange Composite Transaction Tape from January 1, 2006 to December 31, 2007, and the quarterly cash distribution declared and paid with respect to each quarter per common unit. All historical trading prices as well as the cash distributions that occurred prior to April 18, 2007 have been adjusted to reflect the two-for-one unit split that occurred on that date.

			Cash Distribution History
	Price Range		Per	Record	Payment
	High	Low	Unit	Date	Date

2006
First Quarter	$28.58	$25.25	$0.3950	05/01/2006	05/12/2006
Second Quarter	$29.48	$25.60	$0.4100	08/01/2006	08/14/2006
Third Quarter	$29.60	$24.10	$0.4250	11/01/2006	11/14/2006
Fourth Quarter	$29.99	$24.75	$0.4400	02/01/2007	02/14/2007
2007
First Quarter	$33.89	$28.18	$0.4550	05/01/2007	05/14/2007
Second Quarter	$38.94	$31.60	$0.4650	08/01/2007	08/14/2007
Third Quarter	$43.00	$26.38	$0.4750	11/01/2007	11/14/2007
Fourth Quarter	$35.61	$29.71	$0.4850	02/01/2008	02/14/2008

In addition to common units, we also issued subordinated units that were listed and traded on the NYSE under the symbol “NSP” from August 10, 2005 through November 14, 2007. The subordinated units were issued as part of our initial public offering in October 2002 and received a quarterly distribution only after sufficient funds had been paid to the common units, as described below. The subordinated units were held privately until August 2005, when a large holder of subordinated units sold 4,200,000 of its subordinated units in a public offering. Subsequently, this unitholder sold the remainder of its subordinated units in several block trades in December 2005.

During the subordination period, the holders of our common units were entitled to receive a minimum quarterly distribution of $0.25625 per unit prior to any distribution of available cash to holders of our subordinated units. The subordination period was defined generally as the period that would end on the first day of any quarter beginning after September 30, 2007 if (1) we had distributed at least the minimum quarterly distribution on all outstanding units in each of the immediately preceding three consecutive, non-overlapping four-quarter periods and (2) our adjusted operating surplus, as defined in our partnership agreement, during such periods equaled or exceeded the amount that would have been sufficient to enable us to distribute the minimum quarterly distribution on all outstanding units on a fully diluted basis and the related distribution on the 2% general partner interest during those periods. When the subordination period ended, the common units were no longer entitled to arrearages, the rights of the holders of subordinated units were no longer subordinated to the rights of the holders of common units and the subordinated units were converted into common units.

In connection with the Adena Minerals transaction, we issued 541,956 Class B units to Adena in January 2007. These units were subsequently split along with the common and subordinated units on April 18. At that time there were 1,083,912 Class B units outstanding. The Class B units were a new class of limited partnership interests in NRP that were to be converted to regular common units upon the approval of our unitholders (other than Adena and its affiliates). The Class B Units were subordinate to the regular common units, but senior to the subordinated units, with respect to cash distributions (and in liquidation) and were to be entitled to 110% of the cash distributions per common unit if they had not been converted to common units six months following the closing of the transactions contemplated by the Second Contribution Agreement (relating to Cline’s Gatling, Ohio complex) with Adena or September 30, 2008, whichever occurred first. The Class B Units were never listed for trading on the New York Stock Exchange. On May 22, 2007, due to changes in the rules of the New York Stock Exchange, unitholder approval of the conversion of these units was no longer necessary and these Class B units were converted into common units.

Our general partner holds 65% of our incentive distribution rights (IDRs) and the remaining IDRs are held by affiliates of our general partner. The IDRs entitle the holders to incentive distributions if the amount we distribute with respect to any quarter exceeds the specified target levels shown below:

Percentage Allocations of Available Cash from Operating Surplus

	Total Quarterly	Marginal Percentage Interest in
	Distribution Target	Distributions Paid
	Amount	Unitholders	General Partner	Holders of IDRs

Minimum Quarterly Distribution	$0.25625	98%	2%	—
First Target Distribution	$0.25625 up to $0.28125	98%	2%	—
Second Target Distribution	above $0.28125 up to $0.33125	85%	2%	13%
Third Target Distribution	above $0.33125 up to $0.38125	75%	2%	23%
Thereafter	above $0.38125	50%	2%	48%

Distributions of Cash to Partners

			Other
	General	Limited	Holders of	Total
	Partner	Partners	IDRs	Distributions
	(In thousands)

2005
Distributions	$1,504	$70,952	$—	$72,456
IDR Distributions	1,765	—	952	2,717

Total Distributions	3,269	70,952	952	75,173

2006
Distributions	1,847	81,660	—	83,507
IDR Distributions	5,756	—	3,099	8,855

Total Distributions	7,603	81,660	3,099	92,362

2007
Distributions	2,939	118,858	—	121,797
IDR Distributions	16,404	—	8,832	25,236

Total Distributions	$19,343	$118,858	$8,832	$147,033

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

The following table shows selected historical financial data for Natural Resource Partners L.P. for the periods and as of the dates indicated. We derived the information in the following tables from, and the information should be read together with and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in Item 8, “Financial Statements and Supplementary Data.” These tables should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NATURAL RESOURCE PARTNERS L.P.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per unit and per ton data)

Income Statement Data:
Revenues:
Coal royalties	$171,343	$147,752	$142,137	$106,456	$73,770
Aggregate royalties	7,434	538	—	—	—
Coal processing fees	4,824	1,452	—	—	—
Transportation fees	3,984	—	—	—	—
Oil and gas royalties	4,930	4,220	3,180	1,907	1,675
Property taxes	10,285	5,971	6,516	5,349	5,069
Minimums recognized as revenue	1,951	2,082	1,709	1,763	2,033
Override royalties	3,794	957	2,144	3,222	1,022
Other	6,440	7,701	3,367	2,735	1,897

Total revenues	214,985	170,673	159,053	121,432	85,466
Expenses:
Depreciation, depletion and amortization	51,391	29,695	33,730	30,077	24,483
General and administrative	20,048	15,520	12,319	11,503	8,923
Property, franchise and other taxes	13,613	8,122	8,142	6,835	5,810
Transportation costs	298	—	—	—	—
Coal royalty and override payments	1,336	1,560	3,392	2,045	1,299

Total expenses	86,686	54,897	57,583	50,460	40,515

Income from operations	128,299	115,776	101,470	70,972	44,951
Interest expense	(28,690)	(16,423)	(11,044)	(11,192)	(7,696)
Interest income	2,890	2,737	1,413	349	206
Loss from early extinguishment of debt	—	—	—	(1,135)	—
Loss on sale of assets	—	—	—	—	(55)
Loss from interest rate hedge	—	—	—	—	(499)

Net income	$102,499	$102,090	$91,839	$58,994	$36,907

Balance Sheet Data (at period end):
Total assets	$1,320,031	$939,493	$684,996	$599,926	$531,676
Deferred revenue	36,286	20,654	14,851	15,847	15,054
Long-term debt	496,057	454,291	221,950	156,300	192,650
Total liabilities	575,440	503,806	259,088	190,734	223,518
Partners’ capital	744,591	435,687	425,908	409,192	308,158
Cash Flow Data:
Net cash flow provided by (used in):
Operating activities	$168,153	$138,843	$121,675	$90,847	$64,528
Investing activities	(79,634)	(257,714)	(105,702)	(77,733)	(142,511)
Financing activities	(96,222)	137,224	(10,385)	4,669	94,550
Other Data:
Royalty coal tons produced by lessees	57,232	52,092	53,606	48,357	44,344
Average gross coal royalty revenue per ton	$2.99	$2.84	$2.65	$2.20	$1.66
Aggregate tons produced by lessee	5,698	412	—	—	—
Average gross aggregate royalty revenue per ton	$1.30	$1.31	—	—	—
Basic and diluted net income per limited partner unit	$1.26	$1.74	$1.70	$1.15	$0.80
Weighted average number of units outstanding:
Common	54,582	34,366	28,690	26,894	22,708
Subordinated	9,923	16,316	21,992	22,708	22,708
Distributions per limited partner unit	$1.880	$1.670	$1.450	$1.238	$1.075

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing. For more detailed information regarding the basis of presentation for the following financial information, see the Notes to the Consolidated Financial Statements.

Executive Overview

Our Business

We engage principally in the business of owning, managing and leasing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2007, we owned or controlled approximately 2.1 billion tons of proven and probable coal reserves in eleven states, and 59% of our reserves were low sulfur coal. We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments.

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

In addition to coal royalty revenues, we generated approximately 20% of our 2007 total revenues from other sources, compared to 13% for the same period in 2006. The increase represents our commitment to continuing to diversify our sources of revenue. These other sources include: aggregate royalties; coal processing and transportation fees; rentals; royalties on oil and gas and coalbed methane leases; timber stumpages; overriding royalty arrangements; and wheelage payments.

Current Results

As of December 31, 2007, our reserves were subject to 191 leases with 66 lessees. For the year ended December 31, 2007, our lessees produced 57.2 million tons of coal generating $171.3 million in coal royalty revenues from our properties, and our total revenues were $215 million.

Although we have recently acquired a large number of reserves in the Illinois Basin and diversified into aggregates and coal transportation and processing infrastructure, a significant portion of our total revenue remains dependent upon Appalachian coal production and prices. Coal royalty revenues from our Appalachian properties represented 71% of our total revenues for the year ended December 31, 2007. Approximately 29% of our coal royalty revenues and 23% of the related production during the year were from metallurgical coal, which is used in the production of steel.

Prices of metallurgical coal have been substantially higher than steam coal over the past few years, and we expect them to remain at high levels for the next several years. The current pricing environment for U.S. metallurgical coal is robust in both the domestic and export markets. Coal prices for both steam and metallurgical coal in Appalachia began to move in a positive direction during the second half of 2007, and the price movement accelerated at the end of 2007 and into 2008. The U.S. coal market, especially for coal from Appalachia and to a more limited extent the Illinois Basin, is being dramatically impacted by events in China,

Australia and South Africa that are impacting world coal supply. Many observers believe that the growing world demand for coal may lead to an increasingly favorable pricing structure for all U.S. coal.

The Cline operations that we acquired in Illinois and West Virginia began to show modest improvement in the second half of 2007 over their performance in the first half of the year. We expect this trend to continue in 2008 as the operations continue to ramp up to their full production potential. Because the improved production from the mines will also directly impact the coal transportation revenues we receive from those properties, we continue to believe that these properties will be significant positive contributors to our revenue over the long-term.

Although coal prices have improved significantly, the political, legal and regulatory environment is becoming increasingly difficult for the coal industry. The 2007 judicial decisions by the Southern District of West Virginia regarding permits issued under Section 404 of the Clean Water Act in West Virginia, together with a similar lawsuit filed in Kentucky, have created significant regulatory uncertainty for the coal industry. If these cases have adverse outcomes, it could have long-term negative implications for the future of mining in Appalachia as well as our coal royalty revenues derived from that region.

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

	For the Years Ended December 31,
	2007	2006	2005

Net cash provided by operating activities	$168,153	$138,843	$121,675
Less scheduled principal payments	(9,350)	(9,350)	(9,350)
Less reserves for principal payments	(13,388)	(9,600)	(9,400)
Add reserves used for scheduled principal payments	9,400	9,400	9,400

Distributable cash flow	$154,815	$129,293	$112,325

Acquisitions

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.

2007 Acquisitions

Massey Energy.  On December 31, 2007, we acquired an overriding royalty interest from Massey Energy for $6.6 million. The override relates to low-vol metallurgical coal reserves that are being produced from the Pinnacle Mine in West Virginia.

National Resources.  On December 17, 2007, we acquired approximately 17.5 million tons of high quality low-vol metallurgical coal reserves in Wyoming and McDowell Counties in West Virginia from National Resources, Inc., a subsidiary of Bluestone Coal. Total consideration for this purchase was $27.2 million.

Cheyenne Resources.  On August 16, 2007, we acquired a rail load-out facility and rail spur from Cheyenne Resources for $5.5 million. This facility is located in Perry County, Kentucky.

Mid-Vol Coal Preparation Plant.  On May 21, 2007, we signed an agreement for the construction of a coal preparation plant, coal handling infrastructure and a rail load-out facility under our memorandum of understanding with Taggart Global USA, LLC. Consideration for the facility, located near Eckman, West Virginia, is estimated to be approximately $16.2 million, of which $11.2 million had been paid as of December 31, 2007 for construction costs incurred to date.

Mettiki.  On April 2, 2007, we acquired approximately 35 million tons of coal reserves in Grant and Tucker Counties in Northern West Virginia for total consideration of 500,000 NRP common units and approximately $10.2 million in cash. The assets were acquired from Western Pocahontas Properties under our omnibus agreement. Western Pocahontas Properties has retained an overriding royalty interest on approximately 16 million tons of non-permitted reserves, which will be offered to NRP at the time those reserves are permitted.

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

Cline.  On January 4, 2007, we acquired 49 million tons of reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, we acquired transportation assets and related infrastructure at those mines. As consideration for the transaction we issued 7,826,160 common units and 1,083,912 Class B units representing limited partner interests in NRP. Through its affiliate Adena Minerals, LLC, The Cline Group received a 22% interest in our general partner and in the incentive distribution rights of NRP in return for providing NRP with the exclusive right to acquire additional reserves, royalty interests and certain transportation infrastructure relating to future mine developments by The Cline Group. Simultaneous with the closing of this transaction, we signed a definitive agreement to purchase the coal reserves and transportation infrastructure at Cline’s Gatling Ohio complex. This transaction will close upon commencement of coal production, which is currently expected to occur in late 2008 or early 2009. At the time of closing, NRP will issue Adena 4,560,000 additional units, and the general partner of NRP will issue Adena an additional 9% interest in the general partner and the incentive distribution rights.

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

Bluestone.  On December 18, 2006, we acquired approximately 20 million tons of low-vol metallurgical coal reserves that are located above our Pinnacle reserves in Wyoming County, West Virginia for $20 million.

D.D. Shepherd.  On December 1, 2006, we acquired nearly 25,000 acres of land containing in excess of 80 million tons of coal reserves for $110 million. The property is located in Boone County, West Virginia adjacent to other NRP property and consists of both metallurgical and steam coal reserves, gas reserves, surface and timber.

Red Fox.  On September 1, 2006, we acquired the Red Fox preparation plant and coal handling facility located in McDowell County, West Virginia for approximately $8.1 million, of which $4.1 million was paid at closing and the remainder was paid during the third and fourth quarters of 2006 as construction was completed. This acquisition was the second under our memorandum of understanding with Taggart Global. The plant will handle an estimated 20 million tons of coal reserves during its life.

Coal Mountain.  On August 24, 2006, we acquired the Coal Mountain preparation plant, handling facility and rail load-out facility located in Wyoming County, West Virginia for $16.1 million under our memorandum of understanding with Taggart Global. We expect that approximately 35 million tons of coal will be processed through this facility during its life.

Williamson Development.  On January 20, 2006 and August 15, 2006, we closed the second and third phases of the Williamson Development acquisition in Illinois for $35 million each. Upon the completion of the third phase, we had acquired a total of 87.5 million tons of coal reserves for an aggregate purchase price of $105 million.

Allegany County, Maryland.  On June 29, 2006, we acquired 3.3 million tons of coal in Allegany County, Maryland for $5.5 million.

Indiana Reserves.  On May 26, 2006, we acquired 16.3 million tons of coal reserves and an overriding royalty interest on an additional 2.4 million tons for $10.85 million. These reserves are located in Pike, Warrick and Gibson Counties in Indiana.

Dispositions

Virginia Land Sale.  For the year ended December 31, 2007, we received proceeds of $1.4 million and recorded a gain of $1.2 million related to the sale of surface acreage located on our property in Wise County, Virginia.

Virginia Timber Properties.  For the year ended December 31, 2006, we received proceeds of $7.1 million and recorded a gain of $3.5 million related to transactions involving the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia.

Critical Accounting Policies

Coal and Aggregate Royalties.  Coal and aggregate royalty revenues are recognized on the basis of tons of mineral sold by the Partnership’s lessees and the corresponding revenue from those sales. Generally, the lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they sell, subject to minimum annual or quarterly payments.

Coal Processing and Transportation Fees.  Coal processing fees are recognized on the basis of tons of coal processed through the facilities by the Partnership’s lessees and the corresponding revenue from those sales. Generally, the lessees of the coal processing facilities make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal that is processed and sold from the facilities. The coal processing leases are structured in a manner so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Coal transportation fees are recognized on the basis of tons of coal transported over the beltlines. Under the terms of the transportation contracts, we receive a fixed price per ton for all coal transported on the beltlines.

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

Minimum Royalties.  Most of the Partnership’s lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

Depreciation and Depletion.  We depreciate our plant and equipment on a straight line basis over the estimated useful life of the asset. We deplete mineral properties on a units-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage in those properties. We estimate proven and probable mineral reserves with the assistance of third-party mining consultants, and we use estimation techniques and recoverability assumptions. We update our estimates of mineral reserves periodically and this may result in material adjustments to mineral reserves and depletion rates that we recognize prospectively. Historical revisions have not been material. Timberlands are stated at cost less depletion. We determine the cost of the timber harvested based on the volume of timber harvested in relation to the amount of estimated net merchantable volume by geographic areas. We estimate our timber inventory using statistical information and data obtained from physical measurements and other information gathering techniques. We update these estimates annually, which may result in adjustments of timber volumes and depletion rates that we recognize prospectively. Changes in these estimates have no effect on our cash flow.

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

New Accounting Standard

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on the financial statements.

Results of Operations

Summary of 2007 and 2006 Royalties and Production

	For the Years Ended
	December 31,		Increase	Percentage
	2007	2006	(Decrease)	Change
	(In thousands, except percent and per ton data)

Coal royalties
Appalachia
Northern	$16,664	$10,231	$6,433	63%
Central	117,820	100,487	17,333	17%
Southern	17,832	20,469	(2,637)	(13)%

Total Appalachia	152,316	131,187	21,129	16%
Illinois Basin	7,963	5,325	2,638	50%
Northern Powder River Basin	11,064	11,240	(176)	(2)%

Total	$171,343	$147,752	$23,591	16%

Production (tons)
Appalachia
Northern	7,270	5,329	1,941	36%
Central	35,835	31,991	3,844	12%
Southern	4,603	5,347	(744)	(14)%

Total Appalachia	47,708	42,667	5,041	12%
Illinois Basin	3,709	2,877	832	29%
Northern Powder River Basin	5,815	6,548	(733)	(11)%

Total	57,232	52,092	5,140	10%

Average gross royalty revenue per ton
Appalachia
Northern	$2.29	$1.92	$0.37	19%
Central	3.29	3.14	0.15	5%
Southern	3.87	3.83	0.04	1%
Total Appalachia	3.19	3.07	0.12	4%
Illinois Basin	2.15	1.85	0.30	16%
Northern Powder River Basin	1.90	1.72	0.18	10%
Combined average gross royalty revenue per ton	2.99	2.84	0.15	5%
Aggregates
Royalty revenues	$7,434	$538	$6,896	1282%
Production	5,698	412	5,286	1283%
Average gross royalty revenue per ton	$1.30	$1.31	$(0.01)	(1%)

Coal Royalty Revenues and Production.  Coal royalty revenues comprised approximately 80% and 87% of our total revenue for the years ended December 31, 2007 and 2006, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia.  As a result of acquisitions completed since the end of 2006 and higher prices, both coal royalty revenues and production in Appalachia increased in 2007. The Appalachian results by region are set forth below.

Northern Appalachia.  Coal royalty revenues and production increased primarily due to acquisitions completed during 2007. Coal royalty revenues attributable to those acquisitions were $7.3 million and production was 2.7 million tons. These increases were partially offset by lower production and coal royalty revenues from our Sincell property where longwall mining was completed. The longwall on the Sincell property moved to the Beaver Creek property to reserves we acquired in the Mettiki acquisition.

Central Appalachia.  Coal royalty revenues attributable to acquisitions completed in 2007 were $33.5 million and production was 9.2 million tons. Offsetting these increases was lower production on our VICC/Kentucky Land, Pinnacle, Dorothy and Evans Lavier properties, all of which had some mining activity move to adjacent properties, resulting in an aggregate $15.4 million reduction in coal royalty revenues from those properties for the current year compared to 2006.

Southern Appalachia.  Our coal royalty revenues and production in Southern Appalachia decreased for the year ended December 31, 2007 compared to the year ended December 31, 2006 because our major lessees on our BLC Properties and Twin Pines/Drummond properties had more production coming from adjacent property.

Illinois Basin.  Coal royalty revenues and production attributable to our Williamson and James River acquisitions was $2.9 million and production was 1.2 million tons for the current year. This increase was partially offset by reduced production and coal royalty revenues on our Trico property.

Northern Powder River Basin.  The decrease in production on our Western Energy property was due to the normal variations that occur due to the checkerboard nature of our ownership, but was partially offset by higher prices being received by our lessee.

Aggregates Royalty Revenues, Reserves and Production.  In December 2006, we acquired aggregate reserves located in DuPont, Washington. For the year ended December 31, 2007, we recorded $7.4 million in royalty revenues from aggregates and had production of 5.7 million tons. Nearly all of this production and revenue is attributable to the aggregate reserves in DuPont, Washington.

Summary of 2006 and 2005 Royalties and Production

	For the Years Ended
	December 31,		Increase	Percentage
	2006	2005	(Decrease)	Change
	(In thousands, except percent and per ton data)

Coal royalties
Appalachia
Northern	$10,231	$11,306	$(1,075)	(10)%
Central	100,487	93,008	7,479	8%
Southern	20,469	25,089	(4,620)	(18)%

Total Appalachia	131,187	129,403	1,784	1%
Illinois Basin	5,325	4,288	1,037	24%
Northern Powder River Basin	11,240	8,446	2,794	33%

Total	$147,752	$142,137	$5,615	4%

Production (tons)
Appalachia
Northern	5,329	5,977	(648)	(11)%
Central	31,991	32,790	(799)	(2)%
Southern	5,347	6,263	(916)	(15)%

Total Appalachia	42,667	45,030	(2,363)	(5)%
Illinois Basin	2,877	2,781	96	3%
Northern Powder River Basin	6,548	5,795	753	13%

Total	52,092	53,606	(1,514)	(3)%

Average gross royalty revenue per ton
Appalachia
Northern	$1.92	$1.89	$.03	2%
Central	3.14	2.84	.30	11%
Southern	3.83	4.01	(.18)	(4)%
Total Appalachia	3.07	2.87	.20	7%
Illinois Basin	1.85	1.54	.31	20%
Northern Powder River Basin	1.72	1.46	.26	18%
Combined average gross royalty revenue per ton	2.84	2.65	.19	7%
Aggregates
Royalty revenues	$538	—	$538	N/A
Production	412	—	412	N/A
Average gross royalty revenue per ton	$1.31	—	$1.31	N/A

Coal Royalty Revenues and Production.  Coal royalty revenues comprised approximately 87% and 89% of our total revenue for the years ended December 31, 2006 and 2005, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia.  As a result of higher prices in the Central Appalachian region, coal royalty revenues increased by $1.8 million or 1%. The Appalachian results by region are shown below.

Northern Appalachia.  Coal royalty revenues and production and revenue increased on our AFG property due to a lessee having a greater proportion of production on the property. This increase was more than offset by lower production and coal royalties on our Sincell property, where the longwall mineable reserves were exhausted and on our Stony River property where the lessee idled production during bankruptcy proceedings.

Central Appalachia.  Production from our Central Appalachian properties decreased 2%, but as a result of higher prices our coal royalty revenues increased 8%. The property we acquired in the D.D. Shepard transaction in December 2006 generated $2.1 million in coal royalty revenues on production of 486,000 tons. In addition to the D.D. Shepard property, our VICC/Kentucky Land, VICC/Alpha, Plum Creek, Lynch and Pardee properties had increased production. These increases were due to a combination of a higher proportion of production being on our property and new mines starting up or achieving full production. These increases were partially offset by lower production on our Eunice, Pinnacle and Eastern Kentucky properties, as a result of the lessees having a greater proportion of production from adjacent properties.

Southern Appalachia.  Coal royalty revenues and production in Southern Appalachia decreased and were primarily attributable to our BLC, Twin Pines/Drummond and Oak Grove properties. On our BLC properties, one of our lessees had lower production and was granted a temporary royalty reduction. On our Twin Pines/Drummond properties our lessee idled a mine and was granted a temporary royalty reduction. On our Oak Grove property the lessee had lower production.

Illinois Basin.  Coal royalty revenues increased by $1.0 million or 24%. During the fourth quarter, production began from our Williamson property. The mine produced 66,000 tons and had coal royalty revenues of $171,000. We also had increased production on our Sato/Trico and Hocking Wolford/Cummings properties on which production remained nearly constant but had higher sales prices.

Northern Powder River Basin.  The increased production on our Western Energy property was due to the normal variations that occur due to the checkerboard nature of our ownership and a positive price adjustment received by the lessee during the third quarter.

Other Operating Results

Coal Transportation and Processing Revenues.  Since the end of 2005, we have acquired four preparation plants and coal handling facilities that have generated approximately $4.8 million and $1.5 million in coal processing fees for the years ended December 31, 2007 and 2006, respectively. We did not receive any revenues from coal processing fees in 2005. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities.

In addition to our preparation plants, as part of the January 2007 Cline transaction, we acquired coal handling and transportation infrastructure associated with the Gatling mining complex in West Virginia and beltlines and rail load-out facilities associated with Williamson Energy’s Pond Creek No. 1 mine in Illinois. In contrast to our typical royalty structure, we are operating the coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We anticipate that these assets will contribute significant revenues to us in future years. We generated approximately $4.0 million in transportation fees from these assets in 2007.

Oil and Gas Royalties.  We generated $4.9 million, $4.2 million and $3.2 million from oil and gas royalties for the years ended December 31, 2007, 2006 and 2005, respectively. The steady increase in revenues is primarily due to increased gas prices rather than increased production on our properties.

Other revenues.  Included in other revenues for the year ended December 31, 2007 is a gain of $1.2 million from the sale of surface acreage in Wise County, Virginia. We received total proceeds in 2007 of $1.4 million related to this sale. During 2006, we recorded the sale of timber and related surface acreage located on our property in Wise and Dickenson Counties, Virginia. We received proceeds from the sale of $7.1 million, resulting in a gain of $3.5 million for the year ended December 31, 2006. There were no material sales of land or timber in 2005.

Operating costs and expenses.  Included in total expenses are:

•	Depletion and amortization of $51.4 million, $29.7 million and $33.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Fluctuations in depletion are dependent on the depletion rates where coal is mined, which can cause total depletion to be lower in periods where production is actually up. The new properties that we acquired in 2007 and at the end of 2006 are being depleted at much higher rates than our older properties, resulting in the significant increase in 2007.

•	General and administrative expenses of $20.0 million, $15.5 million and $12.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in general and administrative expenses is primarily attributable to additional expenses required to manage a larger portfolio of properties as well as an increase in incentive compensation accrual partially attributable to the adoption of FAS 123R in 2006 as well as the steady increase in our unit price.

•	Property, franchise and other taxes of $13.6 million, $8.1 million and $8.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The significant increase in 2007 was primarily due to taxes on additional properties we have acquired. A substantial portion of our property taxes is reimbursed to us by our lessees and is reflected as property tax revenue on our statement of income.

Interest Expense.  Interest expense was $28.7 million, $16.4 million and $11.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The continued increase in interest expense is attributed to increased borrowings on our credit facility and the issuance of senior notes used to fund acquisitions in 2006 and 2007.

Related Party Transactions

Partnership Agreement

Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, we reimburse our general partner and its affiliates for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to unitholders. The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $5.0 million in 2007, $4.0 million in 2006 and $3.7 million in 2005. For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement.”

The Cline Group

On January 4, 2007, we acquired from Adena Minerals, LLC four entities that own approximately 49 million tons of coal reserves in West Virginia and Illinois that are leased to active mining operations, as well as associated transportation and infrastructure assets at those mines. The reserves consist of 37 million tons at Adena’s Gatling mining operation in Mason County, West Virginia and 12 million tons adjacent to reserves currently owned by us at Adena affiliate Williamson Energy’s Pond Creek No. 1 mine in Southern Illinois. In consideration therefor, Adena received 3,913,080 common units and 541,956 Class B units representing limited partner interests in NRP and a 22% interest in our general partner and in our outstanding incentive distribution rights. As a result of our unit split and the conversion of the Class B units to common units, Adena now owns 8,910,072 common units, representing a 13.7% interest in NRP. Adena is an affiliate of The Cline Group, a private coal company that controls over 3 billion tons of coal reserves in the Illinois and Northern Appalachian coal basins. In 2007, we received $12.1 million in revenues from affiliates of The Cline Group. In addition we also received $9.7 million in advance minimum royalty payments that have not been recouped.

Second Contribution Agreement.  At the closing, we executed a Second Contribution Agreement, pursuant to which we agreed to acquire from Adena two entities that own coal reserves in Meigs County, Ohio and associated transportation infrastructure. As consideration, Adena will receive 4,560,000 common units, as well as an additional

9% interest in the general partner and our outstanding incentive distribution rights. The transactions contemplated by the Second Contribution Agreement are expected to close, subject to customary closing conditions, upon commencement of production of the Ohio coal reserves, which is currently expected to occur in late 2008 or early 2009.

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

Investor Rights Agreement.  Also at the closing, NRP and certain affiliates and Adena executed an Investor Rights Agreement pursuant to which Adena was granted certain management rights. Specifically, Adena has the right to name two directors (one of which will be independent) to the board of directors of our managing general partner so long as Adena beneficially owns either 5% of our limited partnership interest or 5% of our general partner’s limited partnership interest and so long as certain rights under our managing general partner’s LLC Agreement have not been exercised by Adena or Corbin J. Robertson, Jr. Adena nominated J. Matthew Fifield, Managing Director of Adena, and Leo A. Vecellio to serve as the two directors. Mr. Vecellio serves on our Compensation, Nominating and Governance Committee. Adena also has the right, pursuant to the terms of the Investor Rights Agreement, to withhold its consent to the sale or other disposition of any entity or assets contributed by the Cline entities to NRP.

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

In February 2007, QEP acquired a 43% membership interest in Taggart Global, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. NRP and Taggart Global have jointly developed three such plants in West Virginia.

In June 2007, QEP acquired Kopper-Glo, a small coal mining company with operations in Tennessee. Kopper-Glo is an NRP lessee that paid us $1.9 million in coal royalties in 2007.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions with available cash, borrowings under our revolving credit facility, and the issuance of our senior notes and additional units. We believe that cash generated from our operations, combined with the availability under our credit facility and the proceeds from the issuance of debt and equity, will be sufficient to fund working capital, capital expenditures and future acquisitions. Our ability to satisfy any debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to our unitholders will depend upon our ability to access the capital markets, as well as our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Item 1A. Risk Factors.” Our capital expenditures, other than for acquisitions, have historically been minimal.

Net cash provided by operations for the years ended December 31, 2007, 2006 and 2005 was $168.2 million, $138.8 million and $121.7 million, respectively. Substantially all of our cash provided by operations since inception has been generated from coal royalty revenues.

Net cash used in investing activities for the years December 31, 2007, 2006 and 2005 was $79.6 million, $257.7 million and $105.7 million, respectively. In each of those years, substantially all of our investing activities consisted of acquiring coal reserves and other mineral rights, but we spent $16.7 million, $24.2 million and $6.0 million in 2007, 2006 and 2005, respectively, on coal infrastructure acquisitions. In December 2006, we acquired aggregate reserves for $23.5 million. In 2006, we sold non-core timberlands for gross proceeds totaling $7.1 million. In 2007, we sold surface acreage in Wise County, Virginia for gross proceeds of $1.4 million.

Net cash generated from financing activities for the year ended December 31, 2006 was $137.2 million, while we used $96.0 million and $10.4 million in cash for financing activities for the years ended December 31, 2007 and 2005, respectively. All of the loan proceeds from our credit facility were used to fund our acquisitions. We issued $50 million in senior notes in each of 2006 and 2005 and $225 million in senior notes in 2007. We used those proceeds to pay down our credit facility. We also made $9.35 million in principal payments on our senior notes in each of the three periods. Cash distributions to our partners were $147.0 million, $92.4 million and $75.2 million for the years ending December 31, 2007, 2006 and 2005, respectively. As a part of the Dingess-Rum and Mettiki acquisitions we received $2.6 million in cash contributions from our general partner to maintain its 2% interest.

Contractual Obligations and Commercial Commitments

Long-Term Debt

At December 31, 2007, our debt consisted of:

•	$48.0 million of our $300 million floating rate revolving credit facility, due March 2012;

•	$35.0 million of 5.55% senior notes due 2013;

•	$55.8 million of 4.91% senior notes due 2018;

•	$100.0 million of 5.05% senior notes due 2020;

•	$2.7 million of 5.31% utility local improvement obligation due 2021;

•	$46.8 million of 5.55% senior notes due 2023; and

•	$225.0 million of 5.82% senior notes due 2024.

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

The note purchase agreement contains covenants requiring our operating subsidiary to:

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2007 (in millions):

	Payments Due by Period(1)
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt (including current maturities)	$725.1	$42.6	$41.7	$55.8	$53.4	$98.9	$432.7

(1)	The amounts indicated in the table include principal and interest due on our senior notes, as well as the utility local improvement obligation related to our property in DuPont, Washington. The table also includes the $48.0 million outstanding principal balance at December 31, 2007 under our credit facility, which matures in March 2012.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2007, 2006 and 2005.

Environmental

The operations our lessees conduct on our properties are subject to federal and state environmental laws and regulations. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties for the period ended December 31, 2007. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our current borrowings under our credit facility, which are subject to variable interest rates based upon LIBOR or the federal funds rate plus an applicable margin. Management monitors interest rates and may enter into interest rate instruments to protect against increased borrowing costs. At December 31, 2007, we had $48 million outstanding in variable interest debt. If interest rates were to increase by 1%, annual interest expense would increase $480,000, assuming the same principal amount remained outstanding during the year.

Item 8.	Financial Statements and Supplementary Data

NATURAL RESOURCE PARTNERS L.P.
CONSOLDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Natural Resource Partners L.P.

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Resource Partners L.P. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Natural Resource Partners L.P. adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 28, 2008

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except for
	unit information)

ASSETS
Current assets:
Cash and cash equivalents	$58,341	$66,044
Restricted cash	6,240	—
Accounts receivable, net of allowance for doubtful accounts	27,643	23,357
Accounts receivable — affiliate	1,005	21
Other	1,009	1,411

Total current assets	94,238	90,833
Land	24,343	17,781
Plant and equipment, net	61,441	29,615
Coal and other mineral rights, net	1,030,088	798,135
Intangible assets	106,222	—
Loan financing costs, net	3,098	2,197
Other assets, net	601	932

Total assets	$1,320,031	$939,493

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$2,567	$1,041
Accounts payable — affiliate	104	105
Current portion of long-term debt	17,234	9,542
Accrued incentive plan expenses — current portion	3,993	5,418
Property, franchise and other taxes payable	6,415	4,330
Accrued interest	6,276	3,846

Total current liabilities	36,589	24,282
Deferred revenue	36,286	20,654
Asset retirement obligation	39	—
Accrued incentive plan expenses	6,469	4,579
Long-term debt	496,057	454,291
Partners’ capital:
Common units (outstanding: 64,891,136 in 2007, 39,327,430 in 2006)	731,113	338,912
Subordinated units (outstanding: 11,353,634 in 2006)	—	83,772
General partner’s interest	14,177	12,138
Holders of incentive distribution rights	—	1,616
Accumulated other comprehensive loss	(699)	(751)

Total partners’ capital	744,591	435,687

Total liabilities and partners’ capital	$1,320,031	$939,493

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per unit data)

Revenues:
Coal royalties	$171,343	$147,752	$142,137
Aggregate royalties	7,434	538	—
Coal processing fees	4,824	1,452	—
Transportation fees	3,984	—	—
Oil and gas royalties	4,930	4,220	3,180
Property taxes	10,285	5,971	6,516
Minimums recognized as revenue	1,951	2,082	1,709
Override royalties	3,794	957	2,144
Other	6,440	7,701	3,367

Total revenues	214,985	170,673	159,053
Operating costs and expenses:
Depreciation, depletion and amortization	51,391	29,695	33,730
General and administrative	20,048	15,520	12,319
Property, franchise and other taxes	13,613	8,122	8,142
Transportation costs	298	—	—
Coal royalty and override payments	1,336	1,560	3,392

Total operating costs and expenses	86,686	54,897	57,583

Income from operations	128,299	115,776	101,470
Other income (expense)
Interest expense	(28,690)	(16,423)	(11,044)
Interest income	2,890	2,737	1,413

Net income	$102,499	$102,090	$91,839

Net income attributable to:
General partner	$14,315	$9,717	$4,491

Holders of incentive distribution rights	$7,216	$4,133	$1,429

Limited partners	$80,968	$88,240	$85,919

Basic and diluted net income per limited partner unit:
Common	$1.26	$1.74	$1.70

Subordinated	$1.26	$1.74	$1.70

Weighted average number of units outstanding:
Common	54,582	34,366	28,690

Subordinated	9,923	16,316	21,992

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

STATEMENT OF PARTNERS’ CAPITAL

						Holders
						of Incentive	Accumulated
					General	Distribution	Other
	Common Units		Subordinated Units		Partner	Rights	Comprehensive
	Units	Amounts	Units	Amounts	Amounts	Amounts	Income (Loss)	Total
	(In thousands, except unit data)

Balance at December 31, 2004	27,973,812	$243,814	22,707,316	$157,324	$8,802	$105	$(853)	$409,192
Subordinated units converted to common	5,676,860	39,873	(5,676,860)	(39,873)	—	—	—	—
Redemption of fractional units upon conversion of subordinated units	(58)	(1)	—	—	—	—	—	(1)
Distributions to unitholders	—	(39,162)	—	(31,790)	(3,269)	(952)	—	(75,173)
Net income for the year ended December 31, 2005	—	48,466	—	37,453	4,491	1,429	—	91,839
Loss on interest hedge	—	—	—	—	—	—	51	51

Comprehensive income	—	—	—	—	—	—	51	91,890

Balance at December 31, 2005	33,650,614	$292,990	17,030,456	$123,114	$10,024	$582	$(802)	$425,908

Subordinated units converted to common	5,676,822	40,775	(5,676,822)	(40,775)	—	—	—	—
Redemption of fractional units upon conversion of subordinated units	(6)	—	—	—	—	—	—	—
Distributions to unitholders	—	(54,220)	—	(27,440)	(7,603)	(3,099)	—	(92,362)
Net income for the year ended December 31, 2006	—	59,367	—	28,873	9,717	4,133	—	102,090
Loss on interest hedge	—	—	—	—	—	—	51	51

Comprehensive income	—	—	—	—	—	—	51	102,141

Balance at December 31, 2006	39,327,430	$338,912	11,353,634	$83,772	$12,138	$1,616	$(751)	$435,687

Issuance of units for acquisitions	14,210,072	346,319	—	—	4,422	—	—	350,741
Subordinated units converted to common	11,353,634	75,444	(11,353,634)	(75,444)	—	—	—	—
Capital contribution	—	—	—	—	2,645	—	—	2,645
Distributions to unitholders		(98,023)		(20,835)	(19,343)	(8,832)	—	(147,033)
Net income for the year ended December 31, 2007	—	68,461	—	12,507	14,315	7,216	—	102,499
Loss on interest hedge	—	—	—	—	—	—	52	52

Comprehensive income	—	—	—	—	—	—	52	102,551

Balance at December 31, 2007	64,891,136	$731,113	—	—	$14,177	—	$(699)	$744,591

For reporting purposes the Class “B” units that were issued in conjunction with the Cline acquisition are being presented with common units in the table above. The Class “B” units were issued in January 2007 and were subsequently converted to common units in May 2007.

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$102,499	$102,090	$91,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	51,391	29,695	33,730
Non-cash interest charge	443	349	318
Gain on sale of assets	(1,236)	(3,471)	—
Change in operating assets and liabilities:
Accounts receivable	(5,270)	(1,426)	(6,869)
Other assets	178	(579)	(47)
Accounts payable and accrued liabilities	(464)	381	84
Accrued interest	2,430	2,312	1,268
Deferred revenue	15,632	5,803	(996)
Accrued incentive plan expenses	465	3,497	1,670
Property, franchise and other taxes payable	2,085	192	678

Net cash provided by operating activities	168,153	138,843	121,675

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(58,124)	(240,517)	(99,683)
Acquisition of plant and equipment	(16,695)	(24,248)	(6,019)
Proceeds from sale of assets	1,425	7,051	—
Cash placed in restricted account	(6,240)	—	—

Net cash used in investing activities	(79,634)	(257,714)	(105,702)

Cash flows from financing activities:
Proceeds from loans	285,400	254,000	125,000
Deferred financing costs	(1,292)	(64)	(861)
Repayments of loans	(235,942)	(24,350)	(59,350)
Distributions to partners	(147,033)	(92,362)	(75,173)
Contributions by general partner	2,645	—	—
Fractional units redeemed upon conversion of subordinated units	—	—	(1)

Net cash (used in) provided by financing activities	(96,222)	137,224	(10,385)

Net increase (decrease) in cash and cash equivalents	(7,703)	18,353	5,588
Cash and cash equivalents at beginning of period	66,044	47,691	42,103

Cash and cash equivalents at end of period	$58,341	$66,044	$47,691

Supplemental cash flow information:
Cash paid during the period for interest	$25,771	$13,734	$9,459

Non-cash financing activities:
Equity issued for business combinations	$330,064	$—	$—
Assets contributed by general partner in business combination	4,422	—	—
Liability assumed in business combination	1,989	—	—
Equity issued for assets purchased	16,255	—	—
Utility improvement obligation acquired	—	2,883	—

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Organization

Natural Resource Partners L.P. (the “Partnership”), a Delaware limited partnership, was formed in April 2002. The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company. The Partnership engages principally in the business of owning and managing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2007, the Partnership owned or controlled approximately 2.1 billion tons of proven and probable coal reserves (unaudited) in eleven states. The Partnership does not operate any mines, but leases coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine coal reserves in exchange for royalty payments. Lessees are generally required to make royalty payments based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, in addition to a minimum payment.

In addition, the Partnership owns coal transportation and preparation equipment, aggregate reserves, other coal related rights and oil and gas properties on which it earns revenue.

The Partnership’s operations are conducted through, and its operating assets are owned by, its subsidiaries. The Partnership owns its subsidiaries through a wholly owned operating company, NRP (Operating) LLC. NRP (GP) LP, the general partner of the Partnership, has sole responsibility for conducting its business and for managing its operations. Because its general partner is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on its behalf. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Mr. Robertson is entitled to nominate all nine of the directors, five of whom must be independent directors, to the board of directors of GP Natural Resource Partners LLC. In connection with the Cline acquisition, Mr. Robertson delegated the right to nominate two of the directors, one of whom must be independent, to Adena Minerals, LLC, an affiliate of the Cline Group.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Natural Resource Partners L.P. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to current year classifications. Acquisitions of plant and equipment have been reclassified separately from acquisition of land, coal and other mineral rights on the Statement of Cash Flows.

Business Combinations

For purchase acquisitions accounted for as a business combination, the Partnership is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. For additional discussion concerning our valuation of intangible assets, see Note 7, “Intangible Assets.”

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Equivalents and Restricted Cash

The Partnership considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Restricted cash includes deposits to secure performance under contracts acquired as part of the Cline acquisition. Earnings on the restricted cash are available to the Partnership. The Partnership expects to have the restricted funds released sometime in 2008.

Accounts Receivable

Accounts receivable are recorded on the basis of tons of minerals sold by the Partnership’s lessees in the ordinary course of business, and do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Partnership evaluates the collectibility of its accounts receivable based on a combination of factors. The Partnership regularly analyzes its lessees’ accounts and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Partnership, such as in the case of bankruptcy filings or deterioration in the lessee’s operating results or financial position, the Partnership records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. If circumstances related to specific lessees change, the Partnership’s estimates of the recoverability of receivables could be further adjusted.

Land, Coal and Mineral Rights

Land, coal and other mineral rights owned and leased are recorded at cost. Coal and other mineral rights are depleted on a unit-of-production basis by lease, based upon coal mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein, or over the amortization period of the contractual rights.

Plant and Equipment

Plant and equipment, which consist of coal preparation plants and rail loadout facilities, are recorded at cost and are being depreciated on a straight-line basis over their useful lives, which range from five to forty years.

Asset Impairment

If facts and circumstances suggest that a long-lived asset or an intangible asset may be impaired, the carrying value is reviewed. If this review indicates that the value of the asset will not be recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, then the carrying value of the asset is reduced to its estimated fair value.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in current assets and current liabilities approximates their fair value due to their short-term nature. The fair market value of the Partnership’s long-term debt was estimated to be $444.2 million and $238.2 million at December 31, 2007 and 2006, respectively, for the senior notes. The fair values of the senior notes represent management’s best estimate based on other financial instruments with similar characteristics.

Since the Partnership’s credit facility has variable rate debt, its fair value approximates its carrying amount. The Partnership had $48.0 million in outstanding debt under the credit facility at December 31, 2007.

Deferred Financing Costs

Deferred financing costs consist of legal and other costs related to the issuance of the Partnership’s revolving credit facility and senior notes. These costs are amortized over the term of the debt.

Revenues

Coal and Aggregate Royalties.  Coal and aggregate royalty revenues are recognized on the basis of tons of mineral sold by the Partnership’s lessees and the corresponding revenue from those sales. Generally, the lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they sell, subject to minimum annual or quarterly payments.

Coal Processing and Transportation Fees.  Coal processing fees are recognized on the basis of tons of coal processed through the facilities by the Partnership’s lessees and the corresponding revenue from those sales. Generally, the lessees of the coal processing facilities make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal that is processed and sold from the facilities. The coal processing leases are structured in a manner so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Coal transportation fees are recognized on the basis of tons of coal transported over the beltlines. Under the terms of the transportation contracts, we receive a fixed price per ton for all coal transported on the beltlines.

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

Minimum Royalties.  Most of the Partnership’s lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as revenues either when the lessee recoups the minimum payment through production or when the period during which the lessee is allowed to recoup the minimum payment expires.

Property Taxes

The Partnership is responsible for paying property taxes on the properties it owns. Typically, the lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties. The reimbursement of property taxes is included in revenues in the statement of income as property taxes.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or state income taxes and the tax effect of its activities accrues to the unitholders. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its partnership agreement. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.

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

New Accounting Standard

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Partnership does not expect the adoption of SFAS No. 159 to have a material impact on the financial statements.

3.	Acquisitions and Business Combinations

During the years ended December 31, 2007 and 2006, the Partnership acquired coal properties, processing and transportation facilities. The Partnership purchased these assets utilizing cash, its credit facility and the issuance of senior notes. In addition, the Partnership completed three acquisitions in 2007 that included the issuance of 14.2 million partnership units. Two of the three acquisitions consisting of the issuance of partnership units were accounted for as business combinations. The Cline transaction included the acquisition of four entities, none of which had conducted operations or generated material amounts of revenue or operating cost prior to acquisition. Total net operating losses of the four entities from startup through December 31, 2006 were $0.3 million. In the Dingess-Rum transaction, the Partnership acquired a group of assets from an entity that was formed for purposes of the transaction. That entity did not operate the assets

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired. Therefore, unaudited pro forma information of prior periods is not presented as it would not differ materially from the historic operations of the Partnership. The third acquisition, consisting of partnership units and cash, was an asset purchase of coal reserves from Western Pocahontas Properties Limited Partnership, an affiliate of the general partner.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed for each of the transactions accounted for as a business combination:

	Dingess-Rum	Cline
	(In thousands)

Land, plant and equipment	$7,935	$17,783
Coal and other mineral rights	105,573	98,866
Other assets	—	72
Intangible assets	—	107,557
Equity consideration	113,396	216,668
Assets contributed by General Partner	—	4,422
Transaction costs and liabilities assumed	112	3,188

4.	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Balance, January 1	$906	$85	$185
Provision charged to operations:
Accounts charged off	871	822	30
Recovery of prior charge offs	(505)	(1)	(130)

Balance, December 31	$1,272	$906	$85

5.	Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Plant construction in process	$11,238	$—
Plant and equipment at cost	54,758	30,266
Less accumulated depreciation	(4,555)	(651)

Net book value	$61,441	$29,615

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Total depreciation expense on plant and equipment	$3,904	$556	$95

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Coal and Other Mineral Rights

The Partnership’s coal and other mineral rights consist of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

Coal and other mineral rights	$1,247,814	$970,342
Less accumulated depletion and amortization	(217,726)	(172,207)

Net book value	$1,030,088	$798,135

	For the Years Ended
	December 31,
	2007	2006	2005
		(In thousands)

Total depletion and amortization expense on coal and other mineral interests	$45,519	$28,487	$32,667

7.	Intangible Assets

In January 2007, the Partnership completed a business combination in which certain intangible assets were identified related to the royalty and lease rates of contracts acquired when compared to the estimate of current market rates for similar contracts. The estimated fair value of the above-market rate contracts was determined based on the present value of future cash flow projections related to the underlying coal reserves and transportation infrastructure acquired. Amounts recorded as intangible assets along with the balances and accumulated amortization at December 31, 2007 are reflected in the table below.

	As of December 31, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization
	(In thousands)

Finite-lived intangible assets
Above market transportation contracts	$82,276	$1,045
Above market coal leases	25,281	290

	$107,557	$1,335

Amortization expense related to these contract intangibles was $1.3 million for the year ended December 31, 2007 and is based upon the production and sales of coal from acquired reserves and the number of tons of coal transported using the transportation infrastructure. The estimates of expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense (In thousands)
For year ended December 31, 2008	4,642
For year ended December 31, 2009	4,810
For year ended December 31, 2010	5,862
For year ended December 31, 2011	5,862
For year ended December 31, 2012	5,862

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Two-For-One Limited Partner Unit Split

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

9.	Long-Term Debt

Long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
	(In thousands)

$300 million floating rate revolving credit facility, due March 2012	$48,000	$214,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	55,800	61,850
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	100,000	100,000
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,691	2,883
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	46,800	50,100
5.82% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2010, maturing in March 2024	225,000	—

Total debt	513,291	463,833
Less — current portion of long term debt	(17,234)	(9,542)

Long-term debt	$496,057	$454,291

Principal payments due in:

2008	$17,234
2009	17,234
2010	32,234
2011	31,517
2012	78,801
Thereafter	336,271

$513,291

On March 28, 2007, the Partnership completed an amendment and extension of its $300 million revolving credit facility. The amendment extends the term of the credit facility by two years to 2012 and lowers borrowing costs and commitment fees. The amendment also includes an option to increase the credit facility at

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least twice a year up to a maximum of $450 million under the same terms, as well as an annual option to extend the term by one year.

The Partnership also issued $225 million in 5.82% senior notes on March 28, 2007. The Partnership used the proceeds to pay down its credit facility.

At December 31, 2007 and 2006, the Partnership had $48.0 million and $214.0 million outstanding, respectively, on its revolving credit facility. The weighted average interest rate at December 31, 2007 and 2006 was 6.06% and 6.53%, respectively. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum.

The Partnership was in compliance with all terms under its long-term debt as of December 31, 2007.

10.	Net Income Per Unit Attributable to Limited Partners

Net income per unit attributable to limited partners is based on the weighted-average number of common and subordinated units outstanding during the period. Net income is allocated in the same ratio as quarterly cash distributions are made. Further, under the terms of the partnership agreement, in periods in which distributions to the holders of incentive distribution rights are greater than their allocated income, additional net income must be allocated to the extent of any negative capital account balance. This allocation also reduces net income allocated to limited partners for purposes of computing earnings per unit. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding.

11.	Related Party Transactions

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

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $5.0 million, $4.0 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Partnership also had accounts payable to affiliates of $0.1 million.

Transactions with Cline Affiliates

Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from the Partnership, and the Partnership provides transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in our general partner, as well as 8,910,072 common units. At December 31, 2007, the Partnership had accounts receivable totaling $0.3 million from Williamson. For the year ended December 31, 2007, the Partnership had total revenue of $4.6 million from Williamson. In addition, the Partnership also received $4.5 million in minimum royalty payments that have not been recouped and are included as deferred revenue on the balance sheet.

Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from the Partnership and the Partnership provides transportation services to Gatling for a fee. At December 31, 2007, the Partnership

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had accounts receivable totaling $0.4 million from Gatling. For the year ended December 31, 2007, the Partnership had total revenue of $7.5 million from Gatling, LLC. In addition, the Partnership also received $5.2 million in advance minimum royalty payments that have not been recouped and are included as deferred revenue on the balance sheet.

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

In February 2007, QEP acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. The Partnership currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. The Partnership will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, the Partnership has acquired three facilities under this agreement with Taggart, and for the year ended December 31, 2007, the Partnership received total revenue of $2.7 million from Taggart. At December 31, 2007, the Partnership had accounts receivable totaling $0.4 million from Taggart.

In June 2007, QEP acquired Kopper-Glo, a small coal mining company with operations in Tennessee. Kopper-Glo is a Partnership lessee that paid the Partnership $1.9 million in coal royalties in 2007. The Partnership also had accounts receivable of $0.2 million from Kopper-Glo.

12.	Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of December 31, 2007. The Partnership is not associated with any environmental contamination that may require remediation costs.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Major Lessees

The Partnership has no lessees that generated in excess of ten percent of total revenues for 2007. Revenues from major lessees that exceeded 10% of total revenues in any one of the last three years are as follows:

	For the Years Ended December 31,
	2007		2006		2005
	Revenues	Percent	Revenues	Percent	Revenues	Percent
	(Dollars in thousands)

Lessee A	$15,708	7.3%	$15,527	9.0%	$18,220	11.5%
Lessee B	$21,025	9.8%	$23,146	13.5%	$19,966	12.6%
Lessee C	$7,161	3.3%	$12,883	7.5%	$17,056	10.7%

14.	Incentive Plans

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

A summary of activity in the outstanding grants for the year ended December 31, 2007 are as follows:

Outstanding grants at the beginning of the period	515,220
Grants during the period	174,002
Grants vested and paid during the period	(181,356)
Forfeitures during the period	(400)

Outstanding grants at the end of the period	507,466

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 2.98% to 3.26% and 27.08% to 31.29%, respectively at December 31, 2007. The Partnership’s historic dividend rate of 5.28% was used in the calculation at December 31, 2007. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $6.1 million, $4.3 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the first quarter of 2006, was $661,000 related to the cumulative effect of the change in accounting method for the adoption of FAS 123R. In connection with the Long-Term Incentive Plans, cash payments of

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$5.7 million, $0.8 million and $1.3 million were paid during each of the years ended December 31, 2007, 2006 and 2005, respectively. The unaccrued cost associated with the unvested outstanding grants at December 31, 2007 was $8.0 million.

15.	Subsequent Events (Unaudited)

Distributions

On February 14, 2008, the Partnership paid a quarterly distribution of $0.485 per unit to all holders of common units.

Incentive Plans

In connection with the phantom unit awards granted in February 2008, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs have a four-year vesting period, and the Partnership will accrue the cost of the distributions over that period.

16.	Supplemental Financial Data (Unaudited)

Selected Quarterly Financial Information
(In thousands, except per unit data)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter

Total revenues	$50,207	$51,097	$56,366	$57,315
Income from operations	28,391	29,078	35,316	35,514
Net income	$21,881	$22,631	$28,928	$29,059
Basic and diluted net income per limited partner unit	$0.28	$0.28	$0.35	$0.35
Weighted average number of units outstanding:
Common	50,893	52,925	53,537	59,214
Subordinated	11,354	11,354	11,354	5,677
Class B	1,048	607	—	—

	First			Fourth
2006	Quarter	Second Quarter	Third Quarter	Quarter

Total revenues	$46,528	$40,982	$41,491	$41,672
Income from operations	31,624	27,964	28,569	27,619
Net income	$28,524	$25,044	$25,274	$23,248
Basic and diluted net income per limited partner unit	$0.51	$0.43	$0.42	$0.38
Weighted average number of units outstanding:
Common	33,650	33,650	33,650	36,490
Subordinated	17,030	17,030	17,030	14,192

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter

Total revenues	$36,247	$41,697	$38,735	$42,374
Income from operations	22,673	27,211	23,962	27,624
Net income	$20,447	$24,972	$21,465	$24,955
Basic and diluted net income per limited partner unit	$0.38	$0.46	$0.40	$0.46
Weighted average number of units outstanding:
Common	27,974	27,974	22,974	30,814
Subordinated	22,708	22,708	22,708	19,868

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of December 31, 2007. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Partnership’s consolidated financial statements included in this Form 10-K, has issued a report on the Partnership’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

We have audited Natural Resource Partners L.P’s. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Natural Resource Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financials Reporting”. Our responsibility is to express an opinion on the partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Natural Resource Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2007 and 2006, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Houston, Texas
February 28, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Managing General Partner and Corporate Governance

As a master limited partnership we do not employ any of the people responsible for the management of our properties. Instead, we reimburse affiliates of our managing general partner, GP Natural Resource Partners LLC, for their services. The following table sets forth information concerning the directors and officers of GP Natural Resource Partners LLC. Each officer and director is elected for their respective office or directorship on an annual basis. Unless otherwise noted below, the individuals served as officers or directors of the partnership since the initial public offering. Subject to the Investor Rights Agreement with Adena Minerals, LLC, Mr. Robertson is entitled to nominate nine directors, five of whom must be independent directors, to the board of directors of GP Natural Resource Partners LLC. Mr. Robertson has delegated the right to nominate two of the directors, one of whom must be independent, to Adena Minerals.

Name	Age	Position with the General Partner

Corbin J. Robertson, Jr.	60	Chairman of the Board and Chief Executive Officer
Nick Carter	61	President and Chief Operating Officer
Dwight L. Dunlap	54	Chief Financial Officer and Treasurer
Kevin F. Wall	51	Vice President and Chief Engineer
Kathy H. Roberts	56	Vice President Investor Relations
Wyatt L. Hogan	36	Vice President, General Counsel and Secretary
Kevin J. Craig	39	Vice President, Business Development
Kenneth Hudson	53	Controller
Robert T. Blakely	66	Director
David M. Carmichael	69	Director
J. Matthew Fifield	34	Director
Robert B. Karn III	66	Director
S. Reed Morian	61	Director
W. W. Scott, Jr.	62	Director
Stephen P. Smith	46	Director
Leo A. Vecellio, Jr.	61	Director

Corbin J. Robertson, Jr. is the Chief Executive Officer and Chairman of the Board of Directors of GP Natural Resource Partners LLC. Mr. Robertson has served as the Chief Executive Officer and Chairman of the Board of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992 and Quintana Minerals Corporation since 1978 and as Chairman of the Board of Directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, Chairman of the Board of Quintana Maritime Limited and of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, the Baylor College of Medicine and the World Health and Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame.

Nick Carter is the President and Chief Operating Officer of GP Natural Resource Partners LLC. He has also served as President of the general partner of Western Pocahontas Properties Limited Partnership and New Gauley Coal Corporation since 1990 and as President of the general partner of Great Northern Properties Limited Partnership from 1992 to 1998. Prior to 1990, Mr. Carter held various positions with MAPCO Coal Corporation and was engaged in the private practice of law. He is Chairman of the National Council of Coal Lessors, a past Chair of the West Virginia Chamber of Commerce and a board member of the Kentucky Coal Association, West Virginia Coal Association, Vigo Coal Company, Inc. and Carbo* Prill, Inc.

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

Kevin F. Wall is Vice President and Chief Engineer of GP Natural Resource Partners LLC. Mr. Wall has served as Vice President — Engineering for the general partner of Western Pocahontas Properties Limited Partnership since 1998 and the general partner of Great Northern Properties Limited Partnership since 1992. He has also served as the Vice President — Engineering of New Gauley Coal Corporation since 1998. He has performed duties in the land management, planning, project evaluation, acquisition and engineering areas since 1981. He is a Registered Professional Engineer in West Virginia and is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers and of the National Society of Professional Engineers. Mr. Wall also serves on the Board of Directors of Leadership Tri-State as well as the Board of the Virginia Center for Coal and Energy Research and is a past president of the West Virginia Society of Professional Engineers.

Kathy H. Roberts is Vice President — Investor Relations of GP Natural Resource Partners LLC. Ms. Roberts joined NRP in July 2002. She was the Principal of IR Consulting Associates from 2001 to July 2002 and from 1980 through 2000 held various financial and investor relations positions with Santa Fe Energy Resources, most recently as Vice President — Public Affairs. She is a Certified Public Accountant. Ms. Roberts has served on the local board of directors of the National Investor Relations Institute and has maintained professional affiliations with various energy industry organizations. She has also served on the Executive Committee and as a National Vice President of the Institute of Management Accountants.

Wyatt L. Hogan is Vice President, General Counsel and Secretary of GP Natural Resource Partners LLC. Mr. Hogan joined NRP in May 2003 from Vinson & Elkins L.L.P., where he practiced corporate and securities law from August 2000 through April 2003. He has also served since 2003 as the Vice President, General Counsel and Secretary of Quintana Minerals Corporation, the Secretary for the general partner of Western Pocahontas Properties Limited Partnership and as General Counsel and Secretary for the general partner of Great Northern Properties Limited Partnership. He is also member of the Board of Directors of Quintana Minerals Corporation. Prior to joining Vinson & Elkins in August 2000, he practiced corporate and securities law at Andrews & Kurth L.L.P. from September 1997 through July 2000.

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

Robert T. Blakely joined the Board of Directors of GP Natural Resource Partners LLC in January 2003. He currently serves as President of Performance Enhancement Group, which was formed to acquire manufacturers of high performance and racing components designed for automotive and marine-engine applications. He also served in the same capacity from mid-2002 through mid-2003. From February 2006 until August 2007, he served as Executive Vice President and Chief Financial Officer of Fannie Mae, and from August 2007 to January 2008 as an Executive Vice President at Fannie Mae. From mid-2003 through January 2006, he was Executive Vice President and Chief Financial Officer of MCI, Inc. He previously served as Executive Vice President and Chief Financial Officer of Lyondell Chemical from 1999 through 2002, Executive Vice President and Chief Financial Officer of Tenneco, Inc. from 1981 until 1999 as well as a Managing Director at Morgan Stanley. He currently serves as a Trustee of the Financial Accounting Federation and is a trustee emeritus of Cornell University. He has served on the Board of Directors and as Chairman of the Audit Committee of Westlake Chemical Corporation since August 2004.

David M. Carmichael is a member of the Board of Directors of GP Natural Resource Partners LLC. He currently is a private investor. Mr. Carmichael is the former Vice Chairman of KN Energy and the former Chairman and Chief Executive Officer of American Oil and Gas Corporation, CARCON Corporation and WellTech, Inc. He has served on the Board of Directors of ENSCO International since 2001, Cabot Oil and Gas since 2006, and Tom Brown, Inc. from 1997 until 2004. Mr. Carmichael serves on the Compensation Committee for Cabot and on the Compensation, Nominating and Governance Committees for ENSCO. He also currently serves as a trustee of the Texas Heart Institute.

J. Matthew Fifield is a member of the Board of Directors of GP Natural Resource Partners LLC. Mr. Fifield joined NRP’s Board of Directors in January 2007. He currently serves as a Managing Director of Foresight Management, LLC, a Cline Group affiliate and is responsible for business development. Since 2005, he has also served as a Managing Director of both Adena Minerals, LLC and Cline Resource & Development Company, both Cline Group affiliates. From June 2004 until joining the Cline Group, Mr. Fifield worked at RCF Management LLC, a private equity firm focusing on metals and mining. While at RCF Management, he also served as President of Basin Perlite Company from August 2005 to October 2005. Mr. Fifield received his MBA from The University of Pennsylvania’s Wharton School of Business, which he attended from 2002 through 2004.

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

Stephen P. Smith joined the Board of Directors of GP Natural Resource Partners LLC on March 5, 2004. Mr. Smith is the Senior Vice President — Shared Services of American Electric Power Company, Inc (AEP), where he is responsible for Information Technology, Human Resources and Business Logistics. Until December 2007, he served as Senior Vice President and Treasurer of AEP. From November 2000 to January 2003, Mr. Smith served as President and Chief Operating Officer — Corporate Services for NiSource Inc. Prior to joining NiSource, Mr. Smith served as Deputy Chief Financial Officer for Columbia Energy Group from November 1999 to November 2000 and Chief Financial Officer for Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company from 1996 to 1999.

Leo A. Vecellio, Jr. joined the Board of Directors of GP Natural Resource Partners LLC in May 2007. Since November 2002, Mr. Vecellio has served as Chairman and Chief Executive Officer of Vecellio Group, Inc, a major aggregates producer and contractor in the Mid-Atlantic and Southeastern states. For nearly 30 years prior to that time Mr. Vecellio served in various capacities with Vecellio & Grogan, Inc., having most recently served as Chairman and Chief Executive Officer from April 1996 to November 2002. Mr. Vecellio serves as the Chairman of the American Road and Transportation Builders and is a long time member of the Florida Council of 100, as well as many other civic and charitable organizations.

Corporate Governance

Board Attendance and Executive Sessions

The Board of Directors met eight times in 2007. During that period, every director attended all of the board meetings, with the exception of Mr. Blakely, who missed one meeting. Pursuant to our Corporate Governance Guidelines, the non-management directors meet in executive session on a quarterly basis. During 2007, our non-management directors met in executive session four times. The presiding director of these meetings was David Carmichael, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met one time in executive session in 2007. Mr. Carmichael was the presiding director at this meeting. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 601 Jefferson St., Suite 3600, Houston, Texas 77002.

Independence of Directors

The Board of Directors has determined that Messrs. Blakely, Carmichael, Karn, Smith and Vecellio are independent under the standards set forth in Section 303A.02(a) of the New York Stock Exchange’s listing standards. Although we had a majority of independent directors in 2007, because we are a limited partnership as defined in Section 303A of the New York Stock Exchange’s listing standards, we are not required to do so. To contact the independent directors, please write to: Chairman of the Audit Committee, NRP Board of Directors, 601 Jefferson Street, Suite 3600, Houston, TX 77002. The Board has three committees staffed solely by independent directors. Mr. Karn, Mr. Smith and Mr. Blakely are “Audit Committee Financial Experts” as determined pursuant to Item 407 of Regulation S-K.

Report of the Audit Committee

Our Audit Committee is composed entirely of independent directors. The members of the Audit Committee meet the independence and experience requirements of the New York Stock Exchange. The Committee has adopted, and annually reviews, a charter outlining the practices it follows. The charter complies with all current regulatory requirements.

During the year 2007, at each of its meetings, the Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Committee had private sessions at certain of its meetings with our independent auditors at which candid discussions of financial management, accounting and internal control issues took place.

The Committee recommended to the Board of Directors the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2007 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee under Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (communications with audit committees). The Committee received and discussed with the auditors their annual written report on their independence from the partnership and its management, which is made under Rule 3600T of the Public Company Accounting Oversight Board, which has adopted on an interim basis Independence Standards Board Standard No. 1 (independence discussions with audit committees), and considered with the auditors whether the provision of non-audit services provided by them to the partnership during 2007 was compatible with the auditors’ independence.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Committee reviews our quarterly and annual reporting on Form 10-Q and Form 10-K prior to filing with the Securities and Exchange Commission. In 2007, the Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

Robert B. Karn III, Chairman
Robert T. Blakely
Stephen P. Smith
David M. Carmichael

Compensation, Nominating and Governance Committee Authority

Executive officer compensation is administered by the CNG Committee, which is comprised of four members. Mr. Carmichael, the Chairman, and Mr. Karn have served on this committee since 2002, Mr. Blakely joined the committee in early 2003, and Mr. Vecellio joined the committee in 2007. The CNG Committee has reviewed and approved the compensation arrangements described in the Compensation Discussion and Analysis section of this Form 10-K. Our board of directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:

•	reviewing and approving the compensation for our executive officers in light of the time that each executive officer allocates to our business;

•	reviewing and recommending the annual and long-term incentive plans in which our executive officers participate; and

•	reviewing and approving compensation for the board of directors.

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

Report of the Compensation, Nominating and Governance Committee

The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the CNG Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007.

David Carmichael, Chairman
Robert B. Karn III
Robert T. Blakely
Leo Vecellio, Jr.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of their equity securities. These people are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that our officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities complied with all filing requirements with respect to transactions in our equity securities during 2007, with the exception of Mr. Carter, who filed one late Form 4.

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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2007, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the partnership of NYSE corporate governance listing standards.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

As a publicly traded partnership, we have a unique employment and compensation structure that is different from that of a typical public corporation. We have no employees, and our executive officers based in Houston, Texas are employed by Quintana Minerals Corporation and our executive officers based in

Huntington, West Virginia are employed by the general partner of Western Pocahontas Properties Limited Partnership, both of which are our affiliates. For a more detailed description of our structure, please see “Item 1. Business — Partnership Structure and Management” in this Form 10-K. Although our executives’ salaries and bonuses are paid directly by the private companies that employ them, we reimburse those companies based on the time allocated to NRP by each executive officer. Our reimbursement for the compensation of executive officers is governed by our partnership agreement.

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

Importantly, Mr. Robertson does not receive a salary or bonus in his capacity as CEO. Rather, for the reasons discussed in greater detail below, Mr. Robertson is compensated exclusively through long-term phantom unit grants awarded by the CNG Committee and the incentive distribution rights held by the general partner, of which he indirectly owns 78%. Mr. Robertson also owns in excess of 25% of the outstanding units of NRP, and thus his interests are directly aligned with our unitholders.

Every December, our CNG Committee meets to review the performance of the executive officers and the amount of time expected to be spent by each NRP officer on NRP business in the coming year. All of our executive officers other than Mr. Robertson spend nearly 90% or more of their time on NRP matters and NRP bears the allocated cost of their time spent on NRP matters. Mr. Robertson has historically spent approximately 50% of his time on NRP matters. Based on its review, the CNG Committee approves the salaries and annual cash bonuses for each of the executive officers other than Mr. Robertson.

In February, the CNG Committee meets to approve the long-term incentive awards for the executive officers. The CNG Committee considers the performance of the partnership, the performance of the individuals and the outlook for the future in determining the amounts of the awards. Because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future. Instead, we have issued phantom units to our executive officers that are paid in cash based on the 20-day average closing price of our common units prior to vesting. The phantom units typically vest four years from the date of grant. Through these awards, each executive officer’s interest is aligned with those of our unitholders in increasing our quarterly cash distributions, our unit price and maintaining a steady growth profile for NRP. Role of Compensation Experts

The CNG Committee did not engage a compensation consultant in 2007, but intends to do so in 2008. The CNG Committee has utilized consultants in the past, but has considered the advice of the consultant as only one factor among the other items discussed in this compensation discussion and analysis. For a more detailed description of the CNG Committee and its responsibilities, please see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” in this Form 10-K.

Role of Our Executive Officers in the Compensation Process

Mr. Robertson and Mr. Carter provided recommendations to the CNG Committee in its evaluation of the 2007 compensation programs for our executive officers. Mr. Carter provided Mr. Robertson with recommendations relating to the executive officers, other than himself, that are based in Huntington. Mr. Robertson considered those recommendations and provided the CNG Committee with recommendations for all of the executive officers, including the Houston-based officers other than himself. Mr. Robertson and Mr. Carter relied on their personal experience in setting compensation over a number of years in determining the appropriate amounts for each employee, and considered each of the factors described elsewhere in this compensation discussion and analysis. Mr. Robertson attended the CNG Committee meetings at which the committee deliberated and approved the compensation, but was excused from the meetings when the CNG Committee discussed his compensation. No other named executive officer assumed an active role in the evaluation or design of the 2007 executive officer compensation programs.

Components of Compensation

Base Salaries

With the exception of Mr. Robertson, who, as described above, does not receive a salary for his services as Chief Executive Officer, our named executive officers are paid an annual base salary by Quintana and Western Pocahontas and reimbursed by NRP to compensate those companies for services rendered to us by the executive officers during the fiscal year. The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. As discussed above, the base salaries are paid by Quintana and Western Pocahontas Properties, and reimbursed by us based on the time allocated by each executive officer to our business. The CNG Committee reviews and approves the full salaries paid to each executive officer by Quintana and Western Pocahontas, based on both the actual time allocations to NRP in the prior year and the anticipated time allocations in the coming year. Adjustments in base salary are based on an evaluation of individual performance, our partnership’s overall performance during the fiscal year and the individual’s contribution to our overall performance.

Annual Cash Incentive Awards

Each executive officer, other than Mr. Robertson ,participated in two cash incentive programs in 2007. The first program is a discretionary cash bonus award approved in December by the CNG Committee based on the same criteria used to evaluate the annual base salaries. The bonuses awarded in 2007 under this program are disclosed in the Summary Compensation Table under the Bonus column. In line with our philosophy of primarily using the long-term compensation to motivate and retain our executive officers, on average these bonuses only represented approximately 45% of the annual salaries paid to the named executive officers, with the actual percentage varying by officer. As with the base salaries, there are no formulas or specific performance targets related to these awards.

Under the second cash incentive program, our general partner has set aside 7.5% of the cash distributions it receives on an annual basis with respect to its incentive distribution rights under our partnership agreement for awards to our executive officers. The cash awards that our officers receive under this plan are reviewed, evaluated and approved by the CNG Committee. Because they are ultimately reimbursed by the general partner, the incentive payments made with respect to this program do not have any impact on our financial statements or cash available for distribution to our unitholders. Because the cost of these awards is not borne by NRP, we have disclosed the amounts of these awards under the All Other Compensation column in the Summary Compensation Table. We believe that these awards align the interests of our executive officers directly with our unitholders in consistently increasing our quarterly distributions.

Long-Term Incentive Compensation

At the time of our initial public offering, we adopted the Natural Resource Partners Long-Term Incentive Plan for our directors and all the employees who perform services for NRP, including the executive officers. We consider long-term equity-based incentive compensation to be the most important element of our compensation program for executive officers because we believe that these awards keep our officers focused on the growth of the company, particularly the growth of quarterly distributions and their impact on our unit price, over an extended time horizon.

Consistent with this approach, in January 2008 our CNG Committee recommended, and our Board approved, an amendment to our Long-Term Incentive Plan to add distribution equivalent rights as a possible award to be granted under the plan. The distribution equivalent rights are contingent rights, granted in tandem with phantom units, to receive an amount in cash equal to the cash distributions made by NRP with respect to the common units.

When we completed our initial public offering over five years ago, we granted each executive officer long-term incentive compensation that vested over a four year period. A portion of the IPO award vested each year, with the substantial bulk of the compensation paid in 2007, the fourth year of the initial grant. Subsequent to the initial grant, our CNG Committee has approved annual awards of phantom units that vest four years from the date of grant. The amounts disclosed in the Phantom Unit Awards column in the Summary Compensation Table represent the expense incurred by NRP in 2006 and 2007 with respect to awards granted from 2003-2007, although the forfeiture component that is deducted in the FAS 123R calculation has been added back in for purposes of the table.

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

Quintana and Western Pocahontas also maintain 401(k) and defined contribution retirement plans. Quintana matches 100% of the first 4.5% of the employee contributions under the 401(k) plan and Western Pocahontas matches the employee contributions at a level of 100% of the first 3% of the contribution and 50% of the next 3% of the contribution. In addition, each company contributes 1/12 of each employee’s base salary to the defined contribution retirement plan on an annual basis. As with the other contributions, any amounts contributed by Quintana and Western Pocahontas are reimbursed by us based on the time allocated by the employee to our business. None of NRP, Quintana or Western Pocahontas maintain a pension plan or a defined benefit retirement plan.

As noted in the Summary Compensation Table, in 2006 and 2007 we also reimbursed Quintana and Western Pocahontas for car allowances provided to Messrs. Carter, Dunlap and Wall. No named executive officer received a perquisite valued in excess of $10,000 during 2006 or 2007.

Unit Ownership Requirements

We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of December 31, 2007, our named executive officers held 197,440 phantom units that have been granted as compensation. In addition, Mr. Robertson directly or indirectly owns 18,120,484 common units, representing approximately 28% of the outstanding common units.

Securities Trading Policy

Our insider trading policy states that executive officers and directors may not purchase or sell puts or calls to sell or buy our units, engage in short sales with respect to our units, or buy our securities on margin.

Tax Implications of Executive Compensation

Because we are a partnership, Section 162(m) of the Internal Revenue Code does not apply to compensation paid to our named executive officers and accordingly, the CNG Committee did not consider its impact in determining compensation levels in 2006 or 2007. The CNG Committee has taken into account the tax implications to the partnership in its decision to limit the long-term incentive compensation to phantom units as opposed to options or restricted units.

Accounting Implications of Executive Compensation

The CNG Committee has considered the partnership accounting implications, particularly the “book-up” cost, of issuing equity as incentive compensation, and has determined that phantom units offer the best accounting treatment for the partnership while still motivating and retaining our executive officers.

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for compensation expense in 2006 and 2007 based on time allocated by each individual to Natural Resource Partners. In 2007, Messrs. Robertson, Dunlap, Carter, Hogan and Wall spent approximately 50%, 88%, 97%, 89% and 95% of their time on NRP matters.

							Change in
							Pension
							Value and
						Non-Equity	Non-Qualified
				Phantom		Incentive	Deferred
				Unit	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards(1)	Awards	Compensation	Earnings	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Corbin J. Robertson, Jr.	2007	—	—	991,308	—	—	—	225,000	1,216,308
Chairman and CEO	2006	—	—	899,387	—	—	—	74,857	974,244
Dwight L. Dunlap	2007	219,417	100,000	326,689	—	—	—	181,662	827,768
CFO and Treasurer	2006	176,908	100,000	298,926	—	—	—	86,164	661,998
Nick Carter	2007	291,000	200,000	495,651	—	—	—	261,116	1,247,767
President and COO	2006	261,900	200,000	449,683	—	—	—	110,973	1,022,556
Wyatt L. Hogan	2007	221,563	60,000	283,356	—	—	—	175,591	740,510
Vice President, General Counsel and Secretary	2006	174,018	60,000	183,384	—	—	—	79,632	497,034
Kevin F. Wall	2007	133,380	75,000	245,922	—	—	—	173,869	628,171
Vice President and Chief Engineer	2006	128,250	75,000	219,756	—	—	—	65,664	488,670

(1)	Amounts represent the expense incurred by NRP for awards granted from 2003-2007 calculated in accordance with FAS 123R, with the exception that the forfeiture deductions in the FAS 123R calculation have been added back in for purposes of the table. For a description of the assumptions made in the FAS 123R calculation, please see Note 14 in Notes to Consolidated Financial Statements on page 61 of this Form 10-K.

(2)	Includes portions of automobile allowance, 401(k) matching and retirement contributions allocated to Natural Resource Partners by Quintana Minerals Corporation and Western Pocahontas Properties Limited Partnership. Also includes cash compensation paid by the general partner to each named executive officer. The general partner may distribute up to 7.5% of any cash it receives with respect to its incentive distribution rights. We do not reimburse the general partner for any of the payments with respect to the incentive distribution rights.

Grants of Plan-Based Awards in 2007

		All Other
		Unit Awards:	Grant Date Fair
		Number of	Value of
		Phantom Units(1)	Unit Awards(2)
Named Executive Officer	Grant Date	(#)	($)

Corbin J. Robertson, Jr.	2/13/2007	26,000	900,760
Dwight L. Dunlap	2/13/2007	7,200	249,441
Nick Carter	2/13/2007	13,000	450,380
Wyatt L. Hogan	2/13/2007	6,800	235,583
Kevin F. Wall	2/13/2007	6,000	207,868

(1)	The phantom units were granted in February 2007 and will vest in February 2011.

(2)	Amounts represent the estimated fair value on February 13, 2007 using the Black-Scholes formula.

None of our executive officers has an employment agreement, and the salary, bonus and phantom unit awards noted above are approved by the CNG Committee. Please see our disclosure in the Compensation Discussion and Analysis section of this Form 10-K for a description of the factors that the CNG Committee considers in determining the amount of each component of compensation.

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

As stated above in the Compensation Discussion and Analysis, we have no outstanding option grants, and do not intend to grant any options or restricted unit awards in the future. The CNG Committee regularly makes awards of phantom units on an annual basis in February. Each award of phantom units vests four years from the date of grant, so that the awards listed above will vest in February 2011.

Outstanding Awards at December 31, 2007

The table below shows the total number of outstanding phantom units held by each named executive officer at December 31, 2007. The phantom units shown below have been awarded over the last four years, with a portion of the units vesting in February in each of 2008, 2009, 2010 and 2011.

	Number of	Market Value
	Phantom Units That	of Phantom Units That
	Have Not Vested	Have Not Vested(1)
Named Executive Officer	(#)	($)

Corbin J. Robertson, Jr.	83,680	2,716,253
Dwight L. Dunlap	27,440	890,702
Nick Carter	41,840	1,358,126
Wyatt L. Hogan	23,600	766,056
Kevin F. Wall	20,880	677,765

(1)	Based on a unit price of $32.46, the closing price for the common units on December 31, 2007.

Phantom Units Vested in 2007

The table below shows the phantom units that vested with respect to each named executive officer in 2007, along with the value realized by each individual.

	Number of
	Phantom Units That	Value Realized
	Vested	on Vesting
Named Executive Officer	(#)	($)

Corbin J. Robertson, Jr.	47,050	1,452,904
Dwight L. Dunlap	14,674	453,133
Nick Carter	23,524	726,421
Wyatt L. Hogan	4,852	170,412
Kevin F. Wall	10,792	333,257

Potential Payments upon Termination or Change in Control

None of our executive officers have entered into employment agreements with Natural Resource Partners or its affiliates. Consequently, there are no severance benefits payable to any executive officer upon the termination of their employment. The annual base salaries, bonuses and other compensation are all determined by the CNG Committee in consultation with Mr. Robertson, Mr. Carter and the full board of directors. Upon the occurrence of a change in control of NRP, our general partner or GP Natural Resource Partners LLC, the outstanding phantom unit awards held by each of our executive officers would immediately vest. The table below indicates the impact of a change in control on the outstanding equity-based awards at December 31, 2007, based on the 20-day average of the common units of $32.92 on December 31, 2007.

	Number of	Potential	Potential
	Phantom	Post-Employment	Cash Payments
	Units	Payments	Required Upon
	That Have	Required Upon	Change in
	Not Vested	Change in Control	Control
Named Executive Officer	(#)	($)	($)

Corbin J. Robertson, Jr.	83,680	—	2,754,369
Dwight L. Dunlap	27,440	—	903,201
Nick Carter	41,840	—	1,377,185
Wyatt L. Hogan	23,600	—	776,806
Kevin F. Wall	20,880	—	687,276

Director’s Compensation for the Year Ended December 31, 2007

The table below shows the directors’ compensation for the year ended December 31, 2007. As with our named executive officers, we do not grant any options or restricted units to our directors.

	Fees Earned
	or Paid in	Phantom
	Cash	Unit Awards(1)(2)	Total
Name	($)	($)	($)

Robert Blakely	60,000	144,170	204,170
David Carmichael	60,000	144,170	204,170
J. Matthew Fifield	35,000	255,745	290,745
Robert Karn III	60,000	144,170	204,170
S. Reed Morian	35,000	144,170	179,170
Stephen Smith	40,000	144,170	184,170
W. W. Scott, Jr.	35,000	144,170	179,170
Leo A. Vecellio, Jr.	23,333	230,785	254,118

(1)	Amounts represent the expense incurred by NRP for awards granted from 2003-2007 calculated in accordance with FAS 123R, with the exception that the forfeiture deductions in the FAS 123R calculation have been added back in for purposes of the table. Because upon their appointments as directors in 2007, Mr. Fifield and Mr. Vecellio each received grants vesting over the next four years, the expense allocated to their awards was larger than the expense allocated to the other directors. For a description of the assumptions made in the FAS 123R calculation, please see Note 14 in Notes to Consolidated Financial Statements on page 61of this Form 10-K.

(2)	As of December 31, 2007, each director other than Mr. Vecellio held 12,000 phantom units that vest in annual increments of 3,000 units in each of 2008, 2009, 2010 and 2011. Mr. Vecellio held 11,250 phantom units, of which 2,250 units vest in 2008 and 3,000 units vest in each of 2009, 2010 and 2011.

In 2007, the annual retainer for the directors was $35,000, and the directors did not receive any additional fees for attending meetings. Each chairman of a committee received an annual fee of $10,000 for serving as chairman, and each committee member received $5,000 for serving on a committee.

2008 Long-Term Incentive Awards

In February 2008, the CNG Committee awarded 20,000 phantom units, 7,000 phantom units, 10,000 phantom units, 7,000 phantom units and 7,000 phantom units to each of Messrs. Robertson, Dunlap, Carter, Hogan and Wall, respectively. The phantom units included tandem distribution equivalent rights, pursuant to which the units will accrue the quarterly distributions paid by NRP on its common units. NRP will pay the amounts accrued under the distribution equivalent rights upon the vesting of the phantom units in 2012. The CNG Committee also awarded 3,000 phantom units, including tandem distribution equivalent rights, to each of the members of the Board of Directors. The awards to the directors will also vest in 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 27, 2008, the amount and percentage of our common units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of the directors and executive officers and (3) by all directors and executive officers as a group.

Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

	Common	Percentage of
Name of Beneficial Owner	Units	Common Units(1)

Corbin J. Robertson, Jr.(2)	18,120,484	27.9%
Western Pocahontas Properties(3)(4)	17,279,860	26.6%
Adena Minerals LLC(5)	8,910,072	13.7%
Dingess-Rum Properties, Inc.(6)	4,800,000	7.4%
Neuberger Berman Inc.(7)	4,177,752	6.4%
Great Northern Properties(4)	2,979,558	4.6%
Nick Carter(8)	12,210	*
Dwight L. Dunlap	9,000	*
Kevin F. Wall(9)	2,500	*
Kathy H. Roberts	11,000	*
Wyatt L. Hogan(10)	1,500	*
Kenneth Hudson	2,000	*
Kevin J. Craig	850	*
Robert T. Blakely	—	—
David M. Carmichael	10,000	*
J. Matthew Fifield	—	—
Robert B. Karn III	5,600	*
S. Reed Morian	30,000	*
W. W. Scott, Jr.	10,620	*
Stephen P. Smith	3,552	*
Leo A. Vecellio, Jr.	10,000	*
Directors and Officers as a Group	18,229,316	28.1%

*	Less than one percent.

(1)	Percentages based upon 64,891,136 common units issued and outstanding. Unless otherwise noted, beneficial ownership is less than 1%.

(2)	Mr. Robertson may be deemed to beneficially own the 17,279,860 common units owned by Western Pocahontas Properties Limited Partnership, and the 670,024 common units owned by New Gauley Coal Corporation. Also included are 139,060 common units held by William K. Robertson 1992 Management Trust of which Mr. Robertson is the trustee, and has voting control, but not direct ownership. Also included are 31,540 common units held by Barbara Robertson, Mr. Robertson’s spouse. Mr. Robertson’s address is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(3)	These units may be deemed to be beneficially owned by Mr. Robertson.

(4)	The address of Western Pocahontas Properties Limited Partnership and Great Northern Properties Limited Partnership is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(5)	The address of Adena Minerals LLC is 3801 PGA Boulevard, Suite 803, Palm Beach Gardens, FL 33410.

(6)	The address of Dingess-Rum Properties, Inc. is 405 Capital Street, Suite 701, Charleston, WV 25301.

(7)	Includes 3,698,468 common units over which Neuberger Berman has sole voting and shared dispositive power and 479,284 common units that are for individual client accounts and over which Neuberger Berman has shared dispositive power but no voting power. The address of Neuberger Berman Inc. is 605 Third Avenue, New York, NY 10158.

(8)	Includes 210 common units held by Mr. Carter’s spouse.

(9)	Includes 500 common units held by Mr. Wall’s daughter and 500 common units held by Mr. Wall’s son. Mr. Wall disclaims beneficial ownership of these securities.

(10)	Of these common units, 500 common units are owned by the Anna Margaret Hogan 2002 Trust, 500 common units are owned by the Alice Elizabeth Hogan 2002 Trust, and 500 common units are held by the Ellen Catlett Hogan 2005 Trust. Mr. Hogan is a trustee of each of these trusts.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to the unitholders, including affiliates of our general partner and 2% to the general partner. In addition, if distributions exceed the target distribution levels, the holders of the incentive distribution rights, including our general partner, will be entitled to increasing percentages of the distributions, up to an aggregate of 48% of the distributions above the highest target level.
Assuming we have sufficient available cash to pay the current quarterly distribution of $0.485 on all of our outstanding units for four quarters in 2008, our general partner would receive distributions of approximately $3.2 million on its 2% general partner interest and our affiliates would receive distributions of approximately $125.8 million on their common units. In addition in 2008, our general partner and affiliates of our general partner would receive an aggregate of approximately $31.8 million with respect to their incentive distribution rights.
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

The Cline Group

On January 4, 2007, we acquired from Adena Minerals, LLC four entities that own approximately 49 million tons of coal reserves in West Virginia and Illinois that are leased to active mining operations, as well as associated transportation and infrastructure assets at those mines. The reserves consist of 37 million tons at Adena’s Gatling mining operation in Mason County, West Virginia and 12 million tons adjacent to reserves currently owned by the Partnership at Adena affiliate Williamson Energy’s Pond Creek No. 1 mine in Southern Illinois. In consideration therefore, Adena received 8,910,072 units representing limited partner interests in NRP and a 22% interest in our general partner and in our outstanding incentive distribution rights. Adena is an affiliate of The Cline Group, a private coal company that controls over 3 billion tons of coal reserves in the Illinois and Northern Appalachian coal basins.

Second Contribution Agreement.  At the closing of the acquisition, we executed a Second Contribution Agreement, pursuant to which we agreed to acquire from Adena two entities that own coal reserves in Meigs County, Ohio and associated transportation infrastructure. As consideration, Adena will receive 4,560,000 units, as well as an additional 9% interest in the general partner and our outstanding incentive distribution rights. The transactions contemplated by the Second Contribution Agreement are expected to close, subject to customary closing conditions, upon commencement of production of the Ohio coal reserves, which is currently expected to occur in late 2008 or early 2009.

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

Investor Rights Agreement.  Also at the closing, NRP and certain affiliates and Adena executed an Investor Rights Agreement pursuant to which Adena was granted certain management rights. Specifically, Adena has the right to name two directors (one of which must be independent) to the board of directors of our managing general partner so long as Adena beneficially owns either 5% of our limited partnership interest or 5% of our general partner’s limited partnership interest and so long as certain rights under our managing general partner’s LLC Agreement have not been exercised by Adena or Mr. Robertson. Adena nominated J. Matthew Fifield, Managing Director of Adena, and Leo A. Vecellio to serve as the two directors. Mr. Vecellio serves on our CNG Committee. Adena will also have the right, pursuant to the terms of the Investor Rights Agreement, to withhold its consent to the sale or other disposition of any entity or assets contributed by the Cline entities to NRP, and any such sale or disposition will be void without Adena’s consent.

Quintana Energy Partners, L.P.

In 2006, Corbin J. Robertson, Jr. formed Quintana Energy Partners L.P., a $650 million private equity fund focused on investments in the energy business. In connection with the formation of QEP, NRP’s Board of Directors adopted a formal conflicts policy that establishes the opportunities that will be pursued by NRP and those that will be pursued by QEP. QEP’s governance documents reflect the guidelines set forth in NRP’s conflicts policy. The basic tenets of the policy are set forth below.

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

opportunity jointly with Quintana Energy Partners or not to pursue such opportunity. If NRP elects not to pursue an NRP Business investment opportunity, Quintana Energy Partners may pursue the investment for its own account. Decisions in respect of such opportunities will be made for NRP by the Conflicts Committee of the Board of Directors of the general partner; provided, however, that decisions in respect of potential investments of $20 million or less may be made by an executive officer of the general partner to whom such authority is delegated by the Conflicts Committee. NRP will undertake to advise Quintana Energy Partners of its decision regarding a potential investment opportunity within 10 business days of the identification of such opportunity to either the Conflicts Committee or such designated officer, as applicable.

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

In February 2007, QEP acquired a 43% membership interest in Taggart Global, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, who will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. NRP and Taggart Global have jointly financed and developed three such plants in West Virginia.

In June 2007, QEP acquired Kopper-Glo, a small coal mining company with operations in Tennessee. Kopper-Glo is an NRP lessee that paid NRP $1.9 million in coal royalties in 2007.

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

Actions taken by our general partner may affect the amount of cash available for distribution to unitholders.

The amount of cash that is available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:

•	amount and timing of asset purchases and sales;

•	cash expenditures;

•	borrowings;

•	the issuance of additional units; and

•	the creation, reduction or increase of reserves in any quarter.

In addition, borrowings by us and our affiliates do not constitute a breach of any duty owed by our general partner to the unitholders, including borrowings that have the purpose or effect of enabling our general partner to receive distributions on the incentive distribution rights.

For example, in the event we have not generated sufficient cash from our operations to pay the quarterly distribution on our common units, our partnership agreement permits us to borrow funds which may enable us to make this distribution on all outstanding units.

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

Item 14.	Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax work for fiscal 2007 and 2006. Fees (including out-of-pocket costs) incurred from Ernst & Young LLP for services for fiscal years 2007 and 2006 totaled $0.9 million and $0.8 million, respectively. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst &Young LLP:

	2007	2006

Audit Fees(1)	$415,241	$385,725
Audit-Related Fees	—	—
Tax Fees(2)	$445,749	$400,920
All Other Fees	—	—

(1)	Audit fees include fees associated with the annual audit of our consolidated financial statements and reviews of our quarterly financial statement for inclusion in our Form 10-Q.

(2)	Tax fees include fees principally incurred for assistance with tax planning, compliance, tax return preparation and filing of Schedules K-1.

Audit and Non-Audit Services Pre-Approval Policy

I.	Statement of Principles

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

(a)(1) and (2) Financial Statements and Schedules

Please See Item 8, “Financial Statements and Supplementary Data”

(a)(3) Exhibits

Exhibit
Number		Description

2.1	—	Contribution Agreement dated December 14, 2006 by and among Foresight Reserves LP, Adena Minerals, LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 15, 2006).
2.2	—	Contribution Agreement dated December 19, 2006 by and among Dingess-Rum Properties, Inc., Natural Resource Partners L.P. and WPP LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 20, 2006).
2.3	—	Second Contribution Agreement, dated January 4, 2007, by and among Foresight Reserves LP, Adena Minerals, LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 4, 2007).
2.4	—	Amendment No. 1 to Second Contribution Agreement, dated April 18, 2007, by and among Natural Resource Partners L.P., NRP (GP) LP, NRP (Operating) LLC, Foresight Reserves LP and Adena Minerals, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 19, 2007).
2.5	—	Purchase and Sale Agreement, dated April 2, 2007, by and among Natural Resource Partners L.P., WPP LLC and Western Pocahontas Properties Limited Partnership (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 3, 2007).
3.1	—	Third Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 4, 2007).
3.2	—	Fourth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2007).
4.1	—	Third Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated April 18, 2007 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 19, 2007).
4.2	—	Amended and Restated Limited Liability Company Agreement of NRP (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
4.3	—	Form of Indenture of Natural Resource Partners L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.4	—	Form of Indenture of NRP (Operating) LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-3, dated December 23, 2003, File No. 333-111532).
4.5	—	Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 23, 2003).
4.6	—	First Supplement to Note Purchase Agreements, dated as of July 19, 2005 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 20, 2005).

Exhibit
Number			Description

4.7		—	Second Supplement to Note Purchase Agreements, dated as of March 28, 2007 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2007).
4.8		—	First Amendment, dated as of July 19, 2005, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 20, 2005).
4.9		—	Second Amendment, dated as of March 28, 2007, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 29, 2007).
4.10		—	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).
4.11		—	Form of Series A Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).
4.12		—	Form of Series B Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).
4.13		—	Form of Series C Note (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).
4.14		—	Form of Series D Note (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed February 28, 2007.
4.15			Form of Series E Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 29, 2007).
10.1		—	Amended and Restated Credit Agreement, dated as of March 28, 2007, by and among NRP (Operating) LLC, as Borrower, Citibank, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2007).
10.2		—	Contribution, Conveyance and Assumption Agreement by and among Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Ark Land Company, WPP LLC, GNP LLC, NNG LLC, ACIN LLC, Robertson Coal Management LLC, NRP (Operating) LLC, GP Natural Resource Partners LLC, NRP (GP) LP and Natural Resource Partners L.P., dated as of October 17, 2002 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.3		—	Natural Resource Partners Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 16, 2008).
10	.4*	—	Form of Phantom Unit Agreement.
10.5		—	Natural Resource Partners Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465)
10.6		—	Omnibus Agreement dated October 17, 2002, by and among Arch Coal, Inc., Ark Land Company, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).
10.7		—	Restricted Business Contribution Agreement, dated January 4, 2007, by and among Christopher Cline, Foresight Reserves LP, Adena Minerals, LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2007).

Exhibit
Number			Description

10.8		—	Investor Rights Agreement, dated January 4, 2007, by and among NRP (GP) LP, GP Natural Resource Partners LLC, Robertson Coal Management and Adena Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 4, 2007).
10.9		—	Purchase and Sale Agreement by and between Steelhead Development Company, LLC and ACIN LLC, dated as of May 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2005).
10.10		—	Assignment, Waiver and Amendment Agreement, dated January 20, 2006, by and among Williamson Development Company, LLC, ACIN LLC and WPP LLC.
10.11		—	Memorandum of Understanding by and between NRP (Operating) LLC and Sedgman USA, LLC, dated as of August 23, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 24, 2006).
21	.1*	—	List of subsidiaries of Natural Resource Partners L.P.
23	.1*	—	Consent of Ernst & Young LLP
31	.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31	.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32	.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32	.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
99	.1*	—	Audited balance sheet of NRP (GP) LP

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NATURAL RESOURCE PARTNERS L.P. By: NRP (GP) LP, its general partner By:	GP NATURAL RESOURCE PARTNERS LLC, its general partner

By:	/s/ CORBIN J. ROBERTSON, JR.,
Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2008

By:	/s/ DWIGHT L. DUNLAP
Dwight L. Dunlap,
Chief Financial Officer and
Treasurer (Principal Financial Officer)

Date: February 28, 2008

By:	/s/ KENNETH HUDSON
Kenneth Hudson
Controller
(Principal Accounting Officer)

Date: February 28, 2008

By:	/s/ ROBERT T. BLAKELY
Robert T. Blakely
Director

Date: February 28, 2008

By:	/s/ DAVID M. CARMICHAEL
David M. Carmichael
Director

Date: February 28, 2007

By:
/s/  J. MATTHEW FIFIELD
J. Matthew Fifield
Director

Date: February 28, 2008

By:	/s/ ROBERT B. KARN III
Robert B. Karn III
Director

Date: February 28, 2008

By:	/s/ S. REED MORIAN
S. Reed Morian
Director

Date: February 28, 2008

By:	/s/ W.W. SCOTT, JR.
W.W. Scott, Jr.
Director

Date: February 28, 2008

By:	/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: February 28, 2008

By:	/s/ LEO A. VECELLIO
Leo A. Vecellio
Director

Date: February 28, 2008