Form 10-Q
period 2008-06-30
NATURAL RESOURCE PARTNERS LP
filed 2008-08-11
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 11, 2008 there were 64,891,136 Common Units outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$60,454	$58,341
Restricted cash	6,240	6,240
Accounts receivable, net of allowance for doubtful accounts	32,851	27,643
Accounts receivable — affiliate	4,768	1,005
Other	491	1,009

Total current assets	104,804	94,238
Land	24,343	24,343
Plant and equipment, net	66,680	61,441
Coal and other mineral rights, net	1,001,995	1,030,088
Intangible assets, net	104,691	106,222
Loan financing costs, net	2,889	3,098
Other assets, net	535	601

Total assets	$1,305,937	$1,320,031

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$2,995	$2,567
Accounts payable — affiliate	105	104
Current portion of long-term debt	17,234	17,234
Accrued incentive plan expenses — current portion	5,235	3,993
Property, franchise and other taxes payable	5,425	6,415
Accrued interest	6,011	6,276

Total current liabilities	37,005	36,589
Deferred revenue	39,012	36,286
Asset retirement obligations	39	39
Accrued incentive plan expenses	6,305	6,469
Long-term debt	486,514	496,057
Partners’ capital:
Common units	723,935	731,113
General partner’s interest	13,658	14,177
Holders of incentive distribution rights	142	—
Accumulated other comprehensive loss	(673)	(699)

Total partners’ capital	737,062	744,591

Total liabilities and partners’ capital	$1,305,937	$1,320,031

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues:
Coal royalties	$60,026	$40,733	$109,178	$81,706
Aggregate royalties	1,933	1,944	5,295	3,689
Coal processing fees	1,757	1,112	3,654	2,030
Transportation fees	3,361	845	5,010	1,306
Oil and gas royalties	1,933	1,278	3,378	2,536
Property taxes	3,105	2,645	5,497	4,873
Minimums recognized as revenue	149	331	456	785
Override royalties	2,006	1,023	4,505	2,041
Other	1,322	1,186	2,674	2,338

Total revenues	75,592	51,097	139,647	101,304
Operating costs and expenses:
Depreciation, depletion and amortization	16,748	12,527	31,807	24,279
General and administrative	6,890	5,559	11,039	12,193
Property, franchise and other taxes	4,098	3,524	7,747	6,625
Transportation costs	408	27	529	70
Coal royalty and override payments	343	382	652	668

Total operating costs and expenses	28,487	22,019	51,774	43,835

Income from operations	47,105	29,078	87,873	57,469
Other income (expense)
Interest expense	(7,064)	(7,133)	(14,424)	(14,460)
Interest income	312	686	756	1,503

Net income	$40,353	$22,631	$74,205	$44,512

Net income attributable to:
General partner	$6,647	$3,074	$11,862	$5,893

Other holders of incentive distribution rights	$3,144	$1,412	$5,928	$2,695

Limited partners	$30,562	$18,145	$56,415	$35,924

Basic and diluted net income per limited partner unit	$0.47	$0.28	$0.87	$0.56

Weighted average number of units outstanding	64,891	64,886	64,891	64,094

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$74,205	$44,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,807	24,279
Non-cash interest charge	235	209
Loss from disposition of assets	32	—
Change in operating assets and liabilities:
Accounts receivable	(8,971)	(2,799)
Other assets	584	557
Accounts payable and accrued liabilities	429	(294)
Accrued interest	(265)	2,597
Deferred revenue	2,726	7,917
Accrued incentive plan expenses	1,078	(633)
Property, franchise and other taxes payable	(990)	259

Net cash provided by operating activities	100,870	76,604

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	—	(24,233)
Acquisition or construction of plant and equipment	(7,454)	(8,400)
Cash placed in restricted accounts	—	(6,240)

Net cash used in investing activities	(7,454)	(38,873)

Cash flows from financing activities:
Proceeds from loans	—	255,400
Deferred financing costs	—	(1,286)
Repayment of loans	(9,543)	(235,542)
Distributions to partners	(81,760)	(70,464)
Contribution by general partner	—	2,645

Net cash used in financing activities	(91,303)	(49,247)

Net increase (decrease) in cash and cash equivalents	2,113	(11,516)
Cash and cash equivalents at beginning of period	58,341	66,044

Cash and cash equivalents at end of period	$60,454	$54,528

Supplemental cash flow information:
Cash paid during the period for interest	$14,450	$11,627

Non-cash investing activities:
Equity issued in business combinations	—	$350,741
Liability assumed in business combination	—	1,989
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future periods.
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
     In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Partnership on January 1, 2009. Earlier adoption is prohibited. The Partnership currently does not think the adoption of this standard will materially impact its financial statements although future opportunities for acquisitions may include investments that will be accounted for under this standard.
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
3. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Construction in process	$17,881	$11,238
Plant and equipment at cost	55,535	54,758
Accumulated depreciation	(6,736)	(4,555)

Net book value	$66,680	$61,441

	Six months ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$2,184	$1,807

4. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,247,814	$1,247,814
Less accumulated depletion and amortization	(245,819)	(217,726)

Net book value	$1,001,995	$1,030,088

	Six months ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral interests	$28,093	$21,708

5. Intangible Assets
     Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)		(In thousands)
	(Unaudited)

Finite-lived intangible assets
Above market transportation contracts	$82,276	$2,238	$82,276	$1,045
Above market coal leases	25,281	628	25,281	290

	$107,557	$2,866	$107,557	$1,335

     Amortization expense related to these contract intangibles was $1.0 million and $0.3 million for the three months ended June 30, 2008 and 2007 and $1.5 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively, and is based upon the production and sales of coal from acquired reserves and the number of tons of coal transported using the transportation infrastructure. The estimates of expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense (In thousands)
For remainder of year ended December 31, 2008	$2,729
For year ended December 31, 2009	4,810
For year ended December 31, 2010	5,862
For year ended December 31, 2011	5,862
For year ended December 31, 2012	5,862
For year ended December 31, 2013	5,862
6. Long-Term Debt
     Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$48,000	$48,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	49,750	55,800
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	100,000	100,000
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,498	2,691
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	43,500	46,800
5.82% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2010, maturing in March 2024	225,000	225,000

Total debt	503,748	513,291
Less — current portion of long term debt	(17,234)	(17,234)

Long-term debt	$486,514	$496,057

     The Partnership has a $300 million revolving credit facility that may be increased, at the Partnership’s option, up to a maximum of $450 million on the same terms. At June 30, 2008 and December 31, 2007, the Partnership had $48.0 million outstanding on its revolving credit facility. The weighted average interest rate at June 30, 2008 and December 31, 2007 was 3.64% and 6.06%,

respectively. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum.
     The Partnership was in compliance with all terms under its long-term debt as of June 30, 2008.
7. Net Income Per Unit Attributable to Limited Partners
     Net income per unit attributable to limited partners is based on the weighted-average number of units outstanding during the period. Net income is allocated in the same ratio as quarterly cash distributions are made. Further, under the terms of the partnership agreement, in periods in which distributions to the holders of incentive distribution rights are greater than their allocated income, additional net income must be allocated to the extent of any negative capital account balance. This allocation also reduces net income allocated to limited partners for purposes of computing earnings per unit. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding.
8. Related Party Transactions
Reimbursements to Affiliates of its General Partner
     The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, its general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. All direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by its general partner and its affiliates. Reimbursements to affiliates of the Partnership’s general partner reduce the cash available for distribution to unitholders.
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.4 million and $1.3 million and $2.7 million and $2.5 million for each of the three and six month periods ended June 30, 2008 and 2007, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from the Partnership, and the Partnership provides coal transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in the Partnership’s general partner and in the incentive distribution rights of the Partnership, as well as 8,910,072 common units. At June 30, 2008, the Partnership had accounts receivable totaling $4.2 million from Williamson. For the three and six month periods ended June 30, 2008 and 2007, the Partnership had total revenue of $7.5 million and $0.4 million and $9.3 million and $1.1 million, respectively, from Williamson. In addition, the Partnership has also received $5.3 million in advance minimum royalty payments that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from the Partnership and the Partnership provides coal transportation services to Gatling for a fee. At June 30, 2008, the Partnership had accounts receivable totaling $0.2 million from Gatling. For the three and six month periods ended June 30, 2008 and 2007, the Partnership had total revenue of $0.9 million and $0.9 million and $2.1 million and $1.1 million, respectively, from Gatling, LLC. In addition, the Partnership has also received $6.1 million in advance minimum royalty payments that have not been recouped.
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
     In February 2007, QEP acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. The Partnership currently has a memorandum of understanding with Taggart pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. The Partnership will own and lease the plants to Taggart, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, the Partnership has acquired four facilities under this agreement with Taggart with a total cost of $42.9 million. For the three and six month periods ended June 30, 2008 and 2007, the

Partnership received total revenue of $1.0 million and $0.7 million and $2.0 million and $1.2 million, respectively, from Taggart. At June 30, 2008, the Partnership had accounts receivable totaling $0.3 million from Taggart.
     In June 2007, QEP acquired a controlling interest in Kopper-Glo Fuel, Inc., a coal operating company that is one of the Partnership’s lessees. For the three and six month periods ended June 30, 2008 and 2007, the Partnership had total revenue of $0.3 million and $0.4 million and $0.5 million and $1.0 million, respectively, from Kopper-Glo, and at June 30, 2008, the Partnership had accounts receivable totaling $0.1 million from Kopper-Glo.
9. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of June 30, 2008. The Partnership is not associated with any environmental contamination that may require remediation costs.
10. Major Lessee
     Revenues from one lessee exceeded ten percent of total revenues for the periods indicated below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent

Lessee A	9,158	12.1%	4,931	9.7%	16,356	11.7%	10,670	10.5%
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

     A summary of activity in the outstanding grants for the first six months of 2008 are as follows:

Outstanding grants at the beginning of the period	507,466
Grants during the period	171,328
Grants vested and paid during the period	(105,230)
Forfeitures during the period	—

Outstanding grants at the end of the period	573,564

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 2.19% to 3.06% and 28.38% to 37.94%, respectively at June 30, 2008. The Partnership’s historic distribution rate of 5.65% was used in the calculation at June 30, 2008. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $3.9 million and $2.4 million and $4.0 million and $4.2 million for the three and six months ended June 30, 2008 and 2007, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $3.2 million and $5.8 million were paid during the six month periods ended June 30, 2008 and 2007, respectively.
     In connection with the phantom unit awards granted in February 2008, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are only applicable to the February 2008 awards that vest in 2012 and, at the discretion of the CNG Committee, may be included with awards granted in the future. The DERs are payable in cash upon vesting.
     The unaccrued cost associated with the outstanding grants and related DERs at June 30, 2008 was $6.8 million.
12. Distributions
     On May 14, 2008, the Partnership paid a cash distribution equal to $0.495 per unit to unitholders of record on May 1, 2008.
13. Subsequent Events
     On July 16, 2008, the Partnership declared a second quarter 2008 distribution of $0.515 per unit. The distribution will be paid on August 14, 2008 to unitholders of record on August 1, 2008.

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
     In addition to coal royalty revenues, we generated approximately 22% of our first half revenues from other sources, compared to 19% for the same period in 2007. The increase represents our commitment to continuing to diversify our sources of revenue. These other sources include: aggregate royalties; coal processing and transportation fees; rentals; royalties on oil and gas; timber; overriding royalties; and wheelage payments.
     Current Results
     As of June 30, 2008, our reserves were subject to 191 leases with 66 lessees. For the six months ended June 30, 2008, our lessees produced 30.6 million tons of coal generating $109.2 million in coal royalty revenues from our properties, and our total revenues were $139.6 million.
     Global and domestic coal price trends accelerated during the second quarter of 2008, resulting in a substantial increase in our royalty per ton, especially in Appalachia. Even though a significant portion of our total revenue remains dependent upon Appalachian coal production and prices, which reached record levels in the second quarter, coal royalty revenues from our Appalachian properties represented 68% of our total revenues in both the first and second quarters of 2008. This percentage remained constant primarily because we saw significant improvement in both pricing and production from our Illinois Basin coal royalty properties and transportation assets. Although we don’t anticipate coal prices to continue to increase at the same pace, we expect our coal royalty revenue per ton to continue to increase over the next several quarters as more of our lessees’ sales contracts roll over into the favorable pricing environment.
     In addition, we benefitted from our significant exposure to metallurgical coal. Approximately 36% of our coal royalty revenues and 26% of the related production during first six months were from metallurgical coal, which is used in the production of steel. Prices of metallurgical coal have been substantially higher than steam coal over the past few years, and we expect them to remain at high levels for the next several years. The U.S. coal market, especially for Appalachian coal and to a more limited extent the Illinois Basin coal, is being dramatically impacted by events in China, Australia and South Africa that are impacting world coal supply. Combined with the legal and regulatory challenges to increasing production in the United States, we believe that coal prices will remain high for at least the next 12 months.

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
(In thousands)

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Net cash provided by operating activities	$61,667	$45,861	$100,870	$76,604
Less scheduled principal payments	(9,350)	(9,350)	(9,543)	(9,350)
Less reserves for future principal payments	(4,308)	(2,400)	(8,616)	(4,800)
Add reserves used for scheduled principal payments	9,350	9,400	9,543	9,400

Distributable cash flow	$57,359	$43,511	$92,254	$71,854

Acquisitions
     Although we are a growth-oriented company and have closed a number of acquisitions over the last several years, the pace of our acquisitions has slowed in 2008 due to the high expectations of potential sellers in today’s pricing environment and our unwillingness to pay extraordinary prices for reserves in today’s market. We continue to look at a number of opportunities, have significant liquidity and are prepared to move quickly when the market stabilizes. Our most recent acquisitions are briefly described below.
     Licking River Preparation Plant. On March 14, 2008, we signed an agreement for the construction of a coal preparation plant facility under our memorandum of understanding with Taggart Global USA, LLC. The cost for the facility, located in Eastern Kentucky, is estimated to be approximately $8.7 million, of which $4.6 million had been paid as of June 30, 2008 for construction costs incurred to date.
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

     Mid-Vol Coal Preparation Plant. On May 21, 2007, we signed an agreement for the construction of a coal preparation plant, coal handling infrastructure and a rail load-out facility under our memorandum of understanding with Taggart Global USA, LLC. Consideration for the facility, located near Eckman, West Virginia, is estimated to be approximately $16.2 million, of which $13.2 million had been paid as of June 30, 2008 for construction costs incurred to date.
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
     Cline. On January 4, 2007, we acquired 49 million tons of reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, we acquired transportation assets and related infrastructure at those mines. As consideration for the transaction we issued 8,910,072 units representing limited partner interests in NRP. Through its affiliate Adena Minerals, LLC, The Cline Group received a 22% interest in our general partner and in the incentive distribution rights of NRP in return for providing NRP with the exclusive right to acquire additional reserves, royalty interests and certain transportation infrastructure relating to future mine developments by The Cline Group. Simultaneous with the closing of this transaction, we signed a definitive agreement to purchase the coal reserves and transportation infrastructure at Cline’s Gatling Ohio complex. This transaction will close upon commencement of coal production, which is currently expected to occur in early 2009.

Results of Operations

	Three Months Ended		Increase	Percentage
	June 30,		(Decrease)	Change
	2008	2007
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$4,902	$4,353	$549	13%
Central	42,974	28,339	14,635	52%
Southern	3,802	4,989	(1,187)	(24%)

Total Appalachia	51,678	37,681	13,997	37%
Illinois Basin	5,923	1,365	4,558	334%
Northern Powder River Basin	2,425	1,687	738	44%

Total	$60,026	$40,733	19,293	47%

Production (tons)
Appalachia
Northern	1,927	1,901	26	1%
Central	9,629	8,855	774	9%
Southern	930	1,297	(367)	(28%)

Total Appalachia	12,486	12,053	433	4%
Illinois Basin	2,293	659	1,634	248%
Northern Powder River Basin	1,314	861	453	53%

Total	16,093	13,573	2,520	19%

Average gross royalty per ton
Appalachia
Northern	$2.54	$2.29	$0.25	11%
Central	4.46	3.20	1.26	39%
Southern	4.09	3.85	0.24	6%
Total Appalachia	4.14	3.13	1.01	32%
Illinois Basin	2.58	2.07	0.51	25%
Northern Powder River Basin	1.85	1.96	(0.11)	(6%)
Combined average gross royalty per ton	3.73	3.00	0.73	24%

Aggregates:
Royalty revenue	$1,633	$1,780	$(147)	8%)
Aggregate royalty bonus	$300	$164	$136	83%
Production	1,238	1,531	(293)	(19%)
Average base royalty per ton	$1.32	$1.16	$0.16	12%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 79% and 80% of our total revenue for the three month periods ended June 30, 2008 and 2007. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to higher prices being realized by our lessees, coal royalty revenues increased in the three month period ended June 30, 2008 compared to the same period of 2007, while production was only slightly higher. The Appalachian results by region are set forth below.
     Northern Appalachia. Coal royalty revenues increased primarily due to higher prices across all areas.
     Central Appalachia. Coal royalty revenues attributable to acquisitions completed since the end of the first half of 2007 were $1.6 million and production related to those acquisitions was 149,000 tons. Coal production on our other properties increased slightly but nearly all our lessees received higher prices resulting in higher per ton coal royalty revenue.

     Southern Appalachia. Our coal royalty revenues and production in Southern Appalachia decreased for the quarter ended June 30, 2008 compared to the same period in 2007 due to decreased shipments from our Oak Grove property and the lessee on our Twin Pines/Drummond property moving to adjacent property. These decreases were slightly offset due to the higher prices received by nearly all our lessees.
     Illinois Basin. Coal royalty revenues and production increased primarily due to the improved production on our Williamson property and a lessee moving back onto our property on the Cummings/Hocking Wolford property.
     Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property primarily due to the normal variations that occur due to the checkerboard nature of ownership. The higher per ton rate in the second quarter of 2007 was due to a cumulative price adjustment, which is received from time to time by our lessee.
     Aggregates Royalty Revenues, Reserves and Production. Aggregate production decreased slightly, but due to improved prices being received by the lessee, royalty revenue increased slightly.

Results of Operations

	Six Months Ended		Increase	Percentage
	June 30,		(Decrease)	Change
	2008	2007
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$8,405	$7,123	$1,282	18%
Central	77,271	58,586	18,685	32%
Southern	9,300	9,028	272	3%

Total Appalachia	94,976	74,737	20,239	27%
Illinois Basin	8,556	2,479	6,077	245%
Northern Powder River Basin	5,646	4,490	1,156	26%

Total	$109,178	$81,706	$27,472	34%

Production (tons)
Appalachia
Northern	3,264	3,235	29	1%
Central	18,571	18,095	476	3%
Southern	2,224	2,330	(106)	(5%)

Total Appalachia	24,059	23,660	399	2%
Illinois Basin	3,458	1,161	2,297	198%
Northern Powder River Basin	3,045	2,261	784	35%

Total	30,562	27,082	3,480	13%

Average gross royalty per ton
Appalachia
Northern	$2.58	$2.20	$0.38	17%
Central	4.16	3.24	0.92	28%
Southern	4.18	3.87	0.31	8%
Total Appalachia	3.95	3.16	0.79	25%
Illinois Basin	2.47	2.14	0.33	15%
Northern Powder River Basin	1.85	1.99	(0.14)	(7%)
Combined average gross royalty per ton	3.57	3.02	0.55	18%

Aggregates:
Royalty revenue	$3,051	$3,361	$(310)	(9%)
Aggregate royalty bonus	$2,244	$328	$1,916	584%
Production	2,392	2,872	(480)	(17%)
Average base royalty per ton	$1.28	$1.17	$0.11	9%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 78% and 81% of our total revenue for the six month periods ended June 30, 2008 and 2007. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to higher prices being realized by our lessees and in part because of acquisitions completed since the first quarter of 2007, coal royalty revenues increased in the six month period ended June 30, 2008 compared to the same period of 2007, while production increased only slightly. The Appalachian results by region are set forth below.
     Northern Appalachia. Coal royalty revenues increased primarily due to the lessee from the Mettiki acquisition made in the second quarter of 2007 operating on our property for the entire six month period in 2008 versus three months in 2007. This increase was partially offset by lower production on our AFC properties, where a greater proportion of the production for the six month period ended June 30, 2008 was on adjacent property.

     Central Appalachia. Coal royalty revenues attributable to acquisitions completed since the end of the first half of 2007 were $2.7 million and production related to those acquisitions was 290,000 tons. Coal production on our other properties increased slightly, but the higher prices received by our lessees resulted in substantially higher coal royalty revenue per ton.
     Southern Appalachia. Our coal royalty revenues in Southern Appalachia increased for the six months ended June 30, 2008 compared to the same period in 2007, but production decreased slightly. The production decreases occurred on our Oak Grove property, which had lower shipments, and our Twin Pines/Drummond property, where the lessee moved to adjacent property. The production decreases were more than offset by the higher prices received by our lessees.
     Illinois Basin. Coal royalty revenues and production increased primarily due to the improved production on our Williamson property and a lessee moving back onto our Cummings/Hocking Wolford property.
     Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property primarily due to the normal variations that occur due to the checkerboard nature of ownership. The per ton revenue is lower for the six months ended June 30, 2008 compared to the same period in 2007. The higher per ton rate in the first six months of 2007 was due to a cumulative price adjustment, which is received from time to time by our lessee.
     Aggregates Royalty Revenues, Reserves and Production. Aggregate production and royalties were down slightly for the six months ended June 30, 2008 compared to the same period of 2007. In the first half of 2008, we received a bonus royalty payment that was $1.6 million higher than expected from our lessee based on their 2007 net profits. The lower production was partially offset by higher prices being received by our lessee.
Other Operating Results
     Coal Processing and Transportation Revenues. We generated $1.8 million and $3.7 million in processing revenues for the quarter and six months ended June 30, 2008 compared with $1.1 million and $2.0 million for the same periods in 2007. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities. Coal processed through the facility decreased 22% and 1% for the three and six month periods of 2008, compared to the same periods of 2007, while revenue increased due to the increase in sales prices.
     In addition to our preparation plants, as part of the January 2007 Cline transaction, we acquired coal handling and transportation infrastructure associated with the Gatling mining complex in West Virginia and beltlines and rail load-out facilities associated with Williamson Energy’s Pond Creek No. 1 mine in Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. We operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $3.4 million and $5.0 million for the quarter and six months ended June 30, 2008, compared to $0.8 million and $1.3 million for the same periods of 2007. Production increased 497% for the second quarter and 380% for the first half of 2008 compared to the same periods in 2007, as we reported a full six months of transportation revenue in 2008 and production ramped up on our Williamson property.
     Oil and Gas Royalties. We generated $1.9 million and $1.3 million for the quarter ended June 30, 2008 and 2007, respectively and for the six months ended June 30, 2008, we generated $3.4 million compared to $2.5 million for the same period in 2007. These increases in revenue are primarily due to higher prices.
     Override revenues. Override revenues were $2.0 million and $1.0 million for the quarters ending June 30, 2008 and 2007, respectively and $4.5 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively. These increases were due primarily to override royalty acquisitions during 2007 and additional production on an existing override.
     Other revenues. Other revenues, primarily comprised of rent and wheelage, generated $1.3 million for the quarter and $2.7 million for the six months ended June 30, 2008, compared to $1.2 million for the quarter and $2.3 million for the six months ended June 30, 2007.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization of $16.7 million and $12.5 million for the quarters ended June 30, 2008 and 2007 and $31.8 million and $24.3 million for the six months ended June 30, 2008 and 2007, respectively. Depletion increased as a result of higher total production for 2008 and a greater portion of the production on the new properties that we acquired in 2007 and at the end of 2006, which are being depleted at much higher rates than our older properties.
•	General and administrative expenses of $6.9 million and $11.0 million for the quarter and six month periods ended June 30, 2008 compared to $5.6 million and $12.2 million for the same periods during 2007. The change in general and administrative expense is primarily due to accruals under our long-term incentive plan attributable to fluctuations in our unit price.

•	Property, franchise and other taxes have increased approximately $0.6 million for the quarter and $1.1 million year to date. The significant increase in 2008 was primarily due to increases in West Virginia taxes on additional properties we have acquired. A substantial portion of our property taxes is reimbursed to us by our lessees and is reflected as property tax revenue on our statement of income.
     Interest Expense. Interest expense was virtually flat quarter to quarter and year to year. We replaced $225 million of our credit facility with senior notes at the end of March 2007 at a more favorable interest rate than those on our credit facility at that time which helped offset the increase in total debt outstanding.
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
     Net cash provided by operations for the six months ended June 30, 2008 and 2007 was $100.9 million and $76.6 million, respectively. Substantially all of our cash provided by operations since inception has been generated from coal royalty revenues.
     Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $7.5 million and $38.9 million, respectively. For the six months ended June 30, 2008 and 2007, substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.
     Net cash used for financing activities for the six months ended June 30, 2008 and 2007 was $91.3 million and $49.2 million, respectively. In 2007, all of the loan proceeds from our credit facility were used to fund our acquisitions. We issued $225 million in senior notes in 2007 and used those proceeds to pay down our credit facility. Cash distributions to our partners were $81.8 million and $70.5 million for the six months ended June 30, 2008 and 2007, respectively. In the first half of 2007, as a part of the Dingess-Rum and Mettiki acquisitions we received $2.6 million in cash contributions from our general partner to maintain its 2% interest.
Long-Term Debt
     At June 30, 2008, our debt consisted of:
•	$48.0 million of our $300 million floating rate revolving credit facility, due March 2012;

•	$35 million of 5.55% senior notes due 2013;

•	$49.8 million of 4.91% senior notes due 2018;

•	$100 million of 5.05% senior notes due 2020;

•	$2.5 million of 5.31% utility local improvement obligation due 2021;

•	$43.5 million of 5.55% senior notes due 2023; and

•	$225 million of 5.82% senior notes due 2024.

     Other than the 5.55% senior notes due 2013, which have semi-annual interest payments, all of our senior notes require annual principal payments in addition to semi-annual interest payments. The scheduled principal payments on the 5.05% senior notes due 2020 did not begin until July 2008, and the principal payments on the 5.82% senior notes due 2024 do not begin until March 2010. We also make annual principal and interest payments on the utility local improvement obligation.
     Credit Facility. We have a $300 million revolving credit facility that may be increased, at our option, up to a maximum of $450 million on the same terms.
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
     The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.4 million and $1.3 million and $2.7 million and $2.5 million for each of the three and six month periods ended June 30, 2008 and 2007, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from us, and we provide coal transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in our general partner and the incentive distribution rights of NRP, as well as 8,910,072 common units. At June 30, 2008, we had accounts receivable totaling $4.2 million from Williamson. For the three and six month periods ended June 30, 2008 and 2007, we had total revenue of $7.5 million and $0.4 million and $9.3 million and $1.1 million, respectively, from Williamson. In addition, we have received advance minimum royalties of $5.3 million that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from us and we provide coal transportation services to Gatling for a fee. At June 30, 2008, we had accounts receivable totaling $0.2 million from Gatling. For the three and six month periods ended June 30, 2008 and 2007, we had total revenue of $0.9 million and $0.9 million and $2.1 million and $1.1 million, respectively, from Gatling, LLC. In addition, we have received advance minimum royalty payments of $6.1 million that have not been recouped.
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
     In February 2007, QEP acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, NRP has acquired four facilities under this agreement with Taggart for a total cost of $42.9 million. For the three and six months ended June 30, 2008 and 2007, we received total revenue of $1.0 million and $0.7 million and $2.0 million and $1.2 million, respectively, from Taggart. At June 30, 2008, we had accounts receivable totaling $0.3 million from Taggart.
     In July 2007, QEP acquired a controlling interest in Kopper-Glo Fuel, Inc., a coal operating company that is one of our lessees. For the three and six month periods ended June 30, 2008 and 2007, we had total revenue of $0.3 million and $0.4 million and $0.5 million and $1.0 million, respectively, from Kopper-Glo, and at June 30, 2008, we had accounts receivable totaling $0.1 million.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of June 30, 2008. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.
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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which may be subject to variable interest rates based upon LIBOR. At June 30, 2008, we had $48.0 million outstanding in variable interest rate debt.
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

Date: August 11, 2008
	By:	/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008
	By:	/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 11, 2008
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