Form 10-Q
period 2008-09-30
NATURAL RESOURCE PARTNERS LP
filed 2008-11-07
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 7, 2008 there were 64,891,136 Common Units outstanding.

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
     You should not put undue reliance on any forward-looking statements. Please read “Item 1A. Risk Factors” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2007 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$64,412	$58,341
Restricted cash	6,240	6,240
Accounts receivable, net of allowance for doubtful accounts	37,577	27,643
Accounts receivable — affiliate	2,365	1,005
Other	202	1,009

Total current assets	110,796	94,238
Land	24,343	24,343
Plant and equipment, net	67,741	61,441
Coal and other mineral rights, net	987,370	1,030,088
Intangible assets, net	103,798	106,222
Loan financing costs, net	2,784	3,098
Other assets, net	516	601

Total assets	$1,297,348	$1,320,031

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$3,012	$2,567
Accounts payable — affiliate	106	104
Current portion of long-term debt	17,234	17,234
Accrued incentive plan expenses — current portion	4,455	3,993
Property, franchise and other taxes payable	4,539	6,415
Accrued interest	3,077	6,276

Total current liabilities	32,423	36,589
Deferred revenue	40,275	36,286
Asset retirement obligations	39	39
Accrued incentive plan expenses	5,501	6,469
Long-term debt	478,822	496,057
Partners’ capital:
Common units	726,021	731,113
General partner’s interest	14,413	14,177
Holders of incentive distribution rights	514	—
Accumulated other comprehensive loss	(660)	(699)

Total partners’ capital	740,288	744,591

Total liabilities and partners’ capital	$1,297,348	$1,320,031

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues:
Coal royalties	$58,323	$44,378	$167,501	$126,084
Aggregate royalties	2,280	2,096	7,575	5,785
Coal processing fees	2,044	1,374	5,698	3,404
Transportation fees	3,183	1,000	8,193	2,306
Oil and gas royalties	2,201	1,388	5,579	3,924
Property taxes	2,263	2,963	7,760	7,836
Minimums recognized as revenue	737	913	1,193	1,698
Override royalties	3,133	953	7,638	2,994
Other	2,032	1,301	4,706	3,639

Total revenues	76,196	56,366	215,843	157,670
Operating costs and expenses:
Depreciation, depletion and amortization	17,042	13,045	48,849	37,324
General and administrative	1,732	3,687	12,771	15,880
Property, franchise and other taxes	2,822	3,993	10,569	10,618
Transportation costs	431	79	960	149
Coal royalty and override payments	287	246	939	914

Total operating costs and expenses	22,314	21,050	74,088	64,885

Income from operations	53,882	35,316	141,755	92,785
Other income (expense)
Interest expense	(6,912)	(7,124)	(21,336)	(21,584)
Interest income	368	736	1,124	2,239

Net income	$47,338	$28,928	$121,543	$73,440

Net income attributable to:
General partner	$8,023	$4,119	$19,885	$10,012

Other holders of incentive distribution rights	$3,810	$1,907	$9,738	$4,602

Limited partners	$35,505	$22,902	$91,920	$58,826

Basic and diluted net income per limited partner unit	$0.55	$0.35	$1.42	$0.91

Weighted average number of units outstanding	64,891	64,891	64,891	64,363

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$121,543	$73,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	48,849	37,324
Non-cash interest charge, net	266	326
Loss from disposition of assets	32	—
Change in operating assets and liabilities:
Accounts receivable	(11,294)	(7,634)
Other assets	892	883
Accounts payable and accrued liabilities	447	(217)
Accrued interest	(3,199)	(166)
Deferred revenue	3,989	10,807
Accrued incentive plan expenses	(506)	(138)
Property, franchise and other taxes payable	(1,876)	304

Net cash provided by operating activities	159,143	114,929

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights.	—	(24,233)
Acquisition or construction of plant and equipment.	(9,952)	(15,835)
Cash placed in restricted accounts	—	(6,240)

Net cash used in investing activities	(9,952)	(46,308)

Cash flows from financing activities:
Proceeds from loans	—	262,400
Deferred financing costs	—	(1,292)
Repayment of loans	(17,235)	(235,942)
Distributions to partners	(125,885)	(108,099)
Contribution by general partner	—	2,645

Net cash used in financing activities	(143,120)	(80,288)

Net increase (decrease) in cash and cash equivalents	6,071	(11,667)
Cash and cash equivalents at beginning of period	58,341	66,044

Cash and cash equivalents at end of period	$64,412	$54,377

Supplemental cash flow information:
Cash paid during the period for interest	$24,179	$21,379

Non-cash investing activities:
Equity issued in business combinations	—	$350,741
Liability assumed in business combination	—	1,989
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future periods.
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
3. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Construction in process	$7,803	$11,238
Plant and equipment at cost	68,197	54,758
Accumulated depreciation	(8,259)	(4,555)

Net book value	$67,741	$61,441

	Nine months ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$3,707	$2,827

4. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,247,814	$1,247,814
Less accumulated depletion and amortization	(260,444)	(217,726)

Net book value	$987,370	$1,030,088

	Nine months ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral rights	$42,718	$33,243

5. Intangible Assets
     Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)		(In thousands)
	(Unaudited)
Finite-lived intangible assets
Above market transportation contracts	$82,276	$2,930	$82,276	$1,045
Above market coal leases	25,281	829	25,281	290

	$107,557	$3,759	$107,557	$1,335

     Amortization expense related to these contract intangibles was $0.9 million and $0.3 million for the three months ended September 30, 2008 and 2007 and $2.4 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively, and is based upon the production and sales of coal from acquired reserves and the number of tons of coal transported using the transportation infrastructure. The estimates of expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense (In thousands)
For remainder of year ended December 31, 2008	1,609
For year ended December 31, 2009	4,810
For year ended December 31, 2010	5,862
For year ended December 31, 2011	5,862
For year ended December 31, 2012	5,862
For year ended December 31, 2013	5,862
6. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$48,000	$48,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	49,750	55,800
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	92,308	100,000
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,498	2,691
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	43,500	46,800
5.82% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2010, maturing in March 2024	225,000	225,000

Total debt	496,056	513,291
Less — current portion of long term debt	(17,234)	(17,234)

Long-term debt	$478,822	$496,057

     The Partnership has a $300 million revolving credit facility, and at September 30, 2008 and December 31, 2007, the Partnership had $48.0 million outstanding under the facility. The weighted average interest rate at September 30, 2008 and December 31, 2007 was 3.70% and 6.06%, respectively. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum. Under an accordion feature in the credit facility, the Partnership may request its lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, under the current market conditions, the Partnership cannot be certain that its lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, the Partnership may elect to bring new lenders into the facility, but it cannot make any assurance that the excess credit capacity will be available to the Partnership on the existing terms.
     The Partnership was in compliance with all terms under its long-term debt as of September 30, 2008.
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
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.4 million and $1.2 million and $4.1 million and $3.8 million for each of the three and nine month periods ended September 30, 2008 and 2007, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from the Partnership, and the Partnership provides coal transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in the Partnership’s general partner and in the incentive distribution rights of the Partnership, as well as 8,910,072 common units. At September 30, 2008, the Partnership had accounts receivable totaling $1.7 million from Williamson. For the three and nine month periods ended September 30, 2008 and 2007, the Partnership had total revenue of $8.1 million and $1.0 million and $17.4 million and $2.2 million, respectively, from Williamson. In addition, the Partnership has also received $5.2 million in advance minimum royalty payments that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from the Partnership and the Partnership provides coal transportation services to Gatling for a fee. At September 30, 2008, the Partnership had accounts receivable totaling $0.1 million from Gatling. For the three and nine month periods ended September 30, 2008 and 2007, the Partnership had total revenue of $0.4 million and $0.8 million and $2.6 million and $1.9 million, respectively, from Gatling, LLC. In addition, the Partnership has also received $7.1 million in advance minimum royalty payments that have not been recouped.
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
     In February 2007, QEP acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. The Partnership currently has a memorandum of understanding with Taggart pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. The Partnership will own and lease the plants to Taggart, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, the Partnership has acquired four facilities under this agreement with Taggart with a total cost of $45.5 million. For the three and nine month periods ended September 30, 2008 and 2007, the Partnership received total revenue of $1.4 million and $0.8 million and $3.5 million and $1.9 million, respectively, from Taggart. At September 30, 2008, the Partnership had accounts receivable totaling $0.3 million from Taggart.
     In June 2007, QEP acquired a controlling interest in Kopper-Glo Fuel, Inc., a coal operating company that is one of the Partnership’s lessees. For the three and nine month periods ended September 30, 2008 and 2007, the Partnership had total revenue of $0.4 million and $0.4 million and $0.9 million and $1.4 million, respectively, from Kopper-Glo, and at September 30, 2008, the Partnership had accounts receivable totaling $0.2 million from Kopper-Glo.
9. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of September 30, 2008. The Partnership is not associated with any environmental contamination that may require remediation costs.
10. Major Lessee
     Revenues from lessees that exceeded ten percent of total revenues for the periods are indicated below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Lessee A	8,758	12%	5,246	9%	25,114	12%	15,916	10%
Lessee B	4,993	7%	6,553	12%	16,003	7%	14,910	9%
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

     A summary of activity in the outstanding grants for the first nine months of 2008 are as follows:

Outstanding grants at the beginning of the period	507,466
Grants during the period	171,328
Grants vested and paid during the period	(105,230)
Forfeitures during the period	—

Outstanding grants at the end of the period	573,564

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 1.84% to 2.12% and 33.03% to 43.07%, respectively at September 30, 2008. The Partnership’s historic distribution rate of 5.83% was used in the calculation at September 30, 2008. The Partnership recorded a reversal of expense during the third quarter of 2008 of $1.9 million due to drop in the average unit price. For the same period in 2007 the Partnership recorded expenses related to its plans to be reimbursed to its general partner of $0.2 million. The Partnership recorded expenses related to its plans of $2.1 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $3.2 million and $5.8 million were paid during the nine month periods ended September 30, 2008 and 2007, respectively.
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
     The unaccrued cost associated with the outstanding grants and related DERs at September 30, 2008 was $3.8 million.
12. Distributions
     On August 14, 2008, the Partnership paid a cash distribution equal to $0.515 per unit to unitholders of record on August 1, 2008.
13. Subsequent Events
     On October 15, 2008, the Partnership declared a third quarter 2008 distribution of $0.525 per unit. The distribution will be paid on November 14, 2008 to unitholders of record on November 3, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on February 29, 2008.
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
     In addition to coal royalty revenues, we generated approximately 22% of our year to date revenues from other sources, compared to 20% for the same period in 2007. The increase represents our commitment to continuing to diversify our sources of revenue. These other sources include: aggregate royalties; coal processing and transportation fees; rentals; royalties on oil and gas; timber; overriding royalties; and wheelage payments.
Current Market Conditions and our Liquidity
     Our business model depends in large part on our ability to make acquisitions and finance those acquisitions through the issuance of long-term debt or equity in the capital markets. As of September 30, 2008, we had in excess of $250 million in available capacity under our existing credit facility, as well as over $64 million in cash. However, given the number of potential acquisitions that we evaluate on a regular basis, we could use up this capacity in a short period of time. In the past, we have been able to pay down our credit line by issuing equity or long-term senior notes at attractive interest rates.
     As a result of the global financial crisis, the cost of raising money in the debt and equity capital markets has increased substantially, while the availability of funds from those markets generally has greatly diminished. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and refused to refinance existing debt at maturity at all or on similar terms. Although the lenders under our credit facility have indicated to us that they intend to honor their commitments under the facility, we are aware of some cases in which lenders have refused to provide funding to borrowers in spite of existing commitments.
     If funding is not available when needed, or is available only on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues, results of operations and quarterly distributions.

Current Results
     As of September 30, 2008, our reserves were subject to 194 leases with 68 lessees. For the nine months ended September 30, 2008, our lessees produced 45.5 million tons of coal generating $167.5 million in coal royalty revenues from our properties, and our total revenues were $215.8 million.
     Global and domestic prices for physical delivery of coal by our lessees continued to remain high during the nine months ended September 30, 2008, resulting in a substantial increase in our royalty per ton in Appalachia and the Illinois Basin over the same period in 2007. It is important to note that although commodity prices, including coal prices, have declined in the financial markets, our lessees have not seen a decline in prices for physical delivery of their coal.
     Even though coal royalty revenues from our Appalachian properties represented 67% of our total revenues in the nine months ended September 30, 2008, we expect this percentage to decline and are working hard to expand our presence in the Illinois Basin, where our coal royalty revenues tripled over the same period in 2007. Through our relationship with the Cline Group, we expect our Illinois assets to contribute even more significantly to our total revenues in 2009.
     In addition, we benefitted from our significant exposure to metallurgical coal. Approximately 33% of our coal royalty revenues and 24% of the related production during first nine months were from metallurgical coal, which is used in the production of steel. Prices of metallurgical coal have been substantially higher than steam coal over the past few years, and we expect them to remain at high levels for at least the next year. The U.S. coal market, especially for Appalachian coal and to a more limited extent the Illinois Basin coal, is being dramatically impacted by events in China, Australia and South Africa that are impacting world coal supply. Combined with the legal and regulatory challenges to increasing production in the United States, we believe that prices for physical delivery of coal will remain high for the near term.
     Although coal prices have improved significantly, the political, legal and regulatory environment is becoming increasingly difficult for the coal industry. The recent judicial decisions by the Southern District of West Virginia regarding permits issued under Section 404 of the Clean Water Act in West Virginia, together with a similar lawsuit filed in Kentucky, have created substantial regulatory uncertainty. If these cases have adverse outcomes, it could have long-term negative implications for the future of all coal mining in Appalachia which would impact our coal royalty revenues derived from that region.
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
(In thousands)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)
Net cash provided by operating activities	$58,273	$38,325	$159,143	$114,929
Less scheduled principal payments	(7,691)	—	(17,234)	(9,350)
Less reserves for future principal payments	(4,308)	(4,280)	(12,924)	(9,080)
Add reserves used for scheduled principal payments	7,691	—	17,234	9,400

Distributable cash flow	$53,965	$34,045	$146,219	$105,899

Acquisitions
     Although we are a growth-oriented company and have closed a number of acquisitions over the last several years, the pace of our acquisitions has slowed in 2008 due to the current credit crisis and the high expectations of potential sellers in today’s pricing environment. We continue to look at a number of opportunities and are prepared to move quickly when the market stabilizes. Our most recent acquisitions are briefly described below.
     Mid-Vol Coal Preparation Plant. In April 2008, we completed construction of a coal preparation plant and coal handling infrastructure under our memorandum of understanding with Taggart Global USA, LLC. The total cost to build the facilities was $12.7 million.
     Licking River Preparation Plant. On March 14, 2008, we signed an agreement for the construction of a coal preparation plant facility under our memorandum of understanding with Taggart Global USA, LLC. The cost for the facility, located in Eastern Kentucky, is estimated to be approximately $8.7 million, of which $7.7 million had been paid as of September 30, 2008 for construction costs incurred to date.
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
     Cline. On January 4, 2007, we acquired 49 million tons of reserves in Williamson County, Illinois and Mason County, West Virginia that are leased to affiliates of The Cline Group. In addition, we acquired transportation assets and related infrastructure at those mines. As consideration for the transaction we issued 8,910,072 units representing limited partner interests in NRP. Through its affiliate Adena Minerals, LLC, The Cline Group received a 22% interest in our general partner and in the incentive distribution rights of NRP in return for providing NRP with the exclusive right to acquire additional reserves, royalty interests and certain transportation infrastructure relating to future mine developments by The Cline Group. Simultaneous with the closing of this transaction, we signed a definitive agreement to purchase the coal reserves and transportation infrastructure at Cline’s Gatling Ohio complex. This transaction will close upon commencement of coal production, which is currently expected to occur in 2009.
Results of Operations

	Three Months Ended		Increase	Percentagen
	September 30,		(Decrease)	Change
	2008	2007
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$3,433	$3,941	$(508)	(13%)
Central	40,371	29,662	10,709	36%
Southern	5,397	4,649	748	16%

Total Appalachia	49,201	38,252	10,949	29%
Illinois Basin	6,438	2,462	3,976	161%
Northern Powder River Basin	2,684	3,664	(980)	(27%)

Total	$58,323	$44,378	$13,945	31%

Production (tons)
Appalachia
Northern	1,172	1,640	(468)	(29%)
Central	8,859	8,927	(68)	(1%)
Southern	1,015	1,184	(169)	(14%)

Total Appalachia	11,046	11,751	(705)	(6%)
Illinois Basin	2,441	1,147	1,294	113%
Northern Powder River Basin	1,448	1,810	(362)	(20%)

Total	14,935	14,708	227	2%

Average gross royalty per ton
Appalachia
Northern	$2.93	$2.40	$0.53	22%
Central	4.56	3.32	1.24	37%
Southern	5.32	3.93	1.39	35%
Total Appalachia	4.45	3.26	1.19	37%
Illinois Basin	2.64	2.15	0.49	23%
Northern Powder River Basin	1.85	2.02	(0.17)	(8%)
Combined average gross royalty per ton	3.91	3.02	0.89	29%

Aggregates:
Royalty revenue	$1,980	$1,932	$48	2%
Aggregate royalty bonus	$300	$164	$136	83%
Production	1,484	1,584	(100)	(6%)
Average base royalty per ton	$1.33	$1.22	$0.11	9%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 77% and 79% of our total revenue for the three month periods ended September 30, 2008 and 2007. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to significantly higher prices being realized by our lessees, coal royalty revenues increased in the three month period ended September 30, 2008 compared to the same period of 2007. Production, however, was lower across all three Appalachian regions as our lessees faced increasing costs, a difficult regulatory environment, a shortage of labor and increasingly difficult geologic conditions. The declines in production levels were partially offset by several small acquisitions made during the periods presented, but subject to some exceptions, we expect that our lessees in Appalachia will continue to experience difficulties in maintaining current production levels.

     Illinois Basin. Coal royalty revenues nearly tripled and production more than doubled as our Williamson property operated near full capacity for the three month period ended September 30, 2008.
     Northern Powder River Basin. Coal royalty revenues and production decreased on our Western Energy property primarily due to the normal variations that occur due to the checkerboard nature of ownership.
     Aggregates Royalty Revenues and Production. Aggregate production decreased slightly, but due to improved prices being received by the lessee, royalty revenues increased slightly.

	Nine Months Ended		Increase	Percentagen
	September 30,		(Decrease)	Change
	2008	2007
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$11,838	$11,064	$774	7%
Central	117,642	88,248	29,394	33%
Southern	14,697	13,677	1,020	7%

Total Appalachia	144,177	112,989	31,188	28%
Illinois Basin	14,995	4,941	10,054	203%
Northern Powder River Basin	8,329	8,154	175	2%

Total	$167,501	$126,084	$41,417	33%

Production (tons)
Appalachia
Northern	4,436	4,875	(439)	(9%)
Central	27,430	27,022	408	(2%)
Southern	3,239	3,514	(275)	(8%)

Total Appalachia	35,105	35,411	(306)	(1%)
Illinois Basin	5,899	2,307	3,592	156%
Northern Powder River Basin	4,493	4,072	421	10%

Total	45,497	41,790	3,707	9%

Average gross royalty per ton
Appalachia
Northern	$2.67	$2.27	$0.40	18%
Central	4.29	3.27	1.02	31%
Southern	4.54	3.89	0.65	17%
Total Appalachia	4.11	3.19	0.92	29%
Illinois Basin	2.54	2.14	0.40	19%
Northern Powder River Basin	1.85	2.00	(0.15)	(8%)
Combined average gross royalty per ton	3.68	3.02	0.66	22%

Aggregates:
Royalty revenue	$5,028	$5,293	$(265)	(5%)
Aggregate royalty bonus	$2,544	$492	$2,052	417%
Production	3,876	4,456	(580)	(13%)
Average base royalty per ton	$1.30	$1.19	$0.11	9%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 78% and 80% of our total revenue for the nine month periods ended September 30, 2008 and 2007. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to significantly higher prices being realized by our lessees, coal royalty revenues increased in the nine month period ended September 30, 2008 compared to the same period of 2007. In spite of several acquisitions completed since the first quarter of 2007, production was essentially flat in all of our Appalachian regions as our lessees faced increasing costs, a difficult regulatory environment, a shortage of labor and increasingly difficult geologic conditions.

     Illinois Basin. Coal royalty revenues tripled and production more than doubled as our Williamson property operated near full capacity for a significant portion of the nine month period ended September 30, 2008. In addition, one of our lessees had a higher proportion of their production come from our Cummings/Hocking Wolford property during the period.
     Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property primarily due to the normal variations that occur due to the checkerboard nature of ownership. The per ton revenue is lower for the nine months ended September 30, 2008 compared to the same period in 2007. The higher per ton rate in the first nine months of 2007 was due to a cumulative price adjustment, which is received from time to time by our lessee.
     Aggregates Royalty Revenues and Production. Aggregate production and royalties were down slightly for the nine months ended September 30, 2008 compared to the same period of 2007. In the first half of 2008, we received a bonus royalty payment that was $1.6 million higher than expected from our lessee based on their 2007 net profits. The lower production was partially offset by higher prices being received by our lessee.
Other Operating Results
     Coal Processing and Transportation Revenues. We generated $2.0 million and $5.7 million in processing revenues for the quarter and nine months ended September 30, 2008 compared with $1.4 million and $3.4 million for the same periods in 2007. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities. Coal processed through the facilities decreased 21% and 8% for the three and nine month periods of 2008, compared to the same periods of 2007, while revenue increased due to the increase in sales prices.
     In addition to our preparation plants, we own coal handling and transportation infrastructure associated with the Gatling mining complex in West Virginia and beltlines and rail load-out facilities associated with Williamson Energy’s Pond Creek No. 1 mine in Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. We operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $3.2 million and $8.2 million for the quarter and nine months ended September 30, 2008, compared to $1.0 million and $2.3 million for the same periods of 2007. Production increased during 2008 due to our Williamson property coming online at full capacity.
     Oil and Gas Royalties. We generated $2.2 million and $1.4 million for the quarter ended September 30, 2008 and 2007, respectively and for the nine months ended September 30, 2008, we generated $5.6 million compared to $3.9 million for the same period in 2007. These increases in revenue are primarily due to higher prices.
     Override revenues. Override revenues were $3.1 million and $1.0 million for the quarters ending September 30, 2008 and 2007, respectively and $7.6 million and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively. These increases were due primarily to override royalty acquisitions during 2007 and additional production on an existing override.
     Other revenues. Other revenues, primarily comprised of rent and wheelage, generated $2.0 million for the quarter and $4.7 million for the nine months ended September 30, 2008, compared to $1.3 million for the quarter and $3.6 million for the nine months ended September 30, 2007.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization of $17.0 million and $13.0 million for the quarters ended September 30, 2008 and 2007 and $48.8 million and $37.3 million for the nine months ended September 30, 2008 and 2007, respectively. Depletion increased as a result of higher total production for 2008 and a greater portion of the production on the new properties that we acquired in 2007 and at the end of 2006, which are being depleted at much higher rates than our older properties. In the quarter ending September 30, 2008, we also fully depleted the remaining basis on an asset for which the remaining tons were unrecoverable. The depletion expense related to the asset was $1.0 million.

•	General and administrative expenses of $1.7 million and $12.8 million for the quarter and nine month periods ended September 30, 2008 compared to $3.7 million and $15.9 million for the same periods during 2007. The change in general and administrative expense is primarily due to accruals under our long-term incentive plan attributable to fluctuations in our unit price.

•	Property, franchise and other taxes have decreased approximately $1.2 million for the quarter ended September 30, 2008 when compared to the same period of 2007, while for the nine month periods ending September 30, 2008 and 2007 property taxes were virtually the same. The third quarter of 2007 reflected higher than normal accruals needed to provide for an increase in West Virginia taxes of almost $1.0 million due to higher tax assessments and taxes on new properties acquired in 2007. A substantial portion of our property taxes is reimbursed to us by our lessees and is reflected as property tax revenue on our statement of income.
     Interest Expense. Interest expense was slightly lower quarter to quarter and year to year due to lower interest rates on our credit facility. We replaced $225 million of our credit facility with senior notes at the end of March 2007 at a more favorable interest rate than those on our credit facility at that time which helped offset the increase in total debt outstanding.
Liquidity and Capital Resources
Cash Flows and Capital Expenditures
     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions with available cash, borrowings under our revolving credit facility, and the issuance of our senior notes and additional units. However, given the current global financial crisis, we cannot be certain that proceeds from capital markets issuances will be available or sufficient to finance future acquisitions. While our ability to satisfy our debt service obligations and pay distributions to our unitholders depends in large part on our future operating performance, our ability to make acquisitions will depend on prevailing economic conditions in the financial markets as well as the coal industry and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Item 1A. Risk Factors.” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2007. Our capital expenditures, other than for acquisitions, have historically been minimal.
     Net cash provided by operations for the nine months ended September 30, 2008 and 2007 was $159.1 million and $114.9 million, respectively. Approximately 75% to 80% of our cash provided by operations since inception has been generated from coal royalty revenues.
     Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was $10.0 million and $46.3 million, respectively. For the nine months ended September 30, 2008 and 2007, substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.
     Net cash used for financing activities for the nine months ended September 30, 2008 and 2007 was $143.1 million and $80.3 million, respectively. In 2007, all of the loan proceeds from our credit facility were used to fund our acquisitions. We issued $225 million in senior notes in 2007 and used those proceeds to pay down our credit facility. We made principal payments on our senior notes of $17.2 million during the nine months ended September 2008 and $9.3 million during the same period in 2007. Cash distributions to our partners were $125.9 million and $108.1 million for the nine months ended September 30, 2008 and 2007, respectively. In the first half of 2007, as a part of the Dingess-Rum and Mettiki acquisitions we received $2.6 million in cash contributions from our general partner to maintain its 2% interest.
Long-Term Debt
     At September 30, 2008, our debt consisted of:
•	$48.0 million of our $300 million floating rate revolving credit facility, due March 2012;

•	$35 million of 5.55% senior notes due 2013;

•	$49.8 million of 4.91% senior notes due 2018;

•	$92.3 million of 5.05% senior notes due 2020;

•	$2.5 million of 5.31% utility local improvement obligation due 2021;

•	$43.5 million of 5.55% senior notes due 2023; and

•	$225 million of 5.82% senior notes due 2024.
     Other than the 5.55% senior notes due 2013, which have semi-annual interest payments, all of our senior notes require annual principal payments in addition to semi-annual interest payments. The principal payments on the 5.82% senior notes due 2024 do not begin until March 2010. We also make annual principal and interest payments on the utility local improvement obligation.

Credit Facility. We have a $300 million revolving credit facility, and at September 30, 2008 we had $48.0 million outstanding under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, under the current market conditions, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the excess credit capacity will be available to us on the existing terms.
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
Shelf Registration Statement
     As of September 30, 2008, we had approximately $290.2 million available under our shelf registration statement. The securities may be offered from time to time directly or through underwriters at amounts, prices, interest rates and other terms to be determined at the time of any offering. The net proceeds from the sale of securities from the shelf will be used for future acquisitions and other general corporate purposes, including the retirement of existing debt.

Off-Balance Sheet Transactions
     We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.
Related Party Transactions
Reimbursements to Affiliates of our General Partner
     Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, our general partner and its affiliates are reimbursed for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. Reimbursements to affiliates of our general partner may be substantial and reduce our cash available for distribution to unitholders.
     The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.4 million and $1.2 million and $4.1 million and $3.8 million for each of the three and nine month periods ended September 30, 2008 and 2007, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from us, and we provide coal transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in our general partner and the incentive distribution rights of NRP, as well as 8,910,072 common units. At September 30, 2008, we had accounts receivable totaling $1.7 million from Williamson. For the three and nine month periods ended September 30, 2008 and 2007, we had total revenue of $8.1 million and $1.0 million and $17.4 million and $2.2 million, respectively, from Williamson. In addition, we have received advance minimum royalties of $5.2 million that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from us and we provide coal transportation services to Gatling for a fee. At September 30, 2008, we had accounts receivable totaling $0.1 million from Gatling. For the three and nine month periods ended September 30, 2008 and 2007, we had total revenue of $0.4 million and $0.8 million and $2.6 million and $1.9 million, respectively, from Gatling, LLC. In addition, we have received advance minimum royalty payments of $7.1 million that have not been recouped.
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
     In February 2007, QEP acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, NRP has acquired four facilities under this agreement with Taggart for a total cost of $45.5 million. For the three and nine months ended September 30, 2008 and 2007, total revenues were $1.4 million and $0.8 million and $3.5 million and $1.9 million, respectively, from Taggart. At September 30, 2008, we had accounts receivable totaling $0.3 million from Taggart.
     In July 2007, QEP acquired a controlling interest in Kopper-Glo Fuel, Inc., a coal operating company that is one of our lessees. For the three and nine month periods ended September 30, 2008 and 2007, we had total revenue of $0.4 million and $0.4 million and $0.9 million and $1.4 million, respectively, from Kopper-Glo, and at September 30, 2008, we had accounts receivable totaling $0.2 million.

Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of September 30, 2008. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.
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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. At September 30, 2008, we had $48.0 million outstanding in variable interest rate debt.
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

Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     In addition to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007, you should consider the following risks prior to making an investment in Natural Resource Partners:
     Our ability to make acquisitions and pay distributions to our unitholders depends, in part, upon our ability to access the capital markets. We may not be able to obtain long-term financing on acceptable terms or obtain funding under our current credit facility because of the deterioration of the credit and capital markets.
     Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the re-pricing of credit risk and the current weak economic conditions have made, and will likely continue to make it difficult to obtain funding.
     In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has greatly diminished. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to our current debt and reduced and, in some cases, ceased to provide funding to borrowers. In addition, we may be unable to obtain adequate funding under our current credit facility because our lending counterparties may be unwilling or unable to meet their funding obligations.
     Due to these factors, we cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues, results of operations and quarterly distributions.
     Some of our lessees’ may be adversely impacted by the current deterioration in the credit markets.
     Many of our lessees finance their activities through cash flow from operations, the incurrence of debt, the use of commercial paper or the issuance of equity. Recently, there has been a significant deterioration in the credit markets and the availability of credit. The lack of availability of debt or equity financing may result in a significant reduction in our lessees’ spending related to development of new mines or expansion of existing mines on our properties. It may also impact our lessees’ ability to pay current obligations and continue ongoing operations on our properties. Any significant reductions in spending related to our lessees’ operations could have a material adverse effect on our revenues and ability to pay our quarterly distributions.
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

Date: November 7, 2008

	By:	/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008

	By:	/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: November 7, 2008

	By:	/s/ Kenneth Hudson

Kenneth Hudson
Controller
(Principal Accounting Officer)