Form 10-Q
period 2009-03-31
NATURAL RESOURCE PARTNERS LP
filed 2009-05-07
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 7, 2009 there were 64,891,136 Common Units outstanding.

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
     You should not put undue reliance on any forward-looking statements. Please read “Item 1A. Risk Factors” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2008 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,109	$89,928
Accounts receivable, net of allowance for doubtful accounts	34,626	31,883
Accounts receivable — affiliate	2,071	1,351
Other	668	934

Total current assets	138,474	124,096
Land	24,343	24,343
Plant and equipment, net	66,489	67,204
Coal and other mineral rights, net	1,094,197	979,692
Intangible assets, net	131,993	102,828
Loan financing costs, net	3,235	2,679
Other assets, net	497	498

Total assets	$1,459,228	$1,301,340

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$568	$861
Accounts payable — affiliates	20,263	365
Current portion of long-term debt	32,235	17,235
Accrued incentive plan expenses — current portion	3,184	3,179
Property, franchise and other taxes payable	3,984	6,122
Accrued interest	3,274	6,419

Total current liabilities	63,508	34,181
Deferred revenue	46,266	40,754
Accrued incentive plan expenses	3,771	4,242
Long-term debt	615,630	478,822
Partners’ capital:
Common units	706,222	719,341
General partner’s interest	13,086	13,579
Holders of incentive distribution rights	11,381	11,069
Accumulated other comprehensive loss	(636)	(648)

Total partners’ capital	730,053	743,341

Total liabilities and partners’ capital	$1,459,228	$1,301,340

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues:
Coal royalties	$52,607	$49,152
Aggregate royalties	1,650	3,362
Coal processing fees	1,900	1,897
Transportation fees	2,096	1,649
Oil and gas royalties	1,493	1,445
Property taxes	3,211	2,392
Minimums recognized as revenue	223	307
Override royalties	2,548	2,499
Other	1,005	1,352

Total revenues	66,733	64,055
Operating costs and expenses:
Depreciation, depletion and amortization	13,078	15,059
General and administrative	7,506	4,149
Property, franchise and other taxes	3,975	3,649
Transportation costs	268	121
Coal royalty and override payments	489	309

Total operating costs and expenses	25,316	23,287

Income from operations	41,417	40,768
Other income (expense)
Interest expense	(8,079)	(7,360)
Interest income	82	444

Net income	$33,420	$33,852

Net income attributable to:
General partner	$441	$505

Holders of incentive distribution rights	$11,381	$8,577

Limited partners	$21,598	$24,770

Basic and diluted net income per limited partner unit	$0.33	$0.38

Weighted average number of units outstanding	64,891	64,891

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$33,420	$33,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,078	15,059
Non-cash interest charge, net	882	118
Change in operating assets and liabilities:
Accounts receivable	(3,463)	(3,719)
Other assets	267	261
Accounts payable and accrued liabilities	(395)	(251)
Accrued interest	(3,145)	(2,920)
Deferred revenue	5,512	2,413
Accrued incentive plan expenses	(466)	(3,148)
Property, franchise and other taxes payable	(2,138)	(2,462)

Net cash provided by operating activities	43,552	39,203

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(95,641)	—
Acquisition or construction of plant and equipment	(1,157)	(2,800)

Net cash used in investing activities	(96,798)	(2,800)

Cash flows from financing activities:
Proceeds from loans	303,000	—
Deferred financing costs	(661)	—
Repayment of loans	(151,192)	(193)
Retirement of obligation related to purchase of coal reserves and infrastructure	(40,000)	—
Distributions to partners	(46,720)	(40,231)

Net cash provided by (used in) financing activities	64,427	(40,424)

Net increase (decrease) in cash and cash equivalents	11,181	(4,021)
Cash and cash equivalents at beginning of period	89,928	58,341

Cash and cash equivalents at end of period	$101,109	$54,320

Supplemental cash flow information:
Cash paid during the period for interest	$10,280	$10,158

Non-cash financing activities:
Obligation related to purchase of coal reserves and infrastructure	$59,220	—

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods.
     You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2008 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.
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
2. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS No. 157 was effective for the Partnership on January 1, 2008, but in February 2008, the FASB issued Staff Position 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the Partnership began applying SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis.
     On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instrument, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, and will require that the Partnership provide fair value footnote disclosure related to its outstanding debt quarterly but will otherwise not materially impact the financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership adopted SFAS 141(R) on January 1, 2009 and, therefore, acquisitions accounted for as business combinations that are completed by the Partnership in 2009 and thereafter will be impacted by this new standard.

     In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was effective for the Partnership on January 1, 2009. The adoption did not impact the financial statements.
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF No. 03-06-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. The FSP requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP No. EITF No. 03-06-1 were effective for the Partnership on January 1, 2009, but because distributions accrued on the Partnership’s share-based payment awards are subject to forfeiture, the adoption of the FSP did not impact earnings per unit.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.
3. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Construction in process	$—	$8,524
Plant and equipment at cost	77,893	68,197
Accumulated depreciation	(11,404)	(9,517)

Net book value	$66,489	$67,204

	Three months ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$1,887	$1,079

4. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,378,419	$1,253,314
Less accumulated depletion and amortization	(284,222)	(273,622)

Net book value	$1,094,197	$979,692

	Three months ended
	March 31,
	2009	2008
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral rights	$10,600	$13,433

5. Intangible Assets
     Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)		(In thousands)
	(Unaudited)
Finite-lived intangible assets
Above market transportation contracts	$101,366	$4,142	$82,276	$3,683
Above market coal leases	35,947	1,178	25,281	1,046

	$137,313	$5,320	$107,557	$4,729

     As a part of the acquisition of coal reserves in the first quarter of 2009, the Partnership acquired additional above market transportation contracts of $19.1 million and one above market coal lease of $10.7 million.
     Amortization expense related to contract intangibles was $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively, and is based upon the production and sales of coal from acquired reserves and the number of tons of coal transported using the transportation infrastructure. The estimates of expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense (In thousands)
For remainder of year ended December 31, 2009	3,829
For year ended December 31, 2010	5,936
For year ended December 31, 2011	6,447
For year ended December 31, 2012	6,470
For year ended December 31, 2013	6,470
For year ended December 31, 2014	6,470
6. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$—	$48,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	49,750	49,750
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	—
5.05% senior notes, with semi-annual interest payments in January and July, with scheduled principal payments beginning July 2008, maturing in July 2020	92,308	92,308
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,307	2,499
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	43,500	43,500
5.82% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2010, maturing in March 2024	225,000	225,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	—

Total debt	647,865	496,057
Less — current portion of long term debt	(32,235)	(17,235)

Long-term debt	$615,630	$478,822

     The Partnership has a $300 million revolving credit facility, and at March 31, 2009, the full amount was available under the facility. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum. Under an accordion feature in the credit facility, the Partnership may request its lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, under the current financial market conditions, the Partnership cannot be certain that its lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, the Partnership may elect to bring new lenders into the facility, but it cannot make any assurance that the excess credit capacity will be available to the Partnership on the existing terms.
     In March 2009, the Partnership completed a private placement of $200 million of senior unsecured notes. Two tranches of amortizing senior notes were issued: $150 million that bear interest at 8.38%; and $50 million that bear interest at 8.92%. Both tranches of the notes have semi-annual interest payments. Principal is payable on the $150 million notes in equal installments commencing March 2013 with a final maturity of March 2019. Principal is payable on the $50 million tranche in equal annual installments beginning March 2014 with a final maturity of March 2024. These senior notes also provide that in the event that the Partnership’s leverage ratio exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00.
     The Partnership was in compliance with all terms under its long-term debt as of March 31, 2009.
7. Net Income Per Unit Attributable to Limited Partners and Adoption of EITF Issue 07-04
     The Partnership adopted EITF Issue 07-04: Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships effective January 1, 2009. This EITF provides guidance related to the calculation of earnings per unit for master limited partnerships that have Incentive Distribution Rights (IDRs) as part of their equity structure. Under the Partnership Agreement, IDRs are a separate interest from that of the General Partner and therefore are a participating security. However, IDRs participate in income only to the extent of cash distributions and such distributions as required in the Partnership Agreement are considered priority distributions. Therefore distributions on the IDRs from income for the current period are subtracted from net income prior to the determination of net income allocable to limited and general partnership interests. Net income per limited partnership unit is determined based on cash distributions to those interests from income of the period increased for their share of any undistributed earnings or reduced for their share of distributions in excess of earnings for the period. As provided for in our Partnership Agreement, IDRs do not have an interest in undistributed earnings and do not share in losses of the Partnership. As required by the EITF, all prior periods have been restated to conform to the new guidance including presentation of the equity interests of IDRs as a separate component of equity. In prior periods, the IDRs owned by the General Partner were included in the equity interest of the General Partner. As the IDRs of the Partnership are not denominated in terms of shares or units, earnings for those interests on a per unit or share basis are not presented separately in the accompanying financial statements. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding.
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
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.7 million and $1.3 million for each of the three month periods ended March 31, 2009 and 2008, respectively.

Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from the Partnership, and the Partnership provides coal transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in the Partnership’s general partner and in the incentive distribution rights of the Partnership, as well as 8,910,072 common units. At March 31, 2009, the Partnership had accounts receivable totaling $1.4 million from Williamson. For the three month periods ended March 31, 2009 and 2008, the Partnership had total revenue of $5.7 million and $1.9 million, respectively, from Williamson. In addition, the Partnership has also received $1.9 million in advance minimum royalty payments that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from the Partnership and the Partnership provides coal transportation services to Gatling for a fee. At March 31, 2009, the Partnership had accounts receivable totaling $0.2 million from Gatling. For the three month periods ended March 31, 2009 and 2008, the Partnership had total revenue of $0.6 million and $1.2 million, respectively, from Gatling, LLC. In addition, the Partnership has also received $8.6 million in advance minimum royalty payments that have not been recouped.
     Macoupin Energy, LLC, a company also controlled by Chris Cline, leases coal reserves and infrastructure from the Partnership. At March 31, 2009, the Partnership included $20.0 million in accounts payable-affiliates as a result of the acquisition of coal reserves and related infrastructure assets by the Partnership in January 2009.This amount represents the remaining payment due to Macoupin from the Partnership upon completion of certain performance measures associated with the development of a new mine. The Partnership recorded $0.8 million in imputed interest expense related to the delayed payment structure of this acquisition.
Quintana Capital Group GP, Ltd.
     Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd., which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in NRP’s conflicts policy
     In February 2007, a fund controlled by Quintana Capital acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. The Partnership currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. The Partnership will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, the Partnership has acquired four facilities under this agreement with Taggart with a total cost of $46.6 million. For the three month periods ended March 31, 2009 and 2008, the Partnership received total revenue of $0.9 million and $1.1 million, respectively, from Taggart. At March 31, 2009, the Partnership had accounts receivable totaling $0.3 million from Taggart.
     In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. For the three month periods ended March 31, 2009 and 2008, the Partnership had total revenue of $0.5 million and $0.3 million, respectively, from Kopper-Glo, and at March 31, 2009, the Partnership had accounts receivable totaling $0.2 million from Kopper-Glo.
9. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of March 31, 2009. The Partnership is not associated with any environmental contamination that may require remediation costs.
10. Major Lessee
     Revenues from lessees that exceeded ten percent of total revenues for the periods are indicated below:

	Three Months Ended
	March 31,
	2009		2008
	Revenues	Percent	Revenues	Percent
	(Dollars in thousands)
	(Unaudited)
Lessee A	7,308	11%	7,198	11%
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
     A summary of activity in the outstanding grants for the first three months of 2009 are as follows:

Outstanding grants at the beginning of the period	571,284
Grants during the period	207,366
Grants vested and paid during the period	(125,052)
Forfeitures during the period	—

Outstanding grants at the end of the period	653,598

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.60% to 1.33% and 43.75% to 73.03%, respectively at March 31, 2009. The Partnership’s historic distribution rate of 6.21% was used in the calculation at March 31, 2009. The Partnership recorded expenses related to its plans to be reimbursed to its general partner of $2.9 million and $0.2 million for the three month periods ended March 31, 2009 and 2008, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $2.9 million and $3.2 million were paid during the three month periods ended March 31, 2009 and 2008, respectively.
     In connection with the phantom unit awards granted in February 2008 and 2009, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are only applicable to the 2008 and 2009 awards that vest in 2012 and 2013 and, at the discretion of the CNG Committee, may be included with awards granted in the future. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.
     The unaccrued cost associated with the outstanding grants and related DERs at March 31, 2009 was $10.4 million.
12. Distributions
     On February 13, 2009, the Partnership paid a cash distribution equal to $0.535 per unit to unitholders of record on February 5, 2009.
13. Subsequent Events
     On April 22, 2009, the Partnership declared a first quarter 2009 distribution of $0.54 per unit. The distribution will be paid on May 14, 2009 to unitholders of record on May 4, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on February 27, 2009.
Executive Overview
     Our Business
     We engage principally in the business of owning, managing and leasing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2008, we owned or controlled approximately 2.1 billion tons of proven and probable coal reserves and 59% of our reserves were low sulfur coal. We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments.
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
     In addition to coal royalty revenues, we generated approximately 21% of our year to date revenues from other sources, compared to 23% for the same period in 2008. These other sources include: aggregate royalties; coal processing and transportation fees; rentals; royalties on oil and gas; timber; overriding royalties; and wheelage payments.
     Current Market Conditions and our Liquidity
     Our business model depends in large part on our ability to make acquisitions and finance those acquisitions through the issuance of long-term debt or equity in the capital markets. In March 2009, we issued $200 million of senior notes, using the proceeds to pay down our revolving credit facility and to partially fund Cline’s development of the Shay No. 1 mine in connection with the Macoupin acquisition. We have committed to fund another $20 million related to this acquisition in the second quarter as certain performance milestones are met. As of March 31, 2009 we had the full $300 million in available capacity under our existing credit facility, which does not mature until March 2012, as well as approximately $100 million in cash. In addition, because we amortize substantially all of our long-term debt, we have no need to pay off or refinance any debt obligations in 2009, other than our regularly scheduled principal payments.
     However, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and refused to refinance existing debt at maturity on any terms. As a result, our ability to obtain additional capital other than that available under our current credit facility may be severely restricted. Also, although the lenders under our credit facility have indicated to us that they intend to honor their commitments, we are aware of some other cases in which lenders have refused to provide funding to borrowers in spite of existing commitments. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues, results of operations and quarterly distributions.
     Current Results
     As of March 31, 2009, our reserves were subject to 203 leases with 73 lessees. For the three months ended March 31, 2009, our lessees produced 12.5 million tons of coal generating $52.6 million in coal royalty revenues from our properties, and our total revenues were $66.7 million.

     In recent months, commodity prices, including coal prices, have declined in the financial markets, and we expect to see lower prices for coal that is not contracted in 2009. In spite of the lower commodity prices, our royalties per ton continued to increase over prior quarters as older contracts have rolled over into higher prices. As of the end of 2008, our lessees had contracted to sell approximately 90% of their steam coal in 2009 and approximately 60% of their metallurgical coal. The higher royalties per ton were offset by significant reductions in production, however, as the difficult economic environment and very low prices for natural gas, a competing fuel, impacted demand for coal in all regions.
     Even though coal royalty revenues from our Appalachian properties represented 69% of our total revenues in the first quarter of 2009, this percentage has continued to decline as we are diligently working to diversify our holdings by expanding our presence in the Illinois Basin. Through our relationship with the Cline Group, we expect our Illinois Basin assets to contribute even more significantly to our total revenues in the remainder of 2009.
     Because we have significant exposure to metallurgical coal, we are feeling the effects of the global reduction in demand for steel. Several of the metallurgical coal producers on our properties temporarily ceased production during the quarter. We believe that met coal prices have recently settled near a bottom and should remain steady for the remainder of the year. Approximately 32% of our coal royalty revenues and 24% of the related production during the first quarter of 2009 were from metallurgical coal.
     In addition to the issues being created by the current economy, the political, legal and regulatory environment is becoming increasingly difficult for the coal industry. Following the Fourth Circuit Court of Appeal’s recent reversal of adverse judicial decisions by the Southern District of West Virginia regarding permits issued under Section 404 of the Clean Water Act in West Virginia, the Environmental Protection Agency has determined to take a more active role in the permitting process. The result of the EPA’s involvement has been to create substantial uncertainty and to further delay the issuance of Section 404 permits by the Corps of Engineers in both the Huntington, West Virginia and Louisville, Kentucky offices of the Corps. Regarding the February ruling by a panel of the Fourth Circuit, on March 30 the Ohio Valley Environmental Coalition and related plaintiffs filed a motion with the full appeals court for a rehearing of the panel’s decision by the panel or by all the judges on the appeals court. The Corps and the Justice Department have filed a response to the motion for rehearing, and the Court is currently considering the motion. If these matters have adverse outcomes, it could have long-term negative implications for the future of all coal mining in Appalachia which would impact our coal royalty revenues derived from that region.
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
(In thousands)

	For the Quarter Ended
	March 31,
	(Unaudited)
	2009	2008
Net cash provided by operating activities	$43,552	$39,203
Less scheduled principal payments	(192)	(193)
Less reserves for future principal payments	(8,059)	(4,308)
Add reserves used for scheduled principal payments	192	193

Distributable cash flow	$35,493	$34,895

Acquisitions
     We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.
     Massey — Jewell Smokeless. In March 2009, we acquired from Lauren Land Company, a subsidiary of Massey Energy, the remaining four-fifths interest in coal reserves located in Buchanan County, Virginia in which we previously held a one-fifth interest. Total consideration for this purchase was $12.5 million.
     Macoupin. In January 2009, we acquired coal reserves and infrastructure assets related to the Shay No. 1 mine in Macoupin County, Illinois for $143.7 million from Macoupin Energy, LLC, an affiliate of the Cline Group. Upon closing, we paid $83.7 million and have made two subsequent payments of $20 million each based upon performance measures associated with the development of the mine. We currently have one payment of $20 million left to pay.
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
     Licking River Preparation Plant. In March 2008, we signed an agreement for the construction of a coal preparation plant facility under our memorandum of understanding with Taggart Global USA, LLC. The total cost for the facility, located in Eastern Kentucky, was $8.9 million.

Results of Operations

	Three Months Ended
	March 31,		Increase	Percentage
	2009	2008	(Decrease)	Change
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$3,043	$3,503	$(460)	(13%)
Central	37,878	34,297	3,581	10%
Southern	5,097	5,498	(401)	(7%)

Total Appalachia	46,018	43,298	2,720	6%
Illinois Basin	4,251	2,633	1,618	61%
Northern Powder River Basin	2,338	3,221	(883)	(27%)

Total	$52,607	$49,152	$3,455	7%

Production (tons)
Appalachia
Northern	1,099	1,337	(238)	(18%)
Central	7,989	8,942	(953)	(11%)
Southern	841	1,294	(453)	(35%)

Total Appalachia	9,929	11,573	(1,644)	(14%)
Illinois Basin	1,326	1,165	161	14%
Northern Powder River Basin	1,227	1,731	(504)	(29%)

Total	12,482	14,469	(1,987)	(14%)

Average gross royalty per ton
Appalachia
Northern	$2.77	$2.62	$0.15	6%
Central	4.74	3.84	0.90	23%
Southern	6.06	4.25	1.81	43%
Total Appalachia	4.63	3.74	0.89	24%
Illinois Basin	3.21	2.26	0.95	42%
Northern Powder River Basin	1.91	1.86	0.04	3%
Combined average gross royalty per ton	4.21	3.40	0.81	24%

Aggregates:
Royalty revenue	$930	$1,418	$(488)	(34%)
Aggregate royalty bonus	$720	$1,944	$(1,224)	(63%)
Production	690	1,154	(464)	(40%)
Average base royalty per ton	$1.35	$1.23	$0.12	10%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 79% and 77% of our total revenue for the three month periods ended March 31, 2009 and 2008. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to significantly higher prices being realized by our lessees, coal royalty revenues increased in the three month period ended March 31, 2009 compared to the same period of 2008. Production, however, was lower across all three Appalachian regions. The lower production was due to a number of factors, including mine closures and temporary idling due to increasing costs, a difficult regulatory environment, increasingly difficult geologic conditions and some mines moving to adjacent properties. We expect that our lessees in Appalachia will continue to experience these difficulties, which may cause current production levels to continue to decline.
     Illinois Basin. Coal royalty revenues more than doubled primarily due to increased production and higher pricing on our Williamson property for the three month period ended March 31, 2009 compared to the same period for 2008. This was partially offset by another mine moving its production to adjacent property.

     Northern Powder River Basin. Coal royalty revenues and production decreased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership. Near the end of the first quarter, the mine on this property experienced a brief work stoppage during the negotiation of a new labor contract. The new contract was approved in early April and the mine is back in operation.
     Aggregates Royalty Revenues and Production. Aggregate production decreased during the first quarter resulting in lower royalty revenue. The lower production is mainly attributed to lower demand in the region.
Other Operating Results
     Coal Processing and Transportation Revenues. We generated $1.9 million in processing revenues for each of the quarters ended March 31, 2009 and 2008. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities. Coal processed through the facilities decreased 45% for the three month period of 2009 compared to the same period of 2008, while revenue remained constant due to increased sales prices.
     In addition to our preparation plants, we own coal handling and transportation infrastructure associated with the Gatling mining complex in West Virginia and beltlines and rail load-out facilities associated with Williamson Energy’s Pond Creek No. 1 mine in Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. We operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $2.1 million for the quarter ended March 31, 2009, compared to $1.6 million for the same period of 2008. Production increased during 2009 due to the longwall at our Williamson property coming online in March 2008.
     Oil and Gas Royalties. We generated $1.5 million and $1.4 million for the quarter ended March 31, 2009 and 2008, respectively.
     Override revenues. Override revenues were $2.5 million for the quarters ending March 31, 2009 and 2008, respectively.
     Other revenues. Other revenues, primarily comprised of rent and wheelage, generated $1.0 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. Other revenue for the first quarter of 2008 included a one-time payment for easements of $0.4 million.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization of $13.1 million and $15.1 million for the quarters ended March 31, 2009 and 2008, respectively. Depletion primarily decreased as a result of lower total production for the first three months of 2009.

•	General and administrative expenses of $7.5 million and $4.1 million for the three month periods ended March 31, 2009 and 2008, respectively. The change in general and administrative expense is primarily due to accruals under our long-term incentive plan attributable to fluctuations in our unit price.

•	Property, franchise and other taxes have increased approximately $0.3 million for the three months ended March 31, 2009 when compared to the same period of 2008. The first quarter of 2009 reflected an increase in the Kentucky Unmined Taxes. A substantial portion of our property taxes is reimbursed to us by our lessees and is reflected as property tax revenue on our statement of income.
     Interest Expense. Interest expense was higher for the first quarter of 2009 when compared to the first quarter of 2008 due to additional debt incurred to fund acquisitions.
Liquidity and Capital Resources
Cash Flows and Capital Expenditures
     We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions with available cash, borrowings under our revolving credit facility, and the issuance of our senior notes and additional units. However, given the current global financial crisis, we cannot be certain that proceeds from capital markets issuances will be available or sufficient to finance future acquisitions. While our ability to satisfy our debt service obligations and pay distributions to our unitholders depends in large part on our future operating performance, our ability to make acquisitions will depend on prevailing economic conditions in the financial markets as well as the coal industry and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from our operations, please read “Item 1A. Risk Factors.” in this Form 10-Q and in our Form 10-K for the year ended December 31, 2008. Our capital expenditures, other than for acquisitions, have historically been minimal.
     Net cash provided by operations for the three months ended March 31, 2009 and 2008 was $43.6 million and $39.2 million, respectively. Approximately 75% to 80% of our cash provided by operations since inception has been generated from coal royalty revenues.
     Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was $96.8 million and $2.8 million, respectively. For the three months ended March 31, 2009 and 2008, substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.
     Net cash flows from financing for the three months ended March 31, 2009 was $64.4 million. During the first quarter of 2009, we had proceeds from loans of $303.0 million offset by repayment of debt of $151.2 million and retirement of a $40 million obligation related to the purchase of coal reserves and infrastructure. We also paid distributions of $46.7 million. During the same period for 2008, we had a use of cash of $40.4 million of which $40.2 was for payment of distributions.
Long-Term Debt
     At March 31, 2009, our debt consisted of:
•	$35 million of 5.55% senior notes due 2013;

•	$49.8 million of 4.91% senior notes due 2018;

•	$150 million of 8.38% senior notes due 2019;

•	$92.3 million of 5.05% senior notes due 2020;

•	$2.3 million of 5.31% utility local improvement obligation due 2021;

•	$43.5 million of 5.55% senior notes due 2023;

•	$225 million of 5.82% senior notes due 2024; and

•	$50 million of 8.92% senior notes due 2024.
     Other than the 5.55% senior notes due 2013, which have semi-annual interest payments, all of our senior notes require annual principal payments in addition to semi-annual interest payments. The principal payments on the 5.82% senior notes due 2024 do not begin until March 2010, the principal payments of the 8.38% senior notes due in 2019 do not begin until March 2013 and the principal payments of the 8.92% senior notes do not begin until March 2014. We also make annual principal and interest payments on the utility local improvement obligation.
     Credit Facility. We have a $300 million revolving credit facility, and at March 31, 2009 we had the full amount available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, under the current market conditions, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the excess credit capacity will be available to us on existing terms.
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
     The credit agreement governing the facility contains covenants requiring us to maintain:

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
     The note purchase agreement contains covenants requiring our operating subsidiary to:
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.00.
     In March 2009, we issued $150 million of 8.38% notes maturing March 25, 2019 and $50 million of 8.92% notes maturing March 2024. These senior notes provide that in the event that our leverage ratio exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00.
Shelf Registration Statement
     In addition to our credit facility, on February 27, 2009 we filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. The amounts, prices and timing of the issuance and sale of any equity or debt securities will depend on market conditions, our capital requirements and compliance with our credit facility and senior notes.
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
     The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.7 million and $1.3 million for each of the three month periods ended March 31, 2009 and 2008, respectively.

Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from us, and we provide coal transportation services to Williamson for a fee. Mr. Cline, through another affiliate, Adena Minerals, LLC, owns a 22% interest in our general partner and the incentive distribution rights of NRP, as well as 8,910,072 common units. At March 31, 2009, we had accounts receivable totaling $1.4 million from Williamson. For the three month periods ended March 31, 2009 and 2008, we had total revenue of $5.7 million and $1.9 million, respectively, from Williamson. In addition, we have received advance minimum royalties of $1.9 million that have not been recouped.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from us and we provide coal transportation services to Gatling for a fee. At March 31, 2009, we had accounts receivable totaling $0.2 million from Gatling. For the three month periods ended March 31, 2009 and 2008, we had total revenue of $0.6 million and $1.2 million, respectively, from Gatling, LLC. In addition, we have received advance minimum royalty payments of $8.6 million that have not been recouped.
     Macoupin Energy, LLC, a company also controlled by Chris Cline, leases coal reserves and infrastructure assets from us. At March 31, 2009, accounts payable-affiliates included $20.0 million as a result of the acquisition of coal reserves and related infrastructure assets by us in January 2009. This amount represents the remaining payment due to Macoupin from us upon completion of certain performance measures associated with the development of a new mine. We also had $0.8 million for interest expense related to valuing this acquisition and the related payment structure.
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
     In February 2007, a fund controlled by Quintana Capital acquired a 43% membership interest in Taggart Global, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, NRP has acquired four facilities under this agreement with Taggart for a total cost of $46.6 million. For the three months ended March 31, 2009 and 2008, total revenues were $0.9 million and $1.1 million, respectively, from Taggart. At March 31, 2009, we had accounts receivable totaling $0.3 million from Taggart.
     In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. For the three month periods ended March 31, 2009 and 2008, we had total revenue of $0.5 million and $0.3 million, respectively, from Kopper-Glo, and at March 31, 2009, we had accounts receivable totaling $0.2 million.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of March 31, 2009. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.
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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. At March 31, 2009, we did not have any variable interest rate debt.
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

Part II. Other Information
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

4.1	—	Third Supplement to Note Purchase Agreements, dated as of March 25, 2009 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2009).

4.2*	—	Form of Series F Note.

4.3*	—	Form of Series G Note.

10.1*	—	First Amended and Restated Omnibus Agreement, dated as of April 22, 2009, by and among Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC.

10.2	—	Purchase and Sale Agreement, dated January 27, 2009, by and among WPP LLC, Hod LLC and Macoupin Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 27, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

Date: May 7, 2009	NATURAL RESOURCE PARTNERS L.P. By: NRP (GP) LP, its general partner By: GP NATURAL RESOURCE PARTNERS LLC, its general partner
	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009
	By:	/s/ Dwight L. Dunlap
Dwight L. Dunlap,
Chief Financial Officer and (Principal Financial Officer)

Date: May 7, 2009
	By:	/s/ Kenneth Hudson
Kenneth Hudson
Controller (Principal Accounting Officer)