Form 10-Q
period 2009-09-30
NATURAL RESOURCE PARTNERS LP
filed 2009-11-05
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
At November 5, 2009 there were 69,451,136 Common Units outstanding.

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

Part I. Financial Information

Item 1.	Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,880	$89,928
Accounts receivable, net of allowance for doubtful accounts	29,873	31,883
Accounts receivable – affiliate	2,211	1,351
Other	254	934

Total current assets	93,218	124,096
Land	24,343	24,343
Plant and equipment, net	69,087	67,204
Coal and other mineral rights, net	1,157,092	979,692
Intangible assets, net	162,779	102,828
Loan financing costs, net	3,005	2,679
Other assets, net	599	498

Total assets	$1,510,123	$1,301,340

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$927	$861
Accounts payable – affiliates	156	365
Obligation related to acquisition	11,843	—
Current portion of long-term debt	32,235	17,235
Accrued incentive plan expenses – current portion	4,235	3,179
Property, franchise and other taxes payable	4,490	6,122
Accrued interest	3,362	6,419

Total current liabilities	57,248	34,181
Deferred revenue	51,060	40,754
Accrued incentive plan expenses	5,594	4,242
Long-term debt	620,587	478,822
Partners’ capital:
Common units outstanding: (69,451,136 in 2009, 64,891,136 in 2008)	757,550	719,341
General partner’s interest	13,717	13,579
Holders of incentive distribution rights	4,977	11,069
Accumulated other comprehensive loss	(610)	(648)

Total partners’ capital	775,634	743,341

Total liabilities and partners’ capital	$1,510,123	$1,301,340

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Coal royalties	$49,307	$58,323	$148,294	$167,501
Aggregate royalties	1,700	2,280	4,697	7,575
Coal processing fees	1,508	2,044	5,808	5,698
Transportation fees	3,049	3,183	8,634	8,193
Oil and gas royalties	1,203	2,201	3,649	5,579
Property taxes	3,311	2,263	9,036	7,760
Minimums recognized as revenue	775	737	1,065	1,193
Override royalties	2,077	3,133	5,961	7,638
Other	1,032	2,032	3,038	4,706

Total revenues	63,962	76,196	190,182	215,843
Operating costs and expenses:
Depreciation, depletion and amortization	12,952	17,042	48,026	48,849
General and administrative	4,586	1,732	17,926	12,771
Property, franchise and other taxes	4,273	2,822	11,399	10,569
Transportation costs	403	431	1,144	960
Coal royalty and override payments	353	287	1,214	939

Total operating costs and expenses	22,567	22,314	79,709	74,088

Income from operations	41,395	53,882	110,473	141,755
Other income (expense):
Interest expense	(10,762)	(6,912)	(29,516)	(21,336)
Interest income	18	368	196	1,124

Net income	$30,651	$47,338	$81,153	$121,543

Net income attributable to:
General partner	$513	$738	$1,052	$1,854

Holders of incentive distribution rights	$4,977	$10,446	$28,538	$28,845

Limited partners	$25,161	$36,154	$51,563	$90,844

Basic and diluted net income per limited partner unit	$0.36	$0.55	$0.77	$1.40

Weighted average number of units outstanding	69,451	64,891	67,113	64,891

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$81,153	$121,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	48,026	48,849
Non-cash interest charge, net	1,336	266
Loss from disposition of assets	—	32
Change in operating assets and liabilities:
Accounts receivable	(20)	(11,294)
Other assets	579	892
Accounts payable and accrued liabilities	(143)	447
Accrued interest	(3,214)	(3,199)
Deferred revenue	10,306	3,989
Accrued incentive plan expenses	2,408	(506)
Property, franchise and other taxes payable	(1,632)	(1,876)

Net cash provided by operating activities	138,799	159,143

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(114,986)	—
Acquisition or construction of plant and equipment	(1,157)	(9,952)

Net cash used in investing activities	(116,143)	(9,952)

Cash flows from financing activities:
Proceeds from loans	325,000	—
Deferred financing costs	(661)	—
Repayment of loans	(168,235)	(17,235)
Retirement of obligation related to acquisitions	(63,000)
Costs associated with issuance of units	(21)	—
Distributions to partners	(144,787)	(125,885)

Net cash used in financing activities	(51,704)	(143,120)

Net increase (decrease) in cash and cash equivalents	(29,048)	6,071
Cash and cash equivalents at beginning of period	89,928	58,341

Cash and cash equivalents at end of period	$60,880	$64,412

Supplemental cash flow information:
Cash paid during the period for interest	$31,316	$24,179

Non-cash investing activities:
Equity issued for acquisitions	$95,910	$—
Liability assumed in acquisitions	1,170	—
Non-cash financing activities:
Obligation related to purchase of coal reserves and infrastructure	$74,022	—
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future periods.
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
2. Recent Accounting Pronouncements
     In September 2006, the FASB issued a new fair value standard, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. This standard was effective for the Partnership on January 1, 2008, but in February 2008, the FASB, permitted entities to delay application of this new standard to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2009, the Partnership began applying the new fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis.
     On April 9, 2009, the FASB issued authoritative guidance that requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This authoritative guidance also requires those disclosures in summarized financial information at interim reporting periods. This authoritative guidance was effective for interim reporting periods ending after June 15, 2009, and requires that the Partnership provide fair value footnote disclosure related to its outstanding debt quarterly but will otherwise not materially impact the financial statements. Fair value measurements are disclosed in Note 8. Fair Value Measurements.
     In December 2007, the FASB issued a new business combination standard that establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Partnership adopted this standard on January 1, 2009 and, therefore, acquisitions accounted for as business combinations that are completed by the Partnership in 2009 and thereafter will be impacted by this new standard.

     In December 2007, the FASB issued a new standard that establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This authoritative guidance was effective for the Partnership on January 1, 2009. The adoption did not impact the financial statements.
     In June 2008, the FASB issued new authoritative guidance determining whether instruments granted in share-based payment transactions are participating securities. This authoritative guidance affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This authoritative guidance requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of this authoritative guidance were effective for the Partnership on January 1, 2009, but because distributions accrued on the Partnership’s share-based payment awards are subject to forfeiture, the adoption did not impact earnings per unit.
     In May 2009, the FASB issued a subsequent events standard, which established general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. This standard defines (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Under this standard, a public reporting entity shall evaluate subsequent events through the date the financial statements are issued. The Partnership adopted this standard for the quarter ended June 30, 2009. The adoption did not impact the financial position, results of operations or cash flows. As disclosed in Note 15. Subsequent Events, the Partnership evaluated events that have occurred subsequent to September 30 through the time of filing on November 5, 2009.
     In June 2009, the FASB issued a new standard that establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants. This standard is effective for interim and annual reporting periods after September 15, 2009. This standard had no impact on the Partnership’s financial position, results of operations or cash flows.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.
3. Significant Acquisitions
     Colt — In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt LLC, an affiliate of the Cline Group, through eight separate transactions for a total purchase price of $255 million. Upon closing of the first transaction, NRP paid $10.0 million, funded through its credit facility, and acquired approximately 3.3 million tons of reserves associated with the initial production from the mine. Future closings anticipated through 2012 will be associated with completion of certain milestones related to the new mine’s construction.
     Blue Star — In July 2009, the Partnership acquired approximately 121 acres of limestone reserves in Wise County, Texas from Blue Star Materials, LLC for a purchase price of $24 million. As of September 30, 2009, the Partnership had funded $12.0 million of the acquisition with borrowings under the Partnership’s credit facility. The remaining payments are expected to be made over the next six months upon completion of certain development milestones.
     Gatling Ohio — In May 2009, the Partnership completed the purchase of the membership interests in two companies from Adena Minerals, LLC, an affiliate of the Cline Group. The companies own coal reserves and infrastructure assets at Cline’s Yellowbush Mine located on the Ohio River in Meigs County, Ohio. The Partnership issued 4,560,000 common units to Adena Minerals in connection with this acquisition. In addition, the general partner of Natural Resource Partners granted Adena Minerals an additional nine percent interest in the general partner as well as additional incentive distribution rights.
     Massey — Jewell Smokeless. In March 2009, the Partnership acquired from Lauren Land Company, a subsidiary of Massey Energy, the remaining four-fifths interest in coal reserves located in Buchanan County, Virginia in which the Partnership previously held a one-fifth interest. Total consideration for this purchase was $12.5 million.

     Macoupin — In January 2009, the Partnership acquired coal reserves and infrastructure assets related to the Shay No. 1 mine in Macoupin County, Illinois for $143.7 million from Macoupin Energy, LLC, an affiliate of the Cline Group.
4. Plant and Equipment
The Partnership’s plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Construction in process	$—	$8,524
Plant and equipment at cost	84,732	68,197
Accumulated depreciation	(15,645)	(9,517)

Net book value	$69,087	$67,204

	Nine months ended
	September 30,
	2009	2008
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$6,128	$3,707

5. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,457,171	$1,253,314
Less accumulated depletion and amortization	(300,079)	(273,622)

Net book value	$1,157,092	$979,692

	Nine months ended
	September 30,
	2009	2008
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral rights	$39,521	$42,718

     Included in depletion in 2009 is a one time charge of $8.2 million related to a terminated lease resulting from a mine closure.

6. Intangible Assets
     Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)		(In thousands)
	(Unaudited)
Finite-lived intangible assets
Above market transportation contracts	$127,169	$5,055	$82,276	$3,683
Above market coal leases	42,717	2,052	25,281	1,046

	$169,886	$7,107	$107,557	$4,729

     As a part of the acquisition of coal reserves and transportation assets in the first nine months of 2009, the Partnership acquired additional above market transportation contracts valued at $44.9 million and two above market coal leases valued at $17.5 million.
     Amortization expense related to contract intangibles was $0.8 million and $0.9 million and $2.4 million and $2.4 million for the three and nine months ended September 30, 2009 and 2008, respectively, and is based upon the production and sales of coal from acquired reserves and the number of tons of coal transported using the transportation infrastructure. The estimates of expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.
Estimated amortization expense (In thousands, unaudited):

For remainder of year ended December 31, 2009	$1,372
For year ended December 31, 2010	5,026
For year ended December 31, 2011	5,390
For year ended December 31, 2012	5,390
For year ended December 31, 2013	5,390
For year ended December 31, 2014	5,390
7. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$22,000	$48,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	43,700	49,750
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	—
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	84,615	92,308
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,307	2,499
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	40,200	43,500
5.82% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2010, maturing in March 2024	225,000	225,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	—

Total debt	652,822	496,057
Less – current portion of long term debt	(32,235)	(17,235)

Long-term debt	$620,587	$478,822

     The Partnership has a $300 million revolving credit facility, and at September 30, 2009, $278 million was available under the facility. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum. Under an accordion feature in the credit facility, the Partnership may request its lenders to increase their aggregate commitment to a maximum of $450 million on the same terms.
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
     The Partnership made principal payments of $7.7 million and $17.2 million on its senior notes for the three and nine months ended September 30, 2009.
     The Partnership was in compliance with all terms under its long-term debt as of September 30, 2009.
8. Fair Value Measurements
     The Partnership discloses certain assets and liabilities using fair value as defined by FASB’s fair value authoritative guidance.
     FASB’s guidance describes three levels of inputs that may be used to measure fair value:
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
     The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value of the Partnership’s long-term debt was estimated to be $582.4 million and $385.5 million at September 30, 2009 and December 31, 2008, respectively, for the senior notes. The carrying value of the Partnership’s long-term debt was $652.8 million and $496.1 million at September 30, 2009 and December 31, 2008, respectively, for the senior notes. The fair value is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility has variable rate debt, its fair value approximates its carrying amount.
9. Net Income Per Unit Attributable to Limited Partners and Adoption of Two-Class Method
     The Partnership adopted FASB’s authoritative guidance for master limited partnerships relating to the application of the two-class method for earnings per unit that was effective January 1, 2009. This guidance provides direction related to the calculation of earnings per unit for master limited partnerships that have Incentive Distribution Rights (IDRs) as part of their equity structure. Under the Partnership Agreement, IDRs are a separate interest from that of the General Partner and therefore are a participating security. However, IDRs participate in income only to the extent of cash distributions and such distributions as required in the Partnership Agreement are considered priority distributions. Therefore distributions on the IDRs from income for the current period are subtracted from net income prior to the determination of net income allocable to limited and general partnership interests. Net income per limited partnership unit is determined based on cash distributions to those interests from income of the period increased for their share of any undistributed earnings or reduced for their share of distributions in excess of earnings for the period. As provided for in our Partnership Agreement, IDRs do not have an interest in undistributed earnings and do not share in losses of the Partnership. As required by the guidance, all prior periods have been restated to conform to the new guidance including presentation of the equity interests of IDRs as a separate component of equity. In prior periods, the IDRs owned by the General Partner were included in the equity interest of the General Partner. As the IDRs of the Partnership are not denominated in terms of shares or units, earnings for those interests on a per unit or share basis are not presented separately in the accompanying financial statements. Basic and diluted net income per unit attributable to limited partners are the same since the Partnership has no potentially dilutive securities outstanding.
     The holders of the IDRs have elected to cap the distribution at Tier III for the quarters ending September 30, 2009 and December 31, 2009. The increases in basic and diluted net income per limited partner unit due to the forgone distributions for the three and nine months ended September 30, 2009 were $0.10 and $0.11 per unit, respectively.
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
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.7 million and $1.4 million and $5.1 million and $4.1 million for each of the three and nine month periods ended September 30, 2009 and 2008, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from the Partnership, and the Partnership provides coal transportation services to Williamson for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner and in the incentive distribution rights of the Partnership, as well as 13,510,072 common units. At September 30, 2009, the Partnership had accounts receivable totaling $1.0 million from Williamson. For the three and nine month periods ended September 30, 2009 and 2008, the Partnership had total revenue of $7.9 million and $8.1 million and $23.0 million and $17.4 million, respectively, from Williamson.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from the Partnership and the Partnership provides coal transportation services to Gatling for a fee. At September 30, 2009, the Partnership had accounts receivable totaling $0.3 million from Gatling. For the three and nine month periods ended September 30, 2009 and 2008, the Partnership had total revenue of $0.6 million and $0.4 million, and $1.8 million and $0.8 million, respectively, from Gatling, LLC. In addition, the Partnership has also received $11.1 million in advance minimum royalty payments that have not been recouped.
     In May 2009, Gatling Ohio, LLC, a company also controlled by Chris Cline, leased coal reserves from the Partnership and the Partnership began providing coal transportation services to Gatling Ohio for a fee. At September 30, 2009, the Partnership had accounts receivable totaling $0.4 million from Gatling Ohio. For the three and nine month periods ended September 30, 2009, the Partnership had total revenue of $0.5 million and $0.8 million, respectively, from Gatling Ohio, LLC. In addition, the Partnership has also received $1.7 million in advance minimum royalty payments that have not been recouped.
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
     In February 2007, a fund controlled by Quintana Capital acquired a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. The Partnership currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. The Partnership will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, the Partnership has acquired four facilities under this agreement with Taggart with a total cost of $46.6 million. For the three and nine month periods ended September 30, 2009 and 2008, the Partnership received total revenue of $1.0 million and $1.4 million and $2.9 million and $3.5 million, respectively, from Taggart. At September 30, 2009, the Partnership had accounts receivable totaling $0.3 million from Taggart.
     In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. For the three and nine month periods ended September 30, 2009 and 2008, the Partnership had total revenue of $0.4 million and $0.4 million and $1.2 million and $0.9 million, respectively, from Kopper-Glo, and at September 30, 2009, the Partnership had accounts receivable totaling $0.2 million from Kopper-Glo.
11. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of September 30, 2009. The Partnership is not associated with any environmental contamination that may require remediation costs.
Acquisition
     In conjunction with a definitive agreement, the Partnership may be obligated to purchase in excess of 190 million additional tons of coal reserves from Colt, LLC for an aggregate purchase price of $245.0 million over the next 27 months as certain milestones are completed relating to construction of a new mine.

12. Major Lessees
     Revenues from lessees that exceeded ten percent of total revenues for the periods are indicated below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
	(Dollars in thousands)
	(Unaudited)
Lessee A	$9,091	14%	$8,495	11%	$25,644	13%	$19,953	9%
Lessee B	6,184	10%	8,758	12%	18,329	10%	25,114	12%
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
     A summary of activity in the outstanding grants for the first nine months of 2009 are as follows:

Outstanding grants at the beginning of the period	571,284
Grants during the period	207,366
Grants vested and paid during the period	(125,052)
Forfeitures during the period	—

Outstanding grants at the end of the period	653,598

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.38% to 1.34% and 50.49% to 69.96%, respectively at September 30, 2009. The Partnership’s historic distribution rate of 6.45% was used in the calculation at September 30, 2009. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $0.3 million for the three month period ended September 30, 2009. For the same period in 2008 the Partnership recorded a reversal of expense of $1.9 million due to a drop in the average unit price. The Partnership recorded expenses related to its plans to be reimbursed to its general partner of $4.8 million and $2.1 million for the nine month periods ended September 30, 2009 and 2008, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $2.9 million and $3.2 million were paid during the nine month periods ended September 30, 2009 and 2008, respectively.
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

     The unaccrued cost associated with the outstanding grants and related DERs at September 30, 2009 was $8.0 million.
14. Distributions
     On August 14, 2009, the Partnership paid a cash distribution equal to $0.54 per unit to unitholders of record on August 5, 2009.
15. Subsequent Events
     The following represents material events that have occurred subsequent to September 30, 2009 through the time of filing on November 5, 2009, the date the Partnership’s Form 10-Q was filed with the Securities and Exchange Commission:
  Distributions
     On October 21, 2009, the Partnership declared a third quarter 2009 distribution of $0.54 per unit. The distribution will be paid on November 13, 2009 to unitholders of record on November 5, 2009. The holders of the IDRs have elected to cap the distribution at Tier III for the quarters ending September 30, 2009 and December 31, 2009.

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
Executive Overview
   Our Business
     We engage principally in the business of owning, managing and leasing coal properties in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States. As of December 31, 2008, we owned or controlled approximately 2.1 billion tons of proven and probable coal reserves, of which 59% are low sulfur coal. We lease coal reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell coal from our reserves in exchange for royalty payments.
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
     In addition to coal royalty revenues, we generated approximately 22% of our year- to-date and third quarter revenues from other sources in both 2008 and 2009. These other sources include: aggregate royalties; coal processing and transportation fees; rentals; royalties on oil and gas; timber; overriding royalties; and wheelage payments.
   Our Current Liquidity Position
     As of September 30, 2009 we had $278 million in available capacity under our existing credit facility, which does not mature until March 2012, as well as approximately $61 million in cash. In connection with the Colt acquisition in the third quarter, the holders of our incentive distribution rights agreed to forego approximately $7.35 million in distributions with respect to each of the third and fourth quarters of 2009, giving us approximately $14.7 million of additional liquidity. In addition, because we amortize substantially all of our long-term debt, we have no need to pay off or refinance any debt obligations other than our regularly scheduled principal payments.
     Pursuant to purchase and sale agreements in connection with the Blue Star and Colt acquisitions, we anticipate funding an additional $257 million over the next 27 months, of which approximately $175 million is anticipated to be funded over the next 12 months, as the sellers achieve various development milestones. We anticipate funding these acquisitions through the use of the available capacity under our credit facility and through the issuance of debt and/or equity in the capital markets. We believe that we have enough liquidity to meet our current capital needs.
   Current Results
     As of September 30, 2009, our reserves were subject to 206 leases with 75 lessees. For the nine months ended September 30, 2009, our lessees produced 35.5 million tons of coal generating $148.3 million in coal royalty revenues from our properties, and our total revenues were $190.2 million.

     As a result of declines in production in the first nine months, we recorded lower than expected revenues for the periods ended September 30, 2009. The difficult economic environment and very low prices for natural gas, a competing fuel, impacted demand for coal, particularly within heavily industrialized regions where coal is the dominant generating fuel. While we do not have much visibility into the future of the coal markets, several public coal companies have indicated that they are starting to see signs of a recovery. We expect that during the remainder of 2009, we will experience gradual improvements similar to the changes we have seen in the latter part of the first nine months, but do not expect material improvement during the remainder of this year.
     Even though coal royalty revenues from our Appalachian properties represented 67% of our total revenues in the first nine months of 2009, this percentage has continued to decline as we are diligently working to diversify our holdings by expanding our presence in the Illinois Basin. Through our relationship with the Cline Group, we expect our Illinois Basin assets to contribute even more significantly to our total revenues in the remainder of 2009 and 2010.
     Because we have significant exposure to metallurgical coal, we are feeling the effects of the global reduction in demand for steel. Several of the metallurgical coal producers on our properties temporarily ceased production during the second quarter, but gradually started calling miners back to work in the third quarter although metallurgical coal prices, which have recently increased off of their lows for the year, should remain steady for the remainder of the year. Approximately 30% of our coal royalty revenues and 23% of the related production during the nine months ended September 30, 2009 were from metallurgical coal.
     Political, Legal and Regulatory Environment
     The political, legal and regulatory environment is becoming increasingly difficult for the coal industry. In June 2009, the White House Council on Environmental Quality announced a Memorandum of Understanding among the Environmental Protection Agency, or “EPA”, Department of Interior, and the U.S. Army Corps of Engineers concerning the permitting and regulation of coal mines in Appalachia. While the Council described this memorandum as an “unprecedented step[s] to reduce environmental impacts of mountaintop coal mining,” the memorandum broadly applies to all forms of coal mining in Appalachia. The memorandum contemplates both short-term and long-term changes to the process for permitting and regulating coal mines in Appalachia.
     These new processes impact only six Appalachian states. In connection with this initiative, the EPA has used its authority to create significant delays in the issuance of new permits and the modification of existing permits. The all-encompassing nature of the changes suggests that implementation of the memorandum will generate continued uncertainty regarding the permitting of coal mines in Appalachia for some time and inevitably will lead, at a minimum, to substantial delays and increased costs.
     In addition to the increased oversight of the EPA, the Mine Safety and Health Administration, or MSHA, has increased its involvement in the approval and enforcement of safety issues in connection with mining. MSHA’s involvement has increased the cost of mining due to more frequent citations and much higher fines imposed on our lessees as well as the overall cost of regulatory compliance. Combined with the difficult economic environment and the higher costs of mining in general, MSHA’s recent increased participation in the mine development process could significantly delay the opening of new mines.
     In April 2009, the EPA issued a notice of its findings and determination that emissions of carbon dioxide, methane, and other “greenhouse gases,” or “GHGs,” presented an endangerment to human health and the environment because such gases are, according to EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Finalization of EPA’s finding and determination will allow it to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. In September 2009, EPA proposed two sets of regulations in response to its finding and determination, one to reduce emissions of GHGs from motor vehicles and the other to control emissions from large stationary sources, including coal-fired electric power plants. Although the motor vehicle rules are expected to be adopted in March 2010, it may take EPA several years to adopt and impose regulations limiting emissions of GHGs from stationary sources. Any limitation on emissions of GHGs from our operations and equipment could require us to incur costs to reduce emissions of GHGs associated with our operations. Similarly, any limitation on emissions of GHGs from the operations of consumers of coal could cause them to incur additional costs and reduce the demand for coal.
     Finally, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or ACESA. The purpose of ACESA is to control and reduce emissions of GHGs in the United States. GHGs are certain gases, including carbon dioxide and methane, that may be contributing to warming of the Earth’s atmosphere and other climatic changes. The net effect of ACESA will be to impose increasing costs on the combustion of carbon-based fuels such as coal.

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
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	(Unaudited)
	2009	2009	2009	2008
Net cash provided by operating activities	$38,120	$58,273	$138,799	$159,143
Less scheduled principal payments	(7,693)	(7,691)	(17,235)	(17,234)
Less reserves for future principal payments	(8,059)	(4,308)	(24,177)	(12,924)
Add reserves used for scheduled principal payments	7,693	7,691	17,235	17,234

Distributable cash flow	$30,061	$53,965	$114,622	$146,219

Acquisitions
     We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.
     Colt — In September 2009, we signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt LLC, an affiliate of the Cline Group, through eight separate transactions for a total purchase price of $255 million. Upon closing of the first transaction, NRP paid $10.0 million, funded through its credit facility, and acquired approximately 3.3 million tons of reserves associated with the initial production from the mine. Future closings anticipated through 2012 will be associated with completion of certain milestones relating to the new mine’s construction.
     Blue Star — In July 2009, we acquired approximately 121 acres of limestone reserves in Wise County, Texas from Blue Star Materials, LLC for a purchase price of $24 million. As of September 30, 2009, we had funded $12.0 million of the acquisition with borrowings under our credit facility. The remaining payments are expected to be made over the next six months upon completion of certain development milestones.
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

Results of Operations

	Three Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2009	2008
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$3,998	$3,433	$565	16%
Central	33,688	40,371	(6,683)	(17%)
Southern	4,849	5,397	(548)	(10%)

Total Appalachia	42,535	49,201	(6,666)	(14%)
Illinois Basin	5,413	6,438	(1,025)	(16%)
Northern Powder River Basin	1,359	2,684	(1,325)	(49%)

Total	$49,307	$58,323	$(9,016)	(15%)

Production (tons)
Appalachia
Northern	1,238	1,172	66	6%
Central	6,984	8,859	(1,875)	(21%)
Southern	799	1,015	(216)	(21%)

Total Appalachia	9,021	11,046	(2,025)	(18%)
Illinois Basin	1,723	2,441	(718)	(29%)
Northern Powder River Basin	539	1,448	(909)	(63%)

Total	11,283	14,935	(3,652)	(24%)

Average gross royalty per ton
Appalachia
Northern	$3.23	$2.93	$0.30	10%
Central	4.82	4.56	0.27	6%
Southern	6.07	5.32	0.75	14%
Total Appalachia	4.72	4.45	0.26	6%
Illinois Basin	3.14	2.64	0.50	19%
Northern Powder River Basin	2.52	1.85	0.67	36%
Combined average gross royalty per ton	4.37	3.91	0.46	12%

Aggregates:
Royalty revenue	$1,400	$1,980	$(580)	(29%)
Aggregate royalty bonus	$300	$300	$—	—
Production	1,148	1,484	(336)	(23%)
Average base royalty per ton	$1.22	$1.33	$(0.11)	(8%)
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 77% of our total revenue for each of the three month periods ended September 30, 2009 and 2008. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to lower production by our lessees in the Northern and Central Appalachian regions, coal royalty revenues decreased in the three month period ended September 30, 2009 compared to the same period of 2008. The lower production was due to a number of factors, including mine closures and temporary idling due to increasing costs, a difficult regulatory environment, increasingly difficult geologic conditions and some mines moving to adjacent properties. This decline in production was in part offset by a higher royalty per ton in all regions. We expect that our lessees in Appalachia will continue to experience these difficulties, which may cause future production levels to continue to decline.
     Illinois Basin. Production and coal royalty revenues decreased primarily due to a mine moving off our property and lower shipments from our Williamson property.

     Northern Powder River Basin. Coal royalty revenues and production decreased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership and an unplanned outage at one of the power plants that this mine supplies.
     Aggregates Royalty Revenues and Production. Aggregate production decreased during the second quarter resulting in lower royalty revenue. The lower production is mainly attributed to lower demand in the region.

	Nine Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2009	2008
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$9,931	$11,838	$(1,907)	(16%)
Central	101,874	117,642	(15,768)	(13%)
Southern	14,755	14,697	58	<1%

Total Appalachia	126,560	144,177	(17,617)	(12%)
Illinois Basin	16,234	14,995	1,239	8%
Northern Powder River Basin	5,500	8,329	(2,829)	(34%)

Total	$148,294	$167,501	$(19,207)	(11%)

Production (tons)
Appalachia
Northern	3,304	4,436	(1,132)	(26%)
Central	21,962	27,430	(5,468)	(20%)
Southern	2,438	3,239	(801)	(25%)

Total Appalachia	27,704	35,105	(7,401)	(21%)
Illinois Basin	5,005	5,899	(894)	(15%)
Northern Powder River Basin	2,840	4,493	(1,653)	(37%)

Total	35,549	45,497	(9,948)	(22%)

Average gross royalty per ton
Appalachia
Northern	$3.01	$2.67	$0.34	13%
Central	4.64	4.29	0.35	8%
Southern	6.05	4.54	1.51	33%
Total Appalachia	4.57	4.11	0.46	11%
Illinois Basin	3.24	2.54	0.70	28%
Northern Powder River Basin	1.94	1.85	0.08	4%
Combined average gross royalty per ton	4.17	3.68	0.49	13%
Aggregates:
Royalty revenue	$3,377	$5,028	$(1,651)	(33%)
Aggregate royalty bonus	$1,320	$2,544	$(1,224)	(48%)
Production	2,629	3,876	(1,247)	(32%)
Average base royalty per ton	$1.28	$1.30	$(0.01)	(1%)
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 78% of our total revenue for each of the nine month periods ended September 30, 2009 and 2008. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to lower production by our lessees, coal royalty revenues decreased in the nine month period ended September 30, 2009 compared to the same period of 2008. Production was lower across all three Appalachian regions. Although production was lower, our royalty per ton increased across all regions, partially offsetting the production decline. The lower production was due to a number of factors, including mine closures and temporary idling due to increasing costs, a difficult regulatory environment, increasingly difficult geologic conditions and some mines moving to adjacent properties. We expect that our lessees in Appalachia will continue to experience these difficulties, which may cause current production levels and potentially the prices being realized by our lessees to decline.
     Illinois Basin. Both production and coal royalty revenues decreased for the nine month period ended September 30, 2009 compared to the same period for 2008. These decreases were primarily due to a mine moving to adjacent property and slightly lower shipments from our Williamson property partially offset by the production at Williamson being a higher royalty per ton.

     Northern Powder River Basin. Coal royalty revenues and production decreased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership and an unplanned outage at one of the power plants that this mine supplies. Near the end of the first quarter, the mine on this property experienced a brief work stoppage during the negotiation of a new labor contract.
     Aggregates Royalty Revenues and Production. Aggregate production decreased during the nine months ended September 30, 2009 resulting in lower royalty revenue. The lower production is mainly attributed to lower demand in the region.
Other Operating Results
     Coal Processing and Transportation Revenues. We generated $1.5 million and $2.0 million and $5.8 million and $5.7 million in processing revenues for each of the three and nine month periods ended September 30, 2009 and 2008. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities. Coal processed through the facilities decreased 7.4% for the nine month period of 2009 compared to the same period of 2008, while revenue increased 2% due to increased sales prices.
     In addition to our preparation plants, we own coal handling and transportation infrastructure associated with the Gatling mining complexes in West Virginia and Ohio and beltlines and rail load-out facilities associated with Williamson Energy’s Pond Creek No. 1 mine in Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. We operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $3.0 million and $3.2 million and $8.6 million and $8.2 million for the three and nine month periods ended September 30, 2009 and 2008, respectively. Production increased during 2009 due to the longwall at our Williamson property coming online in March 2008.
     Additional Revenues. In addition to coal royalties, aggregate royalties, coal processing and transportation revenues, we generated approximately 12% of our year-to-date and third quarter revenues from other sources in both 2009 and 2008. These other sources include: oil and gas royalties, property taxes, minimums recognized, overriding royalties, timber, rentals and wheelage.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization of $13.0 million and $17.0 million and $48.0 million and $48.8 million for the three and nine month periods ended September 30, 2009 and 2008, respectively. Excluding a onetime expense of $8.2 million for a terminated lease due to a mine closure, depletion decreased as a result of lower total production for the first nine months of 2009.

•	General and administrative expenses of $4.6 million and $1.7 million and $17.9 million and $12.8 million for the three and nine month periods ended September 30, 2009 and 2008, respectively. The change in general and administrative expense is primarily due to accruals under our long-term incentive plan attributable to fluctuations in our unit price.

•	Property, franchise and other taxes have increased for both the three and nine month periods ended September 30, 2009 when compared to the same period of 2008. This increase reflects higher West Virginia property taxes and Kentucky unmined mineral taxes. A substantial portion of our property taxes is reimbursed to us by our lessees and is reflected as property tax revenue on our statement of income.
     Interest Expense. Interest expense was higher for the first nine months of 2009 when compared to the first nine months of 2008 due to additional debt incurred to fund acquisitions and higher interest rates.

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
     Net cash provided by operations for the nine months ended September 30, 2009 and 2008 was $138.8 million and $159.1 million, respectively. Approximately 75% to 80% of our cash provided by operations has historically been generated from coal royalty revenues.
     Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was $116.1 million and $10.0 million, respectively. For the nine months ended September 30, 2009 and 2008, substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.
     Net cash flows used in financing for the nine months ended September 30, 2009 was $51.7 million. During the nine months of 2009, we had proceeds from loans of $325.0 million offset by repayment of debt of $168.2 million and retirement of a $63.0 million obligation related to the purchase of coal reserves and infrastructure. We also paid distributions of $144.8 million. During the same period for 2008, we used $143.1 million of cash, which included principal repayments of $17.2 million and $125.9 million for distributions to partners.
Long-Term Debt
     At September 30, 2009, our debt consisted of:
•	$22 million of our $300 million floating rate revolving credit facility, due March 2012;

•	$35 million of 5.55% senior notes due 2013;

•	$43.7 million of 4.91% senior notes due 2018;

•	$150 million of 8.38% senior notes due 2019;

•	$84.6 million of 5.05% senior notes due 2020;

•	$2.3 million of 5.31% utility local improvement obligation due 2021;

•	$40.2 million of 5.55% senior notes due 2023;

•	$225 million of 5.82% senior notes due 2024; and

•	$50 million of 8.92% senior notes due 2024.
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
     Credit Facility. We have a $300 million revolving credit facility, and at September 30, 2009 we had approximately $278 million available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, under the current market conditions, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available to us on existing terms.

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
     The reimbursements to affiliates of our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation totaled $1.7 million and $1.4 million and $5.1 million and $4.1 million, for each of the three and nine month periods ended September 30, 2009 and 2008, respectively.
Transactions with Cline Affiliates
     Williamson Energy, LLC, a company controlled by Chris Cline, leases coal reserves from us, and we provide coal transportation services to Williamson for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in our general partner and the incentive distribution rights of NRP, as well as 13,510,072 common units. At September 30, 2009, we had accounts receivable totaling $1.0 million from Williamson. For the three and nine month periods ended September 30, 2009 and 2008, we had total revenue of $7.9 million and $8.1 million and $23.0 million and $17.4 million, respectively, from Williamson.
     Gatling, LLC, a company also controlled by Chris Cline, leases coal reserves from us and we provide coal transportation services to Gatling for a fee. At September 30, 2009, we had accounts receivable totaling $0.3 million from Gatling. For the three and nine month periods ended September 30, 2009 and 2008, we had total revenue of $0.6 million and $0.4 million and $1.8 million and $0.8 million, respectively, from Gatling, LLC. In addition, we have received advance minimum royalty payments of $11.1 million that have not been recouped.
     In May 2009, Gatling Ohio, LLC, a company also controlled by Chris Cline, leased coal reserves from us and we began providing coal transportation services to Gatling Ohio for a fee. At September 30, 2009, we had accounts receivable totaling $0.4 million from Gatling Ohio. For the three and nine month periods ended September 30, 2009, we had total revenue of $0.5 million and $0.8 million, respectively from Gatling Ohio, LLC. In addition, the Partnership has also received $1.7 million in advance minimum royalty payments that have not been recouped.
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
     In February 2007, a fund controlled by Quintana Capital acquired a 43% membership interest in Taggart Global, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, which will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, NRP has acquired four facilities under this agreement with Taggart for a total cost of $46.6 million. For the three and nine months ended September 30, 2009 and 2008, total revenues were $1.0 million and $1.4 million and $2.9 million and $3.5 million, respectively, from Taggart. At September 30, 2009, we had accounts receivable totaling $0.3 million from Taggart.

     In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. For the three and nine month periods ended September 30, 2009 and 2008, we had total revenue of $0.4 million and $0.4 million and $1.2 million and $0.9 million, respectively, from Kopper-Glo, and at September 30, 2009, we had accounts receivable totaling $0.2 million.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of September 30, 2009. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.

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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. At September 30, 2009, we had $22.0 million outstanding in variable interest rate debt.

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
     We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, our management believes these claims will not have a material effect on our financial position, liquidity or operations.

Item 1A.	Risk Factors
     In addition to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008, you should consider the following risk:
  The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for our coal.
     In April 2009, the Environmental Protection Agency, or “EPA,” issued a notice of its findings and determination that emissions of carbon dioxide, methane, and other “greenhouse gases,” or “GHGs,” presented an endangerment to human health and the environment because such gases are, according to EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Finalization of EPA’s finding and determination will allow it to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. In September 2009, EPA proposed two sets of regulations in response to its finding and determination, one to reduce emissions of GHGs from motor vehicles and the other to control emissions from large stationary sources, including coal-fired electric power plants. Although the motor vehicle rules are expected to be adopted in March 2010, it may take EPA several years to adopt and impose regulations limiting emissions of GHGs from stationary sources. Any limitation on emissions of GHGs from our operations and equipment could require us to incur costs to reduce emissions of GHGs associated with our operations. Similarly, any limitation on emissions of GHGs from the operations of consumers of coal could cause them to incur additional costs and reduce the demand for coal.
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
     The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law. President Obama has indicated that he is in support of the adoption of legislation to control and reduce emissions of GHGs through an emission allowance permitting system that results in fewer allowances being issued each year but that allows parties to buy, sell and trade allowances as needed to fulfill their GHG emission obligations. Although it is not possible at this time to predict whether or when the Senate may act on climate change legislation or how any bill approved by the Senate would be reconciled with ACESA, any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could have an adverse effect on the demand for our coal. Even if such legislation is not adopted at the national level, more than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs. Most of the state-level initiatives to date have been focused on large sources of GHGs, such as coal-fired electric power plants. These state initiatives also could have an adverse effect on the demand for our coal.
In addition, two federal Courts of Appeals recently allowed lawsuits in which the plaintiffs assert common law causes of action, including that emissions of GHGs constitute a nuisance, to proceed against certain entities, including in one of the cases, Natural Resource Partners. The courts’ rulings could prompt additional similar litigation. An adverse outcome for the defendants in these or other similar cases could adversely affect the demand for our coal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

2.1	—	Purchase and Sale Agreement, dated September 10, 2009, by and among WPP LLC and Colt, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 11, 2009).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P. By: NRP (GP) LP, its general partner By: GP NATURAL RESOURCE PARTNERS LLC, its general partner

Date: November 5, 2009

By:
/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2009

By:
/s/ Dwight L. Dunlap

Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: November 5, 2009

By:
/s/ Kenneth Hudson

Kenneth Hudson
Controller
(Principal Accounting Officer)