Form 10-K/A
period 2009-12-31
NATURAL RESOURCE PARTNERS LP
filed 2010-03-03
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

As of March 3, 2010, there were 69,451,136 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
None.

EXPLANATORY NOTE

This Form 10-K/A for the year ended December 31, 2009 is being filed solely to correct the contractual obligations table on page 46 of the Form 10-K that was initially filed on February 26, 2009 (the “Original Filing”). The numbers in the contractual obligations table in the Original Filing did not include interest that will be accruing on the fixed rate long-term debt obligations as indicated by footnote 1 to the table. The numbers in the contractual obligations table have been revised in this Form 10-K/A to include the fixed rate interest accruing on the long-term debt obligations, and the total line has also been revised accordingly.

For the convenience of the reader, this Form 10-K/A includes the Original Filing in its entirety as amended by this Form 10-K/A. However, this Form 10-K/A only amends and restates the contractual obligations table of the Original Filing and no other information in the Original Filing is amended hereby. In addition, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.

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

The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2009 (in millions):

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt (including current maturities)(1)	$945.1	$72.8	$70.4	$96.0	$120.8	$85.2	$499.9
Pending acquisitions(2)	248.0	168.0	65.0	15.0	—	—	—
Rental lease(3)	5.3	0.5	0.5	0.5	0.5	0.5	2.8

Total	$1,198.4	$241.3	$135.9	$111.5	$121.3	$85.7	$502.7

(1)	The amounts indicated in the table include principal and interest due on our senior notes, as well as the utility local improvement obligation related to our property in DuPont, Washington. The table includes the $28.0 million outstanding principal balance at December 31, 2009 under our credit facility, which matures in March 2012.

(2)	The amounts indicated in the table include $245.0 million related to the future anticipated acquisitions with Colt LLC and $3.0 million due and paid in January 2010 to acquire aggregate reserves from Blue Star Materials, LLC. Future acquisitions from Colt LLC are based upon certain milestones relating to the new mine’s construction. Upon each closing we receive title to additional reserves. In January 2010 we funded the 2nd acquisition for approximately $40.0 million.

(3)	On January 1, 2009, we entered into a ten year lease agreement for the rental of office space from Western Pocahontas Properties Limited Partnership. The rental obligations from this lease are included in the table above.

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

Date: March 3, 2010

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