Form 10-Q
period 2010-09-30
NATURAL RESOURCE PARTNERS LP
filed 2010-11-05
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 5, 2010 there were 106,027,836 Common Units outstanding.

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

Part I. Financial Information

Item 1.	Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,240	$82,634
Accounts receivable, net of allowance for doubtful accounts	28,974	27,141
Accounts receivable — affiliates	7,850	4,342
Other	197	930

Total current assets	109,261	115,047
Land	24,343	24,343
Plant and equipment, net	63,701	64,351
Coal and other mineral rights, net	1,241,714	1,151,835
Intangible assets, net	160,751	164,554
Loan financing costs, net	2,550	2,891
Other assets, net	682	569

Total assets	$1,603,002	$1,523,590

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$2,486	$914
Accounts payable — affiliates	178	179
Obligation related to acquisitions	—	2,969
Current portion of long-term debt	31,518	32,235
Accrued incentive plan expenses — current portion	5,734	4,627
Property, franchise and other taxes payable	5,603	6,164
Accrued interest	2,842	10,300

Total current liabilities	48,361	57,388
Deferred revenue	96,272	67,018
Accrued incentive plan expenses	8,689	7,371
Long-term debt	606,070	626,587
Partners’ capital:
Common units outstanding: (106,027,836 in 2010, 69,451,136 in 2009)	822,365	747,437
General partner’s interest	14,450	13,409
Holders of incentive distribution rights	—	4,977
Non-controlling interest	7,355	—
Accumulated other comprehensive loss	(560)	(597)

Total partners’ capital	843,610	765,226

Total liabilities and partners’ capital	$1,603,002	$1,523,590

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Coal royalties	$60,142	$49,307	$165,135	$148,294
Aggregate royalties	1,606	1,700	2,847	4,697
Coal processing fees	2,343	1,508	6,680	5,808
Transportation fees	4,285	3,049	11,103	8,634
Oil and gas royalties	1,013	1,203	4,200	3,649
Property taxes	3,552	3,311	8,985	9,036
Minimums recognized as revenue	3,782	775	10,574	1,065
Override royalties	2,625	2,077	8,749	5,961
Other	1,404	1,032	5,586	3,038

Total revenues	80,752	63,962	223,859	190,182
Operating costs and expenses:
Depreciation, depletion and amortization	16,195	12,952	44,048	48,026
General and administrative	8,761	4,586	22,103	17,926
Property, franchise and other taxes	4,580	4,273	11,812	11,399
Transportation costs	614	403	1,436	1,144
Coal royalty and override payments	258	353	1,251	1,214

Total operating costs and expenses	30,408	22,567	80,650	79,709

Income from operations	50,344	41,395	143,209	110,473
Other income (expense):
Interest expense	(10,204)	(10,762)	(31,279)	(29,516)
Interest income	13	18	25	196

Income before non-controlling interest	40,153	30,651	111,955	81,153
Non-controlling interest	—	—	—	—

Net income	$40,153	$30,651	$111,955	$81,153

Net income attributable to:
General partner	$803	$513	$1,720	$1,052

Holders of incentive distribution rights	$—	$4,977	$25,966	$28,538

Limited partners	$39,350	$25,161	$84,269	$51,563

Basic and diluted net income per limited partner unit	$0.51	$0.36	$1.14	$0.77

Weighted average number of units outstanding	77,896	69,451	73,792	67,113

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$111,955	$81,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	44,048	48,026
Non-cash interest charge, net	415	1,336
Change in operating assets and liabilities:
Accounts receivable	(5,341)	(20)
Other assets	620	579
Accounts payable and accrued liabilities	303	(143)
Accrued interest	(7,458)	(3,214)
Deferred revenue	29,254	10,306
Accrued incentive plan expenses	2,425	2,408
Property, franchise and other taxes payable	(561)	(1,632)

Net cash provided by operating activities	175,660	138,799

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(111,176)	(114,986)
Acquisition or construction of plant and equipment	(4,320)	(1,157)
Disposition of assets	808	—

Net cash used in investing activities	(114,688)	(116,143)

Cash flows from financing activities:
Proceeds from loans	85,000	325,000
Proceeds from issuance of units	110,436	—
Capital contribution by general partner	2,350	—
Deferred financing costs	—	(661)
Repayment of loans	(106,234)	(168,235)
Retirement of obligation related to acquisitions	(9,169)	(63,000)
Costs associated with issuance of units	(152)	(21)
Fees associated with the elimination of the IDRs	(2,170)	—
Distributions to partners	(151,427)	(144,787)

Net cash used in financing activities	(71,366)	(51,704)

Net decrease in cash and cash equivalents	(10,394)	(29,048)
Cash and cash equivalents at beginning of period	82,634	89,928

Cash and cash equivalents at end of period	$72,240	$60,880

Supplemental cash flow information:
Cash paid during the period for interest	$38,292	$31,316

Non-cash investing activities:
Mineral rights to be received	$13,249	$—
Liability associated with an acquisition	1,268	1,170
Equity issued for acquisitions	—	95,910
Non-controlling interest	(7,355)	—
Non-cash financing activities:
Obligation related to purchase of reserves and infrastructure	6,200	74,022
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for future periods.
     You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2009 Annual Report on Form 10-K/A in connection with the reading of these unaudited interim consolidated financial statements.
     The Partnership engages principally in the business of owning, managing and leasing mineral properties in the United States. The Partnership owns coal reserves in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. The Partnership also owns aggregate reserves in several states across the country. The Partnership does not operate any mines on its properties. The Partnership leases reserves through its subsidiaries to experienced operators under long-term leases that grant the operators the right to mine the Partnership’s reserves in exchange for royalty payments. The Partnership’s lessees are generally required to make payments to the Partnership based on the higher of a percentage of the gross sales price or a fixed royalty per ton. In most cases, the lessees are required to make minimum payments to the Partnership.
     In addition, the Partnership owns transportation and preparation equipment, other coal related rights and oil and gas properties on which it earns revenue.
     The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.
2. Significant Accounting Policies Update
     Intangible Assets
     As of April 1, 2010, the Partnership adjusted the amortization of intangible assets to be based upon the greater of straight-line over the remaining estimated useful life or the unit-of-production. The Partnership determined that this refinement of the existing accounting policy more accurately reflects the future benefits of the assets. For the three and nine months ended September 30, 2010, the refinement resulted in an increase in amortization expense of $2.9 million and $5.9 million, or approximately $0.04 and $0.08 per unit, respectively. Although the Partnership anticipates this refinement to increase amortization expense in future periods, the amount of the increase will vary based upon actual production.
     Reclassification
     Certain reclassifications have been made to the prior year’s financial statements. Immaterial amounts relating to two acquisitions have been reclassified between various assets based upon more information.
     Recent Accounting Pronouncements
     In January 2010, the FASB amended fair value disclosure requirements. This amendment requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. See Note 8. “Fair Value Measurements” for the definition of Level 1 and Level 2 measurements. The amendment also requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. This amendment is effective for fiscal years beginning after December 15, 2009 and interim periods within those fiscal years. The Partnership applied the effective provisions of this amendment in preparing its disclosures, however the adoption of the standard did not have a material effect on such disclosures.

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
     In February 2010, the FASB amended the subsequent events standard, removing the requirement for an SEC filer to disclose the date it issued and revised financial statements. The FASB added that revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The Partnership adopted this amendment for the quarter ended March 31, 2010. The adoption did not have a material impact on the Partnership’s disclosures.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.
3. Recent Acquisitions
     International Paper. In June 2010, the Partnership and International Paper Company (“IPC”) created a venture, BRP LLC, to own and manage mineral assets previously owned by IPC. Some of these assets are currently subject to leases, and certain other assets have not yet been developed but are available for future development by the venture. In exchange for a $42.5 million contribution, NRP became the controlling member with the right to designate two of the three managers of BRP. NRP has a 51% income interest plus a preferential cumulative annual distribution prior to profit sharing. In exchange for the contribution of the producing properties and the properties not currently producing, IPC received $42.5 million in cash, a minority voting interest and a 49% income interest after the preferential cumulative annual distribution. The amount of the preference is fixed throughout the life of the venture but can be reduced by a portion of the proceeds received from sales of producing properties included in the initial acquisition. Identified tangible assets included in the transaction are oil and gas, coal, and aggregate reserves, as well the rights to coal bed methane, geothermal, CO2 sequestration, water rights, precious metals, industrial minerals and base metals. Certain properties, including oil and gas, coal and aggregates, as well as land leased for cell towers, are currently under lease and generating revenues.
     The transaction was accounted for as a business combination and, at September 30, 2010, the assets and liabilities of the venture are included in the consolidated balance sheet. Operations of the venture are included from June 1, 2010, the effective date of acquisition. The venture operating agreement provides that net income of the venture only be allocated to the non-controlling interests after the preferential cumulative annual distribution. As earnings for the period ended September 30, 2010 were less than the preference amount, no earnings are allocated to the non-controlling interest. The identification of all tangible and intangible assets acquired as well as the valuation process required for the allocation of the purchase price to those assets is not complete. Pending the final allocation of individual assets, all acquired assets of approximately $49.9 million are included in coal and other mineral rights in the accompanying Consolidated Balance Sheet.
     As the venture was formed for purposes of this transaction, there are no prior period operating results. Transaction expenses related to the acquisition were $2.2 million as of September 30, 2010 and are included in general and administrative expenses in the accompanying Consolidated Statements of Income.
     Rockmart Slate. In June 2010, the Partnership acquired approximately 100 acres of mineral and surface rights related to slate reserves in Rockmart, Georgia from a local operator for a purchase price of $6.7 million.
     Sierra Silica. In April 2010, the Partnership acquired the rights to silica reserves on approximately 1,000 acres of property in Northern California for $17.0 million.
     North American Limestone. In April 2010, the Partnership signed an agreement to build and own a fine grind processing facility for high calcium carbonate limestone located in Putnam County, Indiana. The Partnership will lease the facility to a local operator. The total cost for the facility is not to exceed $6.5 million. As of September 30, 2010 the Partnership had incurred approximately $5.6 million of costs associated with the construction of the facility.
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
     Colt. In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. As of September 30, 2010, the Partnership had acquired approximately 22.8 million tons of reserves associated with the initial production from the mine for approximately $50 million. Future closings anticipated through 2012 will be associated with completion of certain milestones related to the new mine.
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
4. Plant and Equipment
     The Partnership’s plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
	(Unaudited)
Plant construction in-process	$5,588	$—
Plant and equipment at cost	81,866	81,866
Less accumulated depreciation	(23,753)	(17,515)

Net book value	$63,701	$64,351

	Nine months ended
	September 30,
	2010	2009
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$6,238	$6,128

5. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,579,148	$1,460,984
Less accumulated depletion and amortization	(337,434)	(309,149)

Net book value	$1,241,714	$1,151,835

	Nine months ended
	September 30,
	2010	2009
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral rights	$28,285	$39,521

     Coal and other mineral rights includes $13.2 million for additional mineral rights being contributed by International Paper Company resulting from the formation of a venture with the Partnership during the second quarter of 2010. These mineral rights are being contributed to the Partnership over the remainder of 2010 at no additional cost to the Partnership.
     Depletion expense for 2009 included a one-time expense of $8.2 million for a terminated lease due to a mine closure.
6. Intangible Assets
     In 2010, the Partnership identified $5.7 million of an above market contract relating to the Sierra Silica acquisition. In 2009, the Partnership identified $65.1 million of above market contracts, primarily relating to the Gatling Ohio and Macoupin acquisitions. Amounts recorded as intangible assets along with the balances and accumulated amortization at September 30, 2010 and December 31, 2009 are reflected in the table below:

	September 30,	December 31,
	2010	2009
	(In thousands)
	(Unaudited)
Above market contracts	$178,427	$172,706
Less accumulated amortization	(17,676)	(8,152)

Net book value	$160,751	$164,554

	Nine months ended
	September 30,
	2010	2009
	(In thousands)
	(Unaudited)

Total amortization expense on intangible assets	$9,524	$2,376

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
           Estimated amortization expense:

(In thousands)
(Unaudited)
Remainder of 2010	$3,839
For year ended December 31, 2011	15,945
For year ended December 31, 2012	15,945
For year ended December 31, 2013	15,945
For year ended December 31, 2014	15,945
7. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$39,000	$28,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	37,650	43,700
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	76,923	84,615
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	2,115	2,307
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	36,900	40,200
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	210,000	225,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000

Total debt	637,588	658,822
Less — current portion of long term debt	(31,518)	(32,235)

Long-term debt	$606,070	$626,587

     Principal payments due in:

	Senior Notes	Credit Facility	Total
		(In thousands)
		(Unaudited)
Remainder of 2010	$—	$—	$—
2011	31,518	—	31,518
2012	30,801	39,000	69,801
2013	87,230	—	87,230
2014	56,175	—	56,175
Thereafter	392,864	—	392,864

	$598,588	$39,000	$637,588

     The senior note purchase agreement contains covenants requiring our operating subsidiary to:
•	Maintain a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
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
     The Partnership made principal payments of $32.2 million on its senior notes during the nine months ended September 30, 2010.
     The Partnership has a $300 million revolving credit facility, and at September 30, 2010, $261 million was available under the facility. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum. Under an accordion feature in the credit facility, the Partnership may request its lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, the Partnership cannot be certain that its lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, the Partnership may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available on existing or comparable terms.
     The Partnership had $39.0 million and $28.0 million outstanding on its revolving credit facility at September 30, 2010 and December 31, 2009, respectively. The weighted average interest rate at September 30, 2010 and December 31, 2009 was 1.41% and 2.07%, respectively.
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
The Partnership was in compliance with all terms under its long-term debt as of September 30, 2010.
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
     The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value of the Partnership’s long-term debt was estimated to be $606.7 million and $627.5 million at September 30, 2010 and December 31, 2009, respectively, for the senior notes. The carrying value of the Partnership’s senior notes was $598.6 million and $630.8 million at September 30, 2010 and December 31, 2009, respectively. The fair value is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility is variable rate debt, its fair value approximates its carrying amount.
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
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
		(Unaudited)
Reimbursement for services	$1,823	$1,678	$5,403	$5,107

     The Partnership leases substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.5 million in lease payments each year through December 31, 2018.
Transactions with Cline Affiliates
     Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner, as well as 21,017,441 common units. At September 30, 2010, the Partnership had accounts receivable totaling $7.3 million from Cline affiliates. Revenues from the Cline affiliates are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
	(Unaudited)
Coal royalty revenues	$9,873	$5,499	$22,655	$16,049
Coal processing fees	344	—	785	—
Transportation fees	4,271	2,758	10,671	7,991
Minimums recognized as revenue	3,100	—	9,300	—
Override revenue	718	834	1,437	1,604

	$18,306	$9,091	$44,848	$25,644

     As of September 30, 2010, the Partnership had received $42.0 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $17.8 million was received in the current year.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
	(Unaudited)
Coal processing revenue	$1,666	$1,017	$4,014	$2,910

     At September 30, 2010, the Partnership had accounts receivable totaling $0.4 million from Taggart.
     A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
	(Unaudited)
Coal royalty revenues	$363	$392	$1,195	$1,223

     The Partnership also had accounts receivable totaling $0.1 million from Kopper-Glo at September 30, 2010.
10. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of September 30, 2010. The Partnership is not associated with any environmental contamination that may require remediation costs.

Acquisition
     In conjunction with a definitive agreement, as of September 30, 2010, the Partnership may be obligated to purchase in excess of 171 million additional tons of coal reserves from Colt, LLC for an aggregate purchase price of $205.0 million over the next two years as certain milestones are completed relating to construction of a new mine. See Footnote 14 — Subsequent Events, for further information regarding an additional acquisition of reserves after September 30, 2010.
11. Major Lessee
     Revenues from lessees that exceeded ten percent of total revenues for the periods as presented below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
				(Dollars in thousands)
				(Unaudited)
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
The Cline Group	$18,306	23%	$9,091	14%	$44,848	20%	$25,644	13%
Alpha Natural Resources	$7,256	9%	$6,184	10%	$20,859	9%	$18,329	10%
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
     A summary of activity in the outstanding grants for the first nine months of 2010 are as follows:

Outstanding grants at January 1, 2010	653,598
Grants during the year	236,548
Grants vested and paid during the year	(133,782)
Forfeitures during the year	(2,496)

Outstanding grants at September 30, 2010	753,868

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.19% to 0.68% and 29.96% to 53.76%, respectively at September 30, 2010. The Partnership’s historical distribution rate of 6.74% and historical forfeiture rate of 3.38% were used in the calculation at September 30, 2010. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $3.1 million and $0.3 million and $5.4 million and $4.8 million for the three and nine month periods ended September 30, 2010 and 2009, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first half of the year. Payments of $3.2 million and $2.9 million were paid during the nine month periods ended September 30, 2010 and 2009, respectively.

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
     The unaccrued cost, associated with the outstanding grants and related DERs at September 30, 2010, was $11.8 million.
13. Equity Transactions, including Distributions
     On April 7, 2010, the Partnership closed an underwritten public offering of 4,576,700 common units at $25.17 per common unit. The Partnership received net proceeds of approximately $112.5 million from this offering, including the general partner’s proportionate capital contribution.
     On August 13, 2010, the Partnership paid a quarterly distribution $0.54 per unit to all holders of common units.
     On September 20, 2010, the Partnership eliminated all of the incentive distribution rights (IDRs) held by its general partner and affiliates of the general partner. As consideration for the elimination of the IDRs, the Partnership issued 32 million common units to the holders of the IDRs. There are now 106,027,836 common units outstanding and the general partner will retain its 2% interest in the Partnership.
14. Subsequent Events
     The following represents material events that have occurred subsequent to September 30, 2010 through the time of the Partnership’s filing with the Securities and Exchange Commission:
     Acquisitions
     On October 4, 2010, the Partnership closed the third acquisition of reserves from Colt, LLC, an affiliate of the Cline Group. The Partnership paid $55.0 million, funded through its credit facility, and acquired approximately 27.4 million tons of reserves.
     Distributions
     On October 22, 2010, the Partnership declared a distribution of $0.54 per unit to be paid on November 12, 2010 to unitholders of record on November 5, 2010.

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
     In our royalty business, our lessees generally make payments to us based on the greater of a percentage of the gross sales price or a fixed royalty per ton of coal or aggregates they sell, subject to minimum monthly, quarterly or annual payments. These minimum royalties are generally recoupable over specified periods of time, which vary by lease, if sufficient royalties are generated from production in future periods. We do not recognize these minimum royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on our balance sheet.
     In addition to coal and aggregate royalty revenues, we generated approximately 25% of our revenues for the nine months ended September 30, 2010 from other sources, as compared to 20% for the same period of 2009. The most significant increase in these other sources of revenue occurred due to a substantial minimum royalty paid by Cline with respect to the Colt reserves that was non-recoupable and therefore recognized as revenue. In addition, we received some oil and gas revenues in the second and third quarters related to our BRP joint venture with International Paper. Other sources of revenue include: coal processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber.
     Elimination of Incentive Distribution Rights
     On September 20, 2010, we eliminated all of the incentive distribution rights (IDRs) held by our general partner and affiliates of the general partner. As consideration for the elimination of the IDRs, we issued 32 million common units to the holders of the IDRs. There are now 106,027,836 common units outstanding and the general partner will retain its 2% interest in the partnership. Prior to the transaction, the IDRs received approximately 24% of the quarterly distribution and 48% of any increase in the distribution. Through the elimination of the IDRs, our limited partner unitholders will benefit from our improved cost of capital through:
•	our enhanced competitive position in the acquisition markets; and
•	increased returns to limited partner unitholders from acquisition and growth projects.
     While the transaction is expected to be dilutive to cash available for distribution in the near-term, we believe that the transaction is in the long-term best interest of the partnership.

     Our Current Liquidity Position
     As of September 30, 2010, we had $261 million in available capacity under our existing credit facility, which does not mature until March 2012, as well as approximately $72 million in cash. On October 4, 2010, we acquired another 27.4 million tons of reserves from Colt, LLC in Illinois for $55 million, which we funded through our credit facility.
     Pursuant to the purchase and sale agreement signed in the Colt acquisition, we expect to fund an additional $150 million over the next two years, of which approximately $70 million is anticipated to be funded in the first quarter of 2011 as the operator achieves various development milestones. We anticipate funding the Colt acquisition, as well as any other acquisitions that we consummate, through the use of the available capacity under our credit facility and through the issuance of debt and/or equity in the capital markets. We believe that we have enough liquidity to meet our current capital needs.
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
     Current Results
     For the nine months ended September 30, 2010, our lessees produced 37.3 million tons of coal and aggregates, generating $168.0 million in royalty revenues from our properties, and our total revenues were $223.9 million. Prices for both steam and metallurgical coal remained at higher levels than we had forecasted for the third quarter of 2010. We expect the prices for metallurgical coal to remain constant over the remainder of 2010, and because approximately 39% of our coal royalty revenues and 33% of the related production during the first nine months of 2010 were from metallurgical coal, we expect to continue to benefit as the global economy recovers and the demand for steel remains high.
     Even though coal royalty revenues from our Appalachian properties represented 62% of our total revenues in the first nine months of 2010, this percentage has continued to decline as we are diligently working to diversify our holdings by expanding our presence in the Illinois Basin and through additional aggregates and other mineral acquisitions. Our expansion into Illinois through our partnership with Cline is through the acquisition of reserves by NRP and the development of greenfield mines by Cline. These projects take several years to reach full production, and it is difficult for us to forecast the timing of completion of the projects. To protect against this risk, we are receiving significant minimum royalties with respect to each of the projects. Although minimums provide cash to NRP that can be distributed to our limited partners, the minimums are generally not revenue to NRP until recouped through production or at the end of the recoupment period. Thus, to the extent that the development takes longer than anticipated to begin production, it will impact the revenues that we receive in the future
     Operations at the Gatling, West Virginia mine had not been restarted as of the end of the third quarter. Cline, which operates the mine, has communicated to us that it does not intend to close the mine, is continuing to maintain the mine and is currently in discussions with AEP regarding modifications to its existing coal sales contract, as well as other potential purchasers of the coal. In prior periods, efforts by Cline to renegotiate the price for coal from this mine were successful. Cline continues to make its quarterly minimum payments with respect to this mine and has also communicated that it will do so until the mine is operational. If the mine does not become operational in future periods or discussions with potential purchasers of the coal are not successful, we may determine that some of the assets associated with the mine have suffered impairment. This decision and an associated impairment could have a material adverse impact on our earnings in the period in which any impairment is recognized, but it would not impact our cash flows from operations or our distributable cash flow.
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
     These new processes, as yet undefined by EPA, impact only six Appalachian states. In connection with this initiative, the EPA has used its authority to create significant delays in the issuance of new permits and the modification of existing permits. The all-

encompassing nature of the changes suggests that implementation of the memorandum will generate continued uncertainty regarding the permitting of coal mines in Appalachia for some time and inevitably will lead, at a minimum, to substantial delays and increased costs.
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
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Net cash provided by operating activities	$62,107	$38,120	$175,660	$138,799
Less scheduled principal payments	(7,692)	(7,693)	(32,234)	(17,235)
Less reserves for future principal payments	(7,880)	(8,059)	(23,819)	(24,177)
Add reserves used for scheduled principal payments	7,692	7,693	32,234	17,235

Distributable cash flow	$54,227	$30,061	$151,841	$114,622

Recent Acquisitions
     We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.
     International Paper. In June 2010, we and International Paper Company created a venture, BRP LLC, to own and manage mineral assets previously owned by International Paper. Some of these assets are currently subject to leases, and certain other assets have not yet been developed but are available for future development by the venture. In exchange for a $42.5 million contribution we became the managing and controlling member with the right to designate two of the three managers of BRP. NRP has a 51% income interest plus a preferential cumulative annual distribution prior to profit sharing. In exchange for the contribution of the producing properties and the properties not currently producing, International Paper received $42.5 million in cash from BRP, a minority voting interest and a 49% income interest after the preferential cumulative annual distribution. The amount of the preference is fixed throughout the life of the venture but can be reduced by a portion of the proceeds received from sales of producing properties included in the initial acquisition. Identified tangible assets in the transaction include oil and gas, coal and aggregate reserves, as well the rights to coal bed methane, geothermal, CO2 sequestration, water rights, precious metals, industrial minerals and base metals. Certain properties, including oil and gas, coal and aggregates, as well as land leased for cell towers, are currently under lease and generating revenues.
     Rockmart Slate. In June 2010, we acquired approximately 100 acres of mineral and surface rights related to slate reserves in Rockmart, Georgia from a local operator for a purchase price of $6.7 million.
     Sierra Silica. In April 2010, we acquired the rights to silica reserves on a 1,000 acre property in Northern California from Sierra Silica Resources LLC for $17.0 million.
     North American Limestone. In April 2010, we signed an agreement to build and own for the construction of a fine grind processing facility for high calcium carbonate limestone located in Putnam County, Indiana. We will lease the facility to a local operator. The total cost for the facility is not to exceed $6.5 million. As of our filing date, we have funded approximately $5.6 million of the acquisition.
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
     Colt. In September 2009, we signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. In October 2010, we closed a transaction for $55.0 million and acquired approximately 27.4 million tons of reserves. As of our filing date, we had acquired approximately 50.2 million tons of reserves associated with the initial production from the mine. Future closings anticipated through 2012 will be associated with completion of certain milestones related to the new mine’s construction.

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
Results of Operations

	Three Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2010	2009
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$4,883	$3,998	$885	22%
Central	38,418	33,688	4,730	14%
Southern	5,530	4,849	681	14%

Total Appalachia	48,831	42,535	6,296	15%
Illinois Basin	9,278	5,413	3,865	71%
Northern Powder River Basin	2,033	1,359	674	50%

Total	$60,142	$49,307	$10,835	22%

Production (tons)
Appalachia
Northern	1,177	1,238	(61)	(5%)
Central	7,051	6,984	67	1%
Southern	763	799	(36)	(5%)

Total Appalachia	8,991	9,021	(30)	—
Illinois Basin	2,389	1,723	666	39%
Northern Powder River Basin	987	539	448	83%

Total	12,367	11,283	1,084	10%

Average gross royalty per ton
Appalachia
Northern	$4.15	$3.23	$0.92	28%
Central	5.45	4.82	0.63	13%
Southern	7.25	6.07	1.18	19%
Total Appalachia	5.43	4.72	0.71	15%
Illinois Basin	3.88	3.14	0.74	24%
Northern Powder River Basin	2.06	2.52	(0.46)	(18%)
Combined average gross royalty per ton	4.86	4.37	0.49	11%

Aggregates:
Royalty revenue	$1,606	$1,400	$206	15%
Aggregate royalty bonus	$—	$300	$(300)	(100%)
Production	973	1,148	(175)	(15%)
Average base royalty per ton	$1.65	$1.22	$0.43	35%

     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 74% and 77% of our total revenue for each of the three month periods ended September 30, 2010 and 2009, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to higher prices being realized by our lessees, improved royalty rates on one of the larger leases, and a higher proportion of the production being sold as metallurgical coal by our lessees in the Central and Southern Appalachian regions, coal royalty revenues increased in the three month period ended September 30, 2010 compared to the same period of 2009. Production in each of the Appalachian regions was nearly constant. Increased production at some mines and other mines moving onto our property offset production curtailments related to a fire at a preparation plant, the temporary idling of a longwall mine, and other mines moving onto adjacent property.
     Illinois Basin. Production increased due to improved shipments from the Williamson property and our Macoupin property beginning to ship some of its production. The production increase and higher average revenue per ton combined to generate an increase in coal royalty revenue.
     Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership, partially offset by a sales price adjustment that occurred in 2009.
     Aggregates Royalty Revenues and Production. Aggregate revenues include royalties from current production as well as an estimate of a royalty bonus from one lessee that is determined annually based on the profitability of the lessee. Quarter over quarter, production declined on our DuPont, Washington property due to market conditions, offset somewhat by production on some of our recently acquired properties. While royalty revenue increased only slightly, the average royalty per ton increased 32% due to higher royalty rates being realized on our newly acquired properties.

	Nine Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2010	2009
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$14,224	$9,931	$4,293	43%
Central	108,751	101,874	6,877	7%
Southern	15,805	14,755	1,050	7%

Total Appalachia	138,780	126,560	12,220	10%
Illinois Basin	20,307	16,234	4,073	25%
Northern Powder River Basin	6,048	5,500	548	10%

Total	165,135	$148,294	$16,841	11%

Production (tons)
Appalachia
Northern	3,676	3,304	372	11%
Central	20,417	21,962	(1,545)	(7%)
Southern	2,297	2,438	(141)	(6%)

Total Appalachia	26,390	27,704	(1,314)	(5%)
Illinois Basin	5,287	5,005	282	6%
Northern Powder River Basin	3,259	2,840	419	15%

Total	34,936	35,549	(613)	(2%)

Average gross royalty per ton
Appalachia
Northern	$3.87	$3.01	$0.86	29%
Central	5.33	4.64	0.69	15%
Southern	6.88	6.05	0.83	14%
Total Appalachia	5.26	4.57	0.69	15%
Illinois Basin	3.84	3.24	0.60	19%
Northern Powder River Basin	1.86	1.94	(0.08)	(4%)
Combined average gross royalty per ton	4.73	4.17	0.56	13%

Aggregates:
Royalty revenue	$3,486	$3,377	$109	3%
Aggregate royalty bonus	$(639)	$1,320	$(1,959)	(148%)
Production	2,356	2,629	(273)	(10%)
Average base royalty per ton	$1.48	$1.28	$0.20	16%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 74% and 78% of our total revenue for each of the nine month periods ended September 30, 2010 and 2009, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to higher prices being realized by our lessees, improved royalty rates on one of the larger leases and a higher proportion of the production being sold as metallurgical coal by our lessees in all of the Appalachian regions, coal royalty revenues increased in the nine month period ended September 30, 2010 compared to the same period of 2009. The factors causing higher coal royalty revenue more than offset the lower production in the Central and Southern Appalachian regions. This lower production was due to a number of factors, including temporary idling of mines, production curtailments related to a fire at a preparation plant and some mines moving to adjacent properties.
     Illinois Basin. Production increased primarily due to the mine starting production on our Macoupin property. The production increase, combined with a higher royalty per ton being realized, resulted in an increase in coal royalty revenues.
     Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership.

     Aggregates Royalty Revenues and Production. Aggregate revenues include royalties from current production as well as an estimate of a royalty bonus from one lessee that is determined annually based on the profitability of the lessee. Year over year, production declined on our DuPont, Washington property due to market conditions, offset somewhat by production on some of our recently acquired properties. While royalty revenue increased only slightly, the average royalty per ton increased 16% due to higher royalty rates being realized on our newly acquired properties. The royalty bonus reflects an adjustment to the estimated accrual based upon the actual bonus received in the second quarter related to 2009. The bonus accrual is based upon the lessee’s historical performance and the actual bonus paid with respect to 2009 was significantly less than prior years due to the downturn in the economy.
     Other Operating Results
     In addition to coal and aggregate royalty revenues, we generated approximately 25% of our nine months ended September 30, 2010 revenues from other sources, as compared to 20% for the same period of 2009. The most significant increase in these other sources of revenue occurred due to a substantial minimum royalty paid by Cline with respect to the Colt reserves that is non-recoupable and therefore recognized as revenue. In addition, we received an oil and gas lease bonus as well as oil and gas revenues related to our BRP joint venture with International Paper. Other sources of revenue include: coal processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber. Included in other income was a $1.9 million payment from the State of West Virginia for the granting of an easement on our surface property.
     Coal Processing and Transportation Revenues. We generated $2.3 million and $1.5 million in processing revenues for the quarters ended September 30, 2010 and 2009, respectively and $6.7 million and $5.8 million for the nine month periods ended September 30, 2010 and 2009, respectively. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities.
     In addition to our preparation plants, we own coal handling and transportation infrastructure in West Virginia, Ohio and Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. For the assets other than our loadout facility at the Shay No. 1 mine in Illinois, we operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $4.3 million and $3.0 million for the quarters ended September 30, 2010 and 2009 and $11.1 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization of $16.2 million and $13.0 million for the quarters ended September 30, 2010 and 2009, and $44.0 million and $48.0 million for the nine month periods ended September 30, 2010 and 2009, respectively. In the second quarter of 2009, we recorded a one-time expense of $8.2 million for a terminated lease due to a mine closure. Excluding this one-time expense, depletion increased approximately $4.2 million for the nine months ended September 30, 2010. This increase is primarily due to a refinement in the estimate on our contract amortization of approximately $2.9 million during the three months ended September 30, 2010 and $5.9 million for the nine months period ended September 30, 2010, partially offset by slightly lower production for the year to date period.
•	General and administrative expenses were $8.8 million and $4.6 million for the quarters ended September 30, 2010 and 2009, and $22.1 million and $17.9 for the nine month periods ended September 30, 2010 and 2009, respectively. The increases in general and administrative expense is primarily due to accruals under our long-term incentive plan attributable to fluctuations in our unit price and $2.2 million of transaction costs associated with the business combination with International Paper Company.
     Interest Expense. Interest expense was higher for the first nine months of 2010 when compared to the first nine months of 2009 due to the issuance of senior notes in 2009 at higher interest rates.

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
     Net cash provided by operations for the nine months ended September 30, 2010 and 2009 was $175.7 million and $138.8 million, respectively. Approximately 70% to 80% of our cash provided by operations has historically been generated from coal royalty revenues.
     Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $114.7 million and $116.1 million, respectively. Substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.
     Net cash flows used in financing for the nine months ended September 30, 2010 was $71.4 million. During the first nine months of 2010, we had proceeds from loans of $85.0 million offset by repayment of debt of $106.2 million and retirements of $9.2 million in obligations related to the purchase of coal reserves and infrastructure. We received proceeds from the issuance of units of $110.4 million, paid fees associated with the elimination of the IDRs of $2.2 million and paid distributions of $151.4 million. During the same period for 2009, net cash used in financing activities was $51.7 million, which included proceeds from loans of $325.0 million, principal repayments of $168.2 million, retirement of obligations related to acquisitions of $63.0 million and $144.8 million for distributions to partners.
     Most of our lessees are required to make minimum annual or quarterly payments, which are generally recoupable against future production royalties. These minimum payments increase cash flows in the period received, but may not increase revenues until recouped against production royalties or the contractual recoupment period expires. Total deferred revenue as of September 30, 2010 increased $29.3 million since December 31, 2009 to $96.3 million primarily as a result of minimums paid by the Cline Group related to their operations that have not been recouped through production. These minimums may reduce future cash flows when lessees recoup against production royalties.
Long-Term Debt
     At September 30, 2010, our debt consisted of:
•	$39 million of our $300 million floating rate revolving credit facility, due March 2012;

•	$35 million of 5.55% senior notes due 2013;

•	$37.7 million of 4.91% senior notes due 2018;

•	$150 million of 8.38% senior notes due 2019;

•	$76.9 million of 5.05% senior notes due 2020;

•	$2.1 million of 5.31% utility local improvement obligation due 2021;

•	$36.9 million of 5.55% senior notes due 2023;

•	$210 million of 5.82% senior notes due 2024; and

•	$50 million of 8.92% senior notes due 2024.
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

     Credit Facility. We have a $300 million revolving credit facility, and as of our filing date we had approximately $206 million available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available to us on existing or comparable terms.
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
Shelf Registration Statement/Equity Transactions
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
     On September 20, 2010, we eliminated all of the incentive distribution rights (IDRs) held by our general partner and affiliates of the general partner. As consideration for the elimination of the IDRs, we issued 32 million common units to the holders of the IDRs. There are now 106,027,836 common units outstanding and the general partner will retain its 2% interest in NRP.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
		(Unaudited)
Reimbursement for services	$1,823	$1,678	$5,403	$5,107

     For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement” in our annual report filed on Form 10K/A for the year ended December 31, 2009.
     We lease substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas at market rates. The terms of the lease were approved by our Conflicts Committee. We pay $0.5 million each year in lease payments.
Transactions with Cline Affiliates
     Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 21,017,441 common units. At September 30, 2010, we had accounts receivable totaling $7.3 million from Cline affiliates. Revenues from Cline affiliates are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
		(Unaudited)
Coal royalty revenues	$9,873	$5,499	$22,655	$16,049
Coal processing fees	344	—	785	—
Transportation fees	4,271	2,758	10,671	7,991
Minimums recognized as revenue	3,100	—	9,300	—
Override revenue	718	834	1,437	1,604

	$18,306	$9,091	$44,848	$25,644

     As of September 30, 2010, we have received $42.0 million in minimum royalty payments to date that have not been recouped by Cline affiliates of which $17.8 million was received in the current year.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
		(Unaudited)
Coal processing revenue	$1,666	$1,017	$4,014	$2,910

     At September 30, 2010, we had accounts receivable totaling $0.4 million from Taggart.
     In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
		(Unaudited)
Coal royalty revenue	$363	$392	$1,195	$1,223

     We also had accounts receivable totaling $0.1 million from Kopper-Glo at September 30, 2010.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of September 30, 2010. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.

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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. As of our filing date, we had $94 million outstanding in variable interest rate debt.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits

3.1	—	Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of September 20, 2010 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 21, 2010).

3.2	—	Fourth Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of September 20, 2010 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed September 21, 2010).

10.1	—	Amendment No. 2 to Purchase and Sale Agreement, dated as of October 4, 2010, by and between WPP LLC and Colt, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2010).

10.2	—	Contribution Agreement, dated as of September 20, 2010, by and among Natural Resource Partners L.P., NRP (GP) LP, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and NRP Investment L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 21, 2010)

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

99.1	—	Description of certain provisions of the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 21, 2010)

101*	—	The following financial information from the quarterly report on Form 10-Q of Natural Resource Partners L.P. for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P. By: NRP (GP) LP, its general partner
By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner
Date: November 5, 2010

By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2010

By:	/s/ Dwight L. Dunlap
Dwight L. Dunlap,
Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: November 5, 2010

By:	/s/ Kenneth Hudson
Kenneth Hudson
Controller (Principal Accounting Officer)