Form 10-Q
period 2011-03-31
NATURAL RESOURCE PARTNERS LP
filed 2011-05-05
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 5, 2011 there were 106,027,836 Common Units outstanding.

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
     You should not put undue reliance on any forward-looking statements. Please read “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information

Item 1.	Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,008	$95,506
Accounts receivable, net of allowance for doubtful accounts	32,041	26,195
Accounts receivable — affiliates	6,599	7,915
Other	743	910

Total current assets	108,391	130,526
Land	24,543	24,543
Plant and equipment, net	60,429	62,348
Coal and other mineral rights, net	1,362,768	1,281,636
Intangible assets, net	159,281	161,931
Loan financing costs, net	2,322	2,436
Other assets, net	561	616

Total assets	$1,718,295	$1,664,036

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$740	$1,388
Accounts payable — affiliates	—	499
Obligation related to acquisitions	6,025	—
Current portion of long-term debt	31,518	31,518
Accrued incentive plan expenses — current portion	5,885	6,788
Property, franchise and other taxes payable	4,088	6,926
Accrued interest	2,777	9,811

Total current liabilities	51,033	56,930
Deferred revenue	114,943	109,509
Accrued incentive plan expenses	9,423	11,347
Long-term debt	730,877	661,070
Partners’ capital:
Common units outstanding: (106,027,836)	793,620	806,529
General partner’s interest	13,868	14,132
Non-controlling interest	5,065	5,065
Accumulated other comprehensive loss	(534)	(546)

Total partners’ capital	812,019	825,180

Total liabilities and partners’ capital	$1,718,295	$1,664,036

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenues:
Coal royalties	$65,365	$47,161
Aggregate royalties	1,194	891
Coal processing fees	3,089	1,644
Transportation fees	4,098	2,775
Oil and gas royalties	2,992	1,099
Property taxes	3,012	2,651
Minimums recognized as revenue	507	3,374
Override royalties	3,043	2,967
Other	1,552	957

Total revenues	84,852	63,519
Operating costs and expenses:
Depreciation, depletion and amortization	14,322	11,368
General and administrative	10,196	6,548
Property, franchise and other taxes	3,697	3,734
Transportation costs	468	265
Coal royalty and override payments	308	692

Total operating costs and expenses	28,991	22,607

Income from operations	55,861	40,912
Other income (expense):
Interest expense	(10,587)	(10,729)
Interest income	8	8

Income before non-controlling interest	45,282	30,191
Non-controlling interest	—	—

Net income	$45,282	$30,191

Net income attributable to:
General partner	$906	$344

Holders of incentive distribution rights	$—	$12,983

Limited partners	$44,376	$16,864

Basic and diluted net income per limited partner unit	$0.42	$0.24

Weighted average number of units outstanding	106,028	69,451

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$45,282	$30,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,322	11,368
Non-cash interest charge, net	150	150
Change in operating assets and liabilities:
Accounts receivable	(4,530)	(2,119)
Other assets	222	220
Accounts payable and accrued liabilities	(1,147)	(233)
Accrued interest	(7,034)	(7,136)
Deferred revenue	5,434	13,013
Accrued incentive plan expenses	(2,827)	(2,521)
Property, franchise and other taxes payable	(2,838)	(1,052)

Net cash provided by operating activities	47,034	41,881

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(84,822)	(46,150)
Acquisition or construction of plant and equipment	(162)	—
Disposition of assets	100	—

Net cash used in investing activities	(84,884)	(46,150)

Cash flows from financing activities:
Proceeds from loans	85,000	46,000
Repayment of loans	(15,193)	(15,192)
Retirement of obligation related to acquisitions	—	(2,969)
Costs associated with equity transactions	(32)	—
Distributions to partners	(58,423)	(43,348)

Net cash provided by (used in) financing activities	11,352	(15,509)

Net decrease in cash and cash equivalents	(26,498)	(19,778)
Cash and cash equivalents at beginning of period	95,506	82,634

Cash and cash equivalents at end of period	$69,008	$62,856

Supplemental cash flow information:
Cash paid during the period for interest	$17,459	$17,700

Non-cash financing activities:
Obligation related to purchase of reserves and infrastructure	$6,025	$4,477

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for future periods.
     You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2010 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.
     The Partnership engages principally in the business of owning, managing and leasing mineral properties in the United States. The Partnership owns coal reserves in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. The Partnership also owns aggregate reserves in several states across the country. The Partnership does not operate any mines on its properties, but leases reserves to experienced operators under long-term leases that grant the operators the right to mine the Partnership’s reserves in exchange for royalty payments. Lessees are generally required to make payments based on the higher of a percentage of the gross sales price or a fixed royalty per ton, in addition to a minimum payment.
     In addition, the Partnership owns transportation and preparation equipment, other coal related rights and oil and gas properties on which it earns revenue.
     The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.
2. Significant Accounting Policies
Recent Accounting Pronouncements
     In December 2010, the FASB amended how a public entity that enters into a material business combination present comparative financial statements. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Partnership adopted this amendment on January 1, 2011 and, therefore, disclosure related to future material acquisitions accounted for as business combinations by the Partnership will be impacted by this amendment.
     In December 2010, the FASB modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors that would indicate an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. The adoption did not have a material impact on the financial statements. However, if future business combinations result in goodwill this guidance may become relevant.
     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

3. Recent Acquisitions
     East Tennessee Materials, LLC. In March 2011, the Partnership acquired approximately 500 acres of mineral and surface rights related to limestone reserves in Cleveland, TN near Chattanooga for $4.7 million, of which $3.7 million was paid at closing and the remaining $1.0 million will be paid as certain milestones are completed.
     CALX Resources, LLC. In February 2011, the Partnership acquired approximately 500 acres of mineral and surface rights related to limestone reserves on the Tennessee River near Paducah, Kentucky for $16.0 million, of which $11.0 million was paid at closing and the remaining $5.0 million will be paid as certain milestones are completed.
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
     The transaction was accounted for as a business combination and, at March 31, 2011, the assets and liabilities of the venture are included in the consolidated balance sheet. The allocation of the purchase price was based on preliminary results of independent third party valuations. The initial estimates and assumptions used are subject to change upon the receipt of additional information required to finalize the valuations, which may result in changes to the coal and other mineral rights, intangible assets and non-controlling interests. The final valuation of the assets is expected to be completed as soon as possible, but no later than one year from the acquisition date. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed for the BRP transaction:

Estimated
Fair Value
(In thousands)
Coal and other mineral rights	$45,759
Intangible assets	$1,806

Capital contribution	$42,500
Non-controlling interests	$5,065
     Approximately $38.3 million of the total $47.6 million asset fair value, as well as the value of the $5.1 million non-controlling interest, were estimated using an expected cash flows approach. The remaining assets fair value was determined using a market approach. See Note 8, “Fair Value ”. The capital contribution was funded through a $30 million draw on the Partnership’s credit facility and the remainder was funded with available cash. The identification of all tangible and intangible assets acquired as well as the valuation process required for the allocation of the purchase price to those assets is not complete.
     Operations of the venture are included from June 1, 2010, the effective date of acquisition. Total net income from startup through December 31, 2010 was $2.3 million and for the three months ended March 31, 2011 was $1.7 million. The venture operating agreement provides that net income of the venture only be allocated to the non-controlling interests after the preferential cumulative annual distribution. As earnings for the period ended March 31, 2011 were less than the preference amount on a pro-rated basis, no earnings were allocated to the non-controlling interest.
     Transaction expenses related to the acquisition through December 31, 2010 were $2.5 million. For the three months ended March 31, 2011, transaction expenses were $0.2 million and are included in general and administrative expenses in the accompanying Consolidated Statements of Income.

     Rockmart Slate. In June 2010, the Partnership acquired approximately 100 acres of mineral and surface rights related to slate reserves in Rockmart, Georgia from a local operator for a purchase price of $6.7 million.
     Sierra Silica. In April 2010, the Partnership acquired the rights to silica reserves on approximately 1,000 acres of property in Northern California for $17.0 million.
     North American Limestone. In April 2010, the Partnership signed an agreement to build and own a fine grind processing facility for high calcium carbonate limestone located in Putnam County, Indiana. The Partnership will lease the facility to a local operator. The total cost for the facility is not to exceed $6.5 million. As of March 31, 2011 the Partnership had incurred approximately $6.3 million of costs associated with the construction of the facility.
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
     Colt. In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. As of March 31, 2011, the Partnership had acquired approximately 92.1 million tons of reserves associated with the initial production from the mine for approximately $175 million including $70.0 million paid during the quarter. Future closings anticipated through 2012 will be associated with completion of certain milestones related to the new mine.
4. Plant and Equipment
The Partnership’s plant and equipment consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Plant construction in-process	$6,441	$6,279
Plant and equipment at cost	81,906	81,906
Less accumulated depreciation	(27,918)	(25,837)

Net book value	$60,429	$62,348

	Three months ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$2,081	$2,077

5. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,720,009	$1,629,286
Less accumulated depletion and amortization	(357,241)	(347,650)

Net book value	$1,362,768	$1,281,636

	Three months ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral rights	$9,591	$8,530

6. Intangible Assets
     Amounts recorded as intangible assets along with the balances and accumulated amortization at March 31, 2011 and December 31, 2010 are reflected in the table below:

	March 31,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Contract intangibles	$180,233	$180,233
Less accumulated amortization	(20,952)	(18,302)

Net book value	$159,281	$161,931

	Three months ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Total amortization expense on intangible assets	$2,650	$760

     As of April 1, 2010, the Partnership refined the method of calculating amortization of intangibles to include consideration of the estimated useful life of the asset as well as the production and sales of reserves and the number of tons of coal transported using the transportation infrastructure. This will require that assets continue to be amortized in periods of temporary suspension or reduced production. The estimates of future expense for the periods indicated below reflect this adjustment and are based on current mining plans, which are subject to revision in future periods.

Estimated
Amortization
Expense
(In thousands)
(Unaudited)
Remainder of 2011	$12,446
For year ended December 31, 2012	11,189
For year ended December 31, 2013	10,535
For year ended December 31, 2014	10,535
For year ended December 31, 2015	10,535
7. Long-Term Debt
     Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due March 2012	$179,000	$94,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	37,650	37,650
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	76,923	76,923
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,922	2,115
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	36,900	36,900
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	195,000	210,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000

Total debt	762,395	692,588
Less — current portion of long term debt	(31,518)	(31,518)

Long-term debt	$730,877	$661,070

     Principal payments due in:

	Senior Notes	Credit Facility	Total
	(In thousands)
	(Unaudited)
Remainder of 2011	$16,326	$—	$16,326
2012	30,801	179,000	209,801
2013	87,230	—	87,230
2014	56,175	—	56,175
2015	56,175	—	56,175
Thereafter	336,688	—	336,688

	$583,395	$179,000	$762,395

The senior note purchase agreement contains covenants requiring our operating subsidiary to:
•	Maintain a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and
•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
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
     The Partnership made principal payments of $15.0 million on its senior notes during the three months ended March 31, 2011.
     The Partnership has a $300 million revolving credit facility, and at March 31, 2011, $121 million was available under the facility. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.10% to 0.30% per annum. Under an accordion feature in the credit facility, the Partnership may request its lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, the Partnership cannot be certain that its lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, the Partnership may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available on existing or comparable terms.
     The Partnership had $179.0 million and $94.0 million outstanding on its revolving credit facility at March 31, 2011 and December 31, 2010, respectively. The weighted average interest rates for the three months ended March 31, 2011 and the year ended December 31, 2010 were 1.56% and 1.42%, respectively.
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
The Partnership was in compliance with all terms under its long-term debt as of March 31, 2011.

8. Fair Value
     The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value of the Partnership’s long-term debt was estimated to be $601.9 million and $596.1 million at March 31, 2011 and December 31, 2010, respectively, for the senior notes. The carrying value of the Partnership’s senior notes was $583.4 million and $598.6 million at March 31, 2011 and December 31, 2010, respectively. The fair value is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility is variable rate debt, its fair value approximates its carrying amount.
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
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Reimbursement for services	$2,062	$1,791

     The Partnership leases substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.5 million in lease payments each year through December 31, 2018.
Transactions with Cline Affiliates
     Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. At March 31, 2011, Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner, as well as 15,017,441 common units. At March 31, 2011, the Partnership had accounts receivable totaling $4.7 million from Cline affiliates. Revenues from the Cline affiliates are as follows:

	Three Months Ended
	March 31,
	(In thousands)
	(Unaudited)
	2011	2010
Coal royalty revenues	$9,179	$5,305
Coal processing fees	701	128
Transportation fees	4,099	2,409
Minimums recognized as revenue	—	3,100
Override revenue	451	443

	$14,430	$11,385

     As of March 31, 2011, the Partnership had received $51.2 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $4.2 million was received in the current year.
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

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Coal processing revenue	$2,207	$968

     At March 31, 2011, the Partnership had accounts receivable totaling $1.7 million from Taggart.
     A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Coal royalty revenues	$334	$453

     The Partnership also had accounts receivable totaling $0.1 million from Kopper-Glo at March 31, 2011.
10. Commitments and Contingencies
Legal
     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of March 31, 2011. The Partnership is not associated with any environmental contamination that may require remediation costs.
Acquisition
     In conjunction with a definitive agreement, as of March 31, 2011, the Partnership may be obligated to purchase in excess of 100 million additional tons of coal reserves from Colt, LLC for an aggregate purchase price of $80.0 million over the next year as certain milestones are completed relating to construction of a new mine.
11. Major Lessees
     Revenues from lessees that exceeded ten percent of total revenues for the periods as presented below:

	Three Months Ended
	March 31,
	2011		2010
	(Dollars in thousands)
	(Unaudited)
	Revenues	Percent	Revenues	Percent
The Cline Group	$14,430	17%	$11,385	18%
Massey Energy Company	$14,362	17%	$4,564	7%
Alpha Natural Resources	$10,480	12%	$7,813	12%
     In the first quarter of 2011, the Partnership derived over 46% of its revenue from the three companies listed above. Cline’s Williamson mine alone was responsible for approximately 11% of our revenues in 2011. As a result, the Partnership has a significant concentration of revenues with those lessees, although in most cases, with the exception of Williamson, the exposure is spread out over a number of different mines within each of several different mining operations and leases. In addition, if the pending merger between Alpha and Massey is completed, the Partnership will have the same concentration of revenues with only two lessees.
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
     A summary of activity in the outstanding grants during 2011 is as follows:

Outstanding grants at January 1, 2011	753,868
Grants during the year	245,078
Grants vested and paid during the year	(162,186)
Forfeitures during the year	—

Outstanding grants at March 31, 2011	836,760

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.30% to 1.72% and 30.62% to 49.94%, respectively at March 31, 2011. The Partnership’s historical distribution rate of 6.74% and historical forfeiture rate of 2.90% were used in the calculation at March 31, 2011. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $4.3 million and $1.8 million for the three month periods ended March 31, 2011 and 2010, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first half of the year. Payments of $5.7 million and $3.2 million were paid during the three month periods ended March 31, 2011 and 2010, respectively.
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
     The unaccrued cost, associated with the outstanding grants and related DERs at March 31, 2011, was $21.5 million.
13. Equity Transactions, including Distributions
     On February 14, 2011, the Partnership paid a quarterly distribution $0.54 per unit to all holders of common units.
     On September 20, 2010, the Partnership eliminated all of the incentive distribution rights (IDRs) held by its general partner and affiliates of the general partner. As consideration for the elimination of the IDRs, the Partnership issued 32 million common units to the holders of the IDRs. There are now 106,027,836 common units outstanding and the general partner retained its 2% interest in the Partnership.
14. Subsequent Events
     The following represents material events that have occurred subsequent to March 31, 2011 through the time of the Partnership’s filing with the Securities and Exchange Commission:
Distributions
     On April 21, 2011, the Partnership declared a distribution of $0.54 per unit to be paid on May 13, 2011 to unitholders of record on May 5, 2011.
Private Placement of Senior Notes
     On April 20, 2011 the Partnership completed a private placement of $200 million of senior unsecured notes with future closings for another $100 million of senior notes to be completed later in 2011. Proceeds from the senior notes were used to repay all of the $179 million outstanding under the revolving credit facility.
     A summary of the four tranches of senior notes are as follows:

Series	Amount		Interest Rate	Issue Date	Maturity
H	$75	million	4.73%	April 20, 2011	December 1, 2023
I	$125	million	5.03%	April 20, 2011	December 1, 2026
J	$50	million	5.03%	June 15, 2011	December 1, 2026
K	$50	million	5.18%	October 3, 2011	December 1, 2026
     All tranches have semi-annual interest payments beginning December 1, 2011, and equal annual principal payments beginning December 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on February 28, 2011.
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
     In addition to coal and aggregate royalty revenues, we generated approximately 22% of our first quarter 2011 revenues from other sources, as compared to 24% in the first quarter of 2010. The percentage was slightly higher in 2010 due to the fact that the minimums paid by Cline with respect to the Hillsboro mine were not recoupable and therefore recognized as revenue. The 2011 minimums with respect to that mine are recoupable and therefore the cash received is recorded as deferred revenue. Other sources of revenue include: coal processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber.
Our Current Liquidity Position
     As of March 31, 2011, we had $121 million in available capacity under our credit facility and approximately $69.0 million in cash. In April 2011, however, we completed a private placement of $200 million of senior unsecured notes. We used the proceeds from the senior notes to repay all of the outstanding borrowings under the revolving credit facility and as of the date of this filing have the full $300 million available for borrowing under the credit facility.
     Pursuant to the purchase and sale agreement signed in the Colt acquisition, we expect to fund an additional $80.0 million over the next year in connection with the acquisition of additional reserves at the Hillsboro mine. We anticipate funding the Colt acquisition, as well as any other acquisitions that we consummate, through the use of the available capacity under our credit facility and through the issuance of debt and/or equity in the capital markets. We believe that we have enough liquidity to meet our current capital needs.
     In addition, other than a $35 million senior note that matures in 2013, we amortize our long-term debt. Although our annual principal payments will increase significantly beginning in 2013, we have no need to access the capital markets to pay off or refinance any debt obligations other than the one note, and our existing debt will be reduced as the minerals are depleted.

Current Results
     For the three months ended March 31, 2011, our lessees produced 13.2 million tons of coal and aggregates, generating $66.6 million in royalty revenues from our properties, and our total revenues were $84.9 million. Prices for metallurgical coal remained at high levels, resulting in improved results from our Central Appalachian properties. Because approximately 42% of our coal royalty revenues and 34% of the related production in 2011 were from metallurgical coal, we expect to continue to benefit as the global economy recovers and the demand for steel remains high.
     Even though coal royalty revenues from our Appalachian properties represented 65% of our total revenues for the first quarter of 2011, this percentage has generally been declining as we are diligently working to diversify our holdings by expanding our presence in the Illinois Basin and through additional aggregates and other mineral acquisitions. Our expansion into Illinois is through the acquisition of reserves by us and the development of greenfield mines by Cline. These projects take several years to reach full production, and it is difficult for us to forecast the timing of completion of the projects. To protect against this risk, we are receiving significant minimum royalties with respect to each of the projects. Although minimums provide cash to us that can be distributed to our limited partners, the minimums are generally not revenue to us until recouped through production or at the end of the recoupment period. Thus, to the extent that the development takes longer than anticipated to begin production, it will impact the revenues that we receive in the future.
     Operations at the Gatling, West Virginia mine were idled in April 2010 and had not been restarted as of the end of the first quarter. Cline, which operates the mine, has communicated to us that it is continuing to maintain the mine and is currently in discussions with AEP regarding modifications to its existing coal sales contract. In prior periods, efforts by Cline to renegotiate the price for coal from this mine were successful. Cline continues to make its quarterly minimum payments with respect to this mine and has also communicated that it will continue to do so for the remainder of the lease term. The net book value of the assets relating to this operation was $131.6 million as of March 31, 2011. As of the date of this report, we have received $20.7 million in minimum royalties, and contractual quarterly minimums for the remainder of the primary term total $68.0 million. Considering all available information, we have completed an undiscounted cash flow analysis of the assets relating to this operation and determined the undiscounted cash flows exceed those assets’ carrying values. However, if the mine does not become operational in future periods or discussions with potential purchasers of the coal are not successful, the estimated cash flows may change and we may determine that some of the assets associated with the mine have suffered impairment. This decision and an associated impairment charge could have a material adverse impact on our earnings in the period in which any impairment is recognized, but it would not impact our cash flows from operations or our distributable cash flow.
     Political, Legal and Regulatory Environment
     The political, legal and regulatory environment continues to be difficult for the coal industry. In June 2009, the White House Council on Environmental Quality announced a Memorandum of Understanding among the Environmental Protection Agency, or “EPA”, Department of Interior, and the U.S. Army Corps of Engineers concerning the permitting and regulation of coal mines in Appalachia. While the Council described this memorandum as an “unprecedented step[s] to reduce environmental impacts of mountaintop coal mining,” the memorandum broadly applies to all forms of coal mining in Appalachia. The memorandum contemplates both short-term and long-term changes to the process for permitting and regulating coal mines in Appalachia.
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
     In addition to the increased oversight of the EPA, the Mine Safety and Health Administration, or MSHA, has increased its involvement in the approval of plans and enforcement of safety issues in connection with mining. The 2010 mine disaster at Massey’s Upper Big Branch Mine has led to even more scrutiny by MSHA of our lessees’ operations, as well as additional mine safety legislation being considered by Congress. MSHA’s involvement has increased the cost of mining due to more frequent citations and much higher fines imposed on our lessees as well as the overall cost of regulatory compliance. Combined with the difficult economic environment and the higher costs of mining in general, MSHA’s recent increased participation in the mine development process could significantly delay the opening of new mines.
     The existing Clean Air Act is also a possible mechanism for regulating greenhouse gases. In April 2007, the U.S. Supreme Court rendered its decision in Massachusetts v. EPA, finding that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from automobiles and can decide against regulation only if the EPA determines that carbon dioxide does not significantly contribute to climate change and does not endanger public health or the environment. In response to Massachusetts v. EPA, the EPA published a final rule in the Federal Register that requires the reporting of greenhouse gas emissions from all sectors of the American economy, although reporting of emissions from underground coal mines and coal suppliers as originally proposed has been deferred pending further review. On December 15, 2009, EPA published a formal determination that six greenhouse gases, including carbon dioxide and methane, endanger both the public health and welfare of current and future generations. In the same Federal Register rulemaking, EPA found that emission of greenhouse gases from new motor vehicles and their engines contribute to greenhouse gas pollution. Although Massachusetts v. EPA did not involve the EPA’s authority to regulate greenhouse gas emissions from stationary sources, such as coal-fueled power plants, the decision is likely to impact regulation of stationary sources. Several petitioners have challenged the EPA’s findings in the Washington D.C. Circuit Court of Appeals, and that litigation is ongoing.
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

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Net cash provided by operating activities	$47,034	$41,881
Less scheduled principal payments	(15,193)	(15,192)
Less reserves for future principal payments	(8,059)	(8,059)
Add reserves used for scheduled principal payments	15,193	15,192

Distributable cash flow	$38,975	$33,822

Recent Acquisitions
     We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.
     East Tennessee Materials, LLC. In March 2011, we acquired approximately 500 acres of mineral and surface rights related to limestone reserves in Cleveland, TN near Chattanooga for $4.7 million, of which $3.7 million was paid at closing and the remaining $1.0 million will be paid as certain milestones are completed.
     CALX Resources, LLC. In February 2011, we acquired approximately 500 acres of mineral and surface rights related to limestone reserves on the Tennessee River near Paducah, Kentucky for $16.0 million, of which $13.0 million was paid as of the date of this filing and the remaining $3.0 million will be paid as certain milestones are completed.
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
     North American Limestone. In April 2010, we signed an agreement to build and own for the construction of a fine grind processing facility for high calcium carbonate limestone located in Putnam County, Indiana. We will lease the facility to a local operator. The total cost for the facility has been funded as of the date of this filing.
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
     Colt. In September 2009, we signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. As of the date of this filing, we had acquired approximately 92.1 million tons of reserves associated with the initial production from the mine for approximately $175 million. Future closings anticipated through 2012 will be associated with completion of certain milestones related to the new mine’s construction.

Results of Operations

	Three Months Ended		Increase	Percentage
	March 31,		(Decrease)	Change
	2011	2010
	(In thousands, except percent and per ton data)
	(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$4,681	$4,417	$264	6%
Central	45,442	31,808	13,634	43%
Southern	4,741	4,200	541	13%

Total Appalachia	54,864	40,425	14,439	36%
Illinois Basin	9,060	4,210	4,850	115%
Northern Powder River Basin	1,393	2,526	(1,133)	(45)%
Gulf Coast	48	—	48	100%

Total	$65,365	$47,161	$18,204	39%

Production (tons)
Appalachia
Northern	1,175	1,247	(72)	(6)%
Central	7,327	6,396	931	15%
Southern	648	701	(53)	(8)%

Total Appalachia	9,150	8,344	806	10%
Illinois Basin	2,276	1,147	1,129	98%
Northern Powder River Basin	480	1,311	(831)	(63)%
Gulf Coast	40	—	40	100%

Total	11,946	10,802	1,144	11%

Average gross royalty per ton
Appalachia
Northern	$3.98	$3.54	$0.44	12%
Central	6.20	4.97	1.23	25%
Southern	7.32	5.99	1.33	22%
Total Appalachia	6.00	4.84	1.16	24%
Illinois Basin	3.98	3.67	0.31	8%
Northern Powder River Basin	2.90	1.93	0.97	50%
Gulf Coast	1.20	—	1.20	100%
Combined average gross royalty per ton	$5.47	$4.37	$1.11	25%

Aggregates:
Royalty revenue	$1,194	$816	$378	46%
Aggregate royalty bonus	$—	$75	$(75)	(100)%
Production	1,265	605	660	109%
Average base royalty per ton	$0.94	$1.35	$(0.41)	(30)%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 77% and 74% of our total revenue for each of the three month periods ended March 31, 2011 and 2010, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to higher metallurgical coal prices being realized by our lessees and improved royalty rates on one of the larger leases, coal royalty revenues increased in the three month period ended March 31, 2011 compared to the same period of 2010. Production in the Central Appalachian region increased due to some mines operating for the entire quarter due to the completion of reconstruction of an associated preparation plant, the acceleration of shipments by one lessee and improved production at one of the surface mines on our property. These production increases were in part offset in the Northern Appalachian region due to the temporarily idling of a mine and in the Southern Appalachian region due to some production moving off our property during the quarter.

     Illinois Basin. Production increased due to improved shipments from the Williamson property and an entire quarter of longwall production during the three months ended March 31, 2011 versus a partial quarter due to the longwall move that occurred during the three months ended March 31, 2010. Our Macoupin property also had increased sales as the mine continues to increase its production. The production increases and higher average revenue per ton combined to generate an increase in coal royalty revenue.
     Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property. Production decreased due to the normal variations that occur due to the checkerboard nature of ownership, but was partially offset by higher sales price realized by the lessee.
     Aggregates Royalty Revenues and Production. Aggregate production and revenue both increased for the quarter ended March 31, 2011, primarily due to the volumes generated from acquisitions completed during 2010, particularly the BRP properties. The revenue per ton decreased due to lower revenue per ton generated from some of the acquired leases.
Other Operating Results
     In addition to coal and aggregate royalty revenues, we generated approximately 22% of our three months ended March 31, 2011 revenues from other sources, as compared to 24% for the same period of 2010. The most significant decrease in these other sources of revenue occurred due to a substantial minimum royalty paid by Cline with respect to the Colt reserves that is recoupable beginning in 2011, therefore not recognized as revenue. In addition, we received an oil and gas lease bonus as well as oil and gas revenues related to our BRP venture with International Paper. Other sources of revenue include: coal processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber.
     Coal Processing and Transportation Revenues. We generated $3.1 million and $1.6 million in processing revenues for the quarters ended March 31, 2011 and 2010. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities.
     In addition to our preparation plants, we own coal handling and transportation infrastructure in West Virginia, Ohio and Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. For the assets other than our loadout facility at the Shay No. 1 mine in Illinois, we operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $4.1 million and $2.8 million for the quarters ended March 31, 2011 and 2010.
     Both processing and transportation fees nearly doubled during the first quarter of 2011, due to increased production volumes and higher sales prices for the coal related to these assets.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization of $14.3 million and $11.4 million for the quarters ended March 31, 2011 and 2010. Depletion and amortization increased approximately $3.0 million for the three months ended March 31, 2011, is primarily due to a refinement in our contract amortization policy beginning in the second quarter of 2010 and higher production volumes.

•	General and administrative expenses were $10.2 million and $6.5 million for the quarters ended March 31, 2011 and 2010. The increases in general and administrative expense is primarily due to accruals under our long-term incentive plan attributable to fluctuations in our unit price, as well as increased expenses for additional employees and costs related to BRP LLC of approximately $0.9 million.
     Interest Expense. Interest expense remained nearly the same for the first three months of 2011 when compared to the first three months of 2010.
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
     Our credit facility matures in March 2012, and our credit ratios are within our debt covenants for both our credit facility and our outstanding senior notes. In addition, we are amortizing substantially all of our senior notes and have no immediate need to refinance. For a more complete discussion of factors that will affect our liquidity, please read “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010. During 2010 and the three months of 2011, we continued to review our banking relationships and our internal policies regarding deposit concentrations with specific attention to effectively managing risk in the current banking environment. As of March 31 2011, we had $121 million in available capacity under our credit facility. In April 2011 we completed a private placement of $200 million of senior unsecured notes. Proceeds from the senior notes were used to eliminate all of the outstanding borrowings under the revolving credit facility. As of March 31, 2011, we also had approximately $69.0 million of cash.
     Net cash provided by operations for the three months ended March 31, 2011 and 2010 was $47.0 million and $41.9 million, respectively. The most significant portion of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the three months March 31, 2011 and 2010 was $84.9 million and $46.2 million, respectively. Substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.
     Net cash flows provided by financing activities for the three months ended March 31, 2011 was $11.4 million. During the first three months of 2011, we had proceeds from loans of $85.0 million offset by repayment of debt of $15.2 million and distributions paid of $58.4 million. During the same period for 2010, net cash used in financing activities was $15.5 million, which included proceeds from loans of $46.0 million, principal repayments of $15.2 million, retirement of obligations related to acquisitions of $3.0 million and $43.3 million for distributions to partners.
Contractual Obligations and Commercial Commitments
     Credit Facility. We have a $300 million revolving credit facility, and as of the date of this report we had the full amount available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $450 million on the same terms. However, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available to us on existing or comparable terms.
     During 2011, our borrowings and repayments under our credit facility were as follows:

First
Quarter
(In thousands)
Outstanding balance, beginning of period	$94,000
Borrowings under credit facility	85,000
Less: Repayments under credit facility	—

Outstanding balance, ending period	$179,000

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
     On April 20, 2011, we completed a private placement of $200 million of senior unsecured notes with future closings for another $100 million of senior notes to be completed later in 2011. Proceeds from the senior notes were used to repay all of the $179 million outstanding under the revolving credit facility.
     A summary of the four tranches of senior notes is as follows:

Series	Amount	Interest Rate	Issue Date	Maturity
H	$ 75 million	4.73%	April 20, 2011	December 1, 2023
I	$125 million	5.03%	April 20, 2011	December 1, 2026
J	$ 50 million	5.03%	June 15, 2011	December 1, 2026
K	$ 50 million	5.18%	October 3, 2011	December 1, 2026
     All tranches have semi-annual interest payments beginning December 1, 2011, and equal annual principal payments beginning
December 1, 2014.
Long-Term Debt
     As of the date of this filing, our debt consisted of:
•	$35.0 million of 5.55% senior notes due 2013;

•	$37.7 million of 4.91% senior notes due 2018;

•	$150.0 million of 8.38% senior notes due 2019;

•	$76.9 million of 5.05% senior notes due 2020;

•	$1.9 million of 5.31% utility local improvement obligation due 2021;

•	$36.9 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$195.0 million of 5.82% senior notes due 2024;

•	$50.0 million of 8.92% senior notes due 2024; and

•	$125.0 million of 5.03% senior notes due 2026.

     We have a $300 million revolving credit facility, and as of the date of this report we had the full amount available to us under the facility. Other than the 5.55% senior notes due 2013, which have only semi-annual interest payments, all of our senior notes require annual principal payments in addition to semi-annual interest payments. The scheduled principal payments on the 8.38% senior notes due 2019 do not begin until March 2013, the scheduled principal payments on the 8.92% senior notes due 2024 do not begin until March 2014, and the scheduled principal payments on the 4.73% and 5.03% senior notes do not begin until December 2014. We also make annual principal and interest payments on the utility local improvement obligation.
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

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Reimbursement for services	$2,062	$1,791

     For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement” in our annual report filed on Form 10K for the year ended December 31, 2010.
     We lease substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas at market rates. The terms of the lease were approved by our Conflicts Committee. We pay $0.5 million each year in lease payments.

Transactions with Cline Affiliates
     Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 15,017,441 common units. At March 31, 2011, we had accounts receivable totaling $4.7 million from Cline affiliates. Revenues from Cline affiliates are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Coal royalty revenues	$9,179	$5,305
Coal processing fees	701	128
Transportation fees	4,099	2,409
Minimums recognized as revenue	—	3,100
Override revenue	451	443

	$14,430	$11,385

     As of March 31, 2011, we have received $51.2 million in minimum royalty payments to date that have not been recouped by Cline affiliates of which $4.2 million was received in the current year.
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

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Coal processing revenue	$2,207	$968

     At March 31, 2011, we had accounts receivable totaling $1.7 million from Taggart.
     In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
	(Unaudited)
Coal royalty revenue	$334	$453

     We also had accounts receivable totaling $0.1 million from Kopper-Glo at March 31, 2011.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of March 31, 2011. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.

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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. At March 31, 2011, we had $179 million outstanding in variable interest rate debt.

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
Item 1A. Risk Factors
     During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits

4.1	—	Fourth Supplement to Note Purchase Agreements, dated as of April 20, 2011 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2011).

4.2*	—	Form of Series H Note.

4.3*	—	Form of Series I Note.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*	—	The following financial information from the quarterly report on Form 10-Q of Natural Resource Partners L.P. for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 5, 2011

	By:	/s/ Corbin J. Robertson, Jr. Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011

	By:	/s/ Dwight L. Dunlap Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: May 5, 2011

	By:	/s/ Kenneth Hudson Kenneth Hudson
Controller
(Principal Accounting Officer)