Form 10-Q
period 2011-09-30
NATURAL RESOURCE PARTNERS LP
filed 2011-11-08
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 8, 2011 there were 106,027,836 Common Units outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150,112	$95,506
Accounts receivable, net of allowance for doubtful accounts	34,538	26,195
Accounts receivable — affiliates	12,342	7,915
Other	391	910

Total current assets	197,383	130,526
Land	24,533	24,543
Plant and equipment, net	49,228	62,348
Coal and other mineral rights, net	1,289,874	1,281,636
Intangible assets, net	109,885	161,931
Loan financing costs, net	4,782	2,436
Other assets, net	579	616

Total assets	$1,676,264	$1,664,036

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$2,100	$1,388
Accounts payable — affiliates	—	499
Obligation related to acquisitions	500	—
Current portion of long-term debt	30,801	31,518
Accrued incentive plan expenses — current portion	7,690	6,788
Property, franchise and other taxes payable	4,499	6,926
Accrued interest	8,101	9,811

Total current liabilities	53,691	56,930
Deferred revenue	108,093	109,509
Accrued incentive plan expenses	10,431	11,347
Long-term debt	786,268	661,070
Partners’ capital:
Common units outstanding (106,027,836)	701,602	806,529
General partner’s interest	11,995	14,132
Non-controlling interest	4,691	5,065
Accumulated other comprehensive loss	(507)	(546)

Total partners’ capital	717,781	825,180

Total liabilities and partners’ capital	$1,676.264	$1,664,036

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Coal royalties	$76,430	$60,142	$211,583	$165,135
Aggregate royalties	2,099	1,606	5,124	2,847
Coal processing fees	3,967	2,343	10,229	6,680
Transportation fees	4,765	4,285	12,608	11,103
Oil and gas royalties	5,059	1,013	10,047	4,200
Property taxes	2,974	3,552	9,563	8,985
Minimums recognized as revenue	1,582	3,782	3,930	10,574
Override royalties	4,131	2,625	10,666	8,749
Other	2,764	1,404	6,282	5,586

Total revenues	103,771	80,752	280,032	223,859
Operating costs and expenses:
Depreciation, depletion and amortization	19,153	16,195	49,641	44,048
Asset impairment	90,932	—	90,932	—
General and administrative	5,521	8,761	22,156	22,103
Property, franchise and other taxes	3,915	4,580	10,918	11,812
Transportation costs	540	614	1,531	1,436
Coal royalty and override payments	233	258	700	1,251

Total operating costs and expenses	120,294	30,408	175,878	80,650

Income (loss) from operations	(16,523)	50,344	104,154	143,209
Other income (expense):
Interest expense	(12,779)	(10,204)	(35,795)	(31,279)
Interest income	16	13	40	25

Income (loss) before non-controlling interest	(29,286)	40,153	68,399	111,955
Less non-controlling interest	—	—	(51)	—

Net income (loss)	$(29,286)	$40,153	$68,348	$111,955

Net income (loss) attributable to:
General partner	$(586)	$803	$1,367	$1,720

Holders of incentive distribution rights	—	$—	$—	$25,966

Limited partners	$(28,700)	$39,350	$66,981	$84,269

Basic and diluted net income (loss) per limited partner unit	$(0.27)	$0.51	$0.63	$1.14

Weighted average number of units outstanding	106,028	77,896	106,028	73,792

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income	$68,348	$111,955
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation, depletion and amortization	49,641	44,048
Gain on sale of assets	(1,058)	—
Asset impairment	90,932	—
Non-cash interest charge, net	493	415
Non-controlling interest	51	—
Change in operating assets and liabilities:
Accounts receivable	(12,770)	(5,341)
Other assets	556	620
Accounts payable and accrued liabilities	213	303
Accrued interest	(1,710)	(7,458)
Deferred revenue	26,067	29,254
Accrued incentive plan expenses	(14)	2,425
Property, franchise and other taxes payable	(2,427)	(561)

Net cash provided by operating activities	218,322	175,660

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(107,509)	(111,176)
Acquisition or construction of plant and equipment	(325)	(4,320)
Proceeds from sale of assets	5,500	808

Net cash used in investing activities	(102,334)	(114,688)

Cash flows from financing activities:
Proceeds from loans	335,000	85,000
Debt issuance costs	(2,774)	—
Proceeds from issuance of units	—	110,436
Repayment of loans	(210,519)	(106,234)
Capital contribution	—	2,350
Payment of obligation related to acquisitions	(7,625)	(9,169)
Costs associated with equity transactions	(141)	(152)
Fees associated with the elimination of the IDR’s	—	(2,170)
Distributions to partners	(175,323)	(151,427)

Net cash used in financing activities	(61,382)	(71,366)

Net increase (decrease) in cash and cash equivalents	54,606	(10,394)
Cash and cash equivalents at beginning of period	95,506	82,634

Cash and cash equivalents at end of period	$150,112	$72,240

Supplemental cash flow information:
Cash paid during the period for interest	$37,074	$38,292

Non-cash activities:
Mineral rights to be received	$—	$13,249
Non-controlling interest	$373	$(7,355)
Obligation related to purchase of reserves and infrastructure	$4,100	$6,200
Liability associated with an acquisition	$—	$1,268
The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Organization
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for future periods.
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

     CALX Resources. In February 2011, the Partnership acquired approximately 500 acres of mineral and surface rights related to limestone reserves on the Tennessee River near Paducah, Kentucky for $16.0 million, of which $15.5 million has been paid at September 30, 2011 and the remaining $0.5 million will be paid as certain milestones are completed.
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
     The transaction was accounted for as a business combination and the assets and liabilities of the venture are included in the consolidated balance sheet. The following table summarizes the final allocation of the purchase price fair values of the assets acquired and liabilities assumed for the BRP transaction:

Final
Fair Value
(In thousands)
(unaudited)
Coal and other mineral rights	$45,329
Intangible assets	$1,863

Capital contribution	$42,500
Non-controlling interests	$4,692
     Approximately $38.3 million of the total $47.2 million asset fair value, as well as the value of the $4.7 million non-controlling interest, were estimated using an expected cash flows approach. The remaining assets fair value was determined using a Level 2 market approach.
     Operations of the venture are included from June 1, 2010, the effective date of acquisition. Total net income from startup through December 31, 2010 was $2.3 million and for the nine months ended September 30, 2011 was $4.0 million. The venture operating agreement provides that net income of the venture only be allocated to the non-controlling interests after the preferential cumulative annual distribution.
     Transaction expenses related to the acquisition through December 31, 2010 were $2.5 million. For the nine months ended September 30, 2011, transaction expenses were $0.5 million and are included in general and administrative expenses in the accompanying Consolidated Statements of Income.
     Sierra Silica. In April 2010, the Partnership acquired the rights to silica reserves on approximately 1,000 acres of property in Northern California for $17.0 million.
     Colt. In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. As of September 30, 2011, the Partnership had acquired approximately 92.1 million tons of reserves for approximately $175 million, including $70.0 million paid during the first quarter 2011. Future closings anticipated through 2012 will be associated with completion of certain milestones related to the new mine.

4. Asset Impairment
     In October 2011, the Partnership was informed by Gatling LLC, a Cline affiliate, that it was no longer projecting production from the West Virginia mine. The Partnership and Gatling have amended the lease with respect to this property to provide that the existing minimum royalty balance of $24.1 million is non-recoupable, that Gatling will pay $3.4 million in non-recoupable minimum royalties over the next two quarters that the minimums will be reduced after the first quarter of 2012, and that Gatling will continue to maintain and ventilate the mine. Considering all information available at this time, the Partnership has determined that its investment in the Gatling West Virginia property will not be fully recovered by future cash flows. The assets include coal reserves, certain above market intangibles and coal transportation equipment.
     The unaudited net book value as of September 30, 2011 and calculated fair values of the assets relating to the Gatling West Virginia operation is as follows:

		Net Book
	Fair Value	Value
	(In thousands)
Coal and other mineral rights, net	$5,404	$76,003
Intangible assets, net	—	43,855
Plant and equipment, net	2,600	6,561

Total	$8,004	$126,419

     The fair value of the coal rights and transportation equipment was estimated using Level 2 market approaches. The market approaches include references to recent comparable transactions. Since Gatling, LLC is no longer projecting production in the foreseeable future, the related royalty and transportation contract intangible assets were estimated to have no fair value as of the measurement date.
     The asset impairment of $118.4 million was offset by $24.1 million of recoupable minimum payments received from Gatling, LLC to date and $3.4 million in cash payments to be received, resulting in a net asset impairment of $90.9 million, which is included in operating costs and expenses on the Consolidated Statements of Income.
5. Plant and Equipment
The Partnership’s plant and equipment consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Plant construction in process	$—	$6,279
Plant and equipment at cost	70,810	81,906
Less accumulated depreciation	(21,582)	(25,837)

Net book value	$49,228	$62,348

     Under the provisions of one of the Partnership’s tipple leases, the lessee exercised its option to purchase the tipple and corresponding land for fair market value, which is greater than the carrying amount of the asset. In May 2011, the lessee paid a $1.0 million deposit that was nonrefundable. In August 2011, the lessee paid the remaining $4.5 million to complete the purchase of the tipple. The Partnership recognized a gain on the sale in the third quarter of $1.1 million included in Other Revenue on the Consolidated Statements of Income.

	Nine months ended
	September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$6,681	$6,238

6. Coal and Other Mineral Rights
     The Partnership’s coal and other mineral rights consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,670,147	$1,629,286
Less accumulated depletion and amortization	(380,273)	(347,650)

Net book value	$1,289,874	$1,281,636

	Nine months ended
	September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral rights	$34,711	$28,285

7. Intangible Assets
     Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	September 30,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Contract intangibles	$124,087	$180,233
Less accumulated amortization	(14,202)	(18,302)

Net book value	$109,885	$161,931

	Nine months ended
	September 30,
	2011	2010
	(In thousands)
	(Unaudited)
Total amortization expense on intangible assets	$8,248	$9,524

     The estimates of future expense for the periods indicated below are based on current mining plans, which are subject to revision in future periods.

Estimated Amortization
Expense
(In thousands)
(Unaudited)
Remainder of 2011	$2,325
For year ended December 31, 2012	5,173
For year ended December 31, 2013	4,519
For year ended December 31, 2014	4,519
For year ended December 31, 2015	4,519

8. Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)
$300 million floating rate revolving credit facility, due August 2016	$—	$94,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	32,317	37,650
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	69,230	76,923
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,922	2,115
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	33,600	36,900
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	—
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	195,000	210,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	—

Total debt	817,069	692,588
Less — current portion of long term debt	(30,801)	(31,518)

Long-term debt	$786,268	$661,070

Principal payments due in:

	Senior Notes	Credit Facility	Total
		(In thousands)
		(Unaudited)
Remainder of 2011	$—	$—	$—
2012	30,801	—	30,801
2013	87,230	—	87,230
2014	77,137	—	77,137
2015	77,137	—	77,137
Thereafter	544,764	—	544,764

	$817,069	$—	$817,069

The senior note purchase agreement contains covenants requiring our operating subsidiary to:
•	Maintain a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;
•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and
•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.
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
     The Partnership made principal payments of $31.5 million on its senior notes during the nine months ended September 30, 2011.
     On August 10, 2011, the Partnership completed an amendment and restatement of its $300 million revolving credit facility. The amendment extends the term of the credit facility to August 2016. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. Also, the accordion feature in the credit facility, where the Partnership may request its lenders to increase their aggregate commitment, increased to a maximum of $500 million on the same terms. However, the Partnership cannot be certain that its lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, the Partnership may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available on existing or comparable terms.
     At September 30, 2011 the Partnership did not have any outstanding balance on its revolving credit facility, while at December 31, 2010 the Partnership had $94.0 million. The weighted average interest rates for the nine months ended September 30, 2011 and the year ended December 31, 2010 were 1.83% and 1.42%, respectively.
     The revolving credit facility contains covenants requiring the Partnership to maintain:
•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) not to exceed 4.0 to 1.0; and
•	a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) not less than 3.5 to 1.0 for the four most recent quarters.
     The Partnership was in compliance with all terms under its long-term debt as of September 30, 2011.
9. Fair Value
     The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value of the Partnership’s long-term debt was estimated to be $862.6 million and $596.1 million at September 30, 2011 and December 31, 2010, respectively, for the senior notes. The carrying value of the Partnership’s senior notes was $817.1 million and $598.6 million at September 30, 2011 and December 31, 2010, respectively. The fair value is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility is variable rate debt, its fair value approximates its carrying amount.
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
     The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
		(Unaudited)
Reimbursement for services	$2,050	$1,823	$6,203	$5,403

     The Partnership leases substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.5 million in lease payments each year through December 31, 2018.
Cline Affiliates
     Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. At September 30, 2011, Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner, as well as 16,686,672 common units. Revenues from the Cline affiliates are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
		(Unaudited)
Coal royalty revenues	$16,244	$9,873	$30,673	$22,655
Coal processing fees	885	344	2,078	785
Transportation fees	4,765	4,271	12,609	10,671
Minimums recognized as revenue	—	3,100	—	9,300
Override revenue	704	718	1,384	1,437

	$22,598	$18,306	$46,744	$44,848

     At September 30, 2011, the Partnership had accounts receivable totaling $10.7 million from Cline affiliates, and had received $43.0 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $14.8 million was received in the current year.
     The Partnership recognized an asset impairment of $90.9 million during the third quarter of 2011 related to several of the Partnership’s assets at the Gatling WV location. These assets are leased by one of the Cline affiliates.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
		(Unaudited)
Coal processing revenues	$2,962	$1,666	$7,587	$4,014

     At September 30, 2011, the Partnership had accounts receivable totaling $1.5 million from Taggart.
     A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
		(Unaudited)
Coal royalty revenues	$440	$363	$1,192	$1,195

     The Partnership also had accounts receivable totaling $0.1 million from Kopper-Glo at September 30, 2011.
11. Commitments and Contingencies
   Legal
     The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.
   Environmental Compliance
     The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of September 30, 2011. The Partnership is not associated with any environmental contamination that may require remediation costs.

   Acquisition
     In conjunction with a definitive agreement, as of September 30, 2011, the Partnership may be obligated to purchase in excess of 100 million additional tons of coal reserves from Colt, LLC for an aggregate purchase price of $80.0 million over the next year as certain milestones are completed relating to construction of a new mine.

12. Major Lessees
     Revenues from lessees that exceeded ten percent of total revenues for the periods as presented below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	(Dollars in thousands)
	(Unaudited)
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Natural Resources	$27,718	27%	$20,629	26%	$82,010	29%	$59,570	27%
The Cline Group	$22,598	22%	$18,306	23%	$46,744	17%	$44,858	20%
     In the first nine months of 2011, the Partnership derived over 46% of its total revenue from the two companies listed above. As a result, the Partnership has a significant concentration of revenues with those lessees, although in most cases, with the exception of the Williamson mine operated by an affiliate of the Cline group, the exposure is spread out over a number of different mining operations and leases. Cline’s Williamson mine alone was responsible for approximately 11% of our total revenues for the first nine months of 2011. As a result of the merger of Alpha Natural Resources and Massey Energy Company, all prior period revenues from Massey have been combined with those of Alpha for presentation purposes in this 10-Q.
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
     A summary of activity in the outstanding grants during 2011 is as follows:

Outstanding grants at January 1, 2011	753,868
Grants during the year	279,078
Grants vested and paid during the year	(162,186)
Forfeitures during the year	—

Outstanding grants at September 30, 2011	870,760

     Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.17% to 0.41% and 34.29% to 49.10%, respectively at September 30, 2011. The Partnership’s annual distribution rate of 6.58% and historical forfeiture rate of 2.85% were used in the calculation at September 30, 2011. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $0.6 million and $3.1 million and $6.1 million and $5.4 million for the three and nine month periods ended September 30, 2011 and 2010, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first three months of the year. Payments of $5.7 million and $3.2 million were made during the nine month periods ended September 30, 2011 and 2010, respectively.

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
     The unaccrued cost, associated with the unvested outstanding grants and related DERs at September 30, 2011, was $13.6 million.
14. Equity Transactions, including Distributions
     On August 12, 2011, the Partnership paid a quarterly distribution $0.54 per unit to all holders of common units.
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
15. Subsequent Events
     The following represents material events that have occurred subsequent to September 30, 2011 through the time of the Partnership’s filing with the Securities and Exchange Commission:
     Issuance of Senior Notes
     On October 3, 2011, the Partnership issued $50 million of senior notes, bearing an interest rate of 5.18% and maturing in December 2026.
     Distributions
     On October 21, 2011, the Partnership declared a distribution of $0.55 per unit to be paid on November 14, 2011 to unitholders of record on November 4, 2011.

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
     In addition to coal and aggregate royalty revenues, we generated approximately 24% of our first nine months 2011 revenues from other sources, as compared to 25% in the first nine months of 2010. Other sources of revenue include: coal processing and transportation fees; overriding royalties; oil and gas royalties; wheelage payments; rentals; property tax revenue; and timber sales.
     Our Current Liquidity Position
     In August 2011, we amended and restated our credit facility, extending the maturity to August 2016. As of September 30, 2011, we had the full $300 million in available capacity under our credit facility and approximately $150 million in cash. Following the end of the quarter, we issued the final tranche of $50 million of senior notes from our $300 million senior notes transaction earlier in the year. A portion of the proceeds from the October issuance of senior notes as well as approximately $40.9 million from our June issuance of senior notes are designated for specific future acquisitions, including the completion of the Hillsboro acquisition, which is now expected to occur in the first half of 2012. We believe that the combination of our capacity under our credit facility and our cash on hand gives us enough liquidity to meet our current capital needs.
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
     Current Results
     For the nine months ended September 30, 2011, our lessees produced 41.7 million tons of coal and aggregates, generating $216.7 million in royalty revenues from our properties, and our total revenues were $280.0 million. During the first nine months, we benefitted from our substantial exposure to metallurgical coal, from which we derived approximately 45% of our coal royalty revenues and 35% of the related production. Although the market softened slightly during the third quarter, the prices received by our lessees for metallurgical coal remained at high levels, resulting in significantly improved results, especially from our Central Appalachian properties. Looking forward, Cliffs Natural Resources announced on October 11 that its Pinnacle Mine in West

Virginia, a significant producer of metallurgical coal, had resumed operation, which was earlier than expected. In addition, Cliff’s Oak Grove Mine in Alabama continued to repair extensive damage to its preparation plant and mine infrastructure following the tornados earlier in the year, and anticipates having the plant back in operation in January 2012.
     We have continued to diversify our holdings by expanding our presence in the Illinois Basin and through additional aggregates and other mineral acquisitions, including oil and gas royalties. Our expansion into Illinois is primarily through the acquisition of reserves by us and the development of greenfield mines by Cline. These projects take several years to reach full production, and it is difficult for us to forecast the timing of completion of the projects. To protect against this risk, we are receiving significant minimum royalties with respect to each of the projects. Although minimums provide cash to us that can be distributed to our limited partners, the minimums are generally not revenue to us until recouped through production or at the end of the recoupment period. Thus, to the extent that the development takes longer than anticipated to begin production, it will impact the revenues that we receive in the future.
     Issues at Gatling Mines in West Virginia and Ohio
     Operations at the Gatling, West Virginia mine were idled in April 2010 and had not been restarted as of the end of the third quarter 2011. In October 2011, Gatling LLC, the Cline affiliate that owns the mine, informed us that it was no longer projecting production from the mine for the foreseeable future and is considering selling the mine. NRP and Gatling have amended the lease with respect to this property to provide that the existing minimum royalty balance of $24.1 million is non-recoupable, that Gatling will pay $3.4 million in non-recoupable minimum royalties over the next two quarters, that the minimums will be reduced after the first quarter of 2012, and that Gatling will continue to maintain and ventilate the mine. This property has not been in production since April 2010 and NRP’s 2011guidance has never included any production or revenues for the property.
     Considering all information available at this time, we have determined that our investment in the Gatling, West Virginia property will not be fully recovered by future cash flows. The net book value of the assets relating to this operation was $126.4 million as of September 30, 2011, and as of the date of this report, we had received $24.1 million in unrecouped minimum royalties. Due to the circumstances noted above, we recognized an impairment charge of $90.9 million during the third quarter of 2011 with respect to the Gatling, West Virginia assets. NRP does not believe that the non-cash impairment will materially impact its future revenues or distributable cash flow.
     In addition to the impairment of the assets associated with the Gatling West Virginia mine, another Cline affiliate, Gatling Ohio, LLC, has recently encountered adverse geologic conditions at its mine across the Ohio River in Meigs County, Ohio. This represents less than 1% of our current and future revenues. Historically, two continuous miner units have operated in the mine, but one of those two units has recently shut down due to the incursion of significant sandstone into the coal seam. The productivity of the other mining unit has also declined, and Gatling Ohio has informed us that it may be uneconomic for it to continue to operate the mine unless conditions improve in the near future. Gatling Ohio is currently conducting drilling operations to test the geology and determine the next steps for the operation. The net book value of the assets relating to this operation was $93.6 million as of September 30, 2011. As of the date of this report, we have received $9.6 million in unrecouped minimum royalties. Considering all available information at this time, we have completed an undiscounted cash flow analysis of the assets relating to this operation and determined the undiscounted cash flows exceed those assets’ carrying values. However, if the mine ceases to be operational in future periods or new information becomes available in future periods, the estimated cash flows may change and we may determine that some of the assets associated with the mine have suffered impairment. This decision and an associated impairment charge could have a material adverse impact on our earnings in the period in which any impairment is recognized, but it would not materially impact our cash flows from operations or our distributable cash flow.
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
Reconciliation of GAAP “Net cash provided by operating activities”
to Non-GAAP “Distributable cash flow ”

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
		(Unaudited)
Net cash provided by operating activities	$79,642	$62,107	$218,322	$175,660
Less scheduled principal payments	(7,692)	(7,692)	(31,518)	(32,234)
Less reserves for future principal payments	(7,700)	(7,880)	(23,459)	(23,819)
Add reserves used for scheduled principal payments	7,692	7,692	31,518	32,234

Distributable cash flow	$71,942	$54,227	$194,863	$151,841

Recent Acquisitions
     We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.
     Royal. In July 2011, we acquired approximately 44,000 acres of coal reserves and coal bed methane located in Pennsylvania and Illinois from Royal Oil and Gas Corporation for $8.0 million.
     NBR Sand. In June 2011, we acquired an overriding royalty interest in approximately 711 acres of frac sand reserves near Tyler, TX for $16.5 million.
     East Tennessee Materials. In March 2011, we acquired approximately 500 acres of mineral and surface rights related to limestone reserves in Cleveland, Tennessee near Chattanooga for $4.7 million.
     CALX Resources. In February 2011, we acquired approximately 500 acres of mineral and surface rights related to limestone reserves on the Tennessee River near Paducah, Kentucky for $16.0 million, of which $15.5 million was paid as of the date of this filing and the remaining $0.5 million will be paid as certain milestones are completed.
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
     North American Limestone. In April 2010, we signed an agreement to build and own for the construction of a fine grind processing facility for high calcium carbonate limestone located in Putnam County, Indiana. We lease the facility to a local operator. The total cost of the facility was $6.5 million.
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

Results of Operations

	Three Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2011	2010
	(In thousands, except percent and per ton data)
		(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$4,731	$4,883	$(152)	(3)%
Central	50,595	38,418	12,177	32%
Southern	1,554	5,520	(3,966)	(72)%

Total Appalachia	56,880	48,821	8,059	17%
Illinois Basin	15,767	9,278	6,489	70%
Northern Powder River Basin	3,622	2,033	1,589	78%
Gulf Coast	161	10	151	—

Total	$76,430	$60,142	$16,288	27%

Production (tons)
Appalachia
Northern	1,156	1,177	(21)	(2)%
Central	7,406	7,051	355	5%
Southern	290	763	(473)	(62)%

Total Appalachia	8,852	8,991	(139)	(2)%
Illinois Basin	3,574	2,389	1,185	50%
Northern Powder River Basin	1,119	987	132	13%
Gulf Coast	80	3	77	—

Total	13,625	12,370	1,255	10%

Average gross royalty per ton
Appalachia
Northern	$4.09	$4.15	$(0.06)	(1)%
Central	6.83	5.45	1.38	25%
Southern	5.36	7.23	(1.87)	(26)%
Total Appalachia	6.43	5.43	1.00	18%
Illinois Basin	4.41	3.88	0.53	14%
Northern Powder River Basin	3.24	2.06	1.18	57%
Gulf Coast	2.01	3.33	(1.32)	(40)%
Combined average gross royalty per ton	5.61	$4.86	$0.75	15%
Aggregates:
Royalty revenue	$2,099	$1,606	$493	31%
Production	1,682	1,193	489	41%
Average base royalty per ton	$1.25	$1.35	$(0.10)	(7)%
Oil and Gas:
Oil and gas royalties	$5,059	$1,013	$4,046	400%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 74% of our total revenue for each of the three month periods ended September 30, 2011 and 2010, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to higher metallurgical coal prices being realized by our lessees, coal royalty revenues increased in the three month period ended September 30, 2011 compared to the same period of 2010. Production in the Central Appalachian region increased slightly due to some mines operating nearer to their capacity for the entire quarter due to the reconstruction of an associated preparation plant in late 2010, and some lessees having a higher proportion of their production on our properties. These production increases were in part offset in the Southern Appalachian region due to the temporary idling of the Oak Grove mine due to damage to a preparation plant caused by a tornado in late April 2011.

     Illinois Basin. Production increased due to increased shipments from the Williamson and Macoupin properties for the three months ended September 30, 2011. The lessees were able to reduce inventory and ship tonnages that were deferred earlier in the year due to the flooding on the Mississippi River.
     Northern Powder River Basin. Both production and coal royalty revenues increased on our Western Energy property, due to the normal variations that occur due to the checkerboard nature of ownership. The lessee was also able to realize a higher sales price, which further contributed to the increase in coal royalty revenue.
     Aggregates Royalty Revenues and Production. Aggregate production and revenue both increased for the quarter ended September 30, 2011, primarily due to the volumes generated from acquisitions completed during 2010 and 2011, particularly the BRP properties. The revenue per ton decreased due to lower revenue per ton generated from some of our leases.
     Oil and Gas Royalty Revenues. Oil and gas royalty revenues increased significantly due to the 2010 acquisition of the BRP properties from International Paper.

	Nine Months Ended		Increase	Percentage
	September 30,		(Decrease)	Change
	2011	2010
	(In thousands, except percent and per ton data)
		(Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$14,592	$14,224	$368	3%
Central	151,156	108,751	42,405	39%
Southern	9,742	15,795	(6,053)	(38)%

Total Appalachia	175,490	138,770	36,720	26%
Illinois Basin	29,598	20,307	9,291	46%
Northern Powder River Basin	6,135	6,048	87	1%
Gulf Coast	360	10	350	—

Total	211,583	165,135	46,448	28%

Production (tons)
Appalachia
Northern	3,530	3,676	(146)	(4)%
Central	22,756	20,417	2,339	11%
Southern	1,410	2,297	(887)	(39)%

Total Appalachia	27,696	26,390	1,306	5%
Illinois Basin	7,118	5,287	1,831	35%
Northern Powder River Basin	2,024	3,259	(1,235)	(38)%
Gulf Coast	271	3	268	—

Total	37,109	34,939	2,170	6%

Average gross royalty per ton
Appalachia
Northern	$4.13	$3.87	$0.26	7%
Central	6.64	5.33	1.31	25%
Southern	6.91	6.88	0.03	—
Total Appalachia	6.34	5.26	1.08	21%
Illinois Basin	4.16	3.84	0.32	8%
Northern Powder River Basin	3.03	1.86	1.17	63%
Gulf Coast	1.33	3.33	(2.00)	(60)%
Combined average gross royalty per ton	$5.70	$4.73	$0.97	21%

Aggregates:
Royalty revenue	$5,030	$3,486	$1,544	44%
Aggregate royalty bonus	$94	$(639)	$733	—
Production	4,618	2,576	2,042	79%
Average base royalty per ton	$1.09	$1.35	$(0.26)	(19)%

Oil and Gas:
Oil and gas royalties	$10,047	$4,200	$5,847	139%
     Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 76% and 74% of our total revenue for each of the nine month periods ended September 30, 2011 and 2010, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:
     Appalachia. Primarily due to higher metallurgical coal prices being realized by our lessees, coal royalty revenues increased in the nine month period ended September 30, 2011 compared to the same period of 2010. Production in the Central Appalachian region increased due to some mines operating for the entire nine months due to the reconstruction of an associated preparation plant completed late in 2010, and some lessees having a higher proportion of their production on our properties. These production increases were in part offset in the Southern Appalachian region due to the temporary idling of the Oak Grove mine due to damage to a preparation plant caused by a tornado in late April 2011, and some production moving off our property during 2011.

     Illinois Basin. Production increased due to improved shipments from the Williamson and Macoupin properties for the nine months ended September 30, 2011 versus the same period in 2010, as the mines continue to increase its production. The Williamson mine production increased in part due to a shorter longwall move time during 2011.
     Northern Powder River Basin. Coal royalty revenues from our Western Energy property were nearly constant despite lower production from our properties. Production decreased due to the normal variations that occur due to the checkerboard nature of ownership, but was partially more than offset by higher sales price realized by the lessee.
     Aggregates Royalty Revenues and Production. Aggregate production and revenue both increased for the nine months ended September 30, 2011, primarily due to the volumes generated from acquisitions completed during 2010 and early 2011, particularly the BRP properties. The revenue per ton decreased due to lower revenue per ton generated from some of our leases.
     Oil and Gas Royalty Revenues. Oil and gas royalty revenues increased significantly due to the 2010 acquisition of the BRP properties from International Paper.
     Other Operating Results
     In addition to coal and aggregate royalty revenues, we generated approximately 24% of our first nine months 2011 revenues from other sources, as compared to 25% for the same period of 2010. The most significant decrease in these other sources of revenue occurred due to a substantial minimum royalty paid by Cline with respect to the Colt reserves that was not recoupable in 2010 but became recoupable beginning in 2011. In addition, we received an oil and gas lease bonus as well as oil and gas revenues related to our BRP venture with International Paper. Other sources of revenue include: coal processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales.
     Coal Processing and Transportation Revenues. We generated $4.0 million and $2.3 million in processing revenues for the quarters ended September 30, 2011 and 2010, respectively and $10.2 million and $6.7 million for the nine months ended September 30, 2011 and 2010, respectively. We do not operate the preparation plants, but receive a fee for coal processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the coal that is processed through the facilities and the higher coal prices resulted in improved revenues for these facilities.
     In addition to our preparation plants, we own coal handling and transportation infrastructure in West Virginia, Ohio and Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. For the assets other than our loadout facility at the Shay No. 1 mine in Illinois, we operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $4.8 million and $4.3 million for the quarters ended September 30, 2011 and 2010, respectively and $12.6 million and $11.1 million for the nine months ended September 30, 2011 and 2010, respectively.
     Operating costs and expenses. Included in total expenses are:
•	Depreciation, depletion and amortization of $19.2 million and $16.2 million for the quarters ended September 30, 2011 and 2010 and $49.6 million and $44.0 million for the nine months ended September 30, 2011 and 2010. Depletion and amortization increased approximately $5.6 million for the nine months ended September 30, 2011, primarily due to increased oil and gas depletion on our BRP properties.

•	General and administrative expenses were $5.5 million and $8.8 million for the quarters ended September 30, 2011 and 2010 and $22.2 million and $22.1 million the nine month periods ending September 30, 2011 and 2010, respectively. General and administrative expenses for the three months ended September 30, 2011 decreased $3.2 million compared to the same period in 2010, primarily due to lower accruals under our long-term incentive plan attributable to our lower unit price. For the nine months ended September 30, 2011 and 2010 accruals were nearly the same.
     Interest Expense. Interest expense increased approximately $2.6 million for the quarter ending September 30, 2011 over the same period in 2010 and the nine months ended September 30, 2011 was up approximately $4.5 million over the nine months ended September 30, 2010. These increases reflect the issuance of new senior notes during 2011 at higher interest rates than our credit facility.

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
     In August 2011, we amended and extended our credit facility until August 2016. Our credit ratios are within our debt covenants for both our credit facility and our outstanding senior notes. In addition, we are amortizing substantially all of our senior notes and have no immediate need to refinance. For a more complete discussion of factors that will affect our liquidity, please read “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2010. As of September 30, 2011, we had the full $300 million in available capacity under our credit facility. As of September 30, 2011, we also had approximately $150.1 million of cash.
     Net cash provided by operations for the nine months ended September 30, 2011 and 2010 was $218.3 million and $175.7 million, respectively. The most significant portion of our cash provided by operations is generated from coal royalty revenues.
     Net cash used in investing activities for the nine months September 30, 2011 and 2010 was $102.3 million and $114.7 million, respectively. Substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.
     Net cash flows used in financing activities for the nine months ended September 30, 2011 was $61.4 million. During the first nine months of 2011, we had proceeds from loans of $335.0 million offset by repayment of debt of $210.5 million, retirement of obligations related to acquisitions of $7.6 million and distributions paid of $175.3 million. During the same period for 2010, net cash used in financing activities was $71.4 million, which included proceeds from loans of $85 million offset by debt repayments of $106.2 million, proceeds from issuance of units was $110.4 million, retirement of obligations related to acquisitions of $9.2 million and $151.4 million for distributions to partners.
Contractual Obligations and Commercial Commitments
     Credit Facility. We amended and restated our $300 million revolving credit facility in August 2011, and as of the date of this report we had the full amount available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $500 million on the same terms. However, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available to us on existing or comparable terms.
     During 2011, our borrowings and repayments under our credit facility were as follows:

		Quarters Ending
	March 31,	June 30,	September 30,
	2011	2011	2011
		(In thousands)
		(Unaudited)
Outstanding balance, beginning of period	$94,000	$179,000	$—
Borrowings under credit facility	85,000	—	—
Less: Repayments under credit facility	—	179,000	—

Outstanding balance, ending period	$179,000	$—	$—

     Our obligations under the credit facility are unsecured but are guaranteed by our operating subsidiaries. We may prepay all loans at any time without penalty. Indebtedness under the revolving credit facility bears interest, at our option, at either:
•	the Alternate Base Rate (as defined in the credit agreement) plus an applicable margin ranging from 0% to 1%; or

•	the Adjusted LIBO Rate (as defined in the credit agreement) plus an applicable margin ranging from 1.00% to 2.25%.
     We incur a commitment fee on the unused portion of the revolving credit facility at a rate ranging from 0.18% to 0.40% per annum.
     The credit agreement contains covenants requiring us to maintain:
•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) not to exceed 4.0 to 1.0; and

•	a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) not less than 3.5 to 1.0.
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
     As of the date of this filling, we have issued $300 million of additional senior unsecured notes. Proceeds from the senior notes were used to repay all of the outstanding balance under the revolving credit facility, and we have used, or will use, the remaining proceeds for acquisitions. All tranches have semi-annual interest payments beginning December 1, 2011, and equal annual principal payments beginning December 1, 2014.
Long-Term Debt
     As of the date of this filing, our debt consisted of:
•	$35.0 million of 5.55% senior notes due 2013;

•	$32.3 million of 4.91% senior notes due 2018;

•	$150.0 million of 8.38% senior notes due 2019;

•	$69.2 million of 5.05% senior notes due 2020;

•	$1.9 million of 5.31% utility local improvement obligation due 2021;

•	$33.6 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$195.0 million of 5.82% senior notes due 2024;

•	$50.0 million of 8.92% senior notes due 2024;

•	$175.0 million of 5.03% senior notes due 2026; and

•	$50.0 million of 5.18% senior notes due 2026.
     Other than the 5.55% senior notes due 2013, which have only semi-annual interest payments, all of our senior notes require annual principal payments in addition to semi-annual interest payments. The scheduled principal payments on the 8.38% senior notes due 2019 do not begin until March 2013, the scheduled principal payments on the 8.92% senior notes due 2024 do not begin until March 2014, and the scheduled principal payments on the 4.73%, 5.03% and 5.18% senior notes do not begin until December 2014. We also make annual principal and interest payments on the utility local improvement obligation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)
Reimbursement for services	$2,050	$1,823	$6,203	$5,403

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

Cline Affiliates
     Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 16,686,672 common units. Revenues from Cline affiliates are as follows:

	Three Months End		Nine Months End
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)
Coal royalty revenues	$16,244	$9,873	$30,673	$22,655
Coal processing fees	885	344	2,078	785
Transportation fees	4,765	4,271	12,609	10,671
Minimums recognized as revenue	—	3,100	—	9,300
Override revenue	704	718	1,384	1,437

	$22,598	$18,306	$46,744	$44,848

     At September 30, 2011, we had accounts receivable totaling $10.7 million from Cline affiliates. As of September 30, 2011, we had received $43.0 million in minimum royalty payments to date that have not been recouped by Cline affiliates, of which $14.8 million was received in the current year.
     We recognized an impairment of $ 90.9 million during the third quarter of 2011 related to several of our assets at the Gatling, WV location. These assets are leased by the one of the Cline affiliates.
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

	Three Months End		Nine Months End
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)
Coal processing revenue	$2,962	$1,666	$7,587	$4,014

     At September 30, 2011, we had accounts receivable totaling $1.5 million from Taggart.

     In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months End		Nine Months End
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
	(Unaudited)
Coal royalty revenue	$440	$363	$1,192	$1,195

     We also had accounts receivable totaling $0.1 million from Kopper-Glo at September 30, 2011.
Environmental
     The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of September 30, 2011. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.

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
Interest Rate Risk
     Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. At September 30, 2011, we did not have any variable interest rate debt.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits

4.1	—	Form of Series K Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 3, 2011).

10.1	—	Second Amended and Restated Credit Agreement, dated as of August 10, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 11, 2011).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*	—	The following financial information from the quarterly report on Form 10-Q of Natural Resource Partners L.P. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Submitted herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 8, 2011	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Dwight L. Dunlap
Dwight L. Dunlap, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 8, 2011	By:	/s/ Kenneth Hudson
Kenneth Hudson Controller (Principal Accounting Officer)