Form 10-K
period 2011-12-31
NATURAL RESOURCE PARTNERS LP
filed 2012-02-29
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐        No  ☑

The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they were affiliates of the registrant) was approximately $1.9 billion on June 30, 2011 based on a price of $33.17 per unit, which was the closing price of the Common Units as reported on the daily composite list for transactions on the New York Stock Exchange on that date.

As of February 29, 2012, there were 106,027,836 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

Forward-Looking Statements

Statements included in this Form 10-K are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding capital expenditures and acquisitions, expected commencement dates of mining, projected quantities of future production by our lessees producing from our reserves, and projected demand or supply for coal, aggregates and oil and gas that will affect sales levels, prices and royalties realized by us.

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

Natural Resource Partners L.P. is a limited partnership formed in April 2002, and we completed our initial public offering in October 2002. We engage principally in the business of owning, managing and leasing mineral properties in the United States. We own coal reserves in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2011, we owned or controlled approximately 2.3 billion tons of proven and probable coal reserves, and we also owned approximately 380 million tons of aggregate reserves in a number of states across the country. We do not operate any mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments. Our lessees are generally required to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton, in addition to minimum payments.

In 2011, our lessees produced 49.2 million tons of coal from our properties and our coal royalty revenues were $279.2 million. Processing fees and transportation fees added $30.2 million to our total revenues. In addition, we received $14.0 million in oil and gas royalties, and our lessees produced 5.9 million tons of aggregates resulting in aggregate royalties of $6.7 million.

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

Under our standard lease, lessees calculate royalty payments due us and are required to report tons of coal or aggregates removed as well as the sales prices of the extracted minerals. Therefore, to a great extent, amounts reported as royalty revenue are based upon the reports of our lessees. We periodically audit this information by examining certain records and internal reports of our lessees, and we perform periodic mine inspections to verify that the information that has been submitted to us is accurate. Our audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to us and the actual results from each property. Our audits and inspections, however, are in periods subsequent to when the revenue is reported and any adjustment identified by these processes might be in a reporting period different from when the royalty revenue was initially recorded.

Our royalty revenues are affected by changes in long-term and spot commodity prices, production volumes, unseasonal weather, lessees’ supply contracts and the royalty rates in our leases. The prevailing prices for coal and oil and gas depend on a number of factors, including the supply-demand relationship, the price and availability of alternative fuels, global economic conditions and governmental regulations. The prevailing price for aggregates generally depends on local economic conditions. In addition to their royalty obligation, our lessees are often subject to pre-established minimum monthly, quarterly or annual payments. These minimum rentals reflect amounts we are entitled to receive even if no mining activity occurred during the period. Minimum rentals are usually credited against future royalties that are earned as minerals are produced. We do not receive minimum royalties with respect to our oil and gas properties, but do typically receive bonus payments at the time of execution of the lease.

Because we do not operate any mines, we do not bear ordinary operating costs and have limited direct exposure to environmental, permitting and labor risks. As operators, our lessees are subject to environmental laws, permitting requirements and other regulations adopted by various governmental authorities. In addition, the lessees generally bear all labor-related risks, including retiree health care legacy costs, black lung benefits and workers’ compensation costs associated with operating the mines on our coal and aggregate properties. We typically pay property taxes and then are reimbursed by the lessee for the taxes on their leased property, pursuant to the terms of the lease.

Our business is not seasonal, although at times severe or abnormal weather can cause a short-term decrease in production by our lessees due to the weather’s negative impact on production and transportation.

Acquisitions

We are a growth-oriented company and have completed a number of acquisitions over the last several years. For a discussion of our recent acquisitions, please see “Recent Acquisitions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Coal Royalty Revenues, Reserves and Production

The following table sets forth coal royalty revenues and average coal royalty revenue per ton from the properties that we owned or controlled for the years ending December 31, 2011, 2010 and 2009. Coal royalty revenues were generated from the properties in each of the areas as follows:

	Coal Royalty Revenues For the Years Ended December 31,			Average Coal Royalty Revenue Per Ton For the Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In thousands)			($ per ton)
Area
Appalachia
Northern	$20,578	$18,676	$14,959	$3.92	$3.81	$3.03
Central	196,789	144,934	132,543	6.66	5.36	4.73
Southern	11,717	19,405	19,382	6.91	6.87	6.00

Total Appalachia	229,084	183,015	166,884	6.28	5.26	4.61
Illinois Basin	41,324	30,210	22,019	4.38	3.90	3.31
Northern Powder River Basin	7,658	8,444	7,718	2.86	1.89	1.94
Gulf Coast	1,155	92	—	2.21	1.77	—

Total	$279,221	$221,761	$196,621	$5.68	$4.71	$4.20

The following table sets forth production data and reserve information for the properties that we owned or controlled for the years ending December 31, 2011, 2010 and 2009. All of the reserves reported below are recoverable reserves as determined by Industry Guide 7. In excess of 90% of the reserves listed below are currently leased to third parties. Coal production data and reserve information for the properties in each of the areas are as follows:

Production and Reserves

	Production for the Year Ended December 31,			Proven and Probable Reserves at December 31, 2011
	2011	2010	2009	Underground	Surface	Total
	(Tons in thousands)
Area
Appalachia
Northern	5,251	4,900	4,943	488,444	6,019	494,463
Central	29,555	27,056	28,032	1,054,129	226,829	1,280,958
Southern	1,695	2,824	3,233	98,127	25,340	123,467

Total Appalachia	36,501	34,780	36,208	1,640,700	258,188	1,898,888
Illinois Basin	9,445	7,753	6,656	262,284	14,143	276,427
Northern Powder River Basin	2,682	4,467	3,984	—	102,158	102,158
Gulf Coast(1)	523	52	—	—	—	—

Total	49,151	47,052	46,848	1,902,984	374,489	2,277,473

(1)	Includes lignite acquired in the BRP acquisition. Due to the number of mineral acres involved in the BRP transaction, we have not completed an analysis of the reserve quantity and quality for each mineral that was acquired. As a result, the reserves held by BRP are not included in the statistical information in this Form 10-K. We plan to complete a review of the BRP reserves by the end of 2012.

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is coal which meets the standards of Phase II of the Clean Air Act and is that portion of low sulfur coal that, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. As of December 31, 2011, approximately 51% of our reserves were low sulfur coal and 34% of our reserves were compliance coal. Unless otherwise indicated, we present the quality of the coal throughout this Form 10-K on an as-received basis, which assumes 6% moisture for Appalachian reserves, 12% moisture for Illinois Basin reserves and 25% moisture for Northern Powder River Basin reserves. We own both steam and metallurgical coal reserves in Northern, Central and Southern Appalachia, and we own steam coal reserves in the Illinois Basin and the Northern Powder River Basin. In 2011, approximately 34% of the production and 45% of the coal royalty revenues from our properties were from metallurgical coal.

The following table sets forth our estimate of the sulfur content, the typical quality of our coal reserves and the type of coal in each area as of December 31, 2011.

Sulfur Content, Typical Quality and Type of Coal

		Sulfur Content
		Low	Medium	High		Typical Quality
	Compliance	(less than	(1.0% to	(greater		Heat Content	Sulfur	Type of Coal
Area	Coal(1)	1.0%)	1.5%)	than 1.5%)	Total	(Btu per pound)	(%)	Steam	Metallurgical(2)
	(Tons in thousands)					(Tons in thousands)
Appalachia
Northern	40,048	48,615	20,708	425,140	494,463	12,879	2.73	484,901	9,562
Central	648,486	910,843	318,396	51,719	1,280,958	13,272	0.89	884,103	396,855
Southern	85,654	91,743	28,209	3,515	123,467	13,506	0.82	80,396	43,071

Total Appalachia	774,188	1,051,201	367,313	480,374	1,898,888	13,185	1.36	1,449,400	449,488
Illinois Basin	—	—	2,334	274,093	276,427	11,518	3.12	276,427	—
Northern Powder River Basin	—	102,158	—	—	102,158	8,800	0.65	102,158	—
Gulf Coast(3)	—	—	—	—	—	—	—	—	—

Total	774,188	1,153,359	369,647	754,467	2,277,473			1,827,985	449,488

(1)	Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as steam coal.

(3)	Includes lignite acquired in the BRP acquisition. Due to the number of mineral acres involved in the BRP transaction, we have not completed an analysis of the reserve quantity and quality for each mineral that was acquired. As a result, the reserves held by BRP are not included in the statistical information in this Form 10-K. We plan to complete a review of the BRP reserves by the end of 2012.

We have engaged outside consultants to conduct reserve studies of our existing properties. These studies are an ongoing process and we will update the reserve studies based on our review of the following factors: the size of the properties, the amount of production that has occurred, or the development of new data which may be used in these studies. In connection with most acquisitions, we have either commissioned new studies or relied on recent reserve studies completed prior to the acquisition. In addition to these studies, we base our estimates of reserve information on engineering, economic and geological data assembled and analyzed by our internal geologists and engineers. There are numerous uncertainties inherent in estimating the quantities and qualities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. Some of these factors and assumptions include:

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

Transportation and Processing Revenues

We own preparation plants and related material handling facilities. Similar to our royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the material that is processed. These facilities generated $13.5 million in processing revenues for 2011.

In addition to our preparation plants, we own handling and transportation infrastructure. For the year ended December 31, 2011, we recognized $16.7 million in revenue from these assets. We typically lease this infrastructure to third parties and collect throughput fees; however, at the loadout facility at the Shay No. 1 mine in Illinois, which we lease to a Cline affiliate, we operate the coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties.

Aggregates Royalty Revenues, Reserves and Production

We own and manage aggregate reserves, but do not engage in the mining, processing or sale of aggregate related products. We own an estimated 380 million tons of aggregate reserves located in a number of states across the country. During 2011, our lessees produced 5.9 million tons of aggregates, and our aggregate royalties were $6.7 million.

Oil and Gas Properties

We generated $14.0 million, or 4% of our total revenues, from approximately 250,000 net leased oil and gas mineral acres in 2011. Our oil and gas royalty revenue is primarily derived from lease bonus payments, oil and gas royalty interests and overriding royalty interests paid to us from the lessees. We have leased our mineral interests to third parties for the exploration and production of oil and gas, principally in the Appalachian Basin, Louisiana and Oklahoma. When we lease our mineral interests, we may negotiate a lease bonus payment and retain a royalty interest. We are not an operator with respect to any of the oil and gas activities on our properties. In addition to our leased acres, a large portion of our mineral acres contain yet undetermined commercial potential and are available to be leased and may contribute revenue in the future.

Significant Customers

In 2011, we had total revenues of $107.3 million from Alpha Natural Resources and $64.8 million from The Cline Group. Each of these lessees represented more than 10% of our total revenues. The loss of one or both of these lessees could have a material adverse effect on us. In addition, the closure or loss of revenue from Cline’s Williamson mine could have a material adverse effect on us, but we do not believe that the loss of any other single mine on our properties would have a material adverse effect on our revenues or distributable cash flow.

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

Air Emissions.    The Federal Clean Air Act and corresponding state and local laws and regulations affect all aspects of our business. The Clean Air Act directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings that are focused on emissions from coal-fired electric generating facilities. Installation of additional emissions control technologies and other measures required under U.S. Environmental Protection Agency (EPA) regulations will make it more costly to operate coal-fired power plants and, depending on the requirements of individual state and regional implementation plans, could make coal a less attractive fuel source in the planning and building of power plants in the future. Any reduction in coal’s share of power generating capacity could negatively impact our lessees’ ability to sell coal, which would have a material effect on our coal royalty revenues.

In March 2005, the EPA issued a final Clean Air Interstate Rule (CAIR), which caps nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. Since a majority of controls required by the CAIR have been installed, we believe that the financial impact of the CAIR on coal markets has been factored into the price of coal nationally and that its impact on demand has largely been taken into account by the marketplace. However, in response to a remand of CAIR by the Court of Appeals for the D.C. Circuit on July 11, 2008, the EPA on August 8, 2011 adopted a replacement program, called the Cross-State Air Pollution Rule (CSAPR), which is both broader in its geographic coverage and deeper in emission reductions than required by CAIR. The CSAPR, in turn, was stayed by order of the D.C. Circuit on December 30, 2011, pending resolution of legal challenges to the final rule. Those challenges are not expected to be resolved until mid-2012 at the earliest. In the meantime, all state regulations that were based on the CAIR are still in effect. We are unable to predict whether the CSAPR program will be upheld or reversed and, therefore, unable to predict any effect on NRP.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. Under the Regional Haze Rule, affected states were to have developed implementation plans by December 17, 2007 that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and the EPA issued a Finding of Failure to Submit plans on January 15, 2009. On December 23, 2011, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. That rule has not yet been published, and the EPA’s plans to do so in light of the stay of the CSAPR have yet to be announced.

On December 16, 2011, the EPA Administrator signed the “Mercury and Air Toxics Rule,” which will impose limits on the hazardous air pollutant emissions allowed for the nation’s existing and future coal-fueled generation fleet. The limits imposed by those rules may limit demand for or otherwise restrict sales of our lessees’ coal, which would reduce royalty revenues.

Other continued tightening of the already stringent regulation of emissions is likely, such as the EPA’s revision to the national ambient air quality standard for sulfur dioxide finalized June 22, 2010. As a result of these and other tightening of ambient air quality standards, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards. These plan revisions may call for significant additional emission control at coal-fueled power plants.

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

Carbon Dioxide and Greenhouse Gas Emissions.    In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Legal challenges to these findings have been asserted, and Congress is considering legislation to delay or repeal the EPA’s actions, but we cannot predict the outcome of these efforts. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. The EPA recently adopted two sets of rules regulating GHG emissions under the Clean Air Act, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which requires permits for emissions of GHGs from many stationary sources, including coal-fired electric power plants, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternatives fuels and generation systems, as well as increase litigation risk for — and so discourage development of — coal-fired power plants.

In addition, the EPA is under a consent decree which required it to propose by July 2011 and take final action by May 2012 on “new source performance standards” to govern GHG emissions from electric generating units, certainly including those fired by coal. The decree also represents the EPA’s agreement to consider adopting a GHG limitation program governing existing sources, as well, which the EPA may attempt to use to establish a cap-and-trade-like system on emissions of power plants’ GHG emissions. The EPA has missed the deadline for proposal: as of early November 2011, the EPA had drafted proposed rules, but that proposal is pending review at the Office of Management and Budget, and is not yet public. The EPA’s failure to propose rules by the required date will delay final action, as well.

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

Surface Mining Control and Reclamation Act of 1977.    The Surface Mining Control and Reclamation Act of 1977 (SMCRA) and similar statutes enacted and enforced by the states impose on mine operators the responsibility of reclaiming the land and compensating the landowner for types of damages occurring as a result of mining operations, and require mine operators to post performance bonds to ensure compliance with any reclamation obligations. In conjunction with mining the property, our coal lessees are contractually obligated under the terms of our leases to comply with all federal, state and local laws, including SMCRA. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the reclamation plan approved by the state regulatory authority. In addition, higher and better uses of the reclaimed property are encouraged. Regulatory authorities or individual citizens who bring civil actions under SMCRA may attempt to assign the liabilities of our coal lessees to us if any of these lessees are not financially capable of fulfilling those obligations.

Hazardous Materials and Waste.    The Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund law), and analogous state laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred, and companies that improperly stored or disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.

Some products such as explosives used by coal companies in operations generate waste containing hazardous substances. We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs. CERCLA authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment, and to seek recovery from the responsible classes of persons of the costs they incurred in connection with such response. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other wastes released into the environment.

Water Discharges.    Our lessees’ operations can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for our lessees: the National Pollutant Discharge Elimination System (NPDES) program under §402 of the statute administered by the states and the EPA for regulating the concentrations of pollutants in discharges of waste and storm water; and the §404 program administered by the Army Corps of Engineers for regulating the placement of the overburden and fill material into channels, streams and wetlands that comprise “waters of the United States.” The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetland. The unpermitted discharge of pollutants into such waters from a spill or leak is prohibited. The Clean Water Act and regulations implemented under §404 also prohibit discharges of fill material and certain other activities in waters unless authorized by an appropriately issued permit.

Our lessees generally obtain “individual l” permits from the Corps of Engineers authorizing the construction of valley fills for the disposal of overburden from mining operations. The application process for acquiring individual permits has become more cumbersome and can require the preparation of an environmental impact statement as part the application. Small underground coal mines that must construct fills as part of their mining operations may qualify for another version of the §404 permit known as “nationwide permit 50.” Both individual and nationwide permits are subject to challenge in citizens’ lawsuits. Such challenges result in delays in our lessees obtaining the required mining permits to conduct their operations, which could in turn have an adverse effect on our coal royalty revenues.

Beginning in 2009, the EPA put in place a series of policies for mines in Central Appalachia that have had the effect of slowing the issuance of both §404 fill permits by the Corps and §402 NPDES permits by state agencies. These policies, among other things, seek to impose limits on a specific conductance (conductivity) and sulfate at levels that can be unachievable absent treatment at many mines. The technologies available to treat conductivity and/or sulfate are expensive and may be impracticable at all but the largest underground mines. These policies are the subject to challenge in federal district court in Washington, D.C. in National Mining Association v. Jackson. That district court recently denied a request by the National Mining Association (NMA) for a preliminary injunction after concluding that industry had not shown sufficient concrete harm to warrant the injunction. However, the court rejected the EPA’s motion to dismiss the complaint and determined that NMA is likely to prevail on its claims that the EPA’s policies constitute unlawful rulemaking and fall outside of the EPA’s statutory authority.

Notwithstanding the outcome of this suit, environmental groups have issued “Notices of Intent to Sue (NOIs)” to companies that own coal and other minerals and lease them for mining. The NOI is a notification required by the Clean Water Act before an individual is allowed to file a suit in federal court. To date, no civil actions are known to have been filed against land companies.

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

Federal and state surface mining laws require mine operators to post reclamation bonds to guarantee the costs of mine reclamation. West Virginia’s bonding system requires coal companies to post site-specific bonds in an amount up to $5,000 per acre and imposes a per-ton tax on mined coal currently set at $0.07/ton, which is paid to the West Virginia Special Reclamation Fund (SRF). The site-specific bonds are used to reclaim the mining operations of companies that default on their obligations under the West Virginia Surface Coal Mining and Reclamation Act. The SRF is used where the site-specific bonds are insufficient to accomplish reclamation. In The West Virginia Highlands Conservancy v. Kenneth Salazar, Secretary of the Department of the Interior, et al., and the West Virginia Coal Association, (United States District Court for the Southern District of West Virginia), an environmental group claims that the SRF is underfunded and that the Federal Office of Surface Mining (OSM) has an obligation under SMCRA to ensure that the SRF funds are increased to cover the supposed shortfall. On March 23, 2007, the plaintiff moved to reopen this long inactive case on the grounds that a recommendation of the state’s “Special Reclamation Fund Advisory Council” (SRFAC) regarding the establishment of a $175 million trust fund for water treatment at future bond forfeiture sites has not been approved. In a May 15, 2008 Order, the court denied plaintiffs motion to reopen without prejudice, denied the plaintiff’s motion to defer, except insofar as it sought denial of the motion to reopen without prejudice, and retained the case on the inactive docket of the court. On March 15, 2011, the Plaintiff filed a Second Motion to Reopen. This motion was based on the 2011 Legislature’s failure to adopt the recommendations of the SRFAC issued in December 2010 that the SRF tax be increased to 25.69 cents per ton. The Second Motion to Reopen has been briefed by all sides and is waiting decision by the Court.

In two companion cases, West Virginia Highlands Conservancy v. Huffman, (United States District Court, Northern District of West Virginia), and West Virginia Highlands Conservancy v. Huffman, (Southern District of West Virginia) the courts have granted summary judgment and required the West Virginia Department of Environmental Protection (WVDEP) to obtain NPDES permits for bond forfeiture sites. The WVDEP, joined by other states appealed the decision of the Northern District Court to the Fourth Circuit. By ruling of November 8, 2010, the Fourth Circuit affirmed the district court’s opinion. Following that decision, the WVDEP chose not to appeal the decision of the Southern District Court.

On August 2, 2011, the West Virginia Highlands Conservancy and other environmental groups filed actions against WVDEP claiming that WVDEP was required to obtain NPDES permits with water quality based effluent limits for 171 bond forfeiture sites not included in the original cases. One action was filed in the Southern District of West Virginia and one in the Northern District. With each action, a Consent Decree executed by the Plaintiffs and WVDEP was filed. The Consent Decrees obligate WVDEP to obtain NPDES permits with water quality based effluent limitations for all sites at issue over the next four years. The decrees also require WVDEP to prepare and submit to the plaintiffs and the SRFAC a report showing the capital, and operation and maintenance costs anticipated to be incurred in complying with the Consent Decrees. Although neither court has yet entered the agreed upon Consent Decrees, WVDEP has proceeded as if both decrees have been entered and has proceeded to obtain the first group of NPDES permits. In addition, an estimate has been prepared of the additional capital and maintenance costs required for water treatment obligations imposed by the requirement for NPDES permits. As a result of these increased costs, the SRFAC has recommended an increase in the special reclamation tax from 14.4¢ per ton to 27.9¢ per ton. This recommendation has been forwarded to the 2012 Legislature for its consideration. As a result of these actions to require the State to increase the money in the SRF, our lessees could be forced to bear an increase in the tax on mined coal to increase the size of the SRF. This could impair their ability to economically mine the coal that has been leased to them.

The Federal Safe Drinking Water Act (SDWA) and its state equivalents affect coal mining operations by imposing requirements on the underground injection of fine coal slurries, fly ash and flue gas scrubber sludge, and by requiring permits to conduct such underground injection activities. In addition to establishing the underground injection control program, the SDWA also imposes regulatory requirements on owners and operators of “public water systems.” This regulatory program could impact our lessees’ reclamation operations where subsidence or other mining-related problems require the provision of drinking water to affected adjacent homeowners.

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

On June 15, 2006, President Bush signed new mining safety legislation that mandates similar improvements in mine safety practices; increases civil and criminal penalties for non-compliance; requires the creation of additional mine rescue teams; and expands the scope of federal oversight, inspection and enforcement activities. Earlier, the federal Mine Safety and Health Administration (MSHA) announced the promulgation of new emergency rules on mine safety that took effect immediately upon their publication in the Federal Register on March 9, 2006. These rules address mine safety equipment, training, and emergency reporting requirements.

Mining Permits and Approvals.    Numerous governmental permits or approvals such as those required by SMCRA and the Clean Water Act are required for mining operations. In connection with obtaining these permits and approvals, our lessees may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for reclaiming the mined property, upon the completion of mining operations. Typically, our lessees submit the necessary permit applications between 12 and 24 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. Our lessees have obtained or applied for permits to mine a majority of the reserves that are currently planned to be mined over the next five years. Our lessees are also in the planning phase for obtaining permits for the additional reserves planned to be mined over the following five years. However, given the imposition of new requirements in the permits in the form of policies and the increased oversight review that has been exercised by the EPA, there are no assurances that they will not experience difficulty and delays in obtaining mining permits in the future.

Employees and Labor Relations

We do not have any employees. To carry out our operations, affiliates of our general partner employ approximately 75 people who directly support our operations. None of these employees are subject to a collective bargaining agreement.

Segment Information

We conduct all of our operations in a single segment — the ownership and leasing of natural resources and related transportation and processing infrastructure. Substantially all of our owned properties are subject to leases, and revenues are earned based on the volume and price of minerals extracted, processed or transported. Included in revenue from these natural resource properties are royalties from coal, aggregate, oil and gas and timber as well as related transportation and processing infrastructure revenues.

Website Access to Company Reports

Our internet address is www.nrplp.com. We make available free of charge on or through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Also included on our website are our “Code of Business Conduct and Ethics,” our “Disclosure Controls and Procedures Policy” and our “Corporate Governance Guidelines” adopted by our Board of Directors and the charters for our Audit Committee, Conflicts Committee and Compensation, Nominating and Governance Committee. Also, copies of our annual report, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and our committee charters will be made available upon written request.

Item 1A.	Risk Factors

Risks Related to Our Business

A substantial or extended decline in coal prices could reduce our coal royalty revenues and the value of our reserves.

The prices our lessees receive for their coal depend upon factors beyond their or our control, including:

•	the supply of and demand for domestic and foreign coal;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels, especially natural gas;

•	the demand for steel;

•	the proximity to and capacity of transportation facilities;

•	weather conditions; and

•	the effect of worldwide energy conservation measures.

Natural gas is the primary fuel that competes with steam coal for power generation. Recently, natural gas prices have dropped below $2.50/Mcf, and a number of utilities have switched generation from steam coal to natural gas to the extent that it is practical to do so. This switching has resulted in a decline in steam coal prices, and to the extent that natural gas prices remain low, steam coal prices will also remain low. A substantial or extended decline in coal prices could materially and adversely affect us in two ways. First, lower prices may reduce the quantity of coal that may be economically produced from our properties. This, in turn, could reduce our coal royalty revenues and the value of our coal reserves. Second, even if production is not reduced, the royalties we receive on each ton of coal sold may be reduced.

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

The regulatory climate in Central Appalachia has made it much more difficult for our lessees to obtain permits to mine our coal. The impact of the regulations has been to increase both the cost to our lessees of acquiring permits and the time that it will take for them to receive the permits. These conditions have increased our lessees’ cost of mining and delayed or halted production at particular mines for varying lengths of time or permanently. Any interruptions to the production of coal from our reserves would reduce our coal royalty revenues.

Any decrease in the demand for metallurgical coal could result in lower coal production by our lessees, which would reduce our coal royalty revenues.

Our lessees produce a significant amount of the metallurgical coal that is used in both the U.S. and foreign steel industries. In 2011, approximately 34% of the coal production and 45% of the coal royalty revenues from our properties were from metallurgical coal. Since the amount of steel that is produced is tied to global economic conditions, a decline in those conditions could result in the decline of steel, coke and metallurgical coal production. Since metallurgical coal is priced higher than steam coal, some mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If these mines are unable to sell metallurgical coal, they may not be economically viable and may be temporarily idled or closed.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our coal.

In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Legal challenges to these findings have been asserted, and Congress is considering legislation to delay or repeal the EPA’s actions, but we cannot predict the outcome of these efforts. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGS under existing provisions of the Clean Air Act. The EPA recently adopted two sets of rules regulating GHG emissions under the Clean Air Act, one of which requires a reduction in emissions of GHG from motor vehicles and the other of which requires permits for emissions of GHGs from many stationary sources, including coal-fired electric power plants, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternatives fuels and generation systems, as well as increase litigation risk for — and so discourage development of — coal-fired power plants.

In addition, the EPA is under a consent decree which required it to propose by July 2011 and take final action by May 2012 on “new source performance standards” to govern GHG emissions from electric generating units, certainly including those fired by coal. The decree also represents the EPA’s agreement to consider adopting a GHG limitation program governing existing sources, as well, which the EPA may attempt to use to establish a cap-and-trade-like system on emissions of power plants’ GHG emissions. The EPA has missed the deadline for proposal: As of early November 2011, the EPA had drafted proposed rules, but that proposal is pending review at the Office of Management and Budget, and is not yet public. The EPA’s failure to propose rules by the required date will delay final action, as well.

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

In 2011, we derived 17.2% of our revenues from the Cline Group and 28.5% from Alpha Natural Resources. Cline’s Williamson mine alone was responsible for approximately 12.0% of our revenues in 2011. As a result, we have significant concentration of revenues with those lessees, although in most cases, with the exception of Williamson, the exposure is spread out over a number of different mining operations and leases. If our lessees merge or otherwise consolidate, or if we acquire additional reserves from existing lessees, then our revenues could become more dependent on fewer mining companies. If issues occur at those companies that impact their ability to pay us royalties, our royalty revenues and ability to make future distributions would be adversely affected.

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

We depend on our lessees to effectively manage their operations on our properties. Our lessees make their own business decisions with respect to their operations within the constraints of their leases, including decisions relating to:

•	the payment of minimum royalties;

•	marketing of the minerals mined;

•	mine plans, including the amount to be mined and the method of mining;

•	processing and blending minerals;

•	expansion plans and capital expenditures;

•	credit risk of their customers;

•	permitting;

•	insurance and surety bonding;

•	acquisition of surface rights and other mineral estates;

•	employee wages;

•	transportation arrangements;

•	compliance with applicable laws, including environmental laws; and

•	mine closure and reclamation.

A failure on the part of one of our lessees to make royalty payments, including minimum royalty payments, could give us the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement lessee. We might not be able to find a replacement lessee and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the existing lessee could be subject to bankruptcy proceedings that could further delay the execution of a new lease or the assignment of the existing lease to another operator. If we enter into a new lease, the replacement operator might not achieve the same levels of production or sell minerals at the same price as the lessee it replaced. In addition, it may be difficult for us to secure new or replacement lessees for small or isolated mineral reserves, since industry trends toward consolidation favor larger-scale, higher-technology mining operations in order to increase productivity.

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

Our growing infrastructure business exposes us to risks that we do not experience in the royalty business.

Over the past few years, we have acquired several preparation plants, load-out facilities and beltlines. These facilities are subject to mechanical and operational breakdowns that could halt or delay the transportation and processing of coal, and therefore decrease our revenues. In addition, we have assumed the capital and operating risks associated with the transportation infrastructure at the Williamson mine. Although we have sub-contracted out this work to a third party, we could experience increased costs as well as increased liability exposure associated with operating these facilities.

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

In addition, the following provisions of our partnership agreement may discourage a person or group from attempting to remove our general partner or otherwise change our management:

•

generally, if a person acquires 20% or more of any class of units then outstanding other than from our general partner or its affiliates, the units owned by such person cannot be voted on any matter; and

•

our partnership agreement contains limitations upon the ability of unitholders to call meetings or to acquire information about our operations, as well as other limitations upon the unitholders’ ability to influence the manner or direction of management.

As a result of these provisions, the price at which the common units will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

We may issue additional common units without unitholder approval, which would dilute a unitholder’s existing ownership interests.

Our general partner may cause us to issue an unlimited number of common units, without unitholder approval (subject to applicable New York Stock Exchange (NYSE) rules). We may also issue at any time an unlimited number of equity securities ranking junior or senior to the common units without unitholder approval (subject to applicable NYSE rules). The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

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

•

under our partnership agreement, the general partner may pay its affiliates for any services rendered on terms fair and reasonable to us. The general partner may also enter into additional contracts with any of its affiliates on behalf of us. Agreements or contracts between us and our general partner (and its affiliates) are not necessarily the result of arm’s-length negotiations; and

•

the general partner would not breach our partnership agreement by exercising its call rights to purchase limited partnership interests or by assigning its call rights to one of its affiliates or to us.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion and depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their shares of our taxable income. If you are a tax exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

Northern Appalachia

Beaver Creek.    The Beaver Creek property is located in Grant and Tucker Counties, West Virginia. In 2011, 2.4 million tons were produced from this property. We lease this property to Mettiki Coal, LLC, a subsidiary of Alliance Resource Partners L.P. Coal is produced from an underground longwall mine. It is transported by truck to a preparation plant operated by the lessee. Coal is shipped primarily by truck to the Mount Storm power plant of Dominion Power and to various export customers.

Allegany County, Maryland.    In 2011, 366,000 tons were produced from the property. We lease this property to Vindex Energy, a subsidiary of Arch Coal. Coal from this property is produced from a surface mine. The raw coal is trucked to the Warrior plant of Allegheny Energy.

Area F.    In 2011, 283,000 tons were produced from the property. We lease this property to Carter Roag, a subsidiary of Metinvest. Coal from this property is produced from an underground mine. The raw coal is trucked to a preparation plant operated by the lessee. Coal is shipped via rail to domestic metallurgical customers and exported for use by Metinvest.

The map below shows the location of our properties in Northern Appalachia.

Central Appalachia

VICC/Alpha.    The VICC/Alpha property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2011, 4.9 million tons were produced from this property. We primarily lease this property to a subsidiary of Alpha Natural Resources. Production comes from both underground and surface mines and is trucked to one of four preparation plants. Coal is shipped via both the CSX and Norfolk Southern railroads to utility and metallurgical customers. Major customers include American Electric Power, Southern Company, Tennessee Valley Authority, VEPCO and U.S. Steel and to various export metallurgical customers.

Lynch.    The Lynch property is located in Harlan and Letcher Counties, Kentucky. In 2011, 4.8 million tons were produced from this property. We primarily lease the property to a subsidiary of Alpha Natural Resources. Production comes from both underground and surface mines. Coal is transported by truck to a preparation plant on the property and is shipped primarily on the CSX railroad to utility customers such as Georgia Power and Orlando Utilities.

Dingess-Rum.    The Dingess-Rum property is located in Logan, Clay and Nicholas Counties, West Virginia. This property is leased to subsidiaries of Alpha Natural Resources and Patriot Coal. In 2011, 2.8 million tons were produced from the property. Both steam and metallurgical coal are produced from underground and surface mines and has been historically transported by belt or truck to preparation plants on the property. Coal is shipped via the CSX railroad to steam customers such as American Electric Power, Dayton Power and Light, Detroit Edison and to various export metallurgical customers.

VICC/Kentucky Land.    The VICC/Kentucky Land property is located primarily in Perry, Leslie and Pike Counties, Kentucky. In 2011, 2.5 million tons were produced from this property. Coal is produced from a number of lessees from both underground and surface mines. Coal is shipped primarily by truck but also on the CSX and Norfolk Southern railroads to customers such as Southern Company, Tennessee Valley Authority, and American Electric Power.

Lone Mountain.    The Lone Mountain property is located in Harlan County, Kentucky. In 2011, 2.1 million tons were produced from this property. We lease the property to a subsidiary of Arch Coal, Inc. Production comes from underground mines and is transported primarily by beltline to a preparation plant on adjacent property and shipped on the Norfolk Southern or CSX railroads to utility customers such as Georgia Power and the Tennessee Valley Authority.

D.D. Shepard.    The D.D. Shepard property is located in Boone County, West Virginia. This property is primarily leased to a subsidiary of Patriot Coal Corp. In 2011, 2.0 million tons were produced from the property. Both steam and metallurgical coal are produced by the lessees from underground and surface mines. Coal is transported from the mines via belt or truck to preparation plants on the property. Coal is shipped via the CSX railroad to various domestic and export metallurgical customers.

Pardee.    The Pardee property is located in Letcher County, Kentucky and Wise County, Virginia. In 2011, 1.8 million tons were produced from this property. We lease the property to a subsidiary of Arch Coal, Inc. Production comes from underground and surface mines and is transported by truck or beltline to a preparation plant on the property and shipped primarily on the Norfolk Southern railroad to utility customers such as Georgia Power and the Tennessee Valley Authority and domestic and export metallurgical customers such as Algoma Steel and Arcelor.

Kingston.    The Kingston property is located in Fayette and Raleigh Counties, West Virginia. This property is leased to a subsidiary of Alpha Natural Resources. In 2011, 1.5 million tons were produced from the property. Both steam and metallurgical coal are produced from underground and surface mines and has been historically transported by belt or truck to a preparation plant on the property or shipped raw. Coal is shipped via both the CSX railroad and by truck to barges to steam customers and various export metallurgical customers. The map on the following page shows the location of our properties in Central Appalachia.

The map on the following page shows the location of our properties in Central Appalachia.

CENTRAL APPALACHIA
Scale in Miles
10 0 10 20
NRP Properties
City
Interstate
US Highway
Railroad
KENTUCKY
WEST VIRGINIA
VIRGINIA
Ohio River
Ohio River
Kanawha River
Big Sandy
Gauley River
HUNTINGTON Operations Office
BLC
BLC
BLC
BLC
BLC
JOHNSON COUNTY
ELKHORN
CHESAPEAKE MINERAL
VICC / KY LANDS
EVANS-LAWERS
LYNCH
LONE MOUNTAIN
VICC / ALPHA
PLUMCREEK
SKILLET FORK
HARE
NEWBERRY RITTER
DINGESS RUM
DD SHEPARD
EUNICE
DOROTHY-SARITA
WEST FORK
JONES-GIBSON
ROCK HOUSE FORK
TRIPLE SEAM
WELCH
PLUMCREEK
PINNACLE
LANDGRAFF
BLUESTONE
PLUMCREEK
PLUMCREEK
NEW GAULEY
PLUMCREEK
GAULEY
GAYMONT
52
23
119
119
52
460
77
79
77
64
64
19
60
219
23
52

Southern Appalachia

BLC Properties.    The BLC properties are located in Kentucky and Tennessee. In 2011, 1.2 million tons were produced from these properties. We lease these properties to a number of operators including Appolo Fuels Inc., Bell County Coal Corporation and Kopper-Glo Fuels. Production comes from both underground and surface mines and is trucked to preparation plants and loading facilities operated by our lessees. Coal is transported by truck and is shipped via both CSX and Norfolk Southern railroads to utility and industrial customers. Major customers include Southern Company, South Carolina Electric & Gas, and numerous medium and small industrial customers.

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. In 2011, 470,000 tons were produced from this property. We lease the property to a subsidiary of Cliffs Natural Resources, Inc. Production comes from an underground mine and is transported primarily by beltline to a preparation plant. The metallurgical coal is then shipped via railroad and barge to both domestic and export customers. In late April 2011, the overland conveyor and preparation plant serving this mine were damaged by a tornado. Repairs continued through the year then the plant resumed operations in January 2012. For a portion of the second half of the year the mine resumed production and stockpiled raw coal to be processed upon completion of the repairs.

The map below shows the location of our properties in Southern Appalachia.

Illinois Basin

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. The property is under lease to an affiliate of the Cline Group, and in 2011, 6.8 million tons were mined on the property. This production is from a longwall mine. Production is shipped primarily via CN railroad to customers such as Duke and to various export customers.

Macoupin.    The Macoupin property is located in Macoupin County, Illinois. The property is under lease to an affiliate of the Cline Group, and in 2011, 1.8 million tons were shipped from the property. Production is from an underground mine and is shipped via the Norfolk Southern or Union Pacific railroads or by barge to customers such as Western KY Energy and other midwest utilities or loaded into barges for shipment to export customers.

Sato.    The Sato property is located in Jackson County, Illinois. In 2011, 363,000 tons were produced from the property. The property is under lease to Knight Hawk Coal LLC, which is principally owned by Arch Coal. Production is currently from a surface mine, and coal is shipped by truck and railroad to various midwest and southeast utilities.

The map below shows the location of our properties in Illinois Basin.

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2011, 2.7 million tons were produced from our property. A subsidiary of Westmoreland Coal Company has two coal leases on the property. Coal is produced by surface dragline mining, and the coal is transported by either truck or beltline to the four-unit 2,200-megawatt Colstrip generation station located at the mine mouth and by the Burlington Northern Santa Fe railroad to Minnesota Power. A small amount of coal is transported by truck to other customers.

The map below shows the location of our properties in Northern Powder River Basin.

BRP Properties

In June 2010, we and International Paper formed BRP. As of December 31, 2011, BRP had acquired, in several stages from International Paper, approximately 8.8 million mineral acres in 29 states. While the vast majority of the 8.8 million acres remain largely undeveloped and underexplored, BRP currently holds 78 revenue generating leases including 18 cell tower leases. In addition, a significant number of mineral prospects and deposits with yet undetermined commercial potential have been identified through a variety of efforts including exploration drilling, coring, drill logs, electric logs, inferences derived from published information, geological reports, geological maps, in-house efforts and consulting investigations. These prospects and deposits are not necessarily near-term commercial opportunities due to a variety of factors such as location, market, economic and production uncertainties, but have long-term development potential.

BRP’s assets include approximately 300,000 gross acres of oil and gas mineral rights in Louisiana, of which over 72,000 acres are under 45 leases as of December 31, 2011. In addition, BRP holds a gross production royalty interest on approximately 23,000 mineral acres currently under lease in Louisiana. The remaining oil and gas mineral acreage in Louisiana is not leased but a significant number of acres are in areas with development potential.

As of December 31, 2011, BRP owned nearly 246,000 gross mineral acres of coal rights (primarily lignite) in the Gulf Coast region, of which approximately 5,000 acres are leased under four separate leases in Louisiana and Alabama. In addition to the coal rights, BRP has aggregate reserves (including limestone, granite, clay, and sand and gravel) under lease in six states.

Other mineral rights held by BRP as of December 31, 2011 included coalbed methane rights in four Gulf Coast states, metal prospect rights in four states, approximately 450,000 acres of water and royalty rights in East Texas, geothermal rights and royalty interests in the Gulf Coast and Pacific Northwest and carbon sequestration rights primarily in the Gulf Coast region.

The map on the following page illustrates the location of BRP’s current mineral rights.

WA
OR
ID
MT
ND
MN
SD
WY
WI
MI
NY
VT
NH
ME
PA
IA
NE
NV
UT
CA
CO
KS
MO
IL
IN
OH
WV
VA
KY
NC
TN
SC
OK
AR
AZ
NM
GA
TX
LA
FL
AK
± 8.8 MM Mineral Acres
Minerals Conveyed from IP to BRP LLC by December 2011
Conveyed Minerals Include Various Combinations of:
Aggregates
Industrial Minerals
Precious & Semi-Precious Metals & Stones
Coal & Lignite
Coalbed Methane
Geothermal & CO2 Sequestration along the Gulf Coast
Commercial Water Rights in East Texas
Oil & Gas
(Mineral types and interest vary by tract/parcel.)

Title to Property

Of the approximately 2.3 billion tons of proven and probable coal reserves that we owned or controlled as of December 31, 2011, we owned approximately 99% of the reserves in fee. We lease approximately 20 million tons, or less than 1% of our reserves, from unaffiliated third parties. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operations of our business.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed and traded on the NYSE under the symbol “NRP”. As of February 14, 2012, there were approximately 45,700 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

The following table sets forth the high and low sales prices per common unit, as reported on the NYSE Composite Transaction Tape from January 1, 2010 to December 31, 2011, and the quarterly cash distribution declared and paid with respect to each quarter per common unit.

	Price Range		Cash Distribution History
	High	Low	Per Unit	Record Date	Payment Date
2010
First Quarter	$27.56	$21.46	$0.5400	05/05/2010	05/14/2010
Second Quarter	$26.01	$18.00	$0.5400	08/05/2010	08/13/2010
Third Quarter	$27.65	$22.85	$0.5400	11/05/2010	11/12/2010
Fourth Quarter	$33.38	$26.25	$0.5400	02/04/2011	02/14/2011
2011
First Quarter	$37.80	$32.24	$0.5400	05/05/2011	05/13/2011
Second Quarter	$35.44	$29.26	$0.5400	08/05/2011	08/12/2011
Third Quarter	$35.03	$23.98	$0.5500	11/04/2011	11/14/2011
Fourth Quarter	$30.48	$23.36	$0.5500	02/03/2012	02/14/2012

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

Cash Distributions to Partners

(In thousands)

	General Partner	Limited Partners	IDRs	Total Distributions
2009
Distributions	$3,762	$144,766	$39,607	$188,135
2010
Distributions	$4,197	$174,709	$30,943	$209,849
2011
Distributions	$4,696	$230,080	$—	$234,776

We must distribute all of our cash on hand at the end of each quarter, less cash reserves established by our general partner. We refer to this cash as “available cash” as that term is defined in our partnership agreement. The amount of available cash may be greater than or less than the minimum quarterly distribution. Provisions of our credit facility and note purchase agreement may restrict our ability to make distributions under certain limited circumstances. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commercial Commitments.”

Item 6.	Selected Financial Data

The following table shows selected historical financial data for Natural Resource Partners L.P. for the periods and as of the dates indicated. We derived the information in the following tables from, and the information should be read together with and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in Item 8, “Financial Statements and Supplementary Data” in this and previously filed Forms 10-K. These tables should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NATURAL RESOURCE PARTNERS L.P.

(In thousands, except per unit and per ton data)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Total revenues	$377,683	$301,401	$256,084	$291,665	$214,985
Asset impairments	$161,336	$—	$—	$—	$—
Income from operations	$104,135	$196,061	$153,975	$197,007	$128,299
Net income	$54,026	$154,461	$114,080	$170,006	$102,499
Basic and diluted net income per limited partner unit	$0.50	$1.54	$1.17	$1.95	$1.11
Distributions ($ per unit)	$2.17	$2.16	$2.16	$2.07	$1.88
Weighted average number of units outstanding	106,028	81,917	67,702	64,891	64,505
Cash from operations	$305,574	$258,694	$210,669	$229,956	$168,153

Balance sheet data:
Cash and cash equivalents	$214,922	$95,506	$82,634	$89,928	$58,341
Total assets	$1,665,649	$1,664,036	$1,523,590	$1,301,340	$1,320,031
Long-term debt	$836,268	$661,070	$626,587	$478,822	$496,057
Partners’ capital	$644,915	$825,180	$765,226	$743,341	$744,591

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing. For more detailed information regarding the basis of presentation for the following financial information, see the Notes to the Consolidated Financial Statements.

Executive Overview

Our Business

We engage principally in the business of owning, managing and leasing mineral properties in the United States. We own coal reserves in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2011, we owned or controlled approximately 2.3 billion tons of proven and probable coal reserves, and we also owned approximately 380 million tons of aggregate reserves in a number of states across the country. We do not operate any mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments.

Our revenue and profitability are dependent on our lessees’ ability to mine and market our reserves. Most of our coal is produced by large companies, many of which are publicly traded, with experienced and professional sales departments. A significant portion of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. In contrast, our aggregate properties are typically mined by regional operators with significant experience and knowledge of the local markets. The aggregates are sold at current market prices, which historically have increased along with the producer price index for sand and gravel. Over the long term, both our coal and aggregate royalty revenues are affected by changes in the demand for and the market price of the commodities.

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

In addition to coal and aggregate royalty revenues, we generated approximately 24% of our 2011 and 25% of our 2010 revenues from other sources. We also receive oil and gas revenues from our BRP venture with International Paper, and have made several oil and gas mineral acquisitions over the last 12 months. Other sources of revenue include: processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales.

Our Current Liquidity Position

In August 2011, we amended and restated our credit facility, extending the maturity to August 2016. As of December 31, 2011, we had the full $300 million in available capacity under our credit facility and approximately $215 million in cash. Following the end of the year, we used approximately $60 million of our cash to fund acquisitions, and have approximately $18 million in remaining proceeds from our 2011 senior notes offerings that are designated for specific future acquisitions, including the completion of the Hillsboro acquisition in August of 2012. We believe that the combination of our capacity under our credit facility and our cash on hand gives us enough liquidity to meet our current financial needs.

In addition, other than a $35 million senior note that matures in 2013, we have annual principal payments on all our long-term debt. Although these annual payments will increase significantly beginning in 2013, we have no need to access the capital markets to pay off or refinance any of our senior note obligations other than the one note. Our outstanding principal balance will be reduced on all our debt as our minerals are depleted.

Current Results/Outlook for 2012

For the year ended December 31, 2011, our lessees produced 55.1 million tons of coal and aggregates, generating $286.0 million in royalty revenues from our properties, and our total revenues were $377.7 million. We benefitted in 2011 from our substantial exposure to metallurgical coal, from which we derived approximately 45% of our coal royalty revenues on 34% of total production. Although the market softened slightly in the fourth quarter of the year, the prices received by our lessees for metallurgical coal remained at high levels, resulting in significantly improved results, especially from our Central Appalachian properties.

Looking forward, the market for both metallurgical and steam coal has slowed significantly in the first quarter of 2012, with extremely low natural gas prices resulting in significant displacement of coal by gas for domestic power production. In addition, unseasonably warm weather has resulted in lower demand for coal. Further, the federal government regulations dealing with air quality at power plants will lead to the closure of a number of coal-fired power plants, which will certainly have an impact on demand in 2012. The concerns about the European economy have dampened demand for metallurgical coal, as has reduced international demand for steel. Due to the above factors, our lessees entered 2012 with a significant amount of metallurgical coal unpriced. Thus, we have a lot of uncertainty as 2012 begins.

Growth Through Acquisitions

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

In addition to our growth in the Illinois Basin, we expect to see continued growth in 2012 in our aggregates royalties and our oil and gas royalties through both new acquisitions and previously acquired properties that will be emerging out of the development phase in 2012.

Issues at Gatling Mines in West Virginia and Ohio

Operations at the Gatling West Virginia mine were idled in April 2010 and had not been restarted as of the end of the third quarter 2011. In October 2011, Gatling LLC, the Cline affiliate that owns the mine, informed us that it was no longer projecting production from the mine for the foreseeable future and is considering selling the mine. NRP and Gatling amended the lease with respect to this property to provide that the minimum royalty balance of $24.1 million would be non-recoupable, that Gatling would pay $3.4 million in non-recoupable minimum royalties through the first quarter of 2012, that the minimums would be reduced to a nominal amount after the first quarter of 2012, and that Gatling will continue to maintain and ventilate the mine. This property did not produce any coal in 2011 and NRP’s 2012 guidance does not include any production or revenues for the property.

Based on the information above, we determined that our investment in the Gatling West Virginia property would not be fully recovered by future cash flows. The net book value of the assets relating to this operation was $127.6 million as of September 30, 2011, and as of the date of our third quarter Form 10-Q, we had received $24.1 million in unrecouped minimum royalties. Due to these circumstances, we recognized an impairment charge of $90.9 million during the third quarter of 2011 with respect to the Gatling West Virginia assets. We do not believe that the non-cash impairment will materially impact our future revenues or distributable cash flows.

In addition to the impairment of the assets associated with the Gatling West Virginia mine, another Cline affiliate, Gatling Ohio, LLC, has recently encountered adverse geologic conditions at its mine across the Ohio River in Meigs County, Ohio. This mine represents approximately 1% of our 2011 revenues. Historically, two continuous miner units have operated in the mine, but both of those two units have recently shut down due to the incursion of significant sandstone into the coal seam, and Gatling Ohio informed us in late December that it is uneconomical for it to continue to operate the mine, has idled the operation indefinitely and has declared force majeure on its coal sales contracts. The net book value of the assets relating to this operation was $93.4 million as of December 31, 2011, prior to the impairment charge. As of the date of this report, we have received $9.6 million in previously unrecouped minimum royalties.

Considering all available information at this time, we have determined that our investment in the Gatling Ohio property will not be fully recovered by future cash flows. As a result, we recognized an impairment charge of $70.4 million during the fourth quarter of 2011 with respect to the Gatling Ohio assets. This impairment charge and the related impairment charge on the Gatling West Virginia assets have materially impacted our earnings in the periods in which the impairments were recognized, but will not materially impact our cash flows from operations or our distributable cash flow.

Political, Legal and Regulatory Environment

The political, legal and regulatory environment continues to be difficult for the coal industry. The EPA has used its authority to create significant delays in the issuance of new permits and even revoke existing permits. The continued uncertainty regarding the permitting of coal mines in Appalachia has led to substantial delays and increased costs for coal operators.

In addition to the increased oversight of the EPA, MSHA has increased its involvement in the approval of plans and enforcement of safety issues in connection with mining. The 2010 mine disaster at Massey’s Upper Big Branch Mine has led to even more scrutiny by MSHA of our lessees’ operations, as well as additional mine safety legislation being considered by Congress. MSHA’s involvement has increased the cost of mining due to more frequent citations and much higher fines imposed on our lessees as well as the overall cost of regulatory compliance. Combined with the difficult economic environment and the higher costs of mining in general, MSHA’s recent increased participation in the mine development process could significantly delay the opening of new mines.

The EPA is also using the existing Clean Air Act to regulate GHGs. In April 2007, the U.S. Supreme Court rendered its decision in Massachusetts v. EPA, finding that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from automobiles and can decide against regulation only if the EPA determines that carbon dioxide does not significantly contribute to climate change and does not endanger public health or the environment. In response to Massachusetts v. EPA, the EPA published a final rule that requires the reporting of greenhouse gas emissions from all sectors of the American economy, although reporting of emissions from underground coal mines and coal suppliers as originally proposed has been deferred pending further review. In December 2009, the EPA determined that six GHGs, including carbon dioxide and methane, endanger the public health and welfare of current and future generations. In the same rulemaking, the EPA found that emission of GHGs from new motor vehicles and their engines contribute to greenhouse gas pollution. Although Massachusetts v. EPA did not involve the EPA’s authority to regulate GHG emissions from stationary sources, such as coal-fueled power plants, the decision is likely to impact regulation of stationary sources. Several petitioners have challenged the EPA’s findings in the Washington D.C. Circuit Court of Appeals, and that litigation is ongoing.

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

	For the Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$305,574	$258,694	$210,669
Less scheduled principal payments	(31,518)	(32,234)	(17,235)
Less reserves for future principal payments	(31,159)	(31,699)	(32,235)
Add reserves used for scheduled principal payments	31,518	32,234	17,235

Distributable cash flow	$274,415	$226,995	$178,434

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.

Colt.    Between September 2009 and February 2012, we had acquired approximately 118.1 million tons of an estimated total of 200 million tons of reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, for approximately $215 million of the $255 million purchase price. The final closing is anticipated to occur in the third quarter of 2012.

Oklahoma Oil and Gas.    From December 2011 through February 2012, we acquired approximately 9,500 net mineral acres located in the Mississippian Lime oil play in Northern Oklahoma for $32.6 million.

Royal.    In July 2011, we acquired approximately 44,000 acres of coal reserves and coal bed methane located in Pennsylvania and Illinois from Royal Oil and Gas Corporation for $8.0 million.

NBR Sand.    In June 2011, we acquired an overriding royalty interest in approximately 711 acres of frac sand reserves near Tyler, Texas for $16.5 million.

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

BRP LLC.    In June 2010, we and International Paper Company formed a venture, BRP LLC, to own and manage mineral assets previously owned by International Paper. Some of these assets are currently subject to leases, and certain other assets have not yet been developed but are available for future development by the venture. In exchange for a $42.5 million contribution we became the managing and controlling member with the right to designate two of the three managers of BRP. Identified tangible assets in the transaction include oil and gas, coal and aggregate reserves, as well the rights to coal bed methane, geothermal, CO2 sequestration, water rights, precious metals, industrial minerals and base metals. Certain properties, including oil and gas, coal and aggregates, as well as land leased for cell towers, are currently under lease and generating revenues.

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

Processing and Transportation Fees.    Processing fees are recognized on the basis of tons of coal processed through the facilities by our lessees and the corresponding revenue from those sales. Generally, the lessees of the processing facilities make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal that is processed and sold from the facilities. The processing leases are structured so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Coal transportation fees are recognized on the basis of tons of coal transported over the beltlines. Under the terms of the transportation contracts, we receive a fixed price per ton for all coal transported on the beltlines.

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

Recent Accounting Pronouncements

In June 2011, the FASB amended the presentation of comprehensive income. The amendments in this update give us the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. We have not determined which method of presentation we will elect.

In May 2011, the FASB amended fair value measurement and disclosure requirements. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principal or requirement for measuring fair value or for disclosing information about fair value measurements. The amendment likely to have the most impact on us relates to the fair value disclosure of the senior notes’ quantitative information about unobservable inputs used in fair value measurements, that is categorized within Level 3 of the fair value hierarchy. These amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. We do not expect this adoption to have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Summary of 2011 and 2010 Royalties and Production

(In thousands, except percent and per ton data)

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2011	2010
Coal royalties
Appalachia
Northern	$20,578	$18,676	$1,902	10%
Central	196,789	144,934	51,855	36%
Southern	11,717	19,405	(7,688)	(40)%

Total Appalachia	229,084	183,015	46,069	25%
Illinois Basin	41,324	30,210	11,114	37%
Northern Powder River Basin	7,658	8,444	(786)	(9)%
Gulf Coast	1,155	92	1,063	NMF*

Total	$279,221	$221,761	$57,460	26%

Production (tons)
Appalachia
Northern	5,251	4,900	351	7%
Central	29,555	27,056	2,499	9%
Southern	1,695	2,824	(1,129)	(40)%

Total Appalachia	36,501	34,780	1,721	5%
Illinois Basin	9,445	7,753	1,692	22%
Northern Powder River Basin	2,682	4,467	(1,785)	(40)%
Gulf Coast	523	52	471	NMF*

Total	49,151	47,052	2,099	4%

Average gross royalty revenue per ton
Appalachia
Northern	$3.92	$3.81	$0.11	3%
Central	6.66	5.36	1.30	24%
Southern	6.91	6.87	0.04	1%
Total Appalachia	6.28	5.26	1.02	19%
Illinois Basin	4.38	3.90	0.48	12%
Northern Powder River Basin	2.86	1.89	0.97	51%
Gulf Coast	2.28	1.77	0.51	29%
Combined average gross royalty revenue per ton	$5.68	$4.71	$0.97	21%

Aggregates
Royalty revenues	$6,640	$4,869	$1,771	36%
Aggregate Bonus Royalty	$94	$(639)	$733	NMF*
Production	5,930	4,365	1,565	36%
Average gross royalty revenue per ton	$1.12	$1.12	$—	NMF*

Oil and Gas
Royalty	$14,017	$7,720	$6,297	82%

*	(NMF) Not meaningful.

Coal Royalty Revenues and Production

Coal royalty revenues comprised approximately 74% of our total revenue for both years ended December 31, 2011 and 2010, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia.    Primarily as a result of higher prices being received by our lessees in Northern and Central Appalachia, coal royalty revenues increased by $46.1 million in 2011. The 1.7 million ton increase in production was the result of several of our lessees in Northern and Central Appalachia having a greater proportion of production on our properties or mines moving onto our property. We also benefitted from much higher prices for the significant metallurgical coal production from our Central Appalachia properties. Additionally, repairs were completed at a preparation plant that was damaged by fire in 2010, allowing those mines to produce for the entire year. These increases more than offset the reduction in production in Southern Appalachia caused by a lessee having its preparation plant damaged by a tornado in late April.

Illinois Basin.    Coal royalty revenues and production on our properties were both higher in 2011. Coal royalty revenues increased by $11.1 million and production increased by 1.7 million tons. The increased production was due to production from our Williamson and Macoupin properties. The combination of having a greater proportion of our production from properties with higher royalty rates and our lessees receiving higher prices increased our royalty per ton.

Northern Powder River Basin.    The decrease in both coal royalty revenues of $0.8 million and production of 1.8 million tons on our Western Energy property was due to the normal variations that occur due to the checkerboard nature of our ownership. The higher prices received by our lessee and the resultant higher revenue per ton did help to partially offset some of the lower production.

Aggregates Royalty Revenues and Production

For the year ended December 31, 2011, we recognized $6.7 million in royalty revenue from aggregates, which included a bonus payment of $0.1 million under the terms of one of our leases. For the same period for 2010, we recognized royalty revenue from aggregates of $4.2 million, which included bonus revenue reversal of $0.6 million under the same lease. We had production of 5.9 million tons and 4.4 million tons for each of these years. Although production declined at our largest property in Dupont, Washington, the total production from our properties increased due to our recent acquisitions of additional reserves.

Oil and Gas Royalty Revenues

Oil and gas royalty revenues increased 82% to $14.0 million due to a full year of ownership of the BRP properties. Oil and gas royalty revenues include production revenues as well as bonus payments.

Summary of 2010 and 2009 Royalties and Production

(In thousands, except percent and per ton data)

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2010	2009
Coal royalties
Appalachia
Northern	$18,676	$14,959	$3,717	25%
Central	144,934	132,543	12,391	9%
Southern	19,405	19,382	23	<1%

Total Appalachia	183,015	166,884	16,131	10%
Illinois Basin	30,210	22,019	8,191	37%
Northern Powder River Basin	8,444	7,718	726	9%
Gulf Coast	92	—	92	100%

Total	$221,761	$196,621	$25,140	13%

Production (tons)
Appalachia
Northern	4,900	4,943	(43)	(1)%
Central	27,056	28,032	(976)	(3)%
Southern	2,824	3,233	(409)	(13)%

Total Appalachia	34,780	36,208	(1,428)	(4)%
Illinois Basin	7,753	6,656	1,097	16%
Northern Powder River Basin	4,467	3,984	483	12%
Gulf Coast	52	—	52	100%

Total	47,052	46,848	204	<1%

Average gross royalty revenue per ton
Appalachia
Northern	$3.81	$3.03	$0.78	26%
Central	5.36	4.73	0.63	13%
Southern	6.87	6.00	0.87	15%
Total Appalachia	5.26	4.61	0.65	14%
Illinois Basin	3.90	3.31	0.59	18%
Northern Powder River Basin	1.89	1.94	(0.05)	(3)%
Gulf Coast	1.77	—	1.77	100%
Combined average gross royalty revenue per ton	$4.71	$4.20	$0.51	12%

Aggregates
Royalty revenues	$4,869	$4,260	$609	14%
Aggregate Bonus Royalty	$(639)	$1,320	$(1,959)	(148)%
Production	4,365	3,269	1,096	34%
Average gross royalty revenue per ton	$1.12	$1.30	$(0.18)	(14)%

Oil and Gas
Royalty	$7,720	$7,520	$200	3%

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

Other Operating Results

Processing and Transportation Revenues.    We generated $13.5 million, $9.6 million and $7.7 million in processing revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We do not operate the preparation plants, but receive a fee for material processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the material that is processed through the facilities. The increase in processing revenues for the year ended December 31, 2011 and 2010 is primarily due to higher volumes at higher prices. The increase in 2010 also reflects the addition of the preparation plant at Macoupin being online for a full year.

In addition to our preparation plants, we own coal handling and transportation infrastructure in West Virginia, Ohio and Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. For the assets other than our loadout facility at the Shay No. 1 mine in Illinois, we operate coal handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $16.7 million, $14.6 million and $12.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The steady increase in transportation fees from 2009 to 2011 is due to increased volumes from our lessee operations in the Illinois Basin.

Additional Revenues.    In addition to coal royalties, aggregate royalties, processing and transportation revenues, we generated approximately 16%, 17% and 13% of our revenues from other sources for the years ended December 31, 2011, 2010 and 2009, respectively. These other sources include: oil and gas royalties, property taxes, minimums recognized, overriding royalties, timber, rentals, wheelage and other income. Minimums recognized as revenues increased in 2010 by $12.9 million primarily due to a non-recoupable minimum on our Colt reserves received in 2010. In future years, the minimums received with respect to this property will be reflected as revenue only when recouped through production.

Operating costs and expenses.    Included in total expenses are:

•

Depreciation, depletion and amortization were $65.1 million, $57.0 million and $60.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Excluding a one-time expense of $8.2 million for a terminated lease due to a mine closure, depletion increased from 2009 due to a refinement of our accounting policy for contract amortization during 2010. Other than the one-time adjustment, depreciation, depletion and amortization was approximately the same for all three years.

•

General and administrative expenses were $29.6 million, $29.9 million and $23.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The change in general and administrative expense is primarily due to accruals under our long-term incentive plan attributable to fluctuations in our unit price and additional personnel required to manage our properties. The increase from 2010 over 2009 also reflects expenses of $2.5 million associated with the formation of the venture with International Paper Company during 2010.

•

Property, franchise and other taxes were $14.5 million, $15.1 million and $15.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. A substantial portion of our property taxes is reimbursed to us by our lessees and is reflected as property tax revenue on our statements of income.

Interest Expense.    Interest expense was $49.1 million, $41.6 million and $40.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Due to additional debt incurred in 2011 to fund acquisitions, interest expense has increased since 2010.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. Since our initial public offering, we have financed our property acquisitions with available cash, borrowings under our revolving credit facility, and the issuance of our senior notes and additional units. While our ability to satisfy our debt service obligations and pay distributions to our unitholders depends in large part on our future operating performance, our ability to make acquisitions will depend on prevailing economic conditions in the financial markets as well as the coal, oil and gas and aggregate industries and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from operations, please read “Item 1A. Risk Factors.” Our capital expenditures, other than for acquisitions, have historically been minimal.

In August 2011, we amended and extended our credit facility until August 2016. Our debt covenant ratios are in compliance for both our credit facility and our outstanding senior notes. In addition, we are amortizing substantially all of our senior notes and have no immediate need to refinance. For a more complete discussion of factors that will affect our liquidity, please read “Item 1A. Risk Factors.” During 2011, we continued to review our banking relationships and our internal policies regarding deposit concentrations with specific attention to effectively managing risk in the current banking environment. We had approximately $214.9 million of cash available at the end of the year.

Net cash provided by operations for the years ended December 31, 2011, 2010 and 2009 was $305.6 million, $258.7 million and $210.7 million, respectively. The most significant portion of our cash provided by operations is generated from coal royalty revenues.

Net cash used in investing activities for the years December 31, 2011, 2010 and 2009 was $115.1 million, $170.8 million and $119.9 million, respectively. In each of those years, substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.

Net cash used for financing activities for the years ended December 31, 2011, 2010 and 2009 was $71.1 million, $75.0 million and $98.1 million, respectively. We had proceeds from loans of $385.0 million, $140.0 million and $331.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We had proceeds from the issuance of units of $110.4 million for the year ended December 31, 2010. We did not issue any units for the years ended December 31, 2011 and 2009. We used a portion of the proceeds from the equity and debt issuance to repay the credit facility borrowings of $179.0 million, $74.0 million and $151.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also made $31.5 million, $32.2 million, and $17.2 million in principal payments on our senior notes for the years ended December 31, 2011, 2010 and 2009, respectively. We also retired purchase obligations related to the purchase of reserves and infrastructure of $7.6 million, $9.2 million and $72.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. We paid distributions of $234.8 million, $209.8 million and $188.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

During 2011, our borrowings and repayments under our credit facility were as follows:

	Quarters Ending
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands)
Outstanding balance, beginning of period	$94,000	$179,000	$—	$—
Borrowings under credit facility	85,000	—	—	—
Less: Repayments under credit facility	—	179,000	—	—

Outstanding balance, ending period	$179,000	$—	$—	$—

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

During 2011, we issued $300 million of additional senior unsecured notes, which include $75.0 million of 4.73% notes due December 1, 2023, $175.0 million of 5.03% notes due December 1, 2026 and $50.0 million of 5.18% notes dues December 1, 2026. Proceeds from the senior notes were used to repay all of the outstanding balance under the revolving credit facility, and we used, or will use, the remaining proceeds for acquisitions. All tranches have semi-annual interest payments beginning December 1, 2011, and equal annual principal payments beginning December 1, 2014.

Long-Term Debt

At December 31, 2011, our debt consisted of:

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

The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2011 (in millions):

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt principal payments (including current maturities)(1)	$867.1	$30.8	$87.2	$81.0	$81.0	$81.0	$506.1
Long-term debt interest payments(1)	330.3	51.7	48.1	43.5	38.4	33.3	115.3
Pending acquisitions(2)	80.0	80.0	—	—	—	—	—
Rental leases(3)	4.2	0.6	0.5	0.5	0.5	0.5	1.6

Total	$1,281.6	$163.1	$135.8	$125.0	$119.9	$114.8	$623.0

(1)	The amounts indicated in the table include principal or interest, as applicable, due on our senior notes, as well as the utility local improvement obligation related to our property in DuPont, Washington.

(2)	The amounts indicated in the table include $80.0 million related to the future anticipated acquisitions of coal reserves with Colt LLC. Future acquisitions from Colt LLC are based upon certain milestones relating to the new mines construction. Upon each closing we receive title to additional reserves. In January 2012, we completed one acquisition of coal reserves from Colt LLC for approximately $40.0 million.

(3)	On January 1, 2009, we entered into a ten-year lease agreement for the rental of office space from Western Pocahontas Properties Limited Partnership. The rental obligations from this lease are included in the table above.

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2011, 2010 and 2009.

Environmental

The operations our lessees conduct on our properties are subject to federal and state environmental laws and regulations. Please see Item 1, “Business — Regulation and Environmental Matters.” As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties for the period ended December 31, 2011. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in reclamation obligations.

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

The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Reimbursement for services	$9,136	$7,358	$6,822

For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement.”

Transactions with Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in our general partner, as well as 16,686,672 common units. At December 31, 2011, we had accounts receivable totaling $8.44 million from Cline affiliates. Revenues from the Cline affiliates are as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(In thousands)
Coal royalty revenues	$42,474	$32,407	$23,325
Processing fees	2,975	1,337	193
Transportation fees	16,689	14,324	11,495
Minimums recognized as revenue	—	12,400	—
Override revenue	2,691	1,904	2,356

	$64,829	$62,372	$37,369

As of December 31, 2011, we had received $47.2 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $20.2 million was received in the current year.

We recognized an asset impairment of $90.9 million during the third quarter of 2011 related to certain of our assets at the Gatling WV location and $70.4 million during the fourth quarter of 2011 related to the Gatling Ohio location. These assets were acquired from and are leased by Cline affiliates.

We recognized a $3.0 million non-cash gain on a reserve exchange of over one million tons in Illinois with Williamson Energy. The tons received will be fully mined during 2012, while the tons exchanged are not included in the current mine plans.

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

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Processing revenue	$9,755	$5,874	$3,872

At December 31, 2011, we had accounts receivable totaling $1.3 million from Taggart.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Coal royalty revenues	$1,629	$1,545	$1,560

NRP also had accounts receivable totaling $0.1 million from Kopper-Glo at December 31, 2011.

Office Building in Huntington, West Virginia

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

Commodity Price Risk

We are dependent upon the effective marketing of the coal mined by our lessees. Our lessees sell the coal under various long-term and short-term contracts as well as on the spot market. We estimate that over 65% of our coal is currently sold by our lessees under coal supply contracts that have terms of one year or more. Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more. Our lessees’ failure to negotiate long-term contracts could adversely affect the stability and profitability of our lessees’ operations and adversely affect our coal royalty revenues. If more coal is sold on the spot market, coal royalty revenues may become more volatile due to fluctuations in spot coal prices.

Interest Rate Risk

Our exposure to changes in interest rates results from borrowings under our credit facility, which are subject to variable interest rates based upon LIBOR or the federal funds rate plus an applicable margin. Management monitors interest rates and may enter into interest rate instruments to protect against increased borrowing costs. At December 31, 2011, we did not have any variable interest rate debt.

Item 8.	Financial Statements and Supplementary Data

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Natural Resource Partners L.P.

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2011 and 2010, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Resource Partners L.P. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Houston, Texas

February 29, 2012

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit information)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$214,922	$95,506
Accounts receivable, net of allowance for doubtful accounts	30,923	26,195
Accounts receivable — affiliates	10,138	7,915
Other	832	910

Total current assets	256,815	130,526
Land	24,534	24,543
Plant and equipment, net	46,185	62,348
Coal and other mineral rights, net	1,257,501	1,281,636
Intangible assets, net	75,164	161,931
Loan financing costs, net	4,846	2,436
Other assets	604	616

Total assets	$1,665,649	$1,664,036

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable and accrued liabilities	$2,366	$1,388
Accounts payable — affiliates	375	499
Obligation related to acquisition	500	—
Current portion of long-term debt	30,801	31,518
Accrued incentive plan expenses — current portion	8,374	6,788
Property, franchise and other taxes payable	6,316	6,926
Accrued interest	10,761	9,811

Total current liabilities	59,493	56,930
Deferred revenue	113,303	109,509
Accrued incentive plan expenses	11,670	11,347
Long-term debt	836,268	661,070
Partners’ capital:
Common units outstanding: (106,027,836)	629,253	806,529
General partner’s interest	10,517	14,132
Non-controlling interest	5,638	5,065
Accumulated other comprehensive loss	(493)	(546)

Total partners’ capital	644,915	825,180

Total liabilities and partners’ capital	$1,665,649	$1,664,036

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per unit data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Coal royalties	$279,221	$221,761	$196,621
Aggregate royalties	6,734	4,230	5,580
Processing fees	13,475	9,604	7,673
Transportation fees	16,688	14,564	12,517
Oil and gas royalties	14,017	7,720	7,520
Property taxes	12,640	11,270	11,636
Minimums recognized as revenue	9,148	14,199	1,266
Override royalties	14,523	11,258	9,251
Other	11,237	6,795	4,020

Total revenues	377,683	301,401	256,084
Operating costs and expenses:
Depreciation, depletion and amortization	65,118	56,978	60,012
Asset impairments	161,336	—	—
General and administrative	29,553	29,893	23,102
Property, franchise and other taxes	14,486	15,107	14,996
Transportation costs	2,033	1,864	1,611
Coal royalty and override payments	1,022	1,498	2,388

Total operating costs and expenses	273,548	105,340	102,109

Income from operations	104,135	196,061	153,975
Other income (expense)
Interest expense	(49,180)	(41,635)	(40,108)
Interest income	69	35	213

Income before non-controlling interest	55,024	154,461	114,080
Non-controlling interest	(998)	—	—

Net income	$54,026	$154,461	$114,080

Net income attributable to:
General partner	$1,081	$2,570	$1,611

Holders of incentive distribution rights	$—	$25,966	$33,515

Limited partners	$52,945	$125,925	$78,954

Basic and diluted net income per limited partner unit	$0.50	$1.54	$1.17

Weighted average number of units outstanding	106,028	81,917	67,702

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

	Common Units		General Partner Amounts	Holders of Incentive Distribution Rights Amounts	Non- Controlling Interest Amounts	Accumulated Other Comprehensive Income (Loss)	Total
	Units	Amounts
Balance at December 31, 2008	64,891,136	$719,341	$13,579	$11,069	$—	$(648)	$743,341
Distributions	—	(144,766)	(3,762)	(39,607)	—	—	(188,135)
Issuance of units for acquisitions, net	4,560,000	93,908	1,981	—	—	—	95,889
Net income for the year ended December 31, 2009	—	78,954	1,611	33,515	—	—	114,080
Loss on interest hedge	—	—	—	—	—	51	51

Comprehensive income	—	—	—	—	—	51	114,131

Balance at December 31, 2009	69,451,136	$747,437	$13,409	$4,977	$—	$(597)	$765,226

Distributions	—	(174,709)	(4,197)	(30,943)	—	—	(209,849)
Issuance of units, net	36,576,700	110,217	—	—	—	—	110,217
Capital contribution	—	—	2,350	—	—	—	2,350
Fees associated with elimination of IDRs	—	(2,341)	—	—	—	—	(2,341)
Non-controlling interest	—	—	—	—	5,065	—	5,065
Net income for the year ended December 31, 2010	—	125,925	2,570	25,966	—	—	154,461
Loss on interest hedge	—	—	—	—	—	51	51

Comprehensive income	—	—	—	—	—	51	154,512

Balance at December 31, 2010	106,027,836	$806,529	$14,132	$—	$5,065	$(546)	$825,180

Distributions	—	(230,080)	(4,696)	—	(52)	—	(234,828)
Non-controlling interest adjustment	—	—	—	—	(373)	—	(373)
Costs associated with equity transactions	—	(141)	—	—	—	—	(141)
Non-controlling interest	—	—	—	—	998	—	998
Net income for the year ended December 31, 2011	—	52,945	1,081	—	—	—	54,026
Loss on interest hedge	—	—	—	—	—	53	53

Comprehensive income	—	—	—	—	—	53	55,077

Balance at December 31, 2011	106,027,836	$629,253	$10,517	$—	$5,638	$(493)	$644,915

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$54,026	$154,461	$114,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	65,118	56,978	60,012
Non-cash interest charge	625	540	1,463
Non-cash gain on reserve swap	(2,990)	—	—
Gain on sale of assets	(1,058)	—	—
Asset impairment	161,336	—	—
Non-controlling interest	998	—	—
Change in operating assets and liabilities:
Accounts receivable	(6,951)	(2,627)	581
Other assets	90	(27)	(67)
Accounts payable and accrued liabilities	854	468	(133)
Accrued interest	950	(489)	3,850
Deferred revenue	31,277	42,491	26,264
Accrued incentive plan expenses	1,909	6,137	4,577
Property, franchise and other taxes payable	(610)	762	42

Net cash provided by operating activities	305,574	258,694	210,669

Cash flows from investing activities:
Acquisition of land, coal, other mineral rights and related intangibles	(120,184)	(166,382)	(118,754)
Acquisition or construction of plant and equipment	(404)	(5,994)	(1,157)
Proceeds from sale of assets	5,500	1,580	—

Net cash used in investing activities	(115,088)	(170,796)	(119,911)

Cash flows from financing activities:
Proceeds from loans	385,000	140,000	331,000
Proceeds from issuance of units	—	110,436	—
Deferred financing costs	(2,957)	—	(661)
Repayments of loans	(210,519)	(106,234)	(168,235)
Payment of obligation related to acquisitions	(7,625)	(9,169)	(72,000)
Costs associated with equity transactions	(141)	(219)	(21)
Fees associated with elimination of IDRs	—	(2,341)	—
Distributions	(234,828)	(209,849)	(188,135)
Contributions by general partner	—	2,350	—

Net cash used in financing activities	(71,070)	(75,026)	(98,052)

Net increase (decrease) in cash and cash equivalents	119,416	12,872	(7,294)
Cash and cash equivalents at beginning of period	95,506	82,634	89,928

Cash and cash equivalents at end of period	$214,922	$95,506	$82,634

Supplemental cash flow information:
Cash paid during the period for interest	$47,653	$41,565	$34,710

Non-cash investing activities:
Equity issued for acquisitions	$—	$—	$95,910
Assets contributed by general partner for acquisitions	—	—	1,981
Liability assumed in acquisitions	—	1,593	1,170
Non-controlling interest	373	(5,065)	—
Non-cash financing activities:
Purchase obligation related to reserve and infrastructure acquisitions	500	6,200	74,022

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Organization

Natural Resource Partners L.P. (the “Partnership”), a Delaware limited partnership, was formed in April 2002. The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company. The Partnership engages principally in the business of owning and managing mineral properties in the United States. The Partnership owns coal reserves in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2011, the Partnership owned or controlled approximately 2.3 billion tons of proven and probable coal reserves (unaudited), and also owned approximately 380 million tons of aggregate reserves (unaudited) in a number of states across the country. The Partnership does not operate any mines, but leases reserves to experienced mine operators under long-term leases that grant the operators the right to mine reserves in exchange for royalty payments. Lessees are generally required to make royalty payments based on the higher of a percentage of the gross sales price or a fixed price per ton, in addition to a minimum payment.

In addition, the Partnership owns coal transportation and preparation equipment, other coal related rights and oil and gas properties on which it earns revenue.

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

Accounts Receivable

Accounts receivable from the Partnership’s lessees do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying consolidated balance sheets. The Partnership evaluates the collectability of its accounts receivable based on a combination of factors. The Partnership regularly analyzes its lessees’ accounts and when it becomes aware of a specific customer’s inability to meet its financial obligations to the Partnership, such as in the case of bankruptcy filings or deterioration in the lessee’s operating results or financial position, the Partnership records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. Accounts are charged off when collection efforts are complete and future recovery is doubtful. If circumstances related to specific lessees change, the Partnership’s estimates of the recoverability of receivables could be further adjusted.

Land, Coal and Mineral Rights

Land, coal and other mineral rights owned and leased are recorded at cost. Coal and other mineral rights are depleted on a unit-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein, or over the amortization period of the lease.

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

Intangible Assets

The Partnership’s intangible assets consist of above-market contracts. Intangible assets are identified related to contracts acquired when compared to the estimate of current market rates for similar contracts. The estimated fair value of the above-market rate contracts are determined based on the present value of future cash flow projections related to the underlying assets acquired. Intangible assets are amortized on a unit-of-production basis. In April 2010, the Partnership refined its accounting policy to reflect a minimum amortization to be applied in each period for temporarily idled assets.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues

Coal and Aggregate Royalties.     Coal and aggregate royalty revenues are recognized on the basis of tons of mineral sold by the Partnership’s lessees and the corresponding revenue from those sales. Generally, the lessees make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they sell.

Processing and Transportation Fees.     Processing fees are recognized on the basis of tons of coal processed through the facilities by the Partnership’s lessees and the corresponding revenue from those sales. Generally, the lessees of the processing facilities make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of material that is processed and sold from the facilities. The processing leases are structured in a manner so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Transportation fees are recognized on the basis of tons of material transported over the beltlines. Under the terms of the transportation contracts, the Partnership receives a fixed price per ton for all material transported on the beltlines.

Oil and Gas Royalties.     Oil and gas royalties are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenue from those sales. Generally, the lessees make payments based on a percentage of the selling price. Also, included within oil and gas royalties are lease bonus payments, which are generally paid upon the execution of a lease. Some are subject to minimum annual payments or delay rentals.

Minimum Royalties.     Most of the Partnership’s lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue. The deferred revenue attributable to the minimum payment is recognized as coal or aggregate royalty revenue when the lessee recoups the minimum payment through production. The deferred revenue attributable to the minimum payments is recognized as minimums recognized as revenue when the period during which the lessee is allowed to recoup the minimum payment expires.

Property Taxes

The Partnership is responsible for paying property taxes on the properties it owns. Typically, the lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties. The reimbursement of property taxes is included in property tax revenue in the Consolidated Statements of Income.

Income Taxes

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the unitholders. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.

Share-Based Payment

The Partnership accounts for awards relating to its Long-Term Incentive Plan under FASB’s stock compensation authoritative guidance. This authoritative guidance provides that grants must be accounted for using the fair value method, which requires the Partnership to estimate the fair value of the grant and charge or credit the estimated fair value to expense over the service or vesting period of the grant based on fluctuations in value. In addition, this authoritative guidance requires that estimated forfeitures be included in the periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

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

In May 2011, the FASB amended fair value measurement and disclosure requirements. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principal or requirement for measuring fair value or for disclosing information about fair value measurements. The amendment likely to have the most impact on the Partnership relates to the fair value disclosure of the senior notes’ quantitative information about unobservable inputs used in fair value measurements that is categorized within Level 3 of the fair value hierarchy. These amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The Partnership does not expect this adoption to have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

3.    Significant acquisitions

BRP LLC.     In June 2010, the Partnership and International Paper Company (“IPC”) formed BRP to own and manage mineral assets previously owned by IPC. Some of these assets are currently subject to leases, and certain other assets are available for future development by the venture. In exchange for a $42.5 million contribution, NRP became the controlling member with the right to designate two of the three managers of BRP. NRP has a 51% income interest plus a preferential cumulative annual distribution prior to profit sharing. In exchange for the contribution of the producing properties and the properties not currently producing, IPC received $42.5 million in cash, a minority voting interest and a 49% income interest after the preferential cumulative annual distribution. The amount of the preference is fixed throughout the life of the venture but can be reduced by a portion of the proceeds received from sales of producing properties included in the initial acquisition. Identified tangible assets included in the transaction are oil and gas, coal, and aggregate reserves, as well as the rights to other unidentified minerals which may include coal bed methane, geothermal, CO2 sequestration, water rights, precious metals, industrial minerals and base metals. Certain properties, including oil and gas, coal and aggregates, as well as land leased for cell towers, are currently under lease and generating revenues.

The transaction was accounted for as a business combination and the assets and liabilities of BRP are included in the consolidated balance sheet. The following table summarizes the final allocation of the purchase price fair values of the assets acquired and liabilities assumed for the BRP transaction:

Final Fair Value (In thousands)
Coal and other mineral rights	$45,329
Intangible assets	$1,863
Capital contribution	$42,500
Non-controlling interests	$4,692

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $38.3 million of the total $47.2 million asset fair value, as well as the value of the $4.7 million non-controlling interest, were estimated using an expected cash flows approach. The remaining assets fair value was determined using a Level 2 market approach.

Operations of the venture are included from June 1, 2010, the effective date of acquisition. Total net income from startup through December 31, 2010 was $2.3 million and for the year ended December 31, 2011 was $5.2 million. The venture operating agreement provides that net income of the venture only be allocated to the non-controlling interests after the preferential cumulative annual distribution.

Transaction expenses related to the acquisition through December 31, 2010 were $2.5 million. For the year ended December 31, 2011, transaction expenses were $0.6 million and are included in general and administrative expenses in the accompanying Consolidated Statements of Income.

Colt.     In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. As of December 31, 2011, the Partnership had acquired approximately 92.1 million tons of reserves for approximately $175 million, including $70.0 million paid during the first quarter 2011. Future closings anticipated through 2012 will be associated with completion of certain milestones related to the new mine.

4.    Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(In thousands)
Balance, January 1	$681	$372	$366
Provision charged to operations:
Additions to the reserve	71	309	37
Collections of previously reserved accounts	(359)	—	(31)

Total charged (credited) to operations	(288)	309	6
Non-recoverable balances written off	—	—	—

Balance, December 31	$393	$681	$372

5.    Asset Impairments

Gatling West Virginia.     In October 2011, the Partnership was informed by Gatling Ohio, LLC, a Cline affiliate, that it was idling the operations and was no longer projecting production from the West Virginia mine. The Partnership and Gatling have amended the lease with respect to this property to provide that the existing minimum royalty balance of $24.1 million is non-recoupable, that Gatling will pay $3.4 million in non-recoupable minimum royalties when they become due in January and April of 2012, that the minimums will be reduced after the first quarter of 2012, and that Gatling will continue to maintain and ventilate the mine. Considering all information available at that time, the Partnership determined that its investment in the Gatling West Virginia property was not fully recoverable by future cash flows. The assets include coal reserves, certain above market intangibles and coal transportation equipment.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net book value as of the measurement date and calculated fair values of the assets relating to the Gatling West Virginia operation are as follows:

	Fair Value	Net Book Value
	(In thousands)
Coal and other mineral rights, net	$6,618	$76,003
Intangible assets, net	—	43,855
Plant and equipment, net	2,600	7,775

Total	$9,218	$127,633

The asset impairment of $118.4 million was offset by $24.1 million of recoupable minimum payments received from Gatling, LLC to date and $3.4 million in cash payments to be received, resulting in a net asset impairment of $90.9 million, which is included in operating costs and expenses on the Consolidated Statements of Income.

Gatling Ohio.    In December 2011, the Partnership was informed by Gatling, LLC, a Cline affiliate, that it was idling its operations and was no longer projecting production from the Ohio mine. Gatling Ohio’s recoupable minimum royalty balance as of December 31, 2011 was $9.6 million. Considering all information available at this time, the Partnership has determined that its investment in the Gatling Ohio property will not be fully recovered by future cash flows. The assets include coal reserves, certain above market intangibles and coal transportation equipment.

The net book value as of the measurement date and calculated fair values of the assets relating to the Gatling Ohio operation are as follows:

	Fair Value	Net Book Value
	(In thousands)
Coal and other mineral rights, net	$20,035	$56,769
Intangible assets, net	—	33,670
Plant and equipment, net	2,947	2,947

Total	$22,982	$93,386

The asset impairment of $70.4 million is included in operating costs and expenses on the Consolidated Statements of Income.

In determining impairments of the Gatling West Virginia and Gatling Ohio assets, the fair values of the coal rights were estimated using a weighted combination of Level 3 expected cash flow and Level 2 market approaches. The fair values of the transportation equipment were estimated using Level 2 market approaches. The expected cash flows were developed using estimated annual sales tons and administrative expenses, as well as forecasted sales prices and anticipated market royalty rates. The market approaches include references to recent comparable transactions that were adjusted for each mine’s specific characteristics. Since Gatling, LLC is no longer projecting production in the near term future for the West Virginia and Ohio properties, the related royalty and transportation contract intangible assets were estimated to have no fair value as of the measurement date.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Plant construction in process	$78	$6,279
Plant and equipment at cost	67,175	81,906
Less accumulated depreciation	(21,068)	(25,837)

Net book value	$46,185	$62,348

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Total depreciation expense on plant and equipment	$8,589	$8,322	$7,998

Under the provisions of one of the Partnership’s tipple leases, the lessee exercised its option to purchase the tipple and corresponding land for fair market value, which is greater than the carrying amount of the asset. In May 2011, the lessee paid a $1.0 million deposit that was nonrefundable. In August 2011, the lessee paid the remaining $4.5 million to complete the purchase of the tipple. The Partnership recognized a gain on the sale in the third quarter of $1.1 million, which is included in Other Revenue on the Consolidated Statements of Income.

7.    Coal and Other Mineral Rights

The Partnership’s coal and other mineral rights consist of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
Coal and other mineral rights	$1,645,451	$1,629,286
Less accumulated depletion and amortization	(387,950)	(347,650)

Net book value	$1,257,501	$1,281,636

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Total depletion and amortization expense on coal and other mineral interests	$47,230	$38,501	$48,591

Included in depletion in 2009 is a charge of $8.2 million related to a terminated lease from a mine closure.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Intangible Assets

Amounts recorded as intangible assets along with the balances and accumulated amortization at December 31, 2011 and 2010 are reflected in the table below:

	December 31, 2011	December 31, 2010
	(In thousands)
Contract intangibles	$89,420	$180,233
Less accumulated amortization	(14,258)	(18,302)

Net book value	$75,164	$161,931

	For the years ended December 31,
	2011	2010	2009
	(In thousands)
Total amortization expense on intangible assets	$9,298	$10,150	$3,423

The estimates of amortization expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense (In thousands)
For year ended December 31, 2012	$3,766
For year ended December 31, 2013	4,664
For year ended December 31, 2014	4,500
For year ended December 31, 2015	4,500
For year ended December 31, 2016	4,500

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    Long-Term Debt

Long-term debt consists of the following:

	December 31, 2011	December 31, 2010
	(In thousands)
$300 million floating rate revolving credit facility, due August 2016	$—	$94,000
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	32,317	37,650
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	69,230	76,923
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,922	2,115
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	33,600	36,900
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	—
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	195,000	210,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	—
5.18% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	50,000	—

Total debt	867,069	692,588
Less — current portion of long term debt	(30,801)	(31,518)

Long-term debt	$836,268	$661,070

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal payments due in:

	Senior Notes	Credit Facility	Total
	(In thousands)
2012	$30,801	$—	$30,801
2013	87,230	—	87,230
2014	80,983	—	80,983
2015	80,983	—	80,983
2016	80,983	—	80,983
Thereafter	506,089	—	506,089

	$867,069	$—	$867,069

The senior note purchase agreement contains covenants requiring our operating subsidiary to:

•	Maintain a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

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

During 2011, the Partnership issued $300 million of senior unsecured notes. Proceeds from the senior notes were used to repay all of the outstanding borrowings under the revolving credit facility and the Partnership has used, or will use, the remaining proceeds for acquisitions.

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

The Partnership made principal payments of $31.5 million on its senior notes during the year ended December 31, 2011.

On August 10, 2011, the Partnership completed an amendment and restatement of its $300 million revolving credit facility. The amendment extends the term of the credit facility to August 2016. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. The facility includes an accordion feature whereby the Partnership may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011 the Partnership did not have any outstanding balance on its revolving credit facility, while at December 31, 2010 the Partnership had $94.0 million. The weighted average interest rates for the year ended December 31, 2011 and the year ended December 31, 2010 were 1.83% and 1.42%, respectively.

The revolving credit facility contains covenants requiring the Partnership to maintain:

•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) not to exceed 4.0 to 1.0 and,

•

a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) of not less than 3.5 to 1.0 for the four most recent quarters.

The Partnership was in compliance with all terms under its long-term debt as of December 31, 2011.

10.    Fair Value Measurements

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

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s accounts receivable and accounts payable approximates their fair value due to their short-term nature. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value of the Partnership’s long-term debt was estimated to be $916.0 million and $596.1 million at December 31, 2011 and 2010, respectively, for the senior notes. The carrying value of the Partnership’s senior notes was $867.1 million and $598.6 million at December 31, 2011 and 2010, respectively. The fair value is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility is variable rate debt, its fair value approximates its carrying amount.

11.    Incentive Distribution Rights

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

12.    Related Party Transactions

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Reimbursement for services	$9,136	$7,358	$6,822

The Partnership leases substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.5 million in lease payments each year through December 31, 2018.

Transactions with Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner, as well as 16,686,672 common units. At December 31, 2011, the Partnership had accounts receivable totaling $8.4 million from Cline affiliates. Revenues from the Cline affiliates are as follows:

	For The Year Ended December 31,
	2011	2010	2009
	(In thousands)
Coal royalty revenues	$42,474	$32,407	$23,325
Processing fees	2,975	1,337	193
Transportation fees	16,689	14,324	11,495
Minimums recognized as revenue	—	12,400	—
Override revenue	2,691	1,904	2,356

	$64,829	$62,372	$37,369

As of December 31, 2011, the Partnership had received $47.2 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $20.2 million was received in the current year.

The Partnership recognized an asset impairment of $90.9 million during the third quarter of 2011 related to certain of the Partnership’s assets at the Gatling WV location and $70.4 million during the fourth quarter of 2011 related to certain assets at the Gatling Ohio location. These assets were acquired from and are leased by Cline affiliates.

The Partnership recognized a $3.0 million gain on a reserve exchange of over one million tons in Illinois with Williamson Energy. The fair value of the reserves was estimated using Level 3 cash flow approach. The expected cash flows were developed using estimated annual sales tons, forecasted sales prices and anticipated market royalty rates. The tons received will be fully mined during 2012, while the tons exchanged are not included in the current mine plans. The gain is located in Other revenues on the Consolidated Statements of Income.

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

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Processing revenue	$9,755	$5,874	$3,872

At December 31, 2011, the Partnership had accounts receivable totaling $1.3 million from Taggart.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Coal royalty revenues	$1,629	$1,545	$1,560

At December 31, 2011, the Partnership also had accounts receivable totaling $0.1 million from Kopper-Glo.

13.    Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of December 31, 2011. The Partnership is not associated with any environmental contamination that may require remediation costs.

Acquisition

In conjunction with a definitive agreement, as of December 31, 2011, the Partnership may be obligated to purchase in excess of 100 million additional tons of coal reserves from Colt, LLC for an aggregate purchase price of $80.0 million as certain milestones are completed relating to construction of a new mine. See Footnote 16 – “Subsequent Events”, for further information regarding an additional acquisition of reserves after December 31, 2011.

14.    Major Lessees

The Partnership has the following lessees that generated in excess of ten percent of total revenues in any one of the years ended December 31, 2011, 2010, and 2009. Revenues from these lessees are as follows:

	For the Years Ended December 31,
	2011		2010		2009
	Revenues	Percent	Revenues	Percent	Revenues	Percent
	(Dollars in thousands)
Alpha Natural Resources	$107,267	28.4%	$79,084	26.2%	$64,626	25.2%
The Cline Group	$64,829	17.2%	$62,372	20.7%	$37,369	14.6%

In 2011, the Partnership derived over 46% of its revenue from two companies listed above. As a result, the Partnership has a significant concentration of revenues with those lessees, although in most cases, with the exception of the Williamson mine operated by an affiliate of the Cline group, the exposure is spread out over a number of different mining operations and leases. Cline’s Williamson mine alone was responsible for approximately 12% of our total revenues for 2011. As a result of the merger of Alpha Natural Resources and Massey Energy Company, all prior period revenues from Massey have been combined with those of Alpha for presentation purposes in this 10-K.

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

15. Incentive	Plans

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of activity in the outstanding grants for the year ended December 31, 2011 are as follows:

Outstanding grants at the beginning of the period	753,868
Grants during the period	279,078
Grants vested and paid during the period	(162,186)
Forfeitures during the period	(416)

Outstanding grants at the end of the period	870,344

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and historical volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.13% to 0.37% and 35.66% to 40.14%, respectively at December 31, 2011. The Partnership’s annual dividend rate of 6.61% was used in the calculation at December 31, 2011. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $7.4 million, $9.0 million and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. In connection with the Long-Term Incentive Plans, cash payments of $5.7 million, $3.2 million and $2.9 million were paid during each of the years ended December 31, 2011, 2010, and 2009, respectively. The grant date fair value was $42.93, $29.42 and $31.01 per unit for awards in 2011, 2010 and 2009, respectively.

In connection with the phantom unit awards granted since February 2008, the CNG committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

The unaccrued cost, associated with unvested outstanding grants and related DERs at December 31, 2011, was $11.1 million.

16.    Subsequent Events (Unaudited)

The following represents material events that have occurred subsequent to December 31, 2011 through the time of the Partnership’s filing its Form 10-K with the SEC:

Acquisitions

Oklahoma Oil and Gas.    During January and February 2012, the Partnership acquired approximately 6,000 acres located in the Mississippian Lime oil play in Northern Oklahoma for $20.0 million.

Colt.    On February 2, 2012, the Partnership closed the fifth acquisition of reserves from Colt, LLC, an affiliate of the Cline Group. The Partnership paid $40.0 million and acquired approximately 26.0 million tons of coal reserves.

Distributions

On January 18, 2012, the Partnership declared a distribution of $0.55 per unit to be paid on February 14, 2012 to unitholders of record on February 3, 2012.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Supplemental Financial Data (Unaudited)

Shown below are selected unaudited quarterly data.

Selected Quarterly Financial Information

(In thousands, except per unit data)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(as restated)	(as restated)
Total revenues	$84,852	$96,532	$103,164	$90,681
Depreciation, depletion and amortization	$14,322	$17,435	$19,819	$13,542
Income (loss) from operations	$55,861	$68,670	$(17,796)	$(5,054)
Net income (loss)	$45,282	$56,206	$(30,559)	$(19,357)
Basic and diluted net income (loss) per limited partner unit	$0.42	$0.52	$(0.28)	$(0.18)
Weighted average number of units outstanding:
Common	106,028	106,028	106,028	106,028

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$63,519	$79,588	$80,752	$77,543
Income from operations	$40,912	$51,953	$50,344	$52,852
Net income	$30,191	$41,611	$40,153	$42,506
Basic and diluted net income per limited partner unit	$0.24	$0.38	$0.51	$0.39
Weighted average number of units outstanding:
Common	69,451	74,028	77,896	106,028

During the Partnership’s third quarter and fourth quarters, asset impairment charges of $90.9 million, or $0.84 per unit, and $70.4 million, or $0.65 per unit, were recorded.

During the preparation of the year-end financial statements, the Partnership determined that $4.0 million, or approximately $0.04 per unit, of deferred revenue related to minimum royalties for which the recoupment period had expired, should have been recorded as revenue in a prior period. Of the $4.0 million, $2.5 million, or $0.02 per unit, related to a prior year and was not material to the current or prior year and therefore was recorded as revenue in the fourth quarter. Of the remaining $1.5 million, $0.7 million and $0.8 million should have been recorded during the second and third quarters of 2011, respectively. The Partnership also determined that an exchange of coal reserves with Williamson Energy, a Cline Group affiliate, occurred during the second quarter but did not get recognized in the accounting records at that time. This exchange resulted in increased revenues and depletion expense in the second quarter, amounting to an increase in net income of $3.2 million, or $0.03 per unit. The exchange also resulted in decreased revenues and increased depletion expense in the third quarter, amounting to a decrease in net income of $2.1 million, or $0.02 per unit. The Partnership adjusted prior quarter amounts in the above table for 2011 by: increasing revenue by $5.1 million in the second quarter and decreasing revenue by $0.6 million in the third quarter; increasing depletion expense by $1.3 million and $0.7 million in the second and third quarters, respectively; and increasing income (loss) from operations and net income in the second quarter by $3.9 million and decreasing income(loss) from operations and net income in the third quarter by $1.3 million. These adjustments were all non-cash items and accordingly did not affect the cash flows of the Partnership.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2011. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Partnership’s consolidated financial statements included in this Form 10-K, has issued a report on the Partnership’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Natural Resource Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Resource Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2011 and 2010, and the related consolidated statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2011 of Natural Resource Partners L.P. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Houston, Texas

February 29, 2012

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

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	64	Chairman of the Board and Chief Executive Officer
Nick Carter	65	President and Chief Operating Officer
Dwight L. Dunlap	58	Chief Financial Officer and Treasurer
Kevin F. Wall	55	Executive Vice President — Operations
Wyatt L. Hogan	40	Vice President, General Counsel and Secretary
Dennis F. Coker	44	Vice President, Aggregates
Kevin J. Craig	43	Vice President, Business Development
Kenneth Hudson	57	Controller
Kathy H. Roberts	60	Vice President, Investor Relations
Robert T. Blakely	70	Director
David M. Carmichael	73	Director
J. Matthew Fifield	38	Director
Robert B. Karn III	70	Director
S. Reed Morian	66	Director
W. W. Scott, Jr.	67	Director
Stephen P. Smith	50	Director
Leo A. Vecellio, Jr.	65	Director

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

Dennis F. Coker is Vice President, Aggregates of GP Natural Resource Partners LLC. Mr. Coker joined NRP in March 2008 from Hanson Building Materials America, where he had been employed since 2002, and most recently served as Director, Corporate Development. Mr. Coker has 15 years of experience in the aggregate industry, with the last twelve years focused on business development activity. He currently serves on the membership committee of the National Stone Sand and Gravel Association.

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

Robert T. Blakely joined the Board of Directors of GP Natural Resource Partners LLC in January 2003. Mr. Blakely has extensive public company experience having served as Executive Vice President and Chief Financial Officer for several companies. From January 2006 until August 2007, he served as Executive Vice President and Chief Financial Officer of Fannie Mae, and from August 2007 to January 2008 as an Executive Vice President at Fannie Mae. From mid-2003 through January 2006, he was Executive Vice President and Chief Financial Officer of MCI, Inc. He previously served as Executive Vice President and Chief Financial Officer of Lyondell Chemical from 1999 through 2002, Executive Vice President and Chief Financial Officer of Tenneco, Inc. from 1981 until 1999 as well as a Managing Director at Morgan Stanley. He completed a 5 year term on December 31, 2011 as a Trustee of the Financial Accounting Federation and is a trustee emeritus of Cornell University. He has served on the Board of Westlake Chemical Corporation since August 2004. In 2009, Mr. Blakely joined the Boards of Directors of Ally Financial (formerly GMAC, Inc.), where he serves as Chairman of the Audit Committee, and Greenhill & Co.

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

Robert B. Karn III joined the Board of Directors of GP Natural Resource Partners LLC in 2002. Mr. Karn brings extensive financial and coal industry experience to the board of directors. He currently is a consultant and serves on the Board of Directors of various entities. He was the partner in charge of the coal mining practice worldwide for Arthur Andersen from 1981 until his retirement in 1998. He retired as Managing Partner of the St. Louis office’s Financial and Economic Consulting Practice. Mr. Karn is a Certified Public Accountant, Certified Fraud Examiner and has served as president of numerous organizations. He also currently serves on the Board of Directors of Peabody Energy Corporation, Kennedy Capital Management, Inc. and the Board of Trustees of numerous publicly listed closed-end and exchange traded funds of the Guggenheim family of funds.

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

Stephen P. Smith joined the Board of Directors of GP Natural Resource Partners LLC in 2004. Mr. Smith brings extensive public company financial experience in the power and energy industries to the board of directors. Mr. Smith has been the Executive Vice President and Chief Financial Officer for NiSource, Inc. since June 2008. Prior to joining NiSource, he held several positions with American Electric Power Company, Inc, including Senior Vice President — Shared Services from January 2008 to June 2008, Senior Vice President and Treasurer from January 2004 to December 2007, and Senior Vice President — Finance from April 2003 to December 2003. From November 2000 to January 2003, Mr. Smith served as President and Chief Operating Officer – Corporate Services for NiSource Inc. Prior to joining NiSource, Mr. Smith served as Deputy Chief Financial Officer for Columbia Energy Group from November 1999 to November 2000 and Chief Financial Officer for Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company from 1996 to 1999.

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

Corporate Governance

Board Attendance and Executive Sessions

The Board of Directors met eight times in 2011. During that period, every director attended all of the board meetings, with the exception of Messrs. Vecellio, Scott and Blakely, who each missed one meeting and Mr. Morian, who missed two meetings. Pursuant to our Corporate Governance Guidelines, the non-management directors meet in executive session on a quarterly basis. During 2011, our non-management directors met in executive session four times. The presiding director of these meetings was David Carmichael, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met one time in executive session in 2011. Mr. Carmichael was the presiding director at this meeting. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 601 Jefferson St., Suite 3600, Houston, Texas 77002.

Independence of Directors

The Board of Directors has affirmatively determined that Messrs. Blakely, Carmichael, Karn, Smith and Vecellio are independent based on all facts and circumstances considered by the board, including the standards set forth in Section 303A.02(a) of the NYSE’s listing standards. Although we had a majority of independent directors in 2011, because we are a limited partnership as defined in Section 303A of the NYSE’s listing standards, we are not required to do so. The Board has an Audit Committee, Compensation, Nominating and Governance Committee and Conflicts Committee, each of which is staffed solely by independent directors. Our Audit Committee is comprised of

Robert B. Karn III, who serves as chairman, Robert T. Blakely, Stephen P. Smith and David M. Carmichael. Mr. Karn, Mr. Smith and Mr. Blakely are “Audit Committee Financial Experts” as determined pursuant to Item 407 of Regulation S-K. In addition to his service on our audit committee and the Audit Committee for Westlake Chemical Corporation, in 2009 Mr. Blakely joined the audit committees of two additional public companies. In accordance with the rules of the NYSE, our Board of Directors has made the determination that Mr. Blakely’s service on four Audit Committees does not impair his ability to serve effectively on our audit committee.

Report of the Audit Committee

Our Audit Committee is composed entirely of independent directors. The members of the Audit Committee meet the independence and experience requirements of the New York Stock Exchange. The Committee has adopted, and annually reviews, a charter outlining the practices it follows. The charter complies with all current regulatory requirements.

During the year 2011, at each of its meetings, the Committee met with the senior members of our financial management team in executive session, our general counsel and our independent auditors. The Committee had private sessions at certain of its meetings with our independent auditors at which candid discussions of financial management, accounting and internal control issues took place.

The Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2011 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee by PCAOB Auditing Standard AU Section 380, Communication With Audit Committees. The Committee received and discussed with the auditors their annual written report on their independence from the partnership and its management, which is made under Rule 3526, Communication With Audit Committees Concerning Independence, and considered with the auditors whether the provision of non-audit services provided by them to the partnership during 2011 was compatible with the auditors’ independence.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Committee reviews our quarterly and annual reporting on Form 10-Q and Form 10-K prior to filing with the Securities and Exchange Commission. In 2011, the Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

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

Our board of directors has determined that each committee member is independent under the listing standards of the NYSE and the rules of the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of their equity securities. These people are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required for transactions occurring in 2011, we believe that our officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities complied with all filing requirements with respect to transactions in our equity securities during 2011.

Partnership Agreement

Investors may view our partnership agreement and the amendments to the partnership agreement on our website at www.nrplp.com. The partnership agreement and the amendments are also filed with the SEC and are available in print to any unitholder that requests them.

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

Compensation Discussion and Analysis

Overview

As a publicly traded partnership, we have a unique employment and compensation structure that is different from that of a typical public corporation. We have no employees, and our executive officers based in Houston, Texas are employed by Quintana Minerals Corporation and our executive officers based in Huntington, West Virginia are employed by Western Pocahontas Properties Limited Partnership, both of which are our affiliates. For a more detailed description of our structure, please see “Item 1. Business – Partnership Structure and Management” in this Form 10-K. Although our executives’ salaries and bonuses are paid directly by the private companies that employ them, we reimburse those companies based on the time allocated to NRP by each executive officer. Our reimbursement for the compensation of executive officers is governed by our partnership agreement.

Executive Officer Compensation Strategy and Philosophy

Under our partnership agreement, we are required to distribute all of our available cash each quarter. Our primary business objective is to generate cash flows at levels that can sustain long-term quarterly cash distributions to our investors. Our executive officer compensation strategy has been designed to motivate and retain our executive officers and to align their interests with those of our unitholders. Our primary objective in determining the compensation of our executive officers is to encourage them to build the partnership in a way that ensures the stability of the cash distributions to our unitholders and growth in our asset base. We do not tie our compensation to achievement of specific financial targets or fixed performance criteria, but rather evaluate the appropriate compensation on an annual basis in light of our overall business objectives.

In accordance with our objective of sustaining and increasing the quarterly distribution over the long-term, we believe that optimal alignment between our unitholders and our executive officers is best achieved by compensating our executive officers through sharing a percentage of distributions received by our general partner and through DERs tied to long-term equity-based compensation. Our compensation for executive officers consists of four primary components:

•	base salaries;

•	annual cash incentive awards, including bonuses and cash payments made by our general partner based on a percentage of the cash it receives from common units that the general partner owns;

•	long-term equity incentive compensation; and

•	perquisites and other benefits.

Mr. Robertson does not receive a salary or an annual bonus in his capacity as Chief Executive Officer. Rather, for the reasons discussed in greater detail below, Mr. Robertson is compensated exclusively through long-term phantom unit grants awarded by the CNG Committee and through sharing a percentage of the distributions received by the general partner. Mr. Robertson also directly or indirectly owns in excess of 20% of the outstanding units of NRP, and thus his interests are directly aligned with our unitholders.

In December 2011, our CNG Committee reviewed the performance of the executive officers and the amount of time expected to be spent by each NRP officer on NRP business. All of our executive officers other than Mr. Robertson spend 95% or more of their time on NRP matters and NRP bears the allocated cost of their time. Mr. Robertson has historically spent approximately 50% of his time on NRP matters. Based on its review, the CNG Committee approved an average increase of 3.0% in the salaries of the executive officers in 2012 other than Mr. Robertson. The percentage increase in 2012 was down from a 3.5% increase in 2011.

In February 2012, the CNG Committee met to approve the year-end bonuses and long-term incentive awards for the executive officers. The CNG Committee considered the performance of the partnership, the performance of the individuals and the outlook for the future in determining the amounts of the awards. Because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future. Instead, we have issued phantom units to our executive officers that are paid in cash based on the average closing price of our common units for the 20-day trading period prior to vesting. The phantom units typically vest four years from the date of grant. In connection with the phantom unit awards, the CNG Committee has also granted tandem DERs, which entitle the holders to receive distributions equal to the distributions paid on our common units. The DERs have a four-year vesting period. Through these awards, each executive officer’s interest is aligned with those of our unitholders in sustaining and increasing our quarterly cash distributions over the long-term, increasing the value of our common units, and maintaining a steady growth profile for NRP.

Role of Compensation Experts

The CNG Committee did not retain any consultants to evaluate compensation of officers or directors in 2011. The CNG Committee periodically has utilized consultants to get a basic sense of the market, but has considered the advice of the consultant as only one factor among the other items discussed in this compensation discussion and analysis. For a more detailed description of the CNG Committee and its responsibilities, please see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” in this Form 10-K.

Role of Our Executive Officers in the Compensation Process

Mr. Robertson and Mr. Carter provided recommendations to the CNG Committee in its evaluation of the 2011 compensation programs for our executive officers. Mr. Carter provided Mr. Robertson with recommendations relating to the executive officers, other than himself, that are based in Huntington. Mr. Robertson considered those recommendations and provided the CNG Committee with recommendations for all of the executive officers, including the Houston-based officers other than himself. Mr. Robertson and Mr. Carter relied on their personal experience in setting compensation over a number of years in determining the appropriate amounts for each employee, and considered each of the factors described elsewhere in this compensation discussion and analysis. Mr. Robertson and Mr. Carter attended the CNG Committee meetings at which the Committee deliberated and approved the compensation, but were excused from the meetings when the CNG Committee discussed their compensation. No other named executive officer assumed an active role in the evaluation or design of the 2011 executive officer compensation programs.

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

Annual Cash Incentive Awards

Each executive officer, other than Mr. Robertson, participated in two cash incentive programs in 2011. The first program is a discretionary cash bonus award approved in February 2012 by the CNG Committee based on the same criteria used to evaluate the annual base salaries. The bonuses awarded with respect to 2011 under this program are disclosed in the Summary Compensation Table under the Bonus column. As with the base salaries, there are no formulas or specific performance targets related to these awards. We recorded record revenues, including record coal royalty revenues, and record distributable cash flow in 2011, exceeded the upper end of our range for our public guidance for the year, and increased the quarterly distribution for the first time in over two years. In addition, we made several acquisitions that will continue to grow and diversify the partnership into the future. All of these factors were considered by the CNG Committee in determining to award higher bonuses to the executive officers in 2011 versus 2010.

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

Consistent with this approach, we have included DERs as a possible award to be granted under the plan. The DERs are contingent rights, granted in tandem with phantom units, to receive an amount in cash equal to the cash distributions made by NRP with respect to the common units during the period in which the phantom units are outstanding.

Our CNG Committee has generally approved annual awards of phantom units that vest four years from the date of grant. The amounts included in the compensation table reflect the grant date fair value of the unit awards determined in accordance with FASB stock compensation authoritative guidance. We have structured the phantom unit awards so that our executive officers and directors directly benefit along with our unitholders when our unit price increases, and experience reductions in the value of their incentive awards when our unit price declines. Similarly, because the awards are forfeited by the executives upon termination of employment in most instances, the long-term vesting component of these awards encourages our senior executives and employees to remain with NRP over an extended period of time, thereby ensuring continuity in our management team.

In connection with its review of incentive compensation in February 2012, the CNG Committee determined to increase the annual phantom unit grants to each of the named executive officers.

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

Quintana and Western Pocahontas also maintain 401(k) and defined contribution retirement plans. Quintana matches 100% of the first 4.5% of the employee contributions under the 401(k) plan and Western Pocahontas matches the employee contributions at a level of 100% of the first 3% of the contribution and 50% of the next 3% of the contribution. In addition, each company contributes 1/12 of each employee’s base salary to the defined contribution retirement plan on an annual basis. As with the other contributions, any amounts contributed by Quintana and Western Pocahontas are reimbursed by us based on the time allocated by the employee to our business. The payments made to Messrs. Carter, Dunlap, Hogan and Wall under the defined contribution plan exceeded $10,000 in each of 2009, 2010 and 2011, but did not exceed $20,000 for any individual in any year. None of NRP, Quintana or Western Pocahontas maintain a pension plan or a defined benefit retirement plan. As noted in the Summary Compensation Table, in 2009, 2010 and 2011 we also reimbursed Quintana and Western Pocahontas for car allowances provided to Messrs. Carter, Dunlap and Wall.

Unit Ownership Requirements

We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of December 31, 2011, our named executive officers held 270,000 phantom units that have been granted as compensation. In addition, Mr. Robertson directly or indirectly owns in excess of 20% of the outstanding units of NRP.

Securities Trading Policy

Our insider trading policy states that executive officers and directors may not purchase or sell puts or calls to sell or buy our units, engage in short sales with respect to our units, or buy our securities on margin.

Tax Implications of Executive Compensation

Because we are a partnership, Section 162(m) of the Internal Revenue Code does not apply to compensation paid to our named executive officers and accordingly, the CNG Committee did not consider its impact in determining compensation levels in 2009, 2010 or 2011. The CNG Committee has taken into account the tax implications to the partnership in its decision to limit the long-term incentive compensation to phantom units as opposed to options or restricted units.

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

Report of the Compensation, Nominating and Governance Committee

The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the CNG Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

David M. Carmichael, Chairman

Robert B. Karn III

Robert T. Blakely

Leo A. Vecellio, Jr.

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for compensation expense in 2009, 2010 and 2011 based on time allocated by each individual to Natural Resource Partners. In 2011, Messrs. Robertson, Dunlap, Carter, Hogan and Wall spent approximately 50%, 95%, 97%, 96% and 95%, respectively, of their time on NRP matters.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Phantom Unit Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Corbin J. Robertson, Jr.	2011	—	—	1,156,980	—	1,156,980
Chairman and CEO	2010	—	—	783,090	—	783,090
	2009	—	—	817,600	—	817,600

Dwight L. Dunlap	2011	313,885	156,500	315,540	36,755	822,680
CFO and Treasurer	2010	298,427	140,000	189,840	36,037	664,304
	2009	301,493	105,000	186,880	36,407	629,780

Nick Carter	2011	368,600	246,000	525,900	39,228	1,179,728
President and COO	2010	358,900	220,000	332,220	39,229	950,349
	2009	358,900	165,000	327,040	39,229	890,169

Wyatt L. Hogan	2011	315,865	156,500	315,540	30,095	818,000
Vice President, General Counsel and Secretary	2010	295,403	140,000	189,840	29,025	654,268
	2009	284,979	105,000	186,880	28,001	604,860

Kevin F. Wall	2011	199,500	155,000	315,540	33,013	703,053
Executive Vice President —	2010	190,000	140,000	189,840	31,794	551,634
Operations	2009	190,000	105,000	186,880	31,794	513,674

(1)	Amounts represent the grant date fair value of unit awards determined in accordance with FASB stock compensation authoritative guidance.

(2)	Includes portions of automobile allowance, 401(k) matching and retirement contributions allocated to Natural Resource Partners by Quintana Minerals Corporation and Western Pocahontas Properties Limited Partnership. The payments made to Messrs. Carter, Dunlap, Hogan and Wall under the defined contribution plan exceeded $10,000 in each of 2009, 2010 and 2011, but did not exceed $20,000 for any individual in any year. The table does not include any cash compensation paid by the general partner to each named executive officer. The general partner may distribute up to 7.5% of any cash it receives with respect to the common units that it received in connection with the elimination of the incentive distribution rights. We do not reimburse the general partner for any of these payments, and the payments are not an expense of NRP. The table below shows the amounts paid by the general partner that are not reimbursed by NRP.

Individual	Year	Compensation Received from General Partner and Not Reimbursed by NRP $
Corbin J. Robertson, Jr.	2011	530,000
	2010	380,000
	2009	310,000

Dwight L. Dunlap	2011	385,000
	2010	277,500
	2009	226,000

Nick Carter	2011	530,000
	2010	380,000
	2009	310,000

Wyatt L. Hogan	2011	385,000
	2010	277,500
	2009	226,000

Kevin F. Wall	2011	385,000
	2010	277,500
	2009	226,000

Grants of Plan-Based Awards in 2011

Named Executive Officer	Grant Date	All Other Unit Awards: Number of Phantom Units(1) (#)	Grant Date Fair Value of Unit Awards(2) ($)
Corbin J. Robertson, Jr.	2/10/2011	33,000	1,156,980
Dwight L. Dunlap	2/10/2011	9,000	315,540
Nick Carter	2/10/2011	15,000	525,900
Wyatt L. Hogan	2/10/2011	9,000	315,540
Kevin F. Wall	2/10/2011	9,000	315,540

(1)	The phantom units were granted in February 2011 and will vest in February 2015.

(2)	Amounts represent the estimated fair value on February 10, 2011.

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

Outstanding Awards at December 31, 2011

The table below shows the total number of outstanding phantom units held by each named executive officer at December 31, 2011. The phantom units shown below have been awarded over the last four years, with a portion of the units vesting in February in each of 2012, 2013, 2014 and 2015.

Named Executive Officer	Number of Phantom Units That Have Not Vested (#)	Market Value of Phantom Units That Have Not Vested(1) ($)
Corbin J. Robertson, Jr.	121,000	3,827,820
Dwight L. Dunlap	32,000	1,016,250
Nick Carter	53,000	1,677,840
Wyatt L. Hogan	32,000	1,016,250
Kevin F. Wall	32,000	1,016,250

(1)	Based on a unit price of $27.11, the closing price for the common units on December 31, 2011. The value also includes the value of the accrued DERs as of December 31, 2011.

Phantom Units Vested in 2011

The table below shows the phantom units that vested with respect to each named executive officer in 2011, along with the value realized by each individual.

Named Executive Officer	Number of Phantom Units That Vested (#)	Value Realized on Vesting ($)
Corbin J. Robertson, Jr.	26,000	921,440
Dwight L. Dunlap	7,200	255,168
Nick Carter	13,000	460,720
Wyatt L. Hogan	6,800	240,992
Kevin F. Wall	6,000	212,640

Potential Payments upon Termination or Change in Control

None of our executive officers have entered into employment agreements with Natural Resource Partners or its affiliates. Consequently, there are no severance benefits payable to any executive officer upon the termination of their employment. The annual base salaries, bonuses and other compensation are all determined by the CNG Committee in consultation with Mr. Robertson, Mr. Carter and the full board of directors. Upon the occurrence of a change in control of NRP, our general partner or GP Natural Resource Partners LLC, the outstanding phantom unit awards held by each of our executive officers would immediately vest. The table below indicates the impact of a change in control on the outstanding equity-based awards at December 31, 2011, based on the 20-day average of the common units of $26.63 on December 31, 2011 and includes amounts for accrued DERs.

Named Executive Officer	Number of Phantom Units That Have Not Vested (#)	Potential Post-Employment Payments Required Upon Change in Control ($)	Potential Cash Payments Required Upon Change in Control ($)
Corbin J. Robertson, Jr.	121,000	—	3,715,950
Dwight L. Dunlap	32,000	—	1,000,840
Nick Carter	53,000	—	1,652,400
Wyatt L. Hogan	32,000	—	1,000,890
Kevin F. Wall	32,000	—	1,000,890

Director’s Compensation for the Year Ended December 31, 2011

The table below shows the directors’ compensation for the year ended December 31, 2011. As with our named executive officers, we do not grant any options or restricted units to our directors.

Name	Fees Earned or Paid in Cash ($)	Phantom Unit Awards(1)(2) ($)	Total ($)
Robert Blakely	85,000	106,320	191,320
David Carmichael	85,000	106,320	191,320
J. Matthew Fifield	60,000	106,320	166,320
Robert Karn III	85,000	106,320	191,320
S. Reed Morian	60,000	106,320	166,320
Stephen Smith	65,000	106,320	171,320
W. W. Scott, Jr.	60,000	106,320	166,320
Leo A. Vecellio, Jr.	65,000	106,320	171,320

(1)	Amounts represent the grant date fair value of unit awards determined in accordance with FASB stock compensation authoritative guidance.

(2)	As of December 31, 2011, each director held 12,000 phantom units that vest in annual increments of 3,000 units in each of 2012, 2013, 2014 and 2015.

In 2011, the annual retainer for the directors was $60,000, and the directors did not receive any additional fees for attending meetings. Each chairman of a committee received an annual fee of $10,000 for serving as chairman, and each committee member received $5,000 for serving on a committee.

2012 Long-Term Incentive Awards

In February 2012, the CNG Committee awarded 32,000 phantom units to Mr. Robertson, 16,000 phantom units to Mr. Carter, and 10,000 phantom units to each of Messrs. Dunlap, Hogan and Wall. The phantom units included tandem DERs, pursuant to which the units will accrue the quarterly distributions paid by NRP on its common units. NRP will pay the amounts accrued under the DERs upon the vesting of the phantom units in February 2016. The CNG Committee also approved an award of 5,130 phantom units, including tandem DERs, to each of the members of the Board of Directors. The awards to the directors will also vest as follows: 375 units in 2013, 475 units in 2014, 580 units in 2015 and 3,700 units in 2016.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2011, Messrs. Carmichael, Karn, Blakely and Vecellio served on the CNG Committee. None of Messrs. Carmichael, Karn, Blakely or Vecellio has ever been an officer or employee of NRP or GP Natural Resource Partners LLC. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or CNG Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 29, 2012, the amount and percentage of our common units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of the directors and executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

Name of Beneficial Owner	Common Units	Percentage of Common Units(1)
Corbin J. Robertson, Jr.(2)	23,228,819	21.9%
Western Pocahontas Properties(3)	17,279,860	16.3%
Christopher Cline(4)	16,686,672	15.7%
Adena Minerals, LLC(5)	16,646,072	15.7%
Western Bridgeport, Inc.(6)	5,627,120	5.3%
Nick Carter(7)	17,210	*
Dwight L. Dunlap	20,836	*
Kevin F. Wall(8)	2,000	*
Wyatt L. Hogan(9)	2,500	*
Dennis F. Coker	400	*
Kevin J. Craig	5,000	*
Kenneth Hudson	4,000	*
Kathy H. Roberts	13,000	*
Robert T. Blakely	—	—
David M. Carmichael	10,000	*
J. Matthew Fifield	—	—
Robert B. Karn III (10)	5,634	*
S. Reed Morian(11)	5,737,900	5.4%
W. W. Scott, Jr. (12)	339,239	*
Stephen P. Smith	3,552	*
Leo A. Vecellio, Jr.	20,000	*
Directors and Officers as a Group	29,387,351	27.7%

*	Less than one percent.

(1)	Percentages based upon 106,027,836 common units issued and outstanding. Unless otherwise noted, beneficial ownership is less than 1%.

(2)	Mr. Robertson may be deemed to beneficially own the 17,279,860 common units owned by Western Pocahontas Properties Limited Partnership, 5,627,120 common units held by Western Bridgeport, Inc., 110,206 common units held by Western Pocahontas Corporation and 56 common units held by QMP Inc. Also included are 31,540 common units held by Barbara Robertson, Mr. Robertson’s spouse. Mr. Robertson’s address is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(3)	These units may be deemed to be beneficially owned by Mr. Robertson. The address of Western Pocahontas Properties Limited Partnership is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(4)	Mr. Cline may be deemed to beneficially own the 16,646,072 common units owned by Adena Minerals, LLC. Of these units, 14,976,841 have been pledged to banks as collateral for loans. Mr. Cline’s address is 3801 PGA Boulevard, Suite 903, Palm Beach Gardens, Florida 33410.

(5)	The address of Adena Minerals, LLC is 3801 PGA Boulevard, Suite 903, Palm Beach Gardens, Florida 33410. Of these units, 14,976,841 have been pledged to banks as collateral for loans.

(6)	These units may be deemed to be beneficially owned by Mr. Robertson. The address of Western Bridgeport is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(7)	Includes 210 common units held by Mr. Carter’s spouse.

(8)	Includes 500 common units held by Mr. Wall’s daughter. Mr. Wall disclaims beneficial ownership of these securities.

(9)	Of these common units, 500 common units are owned by the Anna Margaret Hogan 2002 Trust, 500 common units are owned by the Alice Elizabeth Hogan 2002 Trust, and 500 common units are held by the Ellen Catlett Hogan 2005 Trust. Mr. Hogan is a trustee of each of these trusts.

(10)	Includes 317 units held by the Payton Grace Portnoy Irrevocable Trust and 317 units held by the Blake Kristopher Portnoy Irrevocable Trust. Mr. Karn is the trustee of each of these trusts for his grandchildren, but disclaims beneficial ownership of these securities.

(11)	Mr. Morian may be deemed to beneficially own 3,044,937 common units owned by Shadder Investments and 600,972 common units held by Mocol Properties.

(12)	Mr. Scott may be deemed to beneficially own 32,985 common units held by Scott Riverbend Farms and 8,000 units held by his spouse, Kate Scott.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

•

NRP’s business strategy does not, and is not expected to, include oil and gas exploration or development (except for non-operated royalty interests in coal bed methane production ancillary to its coal business), investments which do not generate “qualifying income” for a publicly traded partnership under U.S. tax regulations, investments outside of North America and other “midstream” or refining businesses which do not involve coal or other hard extracted minerals, including the gathering, processing, fractionation, refining, storage or transportation of oil, natural gas or natural gas liquids. NRP’s business strategy also does not, and is not expected to include, coal mining or mining for other hard minerals. The businesses and investments described in this paragraph are referred to as the “Non-NRP Businesses.”

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

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company with operations in Tennessee. Kopper-Glo is an NRP lessee that paid NRP $1.6 million and $1.5 million in coal royalties in 2011 and 2010, respectively.

Office Building in Huntington, West Virginia

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

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board of Directors and as provided in the Omnibus Agreement, the Restricted Business Contribution Agreement, and our partnership agreement. For the year ended December 31, 2011, there were no transactions where such guidelines were not followed.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax work for fiscal 2011 and 2010. Fees (including out-of-pocket costs) incurred from Ernst & Young LLP for services for fiscal years 2011 and 2010 totaled $1.0 million for each of the years. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst & Young LLP:

	2011	2010
Audit Fees(1)	$507,120	$527,674
Audit-Related Fees	—	—
Tax Fees(2)	522,972	521,377
All Other Fees(3)	1,995	—

(1)	Audit fees include fees associated with the annual audit of our consolidated financial statements, audit of a subsidiary and reviews of our quarterly financial statement for inclusion in our Form 10-Q and comfort letters; consents; assistance with and review of documents filed with the SEC

(2)	Tax fees include fees principally incurred for assistance with tax planning, compliance, tax return preparation and filing of Schedules K-1.

(3)	All other fees include the subscription to EY Online research tool.

Audit and Non-Audit Services Pre-Approval Policy

I.     Statement of Principles

Under the Sarbanes-Oxley Act of 2002 (the “Act”), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence from the Partnership. To implement these provisions of the Act, the SEC has issued rules specifying the types of services that an independent auditor may not provide to its audit client, as well as the audit committee’s administration of the engagement of the independent auditor. Accordingly, the Audit Committee has adopted, and the Board of Directors has ratified, this Audit and Non-Audit Services Pre-Approval Policy (the “Policy”), which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Please See Item 8, “Financial Statements and Supplementary Data”

(a)(3) Exhibits

Exhibit Number		Description

2.1	—	Contribution Agreement dated December 14, 2006 by and among Foresight Reserves LP, Adena Minerals, LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on December 15, 2006).

2.2	—	Second Contribution Agreement, dated January 4, 2007, by and among Foresight Reserves LP, Adena Minerals, LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 4, 2007).

2.3	—	Amendment No. 1 to Second Contribution Agreement, dated April 18, 2007, by and among Natural Resource Partners L.P., NRP (GP) LP, NRP (Operating) LLC, Foresight Reserves LP and Adena Minerals, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 19, 2007).

3.1	—	Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 21, 2010).

3.2	—	Fifth Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of December 16, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 16, 2011).

3.3	—	Fourth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2007).

3.4	—	Amended and Restated Limited Liability Company Agreement of NRP (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).

4.1	—	Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 23, 2003).

4.2	—	First Amendment, dated as of July 19, 2005, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 20, 2005).

4.3	—	Second Amendment, dated as of March 28, 2007, to Note Purchase Agreements dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 29, 2007).

4.4	—	First Supplement to Note Purchase Agreements, dated as of July 19, 2005 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 20, 2005).

Exhibit Number		Description

4.5	—	Second Supplement to Note Purchase Agreements, dated as of March 28, 2007 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2007).

4.6	—	Third Supplement to Note Purchase Agreements, dated as of March 25, 2009 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2009).

4.7	—	Fourth Supplement to Note Purchase Agreements, dated as of April 20, 2011 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2011).

4.8	—	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).

4.9	—	Form of Series A Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).

4.10	—	Form of Series B Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).

4.11	—	Form of Series C Note (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).

4.12	—	Form of Series D Note (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed February 28, 2007).

4.13	—	Form of Series E Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 29, 2007).

4.14	—	Form of Series F Note (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 7, 2009).

4.15	—	Form of Series G Note (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 7, 2009).

4.16	—	Form of Series H Note (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2011).

4.17	—	Form of Series I Note (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2011).

4.18	—	Form of Series J Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 15, 2011).

4.19	—	Form of Series K Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 3, 2011).

10.1	—	Second Amended and Restated Credit Agreement, dated as of August 10, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 11, 2011).

10.2	—	Contribution Agreement, dated as of September 20, 2010, by and among Natural Resource Partners L.P., NRP (GP) LP, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and NRP Investment L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2010).

10.3**	—	Natural Resource Partners Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2008).

Exhibit Number		Description

10.4**	—	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 007-31465).

10.5**	—	Natural Resource Partners Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).

10.6	—	First Amended and Restated Omnibus Agreement, dated as of April 22, 2009, by and among Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 7, 2009).

10.7	—	Restricted Business Contribution Agreement, dated January 4, 2007, by and among Christopher Cline, Foresight Reserves LP, Adena Minerals, LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2007).

10.8	—	Investor Rights Agreement, dated January 4, 2007, by and among NRP (GP) LP, GP Natural Resource Partners LLC, Robertson Coal Management and Adena Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 4, 2007).

10.9	—	Purchase and Sale Agreement, dated January 27, 2009, by and among WPP LLC, Hod LLC and Macoupin Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 27, 2009).

10.10	—	Purchase and Sale Agreement, dated September 10, 2009, by and among WPP LLC and Colt, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 11, 2009).

10.11	—	Amendment No. 1 to Purchase and Sale Agreement, dated as of July 29, 2010, by and between WPP LLC and Colt, LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 6, 2010).

10.11	—	Amendment No. 2 to Purchase and Sale Agreement, dated as of October 4, 2010, by and between WPP LLC and Colt, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2010).

10.12	—	Waiver Agreement, dated November 12, 2009, by and among Natural Resource Partners L.P., Great Northern Properties Limited Partnership, Western Pocahontas Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 13, 2009).

21.1*	—	List of subsidiaries of Natural Resource Partners L.P.

23.1*	—	Consent of Ernst & Young LLP.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

99.1	—	Description of certain provisions of the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 21, 2010).

Exhibit Number		Description

101*	—	The following financial information from the annual report on Form 10-K of Natural Resource Partners L.P. for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Submitted herewith

**	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.

By: NRP (GP) LP, its general partner

By: GP NATURAL RESOURCE

       PARTNERS LLC, its general partner

Date: February 29, 2012

By:	/s/ CORBIN J. ROBERTSON, JR.,
Corbin J. Robertson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 29, 2012

By:	/s/ DWIGHT L. DUNLAP
Dwight L. Dunlap, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 29, 2012

By:	/s/ KENNETH HUDSON
Kenneth Hudson Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012

/s/ ROBERT T. BLAKELY
Robert T. Blakely Director

Date: February 29, 2012

/s/ DAVID M. CARMICHAEL
David M. Carmichael Director

Date: February 29, 2012

/s/ J. MATTHEW FIFIELD
J. Matthew Fifield Director

Date: February 29, 2012

/s/ ROBERT B. KARN III
Robert B. Karn III Director

Date: February 29, 2012

/s/ S. REED MORIAN
S. Reed Morian Director

Date: February 29, 2012

/s/ W.W. SCOTT, JR.
W.W. Scott, Jr. Director

Date: February 29, 2012

/s/ STEPHEN P. SMITH
Stephen P. Smith Director

Date: February 29, 2012

/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr. Director