Form 10-Q
period 2012-03-31
NATURAL RESOURCE PARTNERS LP
filed 2012-05-04
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31465

NATURAL RESOURCE PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	35-2164875
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Jefferson Street, Suite 3600

Houston, Texas 77002

(Address of principal executive offices)

(Zip Code)

(713) 751-7507

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 4, 2012 there were 106,027,836 Common Units outstanding.

Forward-Looking Statements

Statements included in this Form 10-Q are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding capital expenditures, acquisitions and dispositions, expected commencement dates of mining, projected quantities of future production by our lessees and projected demand for or supply of coal, aggregates and oil and gas that will affect sales levels, prices and royalties and other revenues realized by us.

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

You should not put undue reliance on any forward-looking statements. Please read “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,404	$214,922
Accounts receivable, net of allowance for doubtful accounts	34,075	30,923
Accounts receivable – affiliates	13,040	10,138
Other	632	832

Total current assets	155,151	256,815
Land	24,534	24,534
Plant and equipment, net	54,416	46,185
Coal and other mineral rights, net	1,310,590	1,257,501
Intangible assets, net	74,209	75,164
Loan financing costs, net	4,707	4,846
Long-term contracts – affiliate	47,663	—
Other assets, net	604	604

Total assets	$1,671,874	$1,665,649

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$2,685	$2,366
Accounts payable – affiliates	1,139	375
Obligation related to acquisitions	500	500
Current portion of long-term debt	52,230	30,801
Accrued incentive plan expenses – current portion	6,569	8,374
Property, franchise and other taxes payable	3,824	6,316
Accrued interest	7,866	10,761

Total current liabilities	74,813	59,493
Deferred revenue	109,373	113,303
Accrued incentive plan expenses	6,883	11,670
Long-term debt	846,648	836,268
Partners’ capital:
Common units outstanding (106,027,836)	621,220	629,253
General partner’s interest	10,354	10,517
Non-controlling interest	3,066	5,638
Accumulated other comprehensive loss	(483)	(493)

Total partners’ capital	634,157	644,915

Total liabilities and partners’ capital	$1,671,874	$1,665,649

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Revenues:
Coal royalties	$59,916	$65,365
Aggregate royalties	1,716	1,194
Processing fees	2,126	3,089
Transportation fees	4,108	4,098
Oil and gas royalties	1,388	2,992
Property taxes	4,488	3,012
Minimums recognized as revenue	11,714	507
Override royalties	5,142	3,043
Other	1,274	1,552

Total revenues	91,872	84,852
Operating costs and expenses:
Depreciation, depletion and amortization	12,409	14,322
General and administrative	8,950	10,196
Property, franchise and other taxes	5,016	3,697
Transportation costs	473	468
Coal royalty and override payments	200	308

Total operating costs and expenses	27,048	28,991

Income from operations	64,824	55,861
Other income (expense):
Interest expense	(13,560)	(10,587)
Interest income	45	8

Income before non-controlling interest	51,309	45,282
Less non-controlling interest	—	—

Net income	$51,309	$45,282

Net income attributable to:
General partner	$1,026	$906

Limited partners	$50,283	$44,376

Basic and diluted net income per limited partner unit	$0. 47	$0. 42

Weighted average number of units outstanding	106,028	106,028

Comprehensive income	$51,319	$45,294

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$51,309	$45,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,409	14,322
Non-cash interest charge, net	149	150
Change in operating assets and liabilities:
Accounts receivable	(1,237)	(4,530)
Other assets	200	222
Accounts payable and accrued liabilities	1,083	(1,147)
Accrued interest	(2,895)	(7,034)
Deferred revenue	(2,449)	5,434
Accrued incentive plan expenses	(6,592)	(2,827)
Property, franchise and other taxes payable	(2,492)	(2,838)

Net cash provided by operating activities	49,485	47,034

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(67,726)	(84,822)
Acquisition or construction of plant and equipment	(10,128)	(162)
Proceeds from sale of assets	—	100
Acquisition of contracts – affiliate	(48,881)	—

Net cash used in investing activities	(126,735)	(84,884)

Cash flows from financing activities:
Proceeds from loans	47,000	85,000
Repayment of loans	(15,191)	(15,193)
Costs associated with equity transactions	—	(32)
Distributions to partners	(62,077)	(58,423)

Net cash provided by (used in) financing activities	(30,268)	11,352

Net decrease in cash and cash equivalents	(107,518)	(26,498)
Cash and cash equivalents at beginning of period	214,922	95,506

Cash and cash equivalents at end of period	$107,404	$69,008

Supplemental cash flow information:
Cash paid during the period for interest	$16,292	$17,459

Non-cash activities:
Obligation related to purchase of reserves and infrastructure	$—	$6,025

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

	Common Units		General Partner	Non- Controlling Interest	Accumulated Other Comprehensive
	Units	Amounts	Amounts	Amounts	Income (Loss)	Total
Balance at December 31, 2011	106,027,836	$629,253	$10,517	$5,638	$(493)	$644,915
Distributions	—	(58,316)	(1,189)	(2,572)	—	(62,077)
Net income	—	50,283	1,026	—	—	51,309
Loss on interest hedge	—	—	—	—	10	10

Comprehensive income	—	—	—	—	10	51,319

Balance at March 31, 2012	106,027,836	$621,220	$10,354	$3,066	$(483)	$634,157

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for future periods.

You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2011 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.

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

In addition, the Partnership owns transportation and preparation equipment, other mineral related rights and oil and gas properties on which it earns revenue.

The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.

2. Recent Accounting Pronouncements

In June 2011, the FASB amended the presentation of comprehensive income. The amendments in this update gave the Partnership the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update also require the Partnership to present changes in accumulated other comprehensive income by component in the statement of unitholders’ equity or in the notes to the financial statements. These amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The Partnership adopted this amendment on January 1, 2012 and elected to present other comprehensive income in a single continuous statement, Consolidated Statements of Comprehensive Income. The Partnership also elected to present changes in accumulated other comprehensive income in the Consolidated Statements of Partners’ Capital.

In May 2011, the FASB amended fair value measurement and disclosure requirements. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principal or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2011. The Partnership adopted this amendment on January 1, 2012. The amendment did not have a material impact on its financial position, results of operations, cash flows or notes to the financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations and cash flows.

3. Significant Acquisitions

Sugar Camp. In March 2012, the Partnership acquired the rail loadout, associated infrastructure assets and a contractual overriding royalty interest on certain tonnage at the Sugar Camp mine in Illinois for total consideration of $58.9 million. The consideration for the rail loadout of $50.0 million included transportation equipment of $10.1 million together with a transportation contract asset of $39.9 million representing the above market portion of the transportation contract. The fair value of the equipment was based on professional estimates of market value and is considered to be a Level 2 value while the fair value of the transportation contract asset was based upon estimates of discounted future cash flows, a Level 3 fair value. The expected cash flows were developed using estimated annual tons and the contracted per ton fee less an estimated market portion of the fee. In a separate transaction, the Partnership acquired a contractual overriding royalty interest for $8.9 million, which does not represent an interest in coal reserves but will provide for cash payments based upon production from the Sugar Camp operations. This overriding royalty was recorded as a financing arrangement in the accompanying balance sheet. The cash payments the Partnership receives with respect to the overriding royalty will reduce the asset value, and associated revenue will be recorded as override royalty revenue over the life of the contract based upon estimated production and adjusted periodically for changes in projections of production and the mining plan. The rail loadout and infrastructure assets were purchased from Sugar Camp Energy, LLC and the contractual overriding royalty interest was purchased from Ruger, LLC, both affiliates of the Cline Group.

Colt. In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. As of March 31, 2012, the Partnership had acquired approximately 118.1 million tons of reserves for approximately $215 million, including $40.0 million paid during the first quarter 2012. The final closing is anticipated to occur in the third quarter of 2012 and will be associated with completion of certain milestones related to the new mine.

4. Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Plant construction in process	$80	$78
Plant and equipment at cost	77,302	67,175
Less accumulated depreciation	(22,966)	(21,068)

Net book value	$54,416	$46,185

	Three months ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$1,898	$2,081

5. Coal and Other Mineral Rights

The Partnership’s coal and other mineral rights consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,707,931	$1,645,451
Less accumulated depletion and amortization	(397,341)	(387,950)

Net book value	$1,310,590	$1,257,501

	Three months ended March 31,
	2012	2011
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on coal and other mineral rights	$9,390	$9,591

6. Intangible Assets

Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Contract intangibles	$89,420	$89,420
Less accumulated amortization	(15,211)	(14,256)

Net book value	$74,209	$75,164

	Three months ended March 31,
	2012	2011
	(In thousands) (Unaudited)
Total amortization expense on intangible assets	$955	$2,650

The estimates of future expense for the periods indicated below are based on current mining plans, which are subject to revision in future periods.

Estimated Amortization Expense
(In thousands)
(Unaudited)
Remainder of 2012	$2,645
For year ended December 31, 2013	4,664
For year ended December 31, 2014	4,500
For year ended December 31, 2015	4,500
For year ended December 31, 2016	4,500

7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
$300 million floating rate revolving credit facility, due August 2016	$47,000	$—
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	32,317	32,317
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	69,230	69,230
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,731	1,922
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	33,600	33,600
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	75,000
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	180,000	195,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	175,000
5.18% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	50,000	50,000

Total debt	898,878	867,069
Less – current portion of long term debt	(52,230)	(30,801)

Long-term debt	$846,648	$836,268

Principal payments due in:

	Senior Notes	Credit Facility	Total
	(In thousands)
Remainder of 2012	$15,609	$—	$15,609
2013	87,230	—	87,230
2014	80,983	—	80,983
2015	80,983	—	80,983
2016	80,983	47,000	127,983
Thereafter	506,090	—	506,090

	$851,878	$47,000	$898,878

The senior note purchase agreement contains covenants requiring our operating subsidiary to:

•	Maintain a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

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

The Partnership made principal payments of $15.0 million on its senior notes during the three months ended March 31, 2012.

At March 31, 2012, the Partnership had $47.0 million outstanding on its revolving credit facility; while at December 31, 2011 the Partnership did not have any outstanding balance. The weighted average interest rates for the three months ended March 31, 2012 and year ended December 31, 2011 were 3.68% and 1.83%, respectively. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. The facility includes an accordion feature whereby the Partnership may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms.

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

The Partnership was in compliance with all terms under its long-term debt as of March 31, 2012.

8. Fair Value

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, contractual override – affiliate, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value and carrying value of the contractual override and long-term debt are as follows:

	Fair Value As Of		Carrying Value As Of
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)		(Unaudited)
Assets
Contractual overriding agreement, current and long-term	$10,291	$—	$8,998	$—
Liabilities
Long-term debt, current and long-term	$893,650	$915,959	$851,878	$867,070

The fair value of both the contractual override and long-term debt is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility is variable rate debt, its fair value approximates its carrying amount.

9. Related Party Transactions

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. All direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. The Partnership had an amount payable to Quintana Minerals Corporation of $0.3 million at March 31, 2012 for services provided by Quintana to the Partnership.

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands) (Unaudited)
Reimbursement for services	$2,523	$2,062

In addition to the reimbursements for services, the Partnership had an amount payable of $0.8 million to Great Northern Properties for amounts due on a lease that were paid incorrectly to the Partnership by a lessee. The Partnership also leases substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.5 million in lease payments each year through December 31, 2018.

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. At March 31, 2012, Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner, as well as 16,686,672 common units. Revenues from the Cline affiliates are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands) (Unaudited)
Coal royalty revenues	$8,623	$9,179
Processing fees	502	701
Transportation fees	4,108	4,099
Minimums recognized as revenue	9,556	—
Override revenue	926	451

	$23,715	$14,430

At March 31, 2012, the Partnership had accounts due from Cline affiliates totaling $59.6 million, of which $47.7 million was attributable to long-term contracts relating to the recent Sugar Camp acquisition. The Partnership had received $42.1 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $4.5 million was received in the current year. The $9.6 million in minimums recognized as revenue was attributable to an agreement in 2012 by Gatling Ohio, LLC to relinquish its recoupment rights.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands) (Unaudited)
Processing revenues	$1,345	$2,207

At March 31, 2012, the Partnership had accounts receivable totaling $0.8 million from Taggart.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands) (Unaudited)
Coal royalty revenues	$760	$334

The Partnership also had accounts receivable totaling $0.3 million from Kopper-Glo at March 31, 2012.

10. Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of March 31, 2012. The Partnership is not associated with any environmental contamination that may require remediation costs.

Acquisition

In conjunction with a definitive agreement, as of March 31, 2012, the Partnership may be obligated to purchase in excess of 75 million additional tons of coal reserves from Colt, LLC for an aggregate purchase price of $40.0 million over the next year as certain milestones are completed relating to construction of a new mine.

11. Major Lessees

Revenues from lessees that exceeded ten percent of total revenues for the periods as presented below:

	Three Months Ended March 31,
	2012			2011
	(Dollars in thousands) (Unaudited)
	Revenues	Percent	Revenues	Percent
Alpha Natural Resources	$24,148	26%	$24,842	29%
The Cline Group	$23,715	26%	$14,430	17%

In the first three months of 2012, the Partnership derived over 52% of its total revenue from the two companies listed above. As a result, the Partnership has a significant concentration of revenues with those lessees, although in most cases, with the exception of the Williamson mine operated by an affiliate of the Cline group, the exposure is spread out over a number of different mining operations and leases. Cline’s Williamson mine alone was responsible for approximately 11% of our total revenues for the first three months of 2012.

12. Incentive Plans

GP Natural Resource Partners LLC adopted the Natural Resource Partners Long-Term Incentive Plan (the “Long-Term Incentive Plan”) for directors of GP Natural Resource Partners LLC and employees of its affiliates who perform services for the Partnership. The Compensation, Nominating and Governance (“CNG”) Committee of GP Natural Resource Partners LLC’s board of directors administers the Long-Term Incentive Plan. Subject to the rules of the exchange upon which the common units are listed at the time, the board of directors and the CNG Committee of the board of directors have the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.

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

A summary of activity in the outstanding grants during 2012 is as follows:

Outstanding grants at January 1, 2012	870,760
Grants during the year	272,150
Grants vested and paid during the year	(187,096)
Forfeitures during the year	(832)

Outstanding grants at March 31, 2012	954,982

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.23% to 0.76% and 35.13% to 47.46%, respectively at March 31, 2012. The Partnership’s average distribution rate of 6.78% and historical forfeiture rate of 2.51% were used in the calculation at March 31, 2012. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $1.5 million and $4.3 million for the three month periods ended March 31, 2012 and 2011, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $6.5 million and $5.7 million were made during the three month periods ended March 31, 2012 and 2011, respectively.

In connection with the phantom unit awards granted since February 2008, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

The unaccrued cost, associated with the unvested outstanding grants and related DERs at March 31, 2012, was $16.5 million.

13. Distributions

On February 14, 2012, the Partnership paid a quarterly distribution $0.55 per unit to all holders of common units on February 3, 2012.

14. Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2012 through the time of the Partnership’s filing with the Securities and Exchange Commission:

Distributions

On April 19, 2012, the Partnership declared a distribution of $0.55 per unit to be paid on May 14, 2012 to unitholders of record on May 4, 2012.

Acquisitions

Oklahoma Oil and Gas. Subsequent to March 31, 2012, the Partnership acquired approximately 5,600 net mineral acres located in the Mississippian Lime oil play in Northern Oklahoma for $18.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Form 10-K, as filed on February 29, 2012.

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

During the first quarter of 2012, we recognized as revenue $9.6 million in minimums associated with the Gatling Ohio mine as result of Gatling Ohio, LLC agreeing to relinquish its recoupment rights. Excluding those minimums, we generated $22.4 million of our first quarter revenues from sources other than coal or aggregate royalty revenues, compared to $19.5 million for the same period in 2011. We also receive oil and gas revenues from our BRP venture with International Paper, and have made several oil and gas mineral acquisitions over the last 12 months. Other sources of revenue include: processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales.

Our Current Liquidity Position

Our credit facility does not mature until August 2016 and, as of March 31, 2012, we had $253 million in available capacity under the facility. In addition, at March 31, 2012, we had approximately $107 million in cash. We believe that the combination of our capacity under our credit facility and our cash on hand gives us enough liquidity to meet our current financial needs.

In addition, other than a $35 million senior note that matures in 2013, we make annual principal payments on all our long-term debt. Although these annual payments will increase significantly beginning in 2013, we have no need to access the capital markets to pay off or refinance any of our senior note obligations other than the one note. As a result of our amortization program on our senior notes, our outstanding principal balance will be reduced on our long-term debt as our minerals are depleted. We do typically access the capital markets to refinance amounts outstanding under our credit facility as we approach the limits under that facility, the timing of which depends on the pace and size of our acquisition program.

Current Results

For the three months ended March 31, 2012, our lessees produced 13.5 million tons of coal and aggregates, generating $61.6 million in royalty revenues from our properties, and our total revenues were $91.9 million. During the first three months, we benefitted from our substantial exposure to metallurgical coal, from which we derived approximately 45% of our coal royalty revenues and 31% of the related production. The demand for steel, particularly domestic steel, has improved along with the economy, resulting in continued strength in metallurgical coal, especially from our Central Appalachian properties.

The market for steam coal remained soft as expected in the first quarter, with extremely low natural gas prices resulting in significant displacement of coal by gas for domestic power production. In addition, an unseasonably warm winter resulted in lower demand for coal and increased stockpiles at the utilities. Further, the federal government regulations dealing with air quality at power plants has led to the announced closures of a number of coal-fired power plants, which will certainly have an impact on future demand. In response to these events, a number of coal companies reduced their production in the first quarter, resulting in the prices received by our lessees for coal remaining at relatively high levels.

Growth Through Acquisitions

We have continued to diversify our holdings by expanding our presence in the Illinois Basin and through additional aggregates and other mineral acquisitions, including oil and gas royalties. From December 2011 through the filing date, we spent approximately $56 million to acquire oil and gas mineral rights in the Mississippian Lime play in northern Oklahoma. We also acquired coal infrastructure and an overriding royalty at Cline’s Sugar Camp mine in Illinois following the start-up of the longwall operation at that mine.

Prior to the Sugar Camp acquisition in the first quarter, our expansion into Illinois was primarily through the acquisition of reserves by us and the development of greenfield mines by Cline. The investment that we have made in the Hillsboro mine is typical of this type of transaction. These projects take several years to reach full production, and it is difficult for us to forecast the timing of completion of the projects. We currently expect to make the final $40 million payment on the Hillsboro acquisition when the longwall commences operation in the third quarter of this year. We have been receiving significant minimum royalties with respect to the Hillsboro project. Although minimums provide cash to us that can be distributed to our limited partners, the minimums are generally not revenue to us until recouped through production or at the end of the recoupment period. Thus, to the extent that the development takes longer than anticipated to begin production, it will impact the revenues that we recognize in the future.

In addition to our growth in the Illinois Basin, we expect to see continued growth in the remainder of 2012 in our aggregates royalties and our oil and gas royalties through both new acquisitions and previously acquired properties that will be emerging out of the development phase later in the year.

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

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands) (Unaudited)
Net cash provided by operating activities	$49,485	$47,034
Less scheduled principal payments	(15,191)	(15,193)
Less reserves for future principal payments	(13,058)	(8,059)
Add reserves used for scheduled principal payments	15,191	15,193

Distributable cash flow	$36,427	$38,975

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.

Sugar Camp. In March 2012, we acquired the rail loadout, associated infrastructure assets and a contractual overriding royalty interest on certain tonnage at the Sugar Camp mine in Illinois for $58.9 million. The rail loadout and infrastructure assets were purchased from Sugar Camp Energy, LLC and the contractual overriding royalty interest was purchased from Ruger, LLC, both affiliates of the Cline Group.

Colt. Between September 2009 and March 2012, we had acquired approximately 118.1 million tons of an estimated total of 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, for approximately $215 million of the $255 million purchase price. The final closing is anticipated to occur in the third quarter of 2012.

Oklahoma Oil and Gas. From December 2011 through April 2012, we acquired approximately 16,800 net mineral acres located in the Mississippian Lime oil play in Northern Oklahoma for approximately $56.0 million.

Litz-Moore. In March 2012, we acquired metallurgical coal reserves adjacent to current NRP holdings in Virginia for $2.8 million.

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

Results of Operations

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2012	2011
	(In thousands, except percent and per ton data) (Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$3,007	$4,681	$(1,674)	(36)%
Central	42,072	45,442	(3,370)	(7)%
Southern	4,304	4,741	(437)	(9)%

Total Appalachia	49,383	54,864	(5,481)	(10)%
Illinois Basin	8,769	9,060	(291)	(3)%
Northern Powder River Basin	1,462	1,393	69	5%
Gulf Coast	302	48	254	529%

Total	$59,916	$65,365	$(5,449)	(8)%

Production (tons)
Appalachia
Northern	2,401	1,175	1,226	104%
Central	6,535	7,327	(792)	(11)%
Southern	553	648	(95)	(15)%

Total Appalachia	9,489	9,150	339	4%
Illinois Basin	2,091	2,276	(185)	(8)%
Northern Powder River Basin	468	480	(12)	(3)%
Gulf Coast	67	40	27	68%

Total	12,115	11,946	169	1%

Average gross royalty per ton
Appalachia
Northern	$1.25	$3.98	$(2.73)	(69)%
Central	6.44	6.20	.24	4%
Southern	7.78	7.32	.46	6%
Total Appalachia	5.20	6.00	(0.80)	(13)%
Illinois Basin	4.19	3.98	.21	5%
Northern Powder River Basin	3.12	2.90	.22	8%
Gulf Coast	4.51	1.20	3.31	276%
Combined average gross royalty per ton	$4.95	$5.47	$(0.52)	(10)%

Aggregates:
Royalty revenue	$1,716	$1,194	$522	44%
Production	1,367	1,265	102	8%
Average base royalty per ton	$1.26	$0.94	$0.32	34%

Oil and Gas:
Oil and gas royalties	$1,388	$2,992	$(1,604)	(54)%

Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 65% and 77% of our total revenue for each of the three month periods ended March 31, 2012 and 2011, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia. Coal royalty revenues decreased in the three month period ended March 31, 2012 compared to the same period of 2011 despite increased production. During the quarter ending March 31, 2012, we had approximately a million tons of production on a circa 1966 coal lease in Northern Appalachia where little or no production had occurred since our formation, and where the royalty rate per ton is very low. This caused the overall decrease in the average royalty per ton for Northern Appalachia to be exaggerated. Except for this lease, production would have decreased slightly and coal royalty revenue would still have decreased due to the idling of the Gatling Ohio, LLC mine, which had a high per ton royalty, and a lessee on our Beaver Creek property shipping much less tonnage on the metallurgical market in the first quarter of 2012, reducing its overall royalty per ton. Production in the Central Appalachian region decreased due to some lessees choosing to idle mines or mining units during the quarter and some mines moving to adjacent property. In general, pricing realized by the lessees was at or above the levels of the same quarter in 2011 causing a slightly lower percentage decrease in coal royalty revenue. The Southern Appalachia region also had decreased production and coal royalty revenue. This was primarily due to the Oak Grove preparation plant resuming production after being temporarily idled in the second quarter of 2011 and gradually building its volume as it went through the process of restarting the plant.

Illinois Basin. Production and coal royalty revenue decreased for the three months ended March 31, 2012 compared to the same period in 2011. The production decrease was primarily due to Triad Mining, LLC moving a portion of its production off our property and Knight Hawk Coal, LLC reducing production as it approaches the exhaustion of the reserves on our property. Sales from the Macoupin and Williamson mines were lower during the three months ended March 31, 2012 compared to the same period in 2011 due to the timing of shipments. These declines were in part offset by production from the Hillsboro mine, which began shipments in the fourth quarter of 2011. The Williamson, Macoupin and Hillsboro mines generate a higher per ton royalty which also helped offset the tonnage decrease.

Northern Powder River Basin. Coal royalty revenues increased on our Western Energy property although production decreased. The production decrease was due to the normal variations that occur due to the checkerboard nature of ownership, but the lessee was able to realize a higher sales price, which partially offset the production decrease.

Gulf Coast. The royalty rate per ton increased during the first quarter of 2012 to $4.51 per ton, or $3.31 per ton over first quarter 2011, due to beginning production on a new lease at a higher royalty rate with a small amount of production occurring during the quarter.

Aggregates Royalty Revenues and Production. Aggregate production and revenue both increased for the quarter ended March 31, 2012 primarily due to the volumes generated from acquisitions completed during 2011 and 2012. The revenue per ton increased due to higher royalty rates on new leases from the recently acquired properties.

Oil and Gas Royalty Revenues. Oil and gas royalty revenues decreased $1.6 million when compared to the three months ended March 31, 2011. Results for the first quarter of 2011 included a lease bonus of $0.7 million on one of our BRP properties. We did not receive any bonuses in the first quarter of 2012. The balance of the decrease was primarily due to lower natural gas prices in 2012.

Other Operating Results

In addition to coal and aggregate royalty revenues, we generated approximately 33% of our first three months of 2012 revenues from other sources, as compared to 22% for the same period of 2011. Other sources of revenue include: processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales. In the first quarter of 2012, we reported $11.7 million in minimums recognized as revenue, of which $9.6 million was attributable to an agreement in 2012 by Gatling Ohio, LLC to relinquish its recoupment rights, resulting in current year revenue recognition.

Processing and Transportation Revenues. We generated $2.1 million and $3.1 million in processing revenues for the quarters ended March 31, 2012 and 2011, respectively. We own but do not operate the preparation plants, and receive a fee for minerals processed through them. The decrease in processing fees was a result of lower Central Appalachian production.

In addition to our preparation plants, we own handling and transportation infrastructure. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. For the assets other than our loadout facility at the Shay No. 1 mine in Illinois, we operate handling and transportation infrastructure and have subcontracted out that responsibility to third parties. We generated transportation fees from these assets of approximately $4.1 million for both of the quarters ended March 31, 2012 and 2011, respectively.

Operating costs and expenses. Included in total expenses are:

•

Depreciation, depletion and amortization expense was $12.4 million and $14.3 million for the quarters ended March 31, 2012 and 2011, respectively. Depletion and amortization decreased approximately $1.9 million for the three months ended March 31, 2012. The decrease was primarily related to lower depreciation, depletion and amortization on certain assets from Gatling, LLC and Gatling Ohio, LLC that were impaired during the third and fourth quarters of 2011.

•

General and administrative expenses were $8.9 million and $10.2 million for the quarters ended March 31, 2012 and 2011, respectively. General and administrative expenses for the three months ended March 31, 2012 decreased $1.3 million compared to the same period in 2011, primarily due to lower accruals under our long-term incentive plan attributable to our lower unit price.

Interest Expense. Interest expense increased approximately $3.0 million for the quarter ending March 31, 2012 over the same period in 2011. The increase reflects the issuance of new senior notes during 2011 at higher interest rates than our credit facility and additional borrowings outstanding on our credit facility in 2012.

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

Our credit ratios are within our debt covenants for both our credit facility and our outstanding senior notes. In addition, we are amortizing substantially all of our senior notes and have no immediate need to refinance. For a more complete discussion of factors that will affect our liquidity, please read “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011. As of March 31, 2012, we had $253 million in available capacity under our credit facility and we also had approximately $107.4 million of cash.

Net cash provided by operations for the three months ended March 31, 2012 and 2011 was $49.5 million and $47.0 million, respectively. The most significant portion of our cash provided by operations is generated from coal royalty revenues.

Net cash used in investing activities for the three months March 31, 2012 and 2011 was $126.7 million and $84.9 million, respectively. Substantially all of our investing activities consisted of acquiring coal reserves, plant and equipment and other mineral rights.

Net cash flows used in financing activities for the three months ended March 31, 2012 was $30.3 million. During the first three months of 2012, we had proceeds from loans of $47.0 million offset by repayment of debt of $15.2 million and distributions paid of $62.1 million. During the same period for 2011, net cash provided by financing activities was $11.4 million, which included proceeds from loans of $85 million offset by debt repayments of $15.2 million and $58.4 million for distributions to partners.

Contractual Obligations and Commercial Commitments

Credit Facility. As of the date of this report we had $253 million available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $500 million on the same terms. However, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available to us on existing or comparable terms.

During 2012, our borrowings and repayments under our credit facility were as follows:

Quarter Ending March 31
(In thousands) (Unaudited)
Outstanding balance, beginning of period	$—
Borrowings under credit facility	47,000
Less: Repayments under credit facility	—

Outstanding balance, ending period	$47,000

Our obligations under the credit facility are unsecured but are guaranteed by our operating subsidiaries. We may prepay all loans at any time without penalty. Indebtedness under the revolving credit facility bears interest, at our option, at either:

•	the Alternate Base Rate (as defined in the credit agreement) plus an applicable margin ranging from 0% to1%; or

•	the Adjusted LIBO Rate (as defined in the credit agreement) plus an applicable margin ranging from 1.00% to 2.25%.

We incur a commitment fee on the unused portion of the revolving credit facility at a rate ranging from 0.18% to 0.40% per annum.

The credit agreement contains covenants requiring us to maintain:

•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) not to exceed 4.0 to 1.0; and

•	a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) not less than 3.5 to 1.0.

Senior Notes. NRP (Operating) LLC issued the senior notes listed below under a note purchase agreement as supplemented from time to time. The senior notes are unsecured but are guaranteed by our operating subsidiaries. We may prepay the senior notes at any time together with a make-whole amount (as defined in the note purchase agreement). If any event of default exists under the note purchase agreement, the noteholders will be able to accelerate the maturity of the senior notes and exercise other rights and remedies.

The senior note purchase agreement contains covenants requiring our operating subsidiary to:

•	Maintain a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

Long-Term Debt

As of the date of this filing, our debt consisted of:

•	$47.0 million of our $300 million floating rate revolving credit facility, due August 2016;

•	$35.0 million of 5.55% senior notes due 2013;

•	$32.3 million of 4.91% senior notes due 2018;

•	$150.0 million of 8.38% senior notes due 2019;

•	$69.2 million of 5.05% senior notes due 2020;

•	$1.7 million of 5.31% utility local improvement obligation due 2021;

•	$33.6 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$180.0 million of 5.82% senior notes due 2024;

•	$50.0 million of 8.92% senior notes due 2024;

•	$175.0 million of 5.03% senior notes due 2026; and

•	$50.0 million of 5.18% senior notes due 2026.

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

Shelf Registration Statement

In addition to our credit facility, on April 24, 2012 we filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. This shelf replaced our previous shelf, which expired at the end of February 2012. The amounts, prices and timing of the issuance and sale of any equity or debt securities will depend on market conditions, our capital requirements and compliance with our credit facility and senior notes.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Related Party Transactions

Reimbursements to our General Partner

Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, we reimburse our general partner and its affiliates for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. We had an amount payable to Quintana Minerals Corporation of $0.3 million at March 31, 2012 for services provided by Quintana to NRP. Cost reimbursements due our general partner may be substantial and will reduce our cash available for distribution to unitholders.

The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands) (Unaudited)
Reimbursement for services	$2,523	$2,062

For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement” in our annual report filed on Form 10-K for the year ended December 31, 2011.

In addition to the reimbursements for services, we had an amount payable of $0.8 million to Great Northern Properties for amounts due on a lease that were paid incorrectly to NRP by a lessee. We also lease substantially all of two floors of an office building in Huntington, West Virginia from Western Pocahontas at market rates. The terms of the lease were approved by our Conflicts Committee. We pay $0.5 million each year in lease payments.

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 16,686,672 common units. Revenues from Cline affiliates are as follows:

	Three Months End March 31,
	2012	2011
	(In thousands) (Unaudited)
Coal royalty revenues	$8,623	$9,179
Processing fees	502	701
Transportation fees	4,108	4,099
Minimums recognized as revenue	9,556	—
Override revenue	926	451

	$23,715	$14,430

At March 31, 2012, we had accounts due from Cline affiliates totaling $59.6 million, of which $47.7 million was a contractual override agreement relating to the recent Sugar Camp acquisition. As of March 31, 2012, we had received $42.1 million in minimum royalty payments to date that have not been recouped by Cline affiliates, of which $4.5 million was received in the current year. The $9.6 million in minimums recognized as revenue was attributable to an agreement in 2012 by Gatling Ohio, LLC to relinquish its recoupment rights.

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

	Three Months End March 31,
	2012	2011
	(In thousands) (Unaudited)
Processing revenue	$1,345	$2,207

At March 31, 2012, we had accounts receivable totaling $0.8 million from Taggart.

In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months End March 31,
	2012	2011
	(In thousands) (Unaudited)
Coal royalty revenue	$760	$334

We also had accounts receivable totaling $0.3 million from Kopper-Glo at March 31, 2012.

Environmental

The operations our lessees conduct on our properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of our leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties as of March 31, 2012. We are not associated with any environmental contamination that may require remediation costs. However, our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with these operations. In addition, West Virginia has established a fund to satisfy any shortfall in our lessees’ reclamation obligations.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. At March 31, 2012, we had $47 million in variable interest rate debt.

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

Item  1A. Risk Factors

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Date: May 4, 2012

By:

/s/ Corbin J. Robertson, Jr.

Corbin J. Robertson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012

By:

/s/ Dwight L. Dunlap

Dwight L. Dunlap, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 4, 2012

By:

/s/ Kenneth Hudson

Kenneth Hudson Controller (Principal Accounting Officer)