Form 10-Q
period 2012-09-30
NATURAL RESOURCE PARTNERS LP
filed 2012-11-07
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 7, 2012 there were 106,027,836 Common Units outstanding.

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

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,419	$214,922
Accounts receivable, net of allowance for doubtful accounts	36,761	30,923
Accounts receivable - affiliates	10,077	10,138
Other	218	832

Total current assets	169,475	256,815
Land	24,515	24,534
Plant and equipment, net	33,968	46,185
Coal and other mineral rights, net	1,352,800	1,257,501
Intangible assets, net	71,900	75,164
Loan financing costs, net	4,430	4,846
Long-term contracts receivable - affiliate	55,741	—
Other assets, net	849	604

Total assets	$1,713,678	$1,665,649

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$3,223	$2,366
Accounts payable - affiliates	573	375
Obligation related to acquisitions	—	500
Current portion of long-term debt	87,230	30,801
Accrued incentive plan expenses - current portion	7,585	8,374
Property, franchise and other taxes payable	5,602	6,316
Accrued interest	7,990	10,761

Total current liabilities	112,203	59,493
Deferred revenue	123,689	113,303
Accrued incentive plan expenses	8,915	11,670
Long-term debt	852,039	836,268
Partners’ capital:
Common units outstanding (106,027,836)	604,430	629,253
General partner’s interest	10,013	10,517
Non-controlling interest	2,845	5,638
Accumulated other comprehensive loss	(456)	(493)

Total partners’ capital	616,832	644,915

Total liabilities and partners’ capital	$1,713,678	$1,665,649

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
		(Restated)		(Restated)
Revenues:
Coal royalties	$70,259	$74,976	$193,053	$211,583
Aggregate royalties	1,643	2,099	5,061	5,124
Processing fees	1,641	3,967	6,905	10,229
Transportation fees	5,007	4,765	14,361	12,608
Oil and gas royalties	1,246	5,059	6,712	10,047
Property taxes	3,602	2,974	11,421	9,563
Minimums recognized as revenue	1,096	2,429	13,748	5,456
Override royalties	3,359	4,131	11,998	10,666
Other	6,322	2,764	13,452	9,272

Total revenues	94,175	103,164	276,711	284,548
Operating costs and expenses:
Depreciation, depletion and amortization	14,485	19,819	42,066	51,576
Asset impairment	—	90,932	—	90,932
General and administrative	8,225	5,521	24,204	22,156
Property, franchise and other taxes	4,853	3,915	13,640	10,918
Transportation costs	446	540	1,446	1,531
Coal royalty and override payments	523	233	1,396	700

Total operating costs and expenses	28,532	120,960	82,752	177,813

Income (loss) from operations	65,643	(17,796)	193,959	106,735
Other income (expense):
Interest expense	(13,677)	(12,779)	(40,815)	(35,795)
Interest income	35	16	104	40

Income (loss) before non-controlling interest	52,001	(30,559)	153,248	70,980
Less non-controlling interest	—	—	—	51

Net income (loss)	$52,001	$(30,559)	$153,248	$70,929

Net income (loss) attributable to:
General partner	$1,040	$(611)	$3,065	$1,419

Limited partners	$50,961	$(29,948)	$150,183	$69,510

Basic and diluted net income (loss) per limited partner unit	$0.48	$(0.28)	$1.42	$0.66

Weighted average number of units outstanding	106,028	106,028	106,028	106,028

Comprehensive income (loss)	$52,015	$(30,545)	$153,285	$70,968

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
		(Restated)
Cash flows from operating activities:
Net income	$153,248	$70,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,066	51,576
Asset impairment	—	90,932
Gains on sale of assets	(8,823)	(1,058)
Gain on reserve swap	—	(2,990)
Non-cash interest charge, net	453	493
Non-controlling interest	—	51
Change in operating assets and liabilities:
Accounts receivable	666	(12,770)
Other assets	369	556
Accounts payable and accrued liabilities	1,055	213
Accrued interest	(2,771)	(1,710)
Deferred revenue	11,867	24,541
Accrued incentive plan expenses	(3,544)	(14)
Property, franchise and other taxes payable	(714)	(2,427)

Net cash provided by operating activities	193,872	218,322

Cash flows from investing activities:
Acquisition of land, coal and other mineral rights	(134,463)	(107,509)
Acquisition or construction of plant and equipment	(681)	(325)
Proceeds from sale of assets	15,047	5,500
Return on direct financing lease and contractual override	2,399	—
Acquisition of contracts	(59,009)	—

Net cash used in investing activities	(176,707)	(102,334)

Cash flows from financing activities:
Proceeds from loans	103,000	335,000
Repayment of loans	(30,800)	(210,519)
Deferred financing costs	—	(2,774)
Repayment of obligation related to acquisitions	(500)	(7,625)
Costs associated with equity transactions	(59)	(141)
Distributions to partners	(181,309)	(175,323)

Net cash used in financing activities	(109,668)	(61,382)

Net increase (decrease) in cash and cash equivalents	(92,503)	54,606
Cash and cash equivalents at beginning of period	214,922	95,506

Cash and cash equivalents at end of period	$122,419	$150,112

Supplemental cash flow information:
Cash paid during the period for interest	$43,113	$37,074

Non-cash activities:
Obligation related to purchase of reserves and infrastructure	$—	$4,100
Non-controlling interest	—	373
Note receivable from sale of asset	1,808	—

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

	Common Units		General Partner	Non- Controlling Interest	Accumulated Other Comprehensive
	Units	Amounts	Amounts	Amounts	Income (Loss)	Total
Balance at December 31, 2011	106,027,836	$629,253	$10,517	$5,638	$(493)	$644,915
Cost associated with equity transactions	—	(59)	—	—	—	(59)
Distributions	—	(174,947)	(3,569)	(2,793)	—	(181,309)
Net income	—	150,183	3,065	—	—	153,248
Loss on interest hedge	—	—	—	—	37	37

Comprehensive income	—	—	—	—	37	153,285

Balance at September 30, 2012	106,027,836	$604,430	$10,013	$2,845	$(456)	$616,832

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for future periods.

You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2011 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements. The Partnership restated certain income-related items with respect to 2011 to properly reflect them in the correct quarter. Please read Note 17. “Supplemental Financial Information (unaudited)” in the Partnership’s Form 10-K for the year ended December 31, 2011 for additional information related to the restatements of its prior year interim financial data.

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

3.    Significant Acquisitions

Colt. In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. During the three and nine month periods ended September 30, 2012, the Partnership paid $40.0 million and $80.0 million, respectively, to complete the acquisition of reserves at this mine.

Oklahoma Oil and Gas. From December 2011 through June 2012, the Partnership acquired approximately 19,200 net mineral acres located in the Mississippian Lime oil play in Northern Oklahoma for approximately $63.9 million, of which 15,600 net mineral acres were acquired during the first nine months of 2012 for $51.3 million.

Sugar Camp. In March 2012, the Partnership acquired from Sugar Camp Energy, an affiliate of the Cline Group, the rail loadout and associated infrastructure assets at the Sugar Camp mine in Illinois for total consideration of $50.0 million. At the time of the acquisition, the Partnership also entered into a lease agreement related to the rail loadout and associated facilities that has been accounted for as a direct financing lease. The lease provides for payments based upon tons of coal transported over the facilities subject to quarterly recoupable minimum payments of $1.25 million. The lease is for a term of 20 years but may be extended by the lessee. Total projected remaining payments under the lease at September 30, 2012 are $97.1 million with unearned income of $47.6 million. The unearned income will be reflected as transportation fees over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as transportation fees as earned. The net amount receivable under the lease as of September 30, 2012 was $50.0 million, of which $1.7 million is included in accounts receivable – affiliates while the remaining is included in long-term contracts receivable - affiliate. The Partnership recognized $2.6 million in transportation fees during the nine months ended September 30, 2012 related to this lease.

In a separate transaction, the Partnership acquired, from Ruger, LLC, an affiliate of the Cline Group, a contractual overriding royalty interest for $8.9 million that will provide for payments based upon production from specific tons at the Sugar Camp operations. This overriding royalty was accounted for as a financing arrangement and is reflected as an affiliate receivable. The payments the Partnership receives with respect to the overriding royalty will be reflected partially as a return of the initial investment and partially as override revenue over the life of the contract using the effective interest method based upon actual production and adjusted periodically for differences in projected and actual production. The net amount receivable under the agreement as of September 30, 2012 was $7.3 million of which $1.1 million is included in accounts receivable – affiliates while the remaining is included in long-term contracts receivable - affiliate. The Partnership recognized $0.8 million in overriding royalty during the nine months ended September 30, 2012 related to the contractual overriding royalty interest.

4.    Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Plant construction in process	$—	$78
Plant and equipment at cost	55,271	67,175
Less accumulated depreciation	(21,303)	(21,068)

Net book value	$33,968	$46,185

	Nine months ended September 30,
	2012	2011
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$5,259	$6,681

During the third quarter the Partnership sold a preparation plant to Taggart Global USA, LLC, a related party, for $12.3 million. See Note 9. “Related Party Transactions” for an understanding of Taggart and the Partnership’s relationship. The Partnership received $10.5 million in cash and a note receivable from Taggart, payable over three years for the balance. The note receivable balance at September 30, 2012 was $1.8 million. The Partnership recorded a gain of $4.7 million included in Other income of the Consolidated Statements of Income for the third quarter of 2012. The net book value of the asset sold was $7.6 million.

5.    Coal and Other Mineral Rights

The Partnership’s coal and other mineral rights consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Coal and other mineral rights	$1,774,297	$1,645,451
Less accumulated depletion and amortization	(421,497)	(387,950)

Net book value	$1,352,800	$1,257,501

	Nine months ended September 30,
	2012	2011
	(In thousands)
	(Unaudited)
		(Restated)
Total depletion and amortization expense on coal and other mineral rights	$33,547	$36,646

6.    Intangible Assets

Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
Contract intangibles	$89,420	$89,420
Less accumulated amortization	(17,520)	(14,256)

Net book value	$71,900	$75,164

	Nine months ended September 30,
	2012	2011
	(In thousands) (Unaudited)
Total amortization expense on intangible assets	$3,264	$8,248

The estimates of future amortization expense relating to intangible assets for the periods indicated below are based on current mining plans, which are subject to revision in future periods.

Estimated Amortization Expense
(In thousands)
(Unaudited)
Remainder of 2012	$503
For year ended December 31, 2013	4,664
For year ended December 31, 2014	4,500
For year ended December 31, 2015	4,500
For year ended December 31, 2016	4,500

7.    Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
$300 million floating rate revolving credit facility, due August 2016	$103,000	$—
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	27,700	32,317
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	61,538	69,230
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,731	1,922
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	30,300	33,600
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	75,000
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	180,000	195,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	175,000
5.18% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	50,000	50,000

Total debt	939,269	867,069
Less – current portion of long term debt	(87,230)	(30,801)

Long-term debt	$852,039	$836,268

Principal payments due in:

	Senior Notes	Credit Facility	Total
	(In thousands)
Remainder of 2012	$—	$—	$—
2013	87,230	—	87,230
2014	80,983	—	80,983
2015	80,983	—	80,983
2016	80,983	103,000	183,983
Thereafter	506,090	—	506,090

	$836,269	$103,000	$939,269

The senior note purchase agreement contains covenants requiring our operating subsidiary to:

•	Maintain a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

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

The Partnership made principal payments of $30.8 million on its senior notes during the nine months ended September 30, 2012.

At September 30, 2012, the Partnership had $103 million outstanding on its revolving credit facility; while at December 31, 2011 the Partnership did not have any outstanding balance. The weighted average interest rates for the nine months ended September 30, 2012 and year ended December 31, 2011 were 2.13% and 1.83%, respectively. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. The facility includes an accordion feature whereby the Partnership may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms.

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

The Partnership was in compliance with all terms under its long-term debt as of September 30, 2012.

8.    Fair Value

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature except for the accounts receivable – affiliate relating to the Sugar Camp override and Taggart preparation plant sale that includes both current and long-term portions. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value and carrying value of the contractual override, Taggart note receivable and long-term senior notes are as follows:

	Fair Value As Of		Carrying Value As Of
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)		(Unaudited)
Assets
Sugar Camp override, current and long - term	$8,724	$—	$7,294	$—
Taggart plant sale, current and long-term	$1,808	$—	$1,808	$—
Liabilities
Long-term debt, current and long-term	$881,023	$915,959	$836,269	$867,069

The fair value of the Sugar Camp override, Taggart plant sale and long-term debt is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility is variable rate debt, its fair value approximates its carrying amount.

9.    Related Party Transactions

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. All direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. The Partnership had an amount payable to Quintana Minerals Corporation of $0.3 million at September 30, 2012 for services provided by Quintana to the Partnership and a payable of $0.3 million to Western Pocahontas Properties for an overriding royalty interest on one of the Partnership’s leases.

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)
Reimbursement for services	$2,303	$2,050	$7,230	$6,203

The Partnership also leases an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.6 million in lease payments each year through December 31, 2018.

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. At September 30, 2012, Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner, as well as 12,617,673 common units. Revenues from the Cline affiliates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)
		(Restated)		(Restated)
Coal royalty revenues	$12,894	$14,790	$34,351	$30,673
Processing fees	715	885	1,745	2,078
Transportation fees	5,008	4,765	14,362	12,609
Minimums recognized as revenue	—	—	9,556	—
Override revenue	1,075	704	2,768	1,384
Other revenue	—	—	—	2,990

	$19,692	$21,144	$62,782	$49,734

At September 30, 2012, the Partnership had amounts due from Cline affiliates totaling $62.9 million, of which $57.3 million was attributable to agreements relating to the recent Sugar Camp acquisition. See Note 3. “Significant Acquisitions” for further disclosure relating to the Sugar Camp agreements. The Partnership had received $57.7 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $20.8 million was received in the current year. The $9.6 million in minimums recognized as revenue during the first nine months of 2012 was attributable to an agreement in 2012 by Gatling Ohio, LLC to relinquish its recoupment rights.

During 2011, the Partnership recognized a $3.0 million gain on a reserve exchange of over one million tons in Illinois with Williamson Energy, a Cline affiliate. The fair value of the reserves was estimated using Level 3 cash flow approach. The expected cash flows were developed using estimated annual sales tons, forecasted sales prices and anticipated market royalty rates. The tons received will be fully mined during 2012, while the tons exchanged are not included in the current mine plans. The gain is included in Other revenues on the Consolidated Statements of Comprehensive Income.

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

A fund controlled by Quintana Capital owns a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. The Partnership owns and leases preparation plants to Taggart Global, which designs, builds and operates the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. During the third quarter, the Partnership sold a preparation plant to Taggart for $12.3 million. The Partnership received $10.5 million in cash and a note receivable from Taggart, payable over three years for the balance. As a result of the sale, the Partnership recorded a gain of $4.7 million included in Other revenue in the Statements of Comprehensive Income. The note receivable balance at September 30, 2012 was $1.8 million.

The Partnership currently leases three facilities to Taggart. Revenues from Taggart are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)		(In thousands) (Unaudited)
Processing fees	$664	$2,962	$4,321	$7,587

At September 30, 2012, the Partnership had accounts receivable of $0.7 million from Taggart.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)		(In thousands) (Unaudited)
Coal royalty revenues	$996	$440	$2,594	$1,192

The Partnership also had accounts receivable totaling $0.4 million from Kopper-Glo at September 30, 2012.

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

The Partnership’s lessees regularly conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the operations on its properties, the Partnership is not responsible for the costs associated with the reclamation. However, the Partnership has received a Notice of Intent to File a Citizen Suit in connection with alleged selenium discharges from one of its properties in West Virginia. Mining has now ceased on the property, but was originally conducted by Pittston Coal Company, which assigned the lease to Massey Energy, which subsequently merged with Alpha Natural Resources. The reclamation has been completed and the permits and bonding have been released, leading the plaintiffs to name the Partnership as the party responsible for the alleged discharge since the Partnership is the current owner of the property. Several other landowners have recently received similar notices, but these are the first instances of which the Partnership is aware that have targeted landowners rather than the mining companies. As of September 30, 2012, the Partnership had not been sued in connection with the notice. Although this particular litigation, if filed, would not be material to the Partnership, to the extent that the Partnership is not successful in defending these types of claims, does not receive indemnity under its leases or the claims are not covered by the Partnership’s pollution liability insurance, or to the extent that these types of claims become more pervasive in the future, these issues could become material to NRP.

11.    Major Lessees

Revenues from lessees that exceeded ten percent of total revenues for the periods are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012			2011	2012		2011
	(Dollars in thousands) (Unaudited)				(Dollars in thousands) (Unaudited)
			(Restated)				(Restated)
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Natural Resources	$19,731	21%	$27,718	27%	$64,118	23%	$82,010	29%
The Cline Group	$19,692	21%	$21,144	20%	$62,782	23%	$49,734	17%

In the first nine months of 2012, the Partnership derived over 46% of its total revenue from the two companies listed above. As a result, the Partnership has a significant concentration of revenues with those lessees, although in most cases, with the exception of the Williamson mine operated by an affiliate of the Cline group, the exposure is spread out over a number of different mining operations and leases. Cline’s Williamson mine alone was responsible for approximately 13% of the Partnership’s total revenues for the first nine months of 2012.

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

A summary of activity in the outstanding grants during 2012 is as follows:

Outstanding grants at January 1, 2012	870,760
Grants during the year	272,150
Grants vested and paid during the year	(189,736)
Forfeitures during the year	(27,196)

Outstanding grants at September 30, 2012	925,978

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.18% to 0.31% and 30.79% to 34.63%, respectively at September 30, 2012. The Partnership’s average distribution rate of 6.95% and historical forfeiture rate of 3.80% were used in the calculation at September 30, 2012. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $1.2 million and $0.6 million and $3.6 million and $6.1 million for the three and nine month periods ended September 30, 2012 and 2011, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $6.6 million and $5.7 million were made during the nine month periods ended September 30, 2012 and 2011, respectively.

In connection with the phantom unit awards granted since February 2008, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

The unaccrued cost, associated with the unvested outstanding grants and related DERs at September 30, 2012, was $10.8 million.

13.    Distributions

On August 14, 2012, the Partnership paid a quarterly distribution $0.55 per unit to all holders of common units on August 3, 2012.

14.    Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2012 through the time of the Partnership’s filing with the Securities and Exchange Commission:

Distributions

On October 17, 2012, the Partnership declared a distribution of $0.55 per unit to be paid on November 14, 2012 to unitholders of record on November 5, 2012.

Acquisition

Hi-Crush Override. On October 30, 2012 the Partnership acquired an overriding royalty interest in frac sand reserves located on approximately 561 acres near Wyeville, Wisconsin for approximately $15.0 million.

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

During the first nine months of 2012, we generated $78.6 million of our revenues from sources other than coal and aggregate royalty revenues, compared to $67.8 million for the same period in 2011. The 16% increase was primarily due to the recognition as revenue of $9.6 million in minimum royalties associated with the Gatling Ohio mine. We also recognized $8.5 million from the sale of assets, including $3.8 million from the sale of a right of way to the West Virginia Department of Highways for highway construction and $4.7 million from the sale of a preparation plant.

In addition to the minimums recognized as revenue and gains on sales of assets, other sources of revenue include: processing and transportation fees; oil and gas royalty revenue, overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales. The processing and transportation fees and overriding royalties are primarily derived from the coal-related assets.

Our Current Liquidity Position

Our credit facility does not mature until August 2016 and, as of September 30, 2012, we had $197 million in available capacity under the facility. In addition to the amounts available under our credit facility, we had approximately $122 million in cash at September 30, 2012. We believe that the combination of our capacity under our credit facility and our cash on hand gives us enough liquidity to meet our current financial needs.

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

Current Results/Market Outlook

For the nine months ended September 30, 2012, our lessees produced 41.4 million tons of coal and aggregates, generating $198.1 million in royalty revenues from our properties, and our total revenues were $276.7 million. We continue to have substantial exposure to metallurgical coal, from which we derived approximately 44% of our coal royalty revenues and 33% of the related production. While the demand for domestic steel was strong over the first half of the year, it began to decline in the third quarter, and prices for metallurgical coal have dropped significantly over the last few months. Primarily as a result of lower metallurgical prices and demand, but also due to the continued weakness in the steam coal market, our coal royalty revenues from Central Appalachia declined materially in the third quarter as compared to the same quarter in 2011. However, over the nine months ended September 30, 2012, we saw the benefits of the diversity of our assets, with significant improvements in coal royalty revenues from our Illinois and Southern Appalachia properties offsetting much of the decline in Central Appalachia.

The market for steam coal remained soft as expected in the first nine months, with extremely low natural gas prices resulting in significant displacement of coal by gas for domestic power production. Further, the federal government regulations dealing with air quality at power plants have led to the announcement of planned closures of a number of coal-fired power plants, which will have an impact on future demand. In response to these events, a number of coal companies reduced their production in the first nine months of the year, which has resulted in lower production from our properties but has helped to sustain the prices received by our lessees. As natural gas prices have risen over the past few months, the demand for steam coal has showed signs of strengthening, particularly in the Powder River Basin and to some extent in the Illinois Basin, but we do not expect to see any material improvements in our results through the end of the year.

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

In August 2012, we completed the final acquisition of reserves at Cline’s Deer Run mine in Hillsboro, Illinois for $40 million in connection with the start-up of the longwall unit at that mine. We have been receiving significant minimum royalty payments with respect to that mine, but anticipate that our revenues from the mine will increase substantially over the next year as the longwall unit ramps up production.

Political, Legal and Regulatory Environment

The political, legal and regulatory environment continues to be difficult for the coal industry. The Environmental Protection Agency, or EPA, has used its authority to create significant delays in the issuance of new permits and the modification of existing permits, which has led to substantial delays and increased costs for coal operators. In addition to its involvement in the permitting process, in December 2009, the EPA determined that six greenhouse gases, including carbon dioxide and methane, endanger the public health and welfare of current and future generations. In Coalition for Responsible Regulation v. EPA, several petitioners challenged the EPA’s findings, but in June 2012 the D.C. Circuit Court upheld all of the regulations promulgated by the EPA. The petitioners have appealed the ruling and have requested to have several issues in the case heard en banc, but the ruling was a significant victory for the EPA.

Over the past year, the industry has successfully challenged EPA policy, regulations and guidance in several other court decisions, including Mingo Logan Coal Co. v. EPA, National Mining Association v. Jackson, and EME Homer City Generation, L.P. v. EPA. While each of these cases has unique facts and circumstances, the general theme in these cases is that the EPA has overreached its authority in a number of instances. However, the EPA has continued to promulgate regulations that will negatively affect the viability of coal-fired generation, which will ultimately reduce coal consumption and the production of coal from our properties. Additionally, citizens’ groups have continued to be active in bringing lawsuits against operators, as well as challenging permits issued by the Army Corps of Engineers.

In addition to the increased oversight of the EPA, the Mine Safety and Health Administration, or MSHA, has increased its involvement in the approval of plans and enforcement of safety issues in connection with mining. MSHA’s involvement has increased the cost of mining due to more frequent citations and much higher fines imposed on our lessees as well as the overall cost of regulatory compliance. Combined with the difficult economic environment and the higher costs of mining in general, MSHA’s recent increased participation in the mine development process has reduced production from mines, caused some mines to be idled and has delayed the opening of new mines.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011
	(In thousands) (Unaudited)
Net cash provided by operating activities	$61,865	$79,642	$193,872	$218,322
Less scheduled principal payments	(7,692)	(7,692)	(30,800)	(31,518)
Less reserves for future principal payments	(13,059)	(7,700)	(39,175)	(23,459)
Add reserves used for scheduled principal payments	7,692	7,692	30,800	31,518
Return on direct financing lease and contractual override	1,495	—	2,399	—
Proceeds from sale of assets	14,762	4,500	15,047	5,500

Distributable cash flow	$65,063	$76,442	$172,143	$200,363

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.

Hi-Crush Override. On October 30, 2012 we acquired an overriding royalty interest in frac sand reserves located on approximately 561 acres near Wyeville, Wisconsin for approximately $15.0 million.

Colt. Between September 2009 and September 2012, we had acquired approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, for a total purchase price of $255 million.

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

Results of Operations

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011
	(In thousands, except percent and per ton data) (Unaudited)
		(Restated)
Coal:
Coal royalty revenues
Appalachia
Northern	$3,300	$4,731	$(1,431)	(30)%
Central	39,404	50,595	(11,191)	(22)%
Southern	9,672	1,554	8,118	522%

Total Appalachia	52,376	56,880	(4,504)	(8)%
Illinois Basin	13,205	14,313	(1,108)	(8)%
Northern Powder River Basin	4,493	3,622	871	24%
Gulf Coast	185	161	24	15%

Total	$70,259	$74,976	$(4,717)	(6)%

Production (tons)
Appalachia
Northern	1,814	1,156	658	57%
Central	6,590	7,406	(816)	(11)%
Southern	1,159	290	869	300%

Total Appalachia	9,563	8,852	711	8%
Illinois Basin	2,907	3,084	(177)	(6)%
Northern Powder River Basin	853	1,119	(266)	(24)%
Gulf Coast	17	80	(63)	(79)%

Total	13,340	13,135	205	2%

Average gross royalty per ton
Appalachia
Northern	$1.82	$4.09	$(2.27)	(56)%
Central	5.98	6.83	(0.85)	(12)%
Southern	8.35	5.36	2.99	56%
Total Appalachia	5.48	6.43	(0.95)	(15)%
Illinois Basin	4.54	4.64	(0.10)	(2)%
Northern Powder River Basin	5.27	3.24	2.03	63%
Gulf Coast	10.88	2.01	8.87	441%
Combined average gross royalty per ton	$5.27	$5.71	$(0.44)	(8)%
Aggregate:
Royalty revenues	$1,643	$2,099	$(456)	(22)%
Production	1,239	1,682	(443)	(26)%
Average base royalty per ton	$1.33	$1.25	$0.08	6%
Oil and Gas:
Oil and gas royalties	$1,246	$5,059	$(3,813)	(75)%

Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 75% and 73% of our total revenue for the three month periods ended September 30, 2012 and 2011, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia. Coal royalty revenues decreased $4.5 million in the three month period ended September 30, 2012 compared to the same period of 2011 while production increased 8%. As a result of the difficult coal markets, production in the Central Appalachian region declined significantly as some lessees chose to idle mines or mining units during the quarter in addition to the effect of mines moving on and off our property. In general, pricing realized by the lessees for both steam and metallurgical coal was below the levels of the same quarter in 2011, causing a slightly higher percentage decrease in coal royalty revenue.

In contrast to Central Appalachia, the Southern Appalachian region had increased production and coal royalty revenue, primarily due to the Oak Grove preparation plant operating for the entire quarter after being idled for an extended period beginning in the second quarter of 2011 due to damage caused by a tornado. In addition, our BLC property had an overall increase in tonnage and revenue due to one lessee improving its production and another lessee moving onto our property.

With respect to Northern Appalachia, during the quarter ending September 30, 2012, 661,000 tons were produced on a 1960s era coal lease where little or no production had occurred since our formation, and where the royalty rate per ton is very low. The production from this low rate lease caused the overall decrease in the average royalty per ton for Northern Appalachia to be negatively skewed. Except for this lease, production would have been nearly equal but coal royalty revenue would still have decreased due to the idling of the Gatling Ohio mine in the fourth quarter of 2011, which had a high per ton royalty. In addition, a lessee on our Beaver Creek property, which primarily produces metallurgical coal, had lower sales in the quarter, contributing to the lower per ton royalty.

Illinois Basin. Production and coal royalty revenue decreased for the three months ended September 30, 2012 compared to the same period in 2011. The production decrease was primarily due to sales from the Macoupin and Williamson mines being lower during the quarter than in the same quarter of the prior year as a result of the weak coal market. The reduced production and sales from Williamson and Macoupin were partially offset by the production from Deer Run mine, which began in the fourth quarter of 2011.

Northern Powder River Basin. Coal royalty revenues increased despite lower production on our Western Energy property due to the lessee having an adjustment to its sales price to its customer for prior periods, raising the amount on which our percentage royalty is based.

Aggregate Royalty Revenues and Production. Aggregate revenue and production decreased for the quarter ended September 30, 2012, primarily due to weak market conditions at our larger producing properties as well as delays in starting up operations on several of our greenfield developments.

Oil and Gas Royalty Revenues. Oil and gas royalty revenues decreased $3.8 million when compared to the three months ended September 30, 2011, primarily due to low gas prices resulting in lower royalties, reduced production and reduced leasing activity causing lower bonus royalty revenue. In addition, the development of our recently acquired Oklahoma properties is not expected to contribute materially to our revenues until 2014.

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2012	2011
	(In thousands, except percent and per ton data) (Unaudited)
		(Restated)
Coal:
Coal royalty revenues
Appalachia
Northern	$10,996	$14,592	$(3,596)	(25)%
Central	119,880	151,156	(31,276)	(21)%
Southern	20,694	9,742	10,952	112%

Total Appalachia	151,570	175,490	(23,920)	(14)%
Illinois Basin	34,886	29,598	5,288	18%
Northern Powder River Basin	6,264	6,135	129	2%
Gulf Coast	333	360	(27)	(8)%

Total	$193,053	$211,583	$(18,530)	(9)%

Production (tons)
Appalachia
Northern	5,866	3,530	2,336	66%
Central	19,632	22,756	(3,124)	(14)%
Southern	2,547	1,410	1,137	81%

Total Appalachia	28,045	27,696	349	1%
Illinois Basin	7,908	7,118	790	11%
Northern Powder River Basin	1,447	2,024	(577)	(29)%
Gulf Coast	37	271	(234)	(86)%

Total	37,437	37,109	328	1%

Average gross royalty per ton
Appalachia
Northern	$1.87	$4.13	$(2.26)	(55)%
Central	6.11	6.64	(0.54)	(8)%
Southern	8.12	6.91	1.22	18%
Total Appalachia	5.40	6.34	(0.93)	(15)%
Illinois Basin	4.41	4.16	0.25	6%
Northern Powder River Basin	4.33	3.03	1.30	43%
Gulf Coast	9.00	1.33	7.67	578%
Combined average gross royalty per ton	$5.16	$5.70	$(0.54)	(10)%
Aggregate:
Royalty revenues	$5,061	$5,030	$31	1%
Aggregate royalty bonus	$—	$94	(94)	(100)%
Production	4,053	4,618	(565)	(12)%
Average base royalty per ton	$1.25	$1.09	0.16	15%
Oil and Gas:
Oil and gas royalties	$6,712	$10,047	$(3,335)	(33)%

Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 70% and 74% of our total revenue for each of the nine month periods ended September 30, 2012 and 2011, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia. Coal royalty revenues decreased in the nine month period ended September 30, 2012 compared to the same period of 2011, while production increased. As a result of the difficult coal markets, production in the Central Appalachian region declined significantly as some lessees chose to idle mines or mining units during the quarter in addition to the net effect of mines moving on and off our property. In general, pricing realized by the lessees was at or below the levels of the same period in 2011, causing a slightly higher percentage decrease in coal royalty revenue.

In contrast to Central Appalachia, the Southern Appalachian region had increased production and coal royalty revenue, primarily due to the Oak Grove preparation plant operating for the nearly entire nine month period after being idled for an extended period beginning in the second quarter of 2011 due to damage caused by a tornado. In addition, our BLC property had an overall increase in tonnage and revenue due to one lessee improving its production and another lessee moving onto our property.

With respect to Northern Appalachia, during the nine months ending September 30, 2012, we had approximately 2.4 million tons of production on a 1960s era coal lease in Northern Appalachia where little or no production had occurred since our formation, and where the royalty rate per ton is very low. The production from this low rate lease caused the overall decrease in the average royalty per ton for Northern Appalachia to be negatively skewed. Except for this lease, production would have been nearly equal but coal royalty revenue would still have decreased due to the idling of the Gatling Ohio mine in the fourth quarter of 2011, which had a high per ton royalty. In addition, a lessee on our Beaver Creek property, which primarily produces metallurgical coal, had lower sales in the quarter, contributing to the lower per ton royalty.

Illinois Basin. Production and coal royalty revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011. The increased production and revenue was primarily due to start of production at the Deer Run mine in the fourth quarter of 2011, and the start of the longwall unit at that mine in August of 2012.

Northern Powder River Basin. Coal royalty revenues increased, while production decreased on our Western Energy property due to the lessee having an adjustment to its sales price to its customer, raising the amount on which our percentage royalty is based.

Aggregates Royalty Revenues and Production. Aggregate production decreased and revenue increased for the nine months ended September 30, 2012, primarily due to some operations reducing production in response to market conditions. The revenue per ton increased due to the more production coming from properties with higher royalty rates.

Oil and Gas Royalty Revenues. Oil and gas royalty revenues decreased $3.3 million when compared to the nine months ended September 30, 2011, primarily due to low gas prices resulting in lower royalties, reduced production and reduced leasing activity causing lower bonus royalty revenue. In addition, the development of our recently acquired Oklahoma properties is not expected to contribute materially to our revenues until 2014.

Other Operating Results

In addition to coal and aggregate royalty revenues, we generated approximately 28% of our first nine months of 2012 revenues from other sources, as compared to 24% for the same period of 2011. Other sources of revenue typically include: minimums recognized as revenue; processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales. In the first nine months of 2012, we realized $13.7 million in minimums recognized as revenue, of which $9.6 million was attributable to an agreement in 2012 by Gatling Ohio, LLC to relinquish its recoupment rights, resulting in current year revenue recognition. We also recognized other revenue of $3.8 million in the second quarter from the sale of a right of way to the West Virginia Department of Highways for highway construction, and we recognized $4.7 million in revenue in the third quarter from the sale of a preparation plant.

Processing and Transportation Revenues. We generated $1.6 million and $4.0 million in processing revenues for the quarters ended September 30, 2012 and 2011, respectively, and $6.9 million and $10.2 million for the nine months ended September 30, 2012 and 2011, respectively. We own but do not operate the preparation plants, and receive a fee for minerals processed through them. The decrease in processing fees was a result of lower Central Appalachian production from the properties that use these facilities to wash their coal.

In addition to our preparation plants, we own handling and transportation infrastructure. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. At the Williamson mine in Illinois, we operate handling and transportation infrastructure and have subcontracted out that responsibility to third parties. At the Shay No. 1 mine and the Sugar Camp mine, we own the infrastructure and lease it to Cline affiliates. We generated transportation fees from these assets of approximately $5.0 million and $4.8 million for the quarters ended September 30, 2012 and 2011, respectively, and $14.4 million and $12.6 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in our transportation revenue is due to increased production on our Illinois Basin properties.

Operating costs and expenses. Included in total expenses are:

•

Depreciation, depletion and amortization of $14.5 million and $19.8 million for the quarters ended September 30, 2012 and 2011, respectively, and $42.1 million and $51.6 million for the nine months ended September 30, 2012 and 2011, respectively. Depletion and amortization decreased approximately $5.3 million for the three months ended September 30, 2012 and $9.5 million for the nine months ended September 30, 2012. The decrease was primarily related to assets acquired from Gatling, LLC and Gatling Ohio, LLC that were impaired during the third and fourth quarters of 2011.

•

General and administrative expenses were $8.2 million and $5.5 million for the quarters ended September 30, 2012 and 2011, respectively, and $24.2 million and $22.2 million for the nine months ended September 30, 2012 and 2011, respectively. The change in general and administrative expense is due to salaries for additional employees and consulting fees, offset by lower accruals for our long-term incentive plan attributable to our lower unit price.

Interest Expense. Interest expense increased approximately $0.9 million for the three months ended September 30, 2012 and $5.0 million for the nine month period ended September 30, 2012 over the same periods in 2011. The increase reflects the issuance of new senior notes during 2011 at higher interest rates than our credit facility and additional borrowings outstanding on our credit facility in 2012.

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

Our credit ratios are within our debt covenants for both our credit facility and our outstanding senior notes. In addition, we are amortizing substantially all of our senior notes and have no immediate need to refinance. For a more complete discussion of factors that will affect our liquidity, please read “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2011. As of September 30, 2012, we had $197 million in available capacity under our credit facility and we also had approximately $122 million of cash. Our $35.0 million 5.55% senior note is due within the next twelve months. We intend to refinance this note at or prior to maturity.

Net cash provided by operations for the nine months ended September 30, 2012 and 2011 was $193.9 million and $218.3 million, respectively. The most significant portion of our cash provided by operations is generated from coal royalty revenues.

Net cash used in investing activities for the nine months September 30, 2012 and 2011 was $176.7 million and $102.3 million, respectively. Substantially all of our investing activities consisted of acquiring reserves, plant and equipment and other rights.

Net cash flows used in financing activities for the nine months ended September 30, 2012 was $109.7 million. During the first nine months of 2012, we had proceeds from loans of $103.0 million, offset by repayment of debt of $30.8 million and distributions paid of $181.3 million. During the same period for 2011, net cash used in financing activities was $61.4 million, which included proceeds from loans of $335.0 million offset by debt repayments of $210.5 million, $175.3 million for distributions to partners and repayments of obligations related to acquisitions of $7.6 million.

Contractual Obligations and Commercial Commitments

Credit Facility. As of the date of this report we had $182 million available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $500 million on the same terms. However, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available to us on existing or comparable terms.

During 2012, our borrowings and repayments under our credit facility were as follows:

	Quarter Ending
	March 31	June 30	September 30
	(In thousands) (Unaudited)
Outstanding balance, beginning of period	$—	$47,000	$73,000
Borrowings under credit facility	47,000	26,000	30,000
Less: Repayments under credit facility	—	—	—

Outstanding balance, ending period	$47,000	$73,000	$103,000

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

The senior note purchase agreement contains covenants requiring our operating subsidiary to:

•	Maintain a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

Long-Term Debt

As of the date of this filing, our debt consisted of:

•	$118.0 million of our $300 million floating rate revolving credit facility, due August 2016;

•	$35.0 million of 5.55% senior notes due 2013;

•	$27.7 million of 4.91% senior notes due 2018;

•	$150.0 million of 8.38% senior notes due 2019;

•	$61.5 million of 5.05% senior notes due 2020;

•	$1.7 million of 5.31% utility local improvement obligation due 2021;

•	$30.3 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$180.0 million of 5.82% senior notes due 2024;

•	$50.0 million of 8.92% senior notes due 2024;

•	$175.0 million of 5.03% senior notes due 2026; and

•	$50.0 million of 5.18% senior notes due 2026.

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

Shelf Registration Statement

In addition to our credit facility, on April 24, 2012 we filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. This shelf replaced our previous shelf registration statement, which expired at the end of February 2012. On August 15, 2012, we filed another shelf registration statement that registered all of the units held by Adena Minerals, as well as up to $500 million in equity or debt securities by NRP. Following the effectiveness of this registration statement, Adena distributed 6,049,155 common units to its shareholders, and we subsequently filed a prospectus supplement to register the resale of these units by those shareholders. We cannot control the resale of the common units by Adena or its shareholders, and the amounts, prices and timing of the issuance and sale of any equity or debt securities by NRP will depend on market conditions, our capital requirements and compliance with our credit facility and senior notes.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Related Party Transactions

Reimbursements to our General Partner

Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, we reimburse our general partner and its affiliates for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. We had an amount payable to Quintana Minerals Corporation of $0.3 million at September 30, 2012 for services provided by Quintana to NRP. We also had a payable of $0.3 million to Western Pocahontas Properties for an overriding royalty interest on one of our leases. Cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders.

The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)
Reimbursement for services	$2,303	$2,050	$7,230	$6,203

For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement” in our annual report filed on Form 10-K for the year ended December 31, 2011.

We also lease an office building in Huntington, West Virginia from Western Pocahontas at market rates. The terms of the lease were approved by our Conflicts Committee. We pay $0.6 million each year in lease payments.

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 12,617,673 common units. Revenues from Cline affiliates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)
		(Restated)		(Restated)
Coal royalty revenues	$12,894	$14,790	$34,351	$30,673
Processing fees	715	885	1,745	2,078
Transportation fees	5,008	4,765	14,362	12,609
Minimums recognized as revenue	—	—	9,556	—
Override revenue	1,075	704	2,768	1,384
Other revenue	—	—	—	2,990

	$19,692	$21,144	$62,782	$49,734

At September 30, 2012, we had amounts due from Cline affiliates totaling $62.9 million, of which $57.3 million was attributable to agreements relating to the recent Sugar Camp acquisition. As of September 30, 2012, we had received $57.7 million in minimum royalty payments to date that have not been recouped by Cline affiliates, of which $20.8 million was received in the current year. The $9.6 million in minimums recognized as revenue during the first nine months of 2012 was attributable to an agreement in 2012 by Gatling Ohio, LLC to relinquish its recoupment rights.

During 2011, we recognized a $3.0 million gain on a reserve exchange of over one million tons in Illinois with Williamson Energy. The fair value of the reserves was estimated using Level 3 cash flow approach. The expected cash flows were developed using estimated annual sales tons, forecasted sales prices and anticipated market royalty rates. The tons received will be fully mined during 2012, while the tons exchanged are not included in the current mine plans. The gain is included in Other revenues on the Consolidated Statements of Comprehensive Income.

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

A fund controlled by Quintana Capital owns a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. We own and lease preparation plants to Taggart Global, which designed, built and operates the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. During the third quarter, we sold a preparation plant to Taggart for $12.3 million. We received $10.5 million in cash and a note receivable from Taggart payable over three years for the balance. As a result of the sale, we recorded a gain of $4.7 million included in Other income in the Consolidated Statements of Comprehensive Income. The note receivable balance at September 30, 2012 was $1.8 million.

We currently lease three facilities to Taggart. Revenues from Taggart are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)		(In thousands) (Unaudited)
Processing revenues	$664	$2,962	$4,321	$7,587

At September 30, 2012, we had accounts receivable totaling $0.7 million from Taggart.

In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands) (Unaudited)		(In thousands) (Unaudited)
Coal royalty revenues	$996	$440	$2,594	$1,192

We also had accounts receivable totaling $0.4 million from Kopper-Glo at September 30, 2012.

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

Our lessees regularly conduct reclamation work on the properties under lease to them. Because we are not the permittee of the operations on our properties, we are not responsible for the costs associated with the reclamation. However, we have received a

Notice of Intent to File a Citizen Suit in connection with alleged selenium discharges from one of our properties in West Virginia. Mining has now ceased on the property, but was originally conducted by Pittston Coal Company, which assigned the lease to Massey Energy, which subsequently merged with Alpha Natural Resources. The reclamation has been completed and the permits and bonding have been released, leading the plaintiffs to name us as the party responsible for the alleged discharge since we are the current owners of the property. Several other landowners have recently received similar notices, but these are the first instances of which we are aware that have targeted landowners rather than the mining companies. As of September 30, 2012, we had not been sued in connection with the notice. Although this particular litigation, if filed, would not be material to NRP, to the extent that we are not successful in defending these types of claims, do not receive indemnity under our leases or the claims are not covered by our pollution liability insurance, or to the extent that these types of claims become more pervasive in the future, these issues could become material to NRP.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under our revolving credit facility, which are subject to variable interest rates based upon LIBOR. At September 30, 2012, we had $103.0 million in variable interest rate debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*	—	The following financial information from the quarterly report on Form 10-Q of Natural Resource Partners L.P. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Submitted herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 7, 2012
By: /s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2012
By: /s/ Dwight L. Dunlap
Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: November 7, 2012
By: /s/ Kenneth Hudson
Kenneth Hudson
Controller
(Principal Accounting Officer)