Form 10-K
period 2012-12-31
NATURAL RESOURCE PARTNERS LP
filed 2013-02-28
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐        No  ☑

The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they were affiliates of the registrant) was approximately $1.3 billion on June 30, 2012 based on a price of $22.17 per unit, which was the closing price of the Common Units as reported on the daily composite list for transactions on the New York Stock Exchange on that date.

As of February 28, 2013, there were 109,812,408 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

Forward-Looking Statements

Statements included in this Form 10-K may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding capital expenditures and acquisitions, expected commencement dates of mining, projected quantities of future production by our lessees producing from our reserves, and projected demand or supply for coal, aggregates and oil and gas that will affect sales levels, prices and royalties realized by us.

These forward-looking statements speak only as of the date hereof and are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

You should not put undue reliance on any forward-looking statements. Please read “Item 1A. Risk Factors” for important factors that could cause our actual results of operations or our actual financial condition to differ.

PART I

Item 1.	Business

We are a limited partnership formed in April 2002, and we completed our initial public offering in October 2002. We engage principally in the business of owning, managing and leasing mineral properties in the United States. We own coal reserves in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2012, we owned or controlled approximately 2.4 billion tons of proven and probable coal reserves, and we also owned approximately 500 million tons of aggregate reserves in a number of states across the country. We do not operate any mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments. Our lessees are generally required to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton, in addition to minimum payments.

In 2012, our lessees produced 54.4 million tons of coal from our properties and our coal royalty revenues were $260.7 million. Processing fees and transportation fees added $27.8 million to our total revenues. In addition, we received $9.2 million in oil and gas royalties, and our lessees produced 5.3 million tons of aggregates resulting in aggregate royalties of $6.6 million.

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

Royalty Business

Royalty businesses principally own and manage mineral reserves. As an owner of mineral reserves, we typically are not responsible for operating on our properties, but instead enter into leases with operators granting them the right to mine and sell reserves from our property in exchange for a royalty payment. A typical lease has a 5- to 10-year base term, with the lessee having an option to extend the lease for additional terms. Leases may include the right to renegotiate rents and royalties for the extended term.

Under our standard lease, lessees calculate royalty payments due us and are required to report tons of coal or aggregates removed as well as the sales prices of the extracted minerals. Therefore, to a great extent, amounts reported as royalty revenue are based upon the reports of our lessees. We periodically audit this information by examining certain records and internal reports of our lessees, and we perform periodic mine inspections to verify that the information that our lessees have submitted to us is accurate. Our audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to us and the actual results from each property. Our audits and inspections, however, are in periods subsequent to when the revenue is reported and any adjustment identified by these processes might be in a reporting period different from when the royalty revenue was initially recorded.

Our royalty revenues are affected by changes in long-term and spot commodity prices, production volumes, unseasonal weather, lessees’ supply contracts and the royalty rates in our leases. The prevailing prices for coal and oil and gas depend on a number of factors, including the supply-demand relationship, the price and availability of alternative fuels, global economic conditions and governmental regulations. The prevailing price for aggregates generally depends on local economic conditions. In addition to their royalty obligation, our lessees are often subject to pre-established minimum monthly, quarterly or annual payments. These minimum rentals reflect amounts we are entitled to receive even if no mining activity occurred during the period. Minimum rentals are usually credited against future royalties that are earned as minerals are produced. We do not typically receive minimum royalties with respect to our oil and gas properties, but do typically receive bonus payments at the time of execution of the lease.

Because we do not operate any mines, we do not bear ordinary operating costs and have limited direct exposure to environmental, permitting and labor risks. As operators, our lessees are subject to environmental laws, permitting requirements and other regulations adopted by various governmental authorities. In addition, the lessees generally bear all labor-related risks, including retiree health care legacy costs, black lung benefits and workers’ compensation costs associated with operating the mines on our coal and aggregate properties. We typically pay property taxes on our properties, which are then reimbursed by the lessee pursuant to the terms of the lease.

Our business is not seasonal, although at times severe or abnormal weather can cause a short-term decrease in production by our lessees due to the weather’s negative impact on production and transportation.

Acquisitions

We are a growth-oriented company and have completed a number of acquisitions. For a discussion of our recent acquisitions, please see “Recent Acquisitions” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Coal Royalty Revenues, Reserves and Production

The following summary table sets forth coal royalty revenues and average coal royalty revenue per ton from the properties that we owned or controlled for the years ending December 31, 2012, 2011 and 2010. Coal royalty revenues were generated from the properties in each of the areas as follows:

	Coal Royalty Revenues For the Years Ended December 31,			Average Coal Royalty Revenue Per Ton For the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In thousands)			($ per ton)
Area
Appalachia
Northern	$15,768	$20,578	$18,676	$1.50	$3.92	$3.81
Central	156,390	196,789	144,934	$5.99	$6.66	$5.36
Southern	29,325	11,717	19,405	$7.89	$6.91	$6.87

Total Appalachia	201,483	229,084	183,015	$5.00	$6.28	$5.26
Illinois Basin	49,538	41,324	30,210	$4.38	$4.38	$3.90
Northern Powder River Basin	8,501	7,658	8,444	$3.58	$2.86	$1.89
Gulf Coast	1,212	1,155	92	$2.60	$2.21	$1.77

Total	$260,734	$279,221	$221,761	$4.79	$5.68	$4.71

The following summary table sets forth coal production data and reserve information for the properties that we owned or controlled for the years ending December 31, 2012, 2011 and 2010. All of the reserves reported below are recoverable reserves as determined by Industry Guide 7. In excess of 90% of the reserves listed below are currently leased to third parties. Coal production data and reserve information for the properties in each of the areas are as follows:

Coal Production and Reserves

	Production for the Year Ended December 31,			Proven and Probable Reserves at December 31, 2012
	2012	2011	2010	Underground	Surface	Total
	(Tons in thousands)
Area
Appalachia
Northern	10,486	5,251	4,900	489,635	29,381	519,016
Central	26,098	29,555	27,056	1,040,883	221,123	1,262,006
Southern	3,718	1,695	2,824	95,824	25,063	120,887

Total Appalachia	40,302	36,501	34,780	1,626,342	275,567	1,901,909
Illinois Basin	11,299	9,445	7,753	353,182	14,039	367,221
Northern Powder River Basin	2,377	2,682	4,467	—	99,780	99,780
Gulf Coast	466	523	52	—	4,672	4,672

Total	54,444	49,151	47,052	1,979,524	394,058	2,373,582

We classify low sulfur coal as coal with a sulfur content of less than 1.0%, medium sulfur coal as coal with a sulfur content between 1.0% and 1.5% and high sulfur coal as coal with a sulfur content of greater than 1.5%. Compliance coal is coal which meets the standards of Phase II of the Clean Air Act and is that portion of low sulfur coal that, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu. As of December 31, 2012, approximately 49% of our reserves were low sulfur coal and 33% of our reserves were compliance coal. Unless otherwise indicated, we present the quality of the coal throughout this Form 10-K on an as-received basis, which assumes 6% moisture for Appalachian reserves, 12% moisture for Illinois Basin reserves and 25% moisture for Northern Powder River Basin reserves. We own both steam and metallurgical coal reserves in Northern, Central and Southern Appalachia, and we own steam coal reserves in the Illinois Basin and the Northern Powder River Basin. In 2012, approximately 32% of the production and 44% of the coal royalty revenues from our properties were from metallurgical coal.

The following table sets forth our estimate of the sulfur content, the typical quality of our coal reserves and the type of coal in each area as of December 31, 2012.

Sulfur Content, Typical Quality and Type of Coal

		Sulfur Content
		Low	Medium	High		Typical Quality
	Compliance	(less than	(1.0% to	(greater		Heat Content	Sulfur	Type of Coal
Area	Coal(1)	1.0%)	1.5%)	than 1.5%)	Total	(Btu per pound)	(%)	Steam	Metallurgical(2)
	(Tons in thousands)					(Tons in thousands)
Appalachia
Northern	50,658	73,387	24,466	421,163	519,016	12,836	2.61	509,454	9,562
Central	637,363	895,988	315,002	51,016	1,262,006	13,273	0.89	869,852	392,154
Southern	83,548	89,612	27,977	3,298	120,887	13,507	0.82	79,827	41,060

Total Appalachia	771,569	1,058,987	367,445	475,477	1,901,909	13,168	1.35	1,459,133	442,776
Illinois Basin	—	—	2,230	364,991	367,221	11,507	3.26	367,221	—
Northern Powder River Basin	—	99,780	—	—	99,780	8,800	0.65	99,780	—
Gulf Coast	185	4,672	—	—	4,672	6,949	0.69	4,487	185

Total	771,754	1,163,439	369,675	840,468	2,373,582			1,930,621	442,961

(1)	Compliance coal meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

(2)	For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as steam coal.

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

Transportation and Processing Revenues

We own preparation plants and related material handling facilities. Similar to our royalty structure, the throughput fees for the use of these facilities are based on a percentage of the ultimate sales price for the material that is processed. These facilities generated $8.3 million in processing revenues for 2012.

In addition to our preparation plants, we own handling and transportation infrastructure related to our coal and aggregate properties. For the year ended December 31, 2012, we recognized $19.5 million in revenue from these assets. We typically lease this infrastructure to third parties and collect throughput fees; however, at the loadout facility at the Williamson mine in Illinois, we operate the coal handling and transportation infrastructure and have subcontracted out that responsibility to a third party.

Aggregates Royalty Revenues, Reserves and Production

We own and manage aggregate reserves, but do not engage in the mining, processing or sale of aggregate related products. We own approximately 500 million tons of aggregate reserves located in a number of states across the country. During 2012, our lessees produced 5.3 million tons of aggregates, and our aggregate royalties were $6.6 million.

Oil and Gas Properties

We generated $9.2 million, or 2% of our total revenues, from approximately 494,000 net leased oil and gas mineral acres in 2012. Our oil and gas royalty revenue is primarily derived from lease bonus payments, oil and gas royalty interests and overriding royalty interests paid to us from the lessees. We have leased our mineral interests to third parties for the exploration and production of oil and gas, principally in the Appalachian Basin, Louisiana and Oklahoma. In addition, we own an overriding royalty on approximately 88,000 net mineral acres in the Marcellus Shale. When we lease our mineral interests, we may negotiate a lease bonus payment and retain a royalty interest. We are not an operator with respect to any of the oil and gas activities on our properties. In addition to our leased acres, a large portion of our mineral acres contain yet undetermined commercial potential and are available to be leased and may contribute revenue in the future.

Significant Customers

In 2012, we had total revenues of $92.3 million from Foresight Energy and other Cline affiliates and $81.1 million from Alpha Natural Resources. Each of these lessees represented more than 10% of our total revenues. The loss of one or both of these lessees could have a material adverse effect on us. In addition, the closure or loss of revenue from Foresight’s Williamson mine, which accounted for 12.4% of our revenue in 2012, could have a material adverse effect on us, but we do not believe that the loss of any other single mine on our properties would have a material adverse effect on our revenues or distributable cash flow.

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

In March 2005, the EPA issued a final Clean Air Interstate Rule (CAIR), which caps nitrogen oxide and sulfur dioxide emissions in 28 eastern states and Washington, D.C. Since a majority of controls required by the CAIR have been installed, we believe that the financial impact of the CAIR on coal markets has been factored into the price of coal nationally and that its impact on demand has largely been taken into account by the marketplace. However, in response to a remand of CAIR by the Court of Appeals for the D.C. Circuit on July 11, 2008, the EPA on August 8, 2011 adopted a replacement program, called the Cross-State Air Pollution Rule (CSAPR), which is both broader in its geographic coverage and deeper in emission reductions than required by CAIR. The CSAPR, in turn, was vacated by opinion of the D.C. Circuit on August 21, 2012. Although the mandate has not yet issued pending disposition of petitions for rehearing, CSAPR remains unenforceable, and is not likely to be reinstated; rather, all state regulations that were based on the CAIR are still in effect. We are unable to predict whether further judicial review proceedings may reinstate CSAPR or what rules EPA may be proposed in the event that the vacatur takes full legal effect, and, therefore, unable to predict any effect on NRP.

In June 2005, the EPA announced final amendments to its regional haze program originally developed in 1999 to improve visibility in national parks and wilderness areas. Under the Regional Haze Rule, affected states were to have developed implementation plans by December 17, 2007, that, among other things, identify facilities that will have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and the EPA issued a Finding of Failure to Submit plans on January 15, 2009. On May 30, 2012, the EPA Administrator signed a final rule under which the emission caps imposed under the CSAPR for a given state would supplant the obligations of that state with regard to visibility protection. EPA’s plans to revisit this rule in light of the vacatur of the CSAPR have yet to be announced.

On December 16, 2011, the EPA Administrator signed the “Mercury and Air Toxics Rule,” which will impose limits on the hazardous air pollutant emissions allowed for the nation’s existing and future coal-fueled generation fleet. The limits imposed by those rules may limit demand for or otherwise restrict sales of our lessees’ coal, which would reduce royalty revenues.

Other continued tightening of the already stringent regulation of emissions is likely, such as the EPA’s revision to the national ambient air quality standard for sulfur dioxide finalized June 22, 2010. As a result of these and other tightening of ambient air quality standards, some states will be required to amend their existing state implementation plans to attain and maintain compliance with the new air quality standards. These plan revisions may call for significant additional emission control at coal-fired power plants.

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

Carbon Dioxide and Greenhouse Gas Emissions. In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Legal challenges to these findings have been rejected by the D.C. Circuit Court of Appeals, and we cannot predict the outcome of impending petitions to the Supreme Court. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under various provisions of the Clean Air Act. Shortly after issuing its finding, EPA adopted rules regulating GHG emissions from motor vehicles, and other rules requiring permits for emissions of GHGs from many stationary sources, including coal-fired electric power plants, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternative fuels and generation systems, as well as increase litigation risk for — and so discourage development of — coal-fired power plants.

In addition, in March 2012, the EPA proposed “new source performance standards” to govern GHG emissions from electric generating units, including those fired by coal. The proposal, if adopted, would in effect prohibit the construction of new coal-fired power plants, because it would require them to meet the same GHG emission rate as a comparably sized gas-fired power plant. The consent decree also represents the EPA’s agreement to consider adopting a GHG limitation program governing existing sources, as well, which the EPA may attempt to use to establish a cap-and-trade-like system on emissions of power plants’ GHG emissions. The EPA continues to delay any such proposal.

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

Surface Mining Control and Reclamation Act of 1977. The Surface Mining Control and Reclamation Act of 1977 (SMCRA) and similar statutes enacted and enforced by the states impose on mine operators the responsibility of reclaiming the land and compensating the landowner for types of damages occurring as a result of mining operations. To ensure compliance with any reclamation obligations, mine operators are required to post performance bonds. In conjunction with mining the property, our coal lessees are contractually obligated under the terms of our leases to comply with all federal, state and local laws, including SMCRA. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the reclamation plan approved by the state regulatory authority. In addition, higher and better uses of the reclaimed property are encouraged. Regulatory authorities or individual citizens who bring civil actions under SMCRA may attempt to assign the liabilities of our coal lessees to us if any of these lessees are not financially capable of fulfilling those obligations.

Hazardous Materials and Waste. The Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund law) and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred, and companies that improperly stored or disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources.

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

Water Discharges. Our lessees’ operations can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for our lessees. The National Pollutant Discharge Elimination System (NPDES) program under Section 402 of the statute is administered by the states or the EPA and regulates the concentrations of pollutants in discharges of waste and storm water from a mine site. The Section 404 program is administered by the Army Corps of Engineers and regulates the placement of the overburden and fill material into channels, streams and wetlands that comprise “waters of the United States.” The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetlands. The Clean Water Act and its regulations prohibit the unpermitted discharge of pollutants into such waters, including those from a spill or leak. Similarly, Section 404 also prohibits discharges of fill material and certain other activities in waters unless authorized by the issued permit.

Our lessees generally obtain “individual” permits from the Corps of Engineers authorizing the construction of valley fills for the disposal of overburden from mining operations. The application process for acquiring individual permits has become more cumbersome and can require the preparation of an environmental impact statement as part of the application. Small underground coal mines that must construct fills, limited by acreage and length, as part of their mining operations may qualify for another version of the Section 404 permit known as “nationwide permit 50.” Both individual and nationwide permits are subject to challenge in citizens’ lawsuits. Such challenges result in delays in our lessees obtaining the required mining permits to conduct their operations, which could, in turn, have an adverse effect on our coal royalty revenues.

Beginning in 2009, the EPA put in place a series of policies for mines in Central Appalachia that have had the effect of slowing the issuance of both Section 404 fill permits by the Corps and Section 402 NPDES permits by state agencies. These policies, among other things, seek to impose limits on a specific conductance (conductivity) and sulfate at levels that can be unachievable absent treatment at many mines. The technologies available to treat conductivity and/or sulfate are expensive and may be impracticable at all but the largest underground mines. These policies are subject to challenge in federal district court in Washington, D.C. in National Mining Association v. Jackson. In two separate opinions, the district court rejected the EPA’s process for reviewing state-issued Section 402 permits and determined that the EPA’s policies constituted unlawful rulemaking for conductivity and fell outside of the EPA’s statutory authority. The EPA has appealed the final July 2012 decision.

Notwithstanding the outcome of this suit, environmental groups have issued “Notices of Intent to Sue (NOIs)” to companies that own coal and other minerals and lease them for mining. The NOI is a notification required by the Clean Water Act before an individual is allowed to file a suit in federal court. A number of land companies, including NRP, have received NOIs. At least one case not involving NRP is now proceeding to trial in the federal court for the Western District of Virginia.

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

Federal and state surface mining laws require mine operators to post reclamation bonds to guarantee the costs of mine reclamation. West Virginia’s bonding system requires coal companies to post site-specific bonds in an amount up to $5,000 per acre and imposes a per-ton tax on mined coal currently set at $0.279/ton, which is paid to the West Virginia Special Reclamation Fund (SRF). The site-specific bonds are used to reclaim the mining operations of companies that default on their obligations under the West Virginia Surface Coal Mining and Reclamation Act. The SRF is used where the site-specific bonds are insufficient to accomplish reclamation.

Historically, the West Virginia Department of Environmental Protection (WVDEP) did not issue an NPDES permit to itself when it undertook water treatment at abandoned mine sites. This changed following a November 2010 decision of the Court of Appeals for the Fourth Circuit in West Virginia Highlands Conservancy v Huffman. On all such sites, the WVDEP must secure an NPDES permit and treat polluting discharges to meet water quality standards. On August 2, 2011, the West Virginia Highlands Conservancy and other environmental groups filed actions against WVDEP claiming that WVDEP was required to obtain NPDES permits with water quality based effluent limits for 171 bond forfeiture sites not included in the original Fourth Circuit Huffman decision. One action was filed in the Southern District of West Virginia and one in the Northern District. Simultaneously with each action, a Consent Decree executed by the Plaintiffs and WVDEP was filed. The Consent Decrees obligate WVDEP to obtain NPDES permits with water quality based effluent limitations for all sites at issue over the next four years. The decrees also require WVDEP to prepare and submit to the plaintiffs and the Special Reclamation Fund Advisory Committee (SRFAC) a report showing the capital, and operation and maintenance costs anticipated to be incurred in complying with the Consent Decrees. The Consent Decrees were entered by each district court and WVDEP has proceeded to obtain the first group of NPDES permits. In addition, an estimate has been prepared of the additional capital and maintenance costs required for water treatment obligations imposed by the requirement for NPDES permits. As a result of these increased costs, the SRFAC recommended and the West Virginia Legislature enacted an increase in the special reclamation tax from $0.144/ton to $0.279/ton in 2012.

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

Mining accidents in recent years have received national attention and instigated responses at the state and national level that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. Since 2006, heightened scrutiny has been applied to the safe operations of both underground and surface mines. This increased level of review has resulted in an increase in the civil penalties that mine operators have been assessed for non-compliance. Operating companies and their supervisory employees have also been subject to criminal convictions. The Mine Safety and Health Administration (“MSHA”) has also advised mine operators that it will be more aggressive in placing mines in the Pattern of Violations (“POV”) program, if a mine’s rate of injuries or significant and substantial citations exceed a certain threshold. A mine that is placed in a POV program will receive additional scrutiny from MSHA.

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

Employees and Labor Relations

We do not have any employees. To carry out our operations, affiliates of our general partner employ approximately 78 people who directly support our operations. None of these employees are subject to a collective bargaining agreement.

Segment Information

We conduct all of our operations in a single segment – the ownership and leasing of natural resources and related transportation and processing infrastructure. Substantially all of our owned properties are subject to leases, and revenues are earned based on the volume and price of minerals extracted, processed or transported. Included in revenue from these natural resource properties are royalties from coal, aggregates, oil and gas and timber as well as related transportation and processing infrastructure revenues.

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

Natural gas is the primary fuel that competes with steam coal for power generation. In early 2012, natural gas prices dropped below $2.50/Mcf and, although the prices have rebounded above $3.00/Mcf, a number of utilities have switched generation from steam coal to natural gas to the extent that it is practical to do so. This switching has resulted in a decline in steam coal prices, and to the extent that natural gas prices remain low, steam coal prices will also remain low. In addition, prices for metallurgical coal hit multi-year lows in the second half of 2012 as demand for steel declined significantly. A substantial or extended decline in coal prices could materially and adversely affect us in two ways. First, lower prices may reduce the quantity of coal that may be economically produced from our properties. This, in turn, could reduce our coal royalty revenues and the value of our coal reserves. Second, even if production is not reduced, the royalties we receive on each ton of coal sold may be reduced.

Our lessees’ mining operations are subject to operating risks that could result in lower royalty revenues to us.

The most significant risk faced by our lessees that impacts NRP is permitting. As a result of recent judicial decisions and the increased involvement of the Administration and the EPA in the permitting process, there is substantial uncertainty relating to the ability of our lessees to be issued valley fill permits necessary to conduct mining operations in Central Appalachia. The non-issuance of permits has limited the ability of our lessees to open new operations, expand existing operations, and may preclude new acquisitions in which NRP might otherwise be involved.

Our royalty revenues are largely dependent on our lessees’ level of production from our mineral reserves, and any interruptions to the production of coal from our reserves would reduce our coal royalty revenues. The level of our lessees’ production is subject to operating conditions or events beyond their or our control including:

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

Our lessees produce a significant amount of the metallurgical coal that is used in both the U.S. and foreign steel industries. In 2012, approximately 32% of the coal production and 44% of the coal royalty revenues from our properties were from metallurgical coal. Since the amount of steel that is produced is tied to global economic conditions, a decline in those conditions could result in the decline of steel, coke and metallurgical coal production. Since metallurgical coal is priced higher than steam coal, some mines on our properties may only operate profitably if all or a portion of their production is sold as metallurgical coal. If these mines are unable to sell metallurgical coal, they may not be economically viable and may be temporarily idled or closed.

Any change in fuel consumption patterns by electric power generators resulting in a decrease in the use of coal could result in lower coal production by our lessees, which would reduce our coal royalty revenues.

The amount of coal consumed for domestic electric power generation is affected primarily by the overall demand for electricity, the price and availability of competing fuels for power plants and environmental and other governmental regulations. We expect new power plants will be built to produce electricity. Most of these new power plants will be fired by natural gas because of lower construction costs compared to coal-fired plants and because natural gas is a cleaner burning fuel. The increasingly stringent requirements of the federal Clean Air Act has resulted in more electric power generators shifting from coal to natural-gas-fired power plants, or to other alternative energy sources such as solar and wind. The environmental lobby is applying substantial pressure on utilities to limit the construction of new coal-fired generation plants in favor of alternative sources of energy. To the extent that these efforts are successful, it could reduce the demand for our coal.

The adoption of climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for our coal.

In December 2009, the EPA determined that emissions of carbon dioxide, methane, and other greenhouse gases, or “GHGs,” present an endangerment to public health and welfare because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Legal challenges to these findings have been rejected by the D.C. Circuit Court of Appeals, and we cannot predict the outcome of impending petitions to the Supreme Court. Based on its findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under various provisions of the Clean Air Act. Shortly after issuing its findings, EPA adopted rules, effective January 2, 2011, regulating GHG emissions from motor vehicles, and other rules requiring permits for emissions of GHGs from many stationary sources, including coal-fired electric power plants. The EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including coal-fired electric power plants, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. As a result of revisions to its preconstruction permitting rules that became fully effective on January 2, 2011, the EPA is now requiring new sources, including coal-fired power plants, to undergo control technology reviews for GHGs (predominately carbon dioxide) as a condition of permit issuance. These reviews may impose limits on GHG emissions, or otherwise be used to compel consideration of alternative fuels and generation systems, as well as increase litigation risk for — and so discourage development of — coal-fired power plants.

In addition, in March 2012, the EPA proposed “new source performance standards” to govern GHG emissions from electric generating units, including those fired by coal. The proposal, if adopted, would in effect prohibit the construction of new coal-fired power plants, because it would require them to meet the same GHG emission rate as a comparably sized gas-fired power plant. The consent decree also represents the EPA’s agreement to consider adopting a GHG limitation program governing existing sources, as well, which the EPA may attempt to use to establish a cap-and-trade-like system on emissions of power plants’ GHG emissions. The EPA continues to delay any such proposal.

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

As a result of ongoing consolidation in the coal industry and our partnership with Foresight Energy, we derive a greater percentage of our revenues from a smaller number of lessees.

In 2012, we derived 24.4% of our revenues from Foresight Energy and other Cline affiliates and 21.4% from Alpha Natural Resources. Foresight’s Williamson mine alone was responsible for approximately 12.4% of our revenues in 2012. As a result, we have significant concentration of revenues with those lessees, although in most cases, with the exception of Williamson, the exposure is spread out over a number of different mining operations and leases. If our lessees merge or otherwise consolidate, or if we acquire additional reserves from existing lessees, then our revenues could become more dependent on fewer mining companies. If issues occur at those companies that impact their ability to pay us royalties, our royalty revenues and ability to make future distributions would be adversely affected.

Our business will be adversely affected if we are unable to acquire additional mineral reserves or access the capital markets to finance our growth.

Because our reserves decline as our lessees mine our minerals, our future success and growth depend, in part, upon our ability to acquire additional reserves that are economically recoverable. If we are unable to acquire additional mineral reserves on acceptable terms, our royalty revenues will decline as our reserves are depleted. Our ability to acquire additional mineral reserves or make other acquisitions is dependent in part on our ability to access the capital markets. We cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues, results of operations and quarterly distributions. In addition, if we are unable to successfully integrate the companies, businesses or properties we are able to acquire, our revenues may decline and we could experience a material adverse effect on our business, financial condition or results of operations.

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

Our investments in operating businesses expose us to risks that we do not experience in the royalty business.

Our recent acquisition of a general partner interest in the trona operations of OCI Wyoming L.P. subjects us to operational and other contingent liabilities to which we are not exposed through our ownership of mineral rights and royalties. Further, we will not own 100 percent of, and only have limited approval rights with respect to, OCI Wyoming, and our partner will be able to control most business decisions, including decisions with respect to distributions and capital expenditures. In addition, we are ultimately responsible for operating the transportation infrastructure at the Williamson mine, and have assumed the capital and operating risks associated with that business. As a result of these investments, we could experience increased costs as well as increased liability exposure associated with operating these facilities.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based on our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because taxes would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such a tax on us by any state will reduce the cash available for distribution to you.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, you are required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax due from you with respect to that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income result in a decrease in your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the common units you sell will, in effect, become taxable income to you if you sell such common units at a price greater than your tax basis in those common units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depletion and depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your common units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned common units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of us as a partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Certain federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.

Changes to U.S. federal income tax laws have been proposed in a prior session of Congress that would eliminate certain key U.S. federal income tax preferences relating to coal exploration and development. These changes include, but are not limited to (i) repealing capital gains treatment of coal and lignite royalties, (ii) eliminating current deductions and 60-month amortization for exploration and development costs relating to coal and other hard mineral fossil fuels, (iii) repealing the percentage depletion allowance with respect to coal properties, and (iv) excluding from the definition of domestic production gross receipts all gross receipts derived from the sale, exchange, or other disposition of coal, other hard mineral fossil fuels, or primary products thereof. If enacted, these changes would limit or eliminate certain tax deductions that are currently available with respect to coal exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our common units.

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

Major Coal Properties

The following is a summary of our major coal producing properties in each region.For information regarding our Coal Reserves and Production as well as other information related to our coal properties, please see “Item 1. Business.”

Northern Appalachia

Hibbs Run.    The Hibbs Run Property is located in Marion County, West Virginia. In 2012, 3.8 tons were produced from the property. We lease this property to subsidiaries of Consol Energy. Coal from this property is produced from longwall mines. The royalty rate for this property is a low fixed rate per ton and has a significant effect on the per ton revenue for the region.

AFG-Ohio.     The AFG-Ohio property is located in Belmont County, Ohio. In 2012, 3.1 million tons were produced from the property. We lease this property to subsidiaries of Murray Energy Corporation. Coal is produced from an underground longwall mine.

Beaver Creek.     The Beaver Creek property is located in Grant and Tucker Counties, West Virginia. In 2012, 2.3 million tons were produced from this property. We lease this property to Mettiki Coal, LLC, a subsidiary of Alliance Resource Partners L.P. Coal is produced from an underground longwall mine. It is transported by truck to a preparation plant operated by the lessee. Coal is shipped primarily by truck to the Mount Storm power plant of Dominion Power.

Area F.    The Area F property is located in Randolph and Upshur Counties, West Virginia. In 2012, 199,000 tons were produced from the property. We lease this property to Carter Roag, a subsidiary of Metinvest. Coal from this property is produced from an underground mine. The raw coal is trucked to a preparation plant operated by the lessee. Coal is shipped via rail and exported for use by Metinvest.

The map below shows the location of our properties in Northern Appalachia.

Central Appalachia

VICC/Alpha.    The VICC/Alpha property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2012, 5.0 million tons were produced from this property. We primarily lease this property to a subsidiary of Alpha Natural Resources. Production comes from both underground and surface mines and is trucked to one of four preparation plants. Coal is shipped via both the CSX and Norfolk Southern railroads to utility and metallurgical customers. Major customers include American Electric Power, Southern Company, Tennessee Valley Authority, VEPCO and U.S. Steel and to various export metallurgical customers.

Lynch.    The Lynch property is located in Harlan and Letcher Counties, Kentucky. In 2012, 3.1 million tons were produced from this property. We primarily lease the property to a subsidiary of Alpha Natural Resources. Production comes from both underground and surface mines. Coal is transported by truck to a preparation plant on the property and is shipped primarily on the CSX railroad to utility customers such as Georgia Power and Orlando Utilities. The lessee also has the ability to ship coal on the Norfolk Southern railroad and this coal goes to utility customers and domestic and export metallurgical customers. During the second half of 2012, the lessee idled some mines on this property that served the steam market.

Dingess-Rum.    The Dingess-Rum property is located in Logan, Clay and Nicholas Counties, West Virginia. This property is leased to subsidiaries of Alpha Natural Resources and Patriot Coal. In 2012, 3.1 million tons were produced from the property. Both steam and metallurgical coal are produced from underground and surface mines and has been historically transported by belt or truck to preparation plants on the property. Coal is shipped via the CSX railroad to steam customers such as American Electric Power, Dayton Power and Light, Detroit Edison and to various export metallurgical customers.

VICC/Kentucky Land.    The VICC/Kentucky Land property is located primarily in Perry, Leslie and Pike Counties, Kentucky. In 2012, 2.3 million tons were produced from this property. Coal is produced from a number of lessees from both underground and surface mines. Coal is shipped primarily by truck but also on the CSX and Norfolk Southern railroads to customers such as Southern Company, Tennessee Valley Authority, and American Electric Power.

Lone Mountain.    The Lone Mountain property is located in Harlan County, Kentucky. In 2012, 1.7 million tons were produced from this property. We lease the property to a subsidiary of Arch Coal, Inc. Production comes from underground mines and is transported primarily by beltline to a preparation plant on adjacent property and shipped on the Norfolk Southern or CSX railroads to utility customers such as Georgia Power and the Tennessee Valley Authority.

D.D. Shepard.    The D.D. Shepard property is located in Boone County, West Virginia. This property is primarily leased to a subsidiary of Patriot Coal Corp. In 2012, 1.6 million tons were produced from the property. Both steam and metallurgical coal are produced by the lessees from underground and surface mines. Coal is transported from the mines via belt or truck to preparation plants on the property. Coal is shipped via the CSX railroad to various domestic and export metallurgical customers.

Pardee.    The Pardee property is located in Letcher County, Kentucky and Wise County, Virginia. In 2012, 1.3 million tons were produced from this property. We lease the property to a subsidiary of Arch Coal, Inc. Production comes from underground and surface mines and is transported by truck or beltline to a preparation plant on the property and shipped primarily on the Norfolk Southern railroad to utility customers such as Georgia Power and the Tennessee Valley Authority and domestic and export metallurgical customers such as Algoma Steel and Arcelor.

Kingston.    The Kingston property is located in Fayette and Raleigh Counties, West Virginia. This property is leased to a subsidiary of Alpha Natural Resources. In 2012, 1.3 million tons were produced from the property. Both steam and metallurgical coal are produced from underground and surface mines and has been historically transported by belt or truck to a preparation plant on the property or shipped raw. Coal is shipped via both the CSX railroad and by truck to barges to steam customers and various export metallurgical customers.

The map below shows the location of our properties in Central Appalachia.

Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. In 2012, 2.0 million tons were produced from this property. We lease the property to a subsidiary of Cliffs Natural Resources, Inc. Production comes from an underground mine and is transported primarily by beltline to a preparation plant. The metallurgical coal is then shipped via railroad and barge to both domestic and export customers.

BLC Properties.    The BLC properties are located in Kentucky and Tennessee. In 2012, 1.7 million tons were produced from these properties. We lease these properties to a number of operators including Appolo Fuels Inc., Bell County Coal Corporation and Kopper-Glo Fuels. Production comes from both underground and surface mines and is trucked to preparation plants and loading facilities operated by our lessees. Coal is transported by truck and is shipped via both CSX and Norfolk Southern railroads to utility and industrial customers. Major customers include Southern Company, South Carolina Electric & Gas, and numerous medium and small industrial customers.

The map below shows the location of our properties in Southern Appalachia.

IllinoisBasin

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. The property is under lease to an affiliate of Foresight Energy, and in 2012, 7.3 million tons were mined on the property. This production is from a longwall mine. Production is shipped primarily via the Canadian National railroad to customers such as Duke and to various export customers.

Hillsboro.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. The property is under lease to an affiliate of Foresight Energy, and in 2012, 1.8 million tons were shipped from the property. Production is currently from an underground longwall mine and is shipped via either the Union Pacific, Norfolk Southern or Canadian National railroads or by barges to domestic utilities or export customers.

Macoupin.    The Macoupin property is located in Macoupin County, Illinois. The property is under lease to an affiliate of Foresight Energy, and in 2012, 1.8 million tons were shipped from the property. Production is from an underground mine and is shipped via the Norfolk Southern or Union Pacific railroads or by barge to customers such as Western KY Energy and other midwest utilities or loaded into barges for shipment to export customers.

The map below shows the location of our properties in the Illinois Basin.

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2012, 2.4 million tons were produced from our property. A subsidiary of Westmoreland Coal Company has two coal leases on the property. Coal is produced by surface dragline mining, and the coal is transported by either truck or beltline to the four-unit 2,200-megawatt Colstrip generation station located at the mine mouth and by the Burlington Northern Santa Fe railroad to Minnesota Power. A small amount of coal is transported by truck to other customers.

The map below shows the location of our properties in the Northern Powder River Basin.

BRP Properties

BRP is a venture between NRP and International Paper Company, of which NRP owns a 51% interest. As of December 31, 2012, BRP had acquired, in several stages from International Paper, approximately 9.1 million mineral acres in 31 states. While the vast majority of the 9.1 million acres remain largely undeveloped and underexplored, BRP currently holds 59 revenue generating mineral leases and 17 cell tower leases. In addition, a significant number of mineral prospects and deposits with yet undetermined commercial potential have been identified through a variety of efforts including exploration drilling, coring, drill logs, electric logs, inferences derived from published information, geological reports, geological maps, in-house efforts and consulting investigations. These prospects and deposits are not necessarily near-term commercial opportunities due to a variety of factors such as location, market, economic and production uncertainties, but have long-term development potential.

BRP’s assets include approximately 300,000 gross acres of oil and gas mineral rights in Louisiana, of which over 54,000 acres were leased under 41 leases as of December 31, 2012. In addition to the leased mineral acreage, BRP holds a 1% gross production royalty interest on approximately 22,000 mineral acres in Louisiana. The remaining oil and gas mineral acreage in Louisiana is not leased but a number of acres are in areas with development potential. BRP has over 500 acres leased in Pennsylvania and approximately 300 acres leased in Texas.

As of December 31, 2012, BRP owned nearly 95,000 net mineral acres of coal rights (primarily lignite) in the Gulf Coast region, of which approximately 5,000 acres are leased under four separate leases in Louisiana and Alabama. In addition to the coal rights, BRP has aggregate reserves (including limestone, granite, clay, and sand and gravel) under lease in six states.

BRP also owns copper rights in Michigan’s Upper Peninsula that are subject to a development agreement with Highland Copper Company Inc. By the end of 2012, Highland had drilled approximately 175 core holes representing approximately 80,000 total feet that have been cored, sampled and analyzed for copper. Highland expects to complete a feasibility study on the reserves in 2013.

Other mineral rights held by BRP as of December 31, 2012 included coalbed methane rights in four Gulf Coast states, metal prospect rights in four states, approximately 450,000 acres of water and water royalty rights in East Texas, geothermal rights and geothermal royalty interests in the Gulf Coast and Pacific Northwest, and carbon sequestration rights primarily in the Gulf Coast region.

The map on the following page illustrates the location of BRP’s current mineral rights.

WA
OR
ID
MT
ND
MN
WI
MI
SD
WY
NE
IA
NV
UT
CA
CO
KS
MO
IL
IN
OH
KY
WV
VA
PA
NY
VT
NH
ME
AZ
NM
OK
TX
AR
LA
TN
NC
SC
GA
AL
FL
AK
± 9.1 MM Mineral Acres
Minerals Conveyed from IP to BRP LLC by December 2012
Conveyed Minerals Include Various Combinations of:
Aggregates
Industrial Minerals
Precious & Semi-Precious Metals & Stones
Coal & Lignite
Coalbed Methane
Geothermal & CO2 Sequestration along the Gulf Coast
Commercial Water Rights in East Texas
Oil & Gas
(Mineral types and interest vary by tract/parcel.)

Title to Property

We owned approximately 99% of our coal, aggregates and oil and gas reserves in fee as of December 31, 2012. We lease the remainder from unaffiliated third parties. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operations of our business.

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

Our common units are listed and traded on the NYSE under the symbol “NRP”. As of February 14, 2013, there were approximately 43,000 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

The following table sets forth the high and low sales prices per common unit, as reported on the NYSE Composite Transaction Tape from January 3, 2011 to December 31, 2012, and the quarterly cash distribution declared and paid with respect to each quarter per common unit.

	Price Range		Cash Distribution History
	High	Low	Per Unit	Record Date	Payment Date
2011
First Quarter	$37.80	$32.24	$0.5400	05/05/2011	05/13/2011
Second Quarter	$35.44	$29.26	$0.5400	08/05/2011	08/12/2011
Third Quarter	$35.03	$23.98	$0.5500	11/04/2011	11/14/2011
Fourth Quarter	$30.48	$23.36	$0.5500	02/03/2012	02/14/2012
2012
First Quarter	$28.70	$23.36	$0.5500	05/04/2012	05/14/2012
Second Quarter	$25.08	$21.45	$0.5500	08/03/2012	08/14/2012
Third Quarter	$23.04	$18.67	$0.5500	11/05/2012	11/14/2012
Fourth Quarter	$22.50	$16.90	$0.5500	02/05/2013	02/14/2013

Cash Distributions to Partners

(In thousands)

	General Partner	Limited Partners	Total Distributions
2011
Distributions	$4,696	$230,080	$234,776
2012
Distributions	$4,758	$233,263	$238,021

We must distribute all of our cash on hand at the end of each quarter, less cash reserves established by our general partner. We refer to this cash as “available cash” as that term is defined in our partnership agreement. The amount of available cash may be greater than or less than the quarterly distribution. Provisions of our credit facility and note purchase agreement may restrict our ability to make distributions under certain limited circumstances. Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commercial Commitments.”

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

NATURAL RESOURCE PARTNERS L.P.

(In thousands, except per unit and per ton data)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Total revenues	$379,147	$377,683	$301,401	$256,084	$291,665
Asset impairments	$2,568	$161,336	$—	$—	$—
Income from operations	$267,165	$104,135	$196,061	$153,975	$197,007
Net income	$213,355	$54,026	$154,461	$114,080	$170,006
Basic and diluted net income per limited partner unit	$1.97	$0.50	$1.54	$1.17	$1.95
Distributions paid ($ per unit)	$2.20	$2.17	$2.16	$2.16	$2.02
Weighted average number of common units outstanding	106,028	106,028	81,917	67,702	64,891
Cash from operations	$271,408	$305,574	$258,694	$210,669	$229,956

Balance sheet data:
Cash and cash equivalents	$149,424	$214,922	$95,506	$82,634	$89,928
Total assets	$1,764,672	$1,665,649	$1,664,036	$1,523,590	$1,301,340
Long-term debt	$897,039	$836,268	$661,070	$626,587	$478,822
Partners’ capital	$617,447	$644,915	$825,180	$765,226	$743,341

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing. For more detailed information regarding the basis of presentation for the following financial information, see the Notes to the Consolidated Financial Statements.

Executive Overview

Our Business

We engage principally in the business of owning, managing and leasing mineral properties in the United States. We own coal reserves in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2012, we owned or controlled approximately 2.4 billion tons of proven and probable coal reserves, and we also owned approximately 500 million tons of aggregate reserves in a number of states across the country. We do not operate any mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments.

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

During 2012, we generated $111.8 million of our revenues from sources other than coal and aggregate royalty revenues, compared to $91.7 million for 2011. The majority of the increase was due to a $14.8 million increase in minimums recognized as revenue resulting from the expiration of the recoupment period on certain leases. We also recognized $13.6 million from the sale of assets, including $8.5 million from the sale of a right of way for highway construction and $4.7 million from the sale of a preparation plant.

In addition to the minimums recognized as revenue and gains on sales of assets, other sources of revenue include: processing and transportation fees; oil and gas royalty revenue; overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales. The processing and transportation fees and overriding royalties were primarily derived from the coal-related assets.

Our Current Liquidity Position

Our credit facility does not mature until August 2016 and, as of December 31, 2012, we had $152 million in available capacity under the facility. In addition to the amounts available under our credit facility, we had approximately $149.4 million in cash at December 31, 2012. In January 2013, we acquired the interests in OCI Wyoming described in “Note 16. Subsequent Events.” to our financial statements. In connection with that acquisition, we entered into a three-year, $200 million term loan. We also used $16 million of cash on hand to acquire the interests. After the closing of the acquisition, we had still had $152 million in available capacity under our credit facility. We believe that the combination of the capacity under our credit facility and our cash on hand gives us enough liquidity to meet our current financial needs.

We hold a $35 million senior note that matures in June 2013 that we intend to refinance at or prior to its maturity. In addition, because the annual principal payments on our other senior notes will increase significantly beginning in 2013, we may choose to refinance some or all of the principal payments as they come due. We typically access the capital markets to refinance amounts outstanding under our credit facility as we approach the limits under that facility, the timing of which depends on the pace and size of our acquisition program.

Current Results/Market Outlook

For the year ended December 31, 2012, our lessees produced 59.7 million tons of coal and aggregates, generating $267.3 million in royalty revenues from our properties, and our total revenues were $379.1 million. We continue to have substantial exposure to metallurgical coal, from which we derived approximately 44% of our coal royalty revenues and 32% of the related production. While the demand for domestic steel was strong over the first half of the year, it began to decline in the third quarter, and prices for metallurgical coal dropped significantly in the fourth quarter and remain low heading into 2013. Primarily as a result of lower metallurgical prices and demand, but also due to the continued weakness in the steam coal market, our coal royalty revenues from Central Appalachia declined materially in 2012 as compared to 2011. However, over the full year, we saw the benefits of the diversity of our assets, with significant improvements in coal royalty revenues from our Illinois and Southern Appalachia properties as well as other sources of revenues offsetting much of the decline in Central Appalachia.

The market for steam coal remained soft as expected in 2012, with extremely low natural gas prices resulting in significant displacement of coal by gas for domestic power production. Further, the federal government regulations dealing with air quality at power plants have led to the announcement of planned closures of a number of coal-fired power plants, which will have an impact on future demand. In response to these events, a number of coal companies reduced their production over the course of the year, which has resulted in lower production from our properties.

Looking ahead to 2013, the production cutbacks by a number of our lessees, coupled with the continued soft demand for both steam and metallurgical coal, will likely result in lower coal royalty revenues for NRP. However, the reduced coal royalty revenues will be offset in part by revenues from our newly acquired interest in OCI Wyoming’s soda ash operations.

Growth Through Acquisitions

In 2012, we spent approximately $240 million to acquire additional assets that will help secure the future growth of the partnership. Included in these acquisitions were additional steam coal reserves and transportation infrastructure in Illinois, metallurgical coal reserves in Virginia, oil and gas mineral rights in Oklahoma, an overriding royalty on oil and gas reserves in the liquids-rich portion of the Marcellus Shale play, and an overriding royalty on frac sand reserves in Wisconsin. These efforts are reflective of NRP management’s desire to continue to grow and diversify the assets of the partnership and attempt to ensure the stability of future revenues and distributions to our unitholders.

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

Our historical distributable cash flow represents cash flow from operations, proceeds from sale of assets and return on direct financing lease and contractual override less actual principal payments and cash reserves set aside for scheduled principal payments on our senior notes. Although distributable cash flow is a “non-GAAP financial measure,” we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Distributable cash flow may not be calculated the same for NRP as for other companies. A reconciliation of distributable cash flow to net cash provided by operating activities is set forth below.

We have historically reduced our distributable cash flow by the amount of cash we have reserved for principal payments due on our senior notes in the next calendar year. However, to present our distributable cash flow more in line with MLP practice and because we intend to refinance some or all of the principal payments that are due in 2013 and 2014, we are no longer going to reduce distributable cash flow by reserves for future principal payments. This change in our reporting of distributable cash flow does not change our long-term intention to pay down our debt.

Reconciliation of GAAP “Net cash provided by operating activities”

to Non-GAAP “Distributable cash flow”

	For the Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$271,408	$305,574	$258,694
Less scheduled principal payments	(30,800)	(31,518)	(32,234)
Less reserves for future principal payments	(52,234)	(31,159)	(31,699)
Add reserves used for scheduled principal payments	30,800	31,518	32,234
Return on direct financing lease	2,669	—	—
Proceeds from sale of assets	24,822	5,600	1,180

Distributable cash flow	$246,665	$280,015	$228,175

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.

OCI. On January 24, 2013, we acquired non-controlling equity interests in OCI Wyoming Co. and OCI Wyoming, L.P. The interests are comprised of a 48.51% general partner interest in OCI LP and 20% of the common stock and 100% of the preferred stock in OCI Co. OCI Co owns a 1% limited partnership interest in OCI LP and has the right to receive a $14.5 million annual priority distribution before distributions are paid to other interests. The 80% common interest in OCI Co is owned by OCI Chemical Corporation and the 50.49% interest in OCI LP is owned by OCI Wyoming Holding Co., a subsidiary of OCI Chemical Corporation.

The three investments were acquired from Anadarko Holding Company and its subsidiary, Big Island Trona Company for $292.5 million. The purchase price was funded from the proceeds of a $200 million term loan, $76.5 million in equity and GP interests issued in a private placement and the balance from operating cash. The acquisition agreement provides for up to $50 million in additional contingent consideration should certain performance criteria be met as defined in the purchase and sales agreement in any of 2013, 2014 or 2015.

Marcellus Override.    In December 2012, we acquired an overriding royalty interest on approximately 88,000 net acres of overriding royalty interests in oil and gas reserves located in the Marcellus Shale for $30.3 million.

Hi-Crush Override.    On October 30, 2012, we acquired an overriding royalty interest in frac sand reserves located on approximately 561 acres near Wyeville, Wisconsin for approximately $15.0 million.

Colt. Between September 2009 and September 2012, we acquired approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, for a total purchase price of $255 million.

Oklahoma Oil and Gas.    From December 2011 through June 2012, we acquired approximately 19,200 net mineral acres located in the Mississippian Lime oil play in Northern Oklahoma for $63.9 million.

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

Processing and Transportation Fees.    Processing fees are recognized on the basis of tons of material processed through the facilities by our lessees and the corresponding revenue from those sales. Generally, the lessees of the processing facilities make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of coal that is processed and sold from the facilities. The processing leases are structured so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Transportation fees are recognized on the basis of tons of coal transported over the beltlines. Under the terms of the transportation contracts, we receive a fixed price per ton for all coal transported on the beltlines.

Oil and Gas Royalties.    Oil and gas royalties are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenue from those sales. Generally, the lessees make payments based on a percentage of the selling price. Some leases are subject to minimum annual payments or delay rentals.

Minimum Royalties.    Most of our lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue when received. The deferred revenue attributable to the minimum payment is recognized as revenues either when the lessee recoups the minimum payment through production or immediately following the period during which the lessee is allowed to recoup the minimum payment.

Lessee Audits and Inspections.    We periodically audit lessee information by examining certain records and internal reports of our lessees. Our regional managers also perform periodic mine inspections to verify that the information that has been submitted to us is accurate. Our audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to us and the actual results from each property. Our audits and inspections, however, are in periods subsequent to when the revenue is reported and any adjustment identified by these processes might be in a reporting period different from when the revenue was initially recorded.

Depreciation, Depletion and Amortization.    We depreciate our plant and equipment on a straight line basis over the estimated useful life of the asset. We deplete mineral properties on a units-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage in those properties. We amortize intangible assets on a units-of-production basis, unless classified as a temporarily idled asset then a minimum amortization is applied. Oil and gas mineral rights are depleted over the units of production. We estimate proven and probable reserves with the assistance of third-party consultants, as well as estimation techniques and recoverability assumptions. We update our estimates of reserves periodically and this may result in material adjustments to reserves and depletion rates that we recognize prospectively. Historical revisions have not been material.

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

Share-Based Payments.    We account for our Long-Term Incentive Plan awards under Financial Accounting Standards Board’s (FASB) stock compensation authoritative guidance. This authoritative guidance provides that grants must be accounted for using the fair value method, which requires us to estimate the fair value of the grant and charge or credit the estimated fair value to expense over the service or vesting period of the grant based on fluctuations in value. In addition, this authoritative guidance requires that estimated forfeitures be included in the periodic computation of the fair value of the liability and that the fair value be recalculated at each reporting date over the service or vesting period of the grant.

Recent Accounting Pronouncements

In June 2011, the FASB amended the presentation of comprehensive income. The amendments in this update give us the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this amendment on January 1, 2012 and elected to present other comprehensive income in a single continuous statement, Consolidated Statements of Comprehensive Income. We also elected to present changes in accumulated other comprehensive income in the Consolidated Statements of Partners’ Capital.

In May 2011, the FASB amended fair value measurement and disclosure requirements. The amendments result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principal or requirement for measuring fair value or for disclosing information about fair value measurements. We adopted this amendment on January 1, 2012. The amendment did not have a material impact on our financial position, results of operations, cash flows or notes to the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Summary of 2012 and 2011 Royalties and Production

(In thousands, except percent and per ton data)

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2012	2011

Coal royalties
Appalachia
Northern	$15,768	$20,578	$(4,810)	(23)%
Central	156,390	196,789	(40,399)	(21)%
Southern	29,325	11,717	17,608	150%

Total Appalachia	201,483	229,084	(27,601)	(12)%
Illinois Basin	49,538	41,324	8,214	20%
Northern Powder River Basin	8,501	7,658	843	11%
Gulf Coast	1,212	1,155	57	5%

Total	$260,734	$279,221	$(18,487)	(7)%

Production (tons)
Appalachia
Northern	10,486	5,251	5,235	100%
Central	26,098	29,555	(3,457)	(12)%
Southern	3,718	1,695	2,023	119%

Total Appalachia	40,302	36,501	3,801	10%
Illinois Basin	11,299	9,445	1,854	20%
Northern Powder River Basin	2,377	2,682	(305)	(11)%
Gulf Coast	466	523	(57)	(11)%

Total	54,444	49,151	5,293	11%

Average gross royalty revenue per ton
Appalachia
Northern	$1.50	$3.92	$(2.42)	(62)%
Central	$5.99	$6.66	$(0.67)	(10)%
Southern	$7.89	$6.91	$0.98	14%
Total Appalachia	$5.00	$6.28	$(1.28)	(20)%
Illinois Basin	$4.38	$4.38	$—	—
Northern Powder River Basin	$3.58	$2.86	$0.72	25%
Gulf Coast	$2.60	$2.21	$0.39	18%
Combined average gross royalty revenue per ton	$4.79	$5.68	$(0.89)	16%

Aggregates
Royalty revenues	$6,598	$6,640	$(42)	(1)%
Aggregate Bonus Royalty	$—	$94	$(94)	(100)%
Production	5,287	5,930	(643)	(11)%
Average gross royalty revenue per ton	$1.25	$1.12	$0.13	12%

Oil and Gas
Royalty	$9,160	$14,017	$(4,857)	(35)%

Coal Royalty Revenues and Production

Coal royalty revenues comprised approximately 69% of our total revenue for the year ended December 31, 2012 and 74% of our total revenue in 2011. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia.    The combination of lower production and lower prices in Central Appalachia, together with a lower royalty rate in Northern Appalachia, were the primary reasons coal royalty revenues decreased by $27.6 million in 2012. The 3.5 million ton decrease in production in Central Appalachia was the result of our lessees reducing production in response to the weaker coal market and the effect of some lessees having a lower proportion of production on our properties. Production in Northern Appalachia increased by 5.2 million tons, but these increases were mainly on leases with a lower revenue per ton, and therefore still resulted in reduced revenue of $4.8 million. The decreases are partially offset by an increase in production and revenue in Southern Appalachia, due primarily to one of our lessees resuming production for the entire year after it completed repairs to its preparation plant that was damaged by a tornado in 2011.

Illinois Basin.    Coal royalty revenues and production on our properties were both higher in 2012. Coal royalty revenues increased by $8.2 million and production increased by 1.9 million tons. The increased production was mainly due to production from our Hillsboro property that began longwall operations in the third quarter of 2012. In addition, we had increased production at the Williamson mine.

Northern Powder River Basin.    Our coal royalty revenues increased by $843,000 over last year despite a production decrease of 305,000 tons on our Western Energy property. The lower production was due to the normal variations that occur due to the checkerboard nature of our ownership. The higher revenue per ton was due to the timing of revenue recognition by the lessee in the third quarter.

Aggregates Royalty Revenues and Production

For the year ended December 31, 2012, we recognized $6.6 million in royalty revenue from aggregates. For the same period for 2011, we recognized royalty revenue from aggregates of $6.7 million, which included bonus revenue of $0.1 million under one of our leases. We had production of 5.3 million tons and 5.9 million tons for 2012 and 2011, respectively. Although production declined, our revenue per ton increased and helped keep the royalty revenue nearly constant. Also, we do not include revenues from our frac sand properties in Texas and Wisconsin in aggregate royalties, but include those revenues in overriding royalties. We received $1.5 million in revenues from the Texas property in 2012.

Oil and Gas Royalty Revenues

Oil and gas royalty revenues for the years ended December 31, 2012 and 2011 were $9.2 million and $14.0 million, respectively. In 2012, we saw a significant decline in royalty revenues from our Louisiana BRP properties due to low gas prices and reduced drilling activity, which was offset in part by $1.1 million in royalty revenues received from our recently acquired Oklahoma properties. Included in revenue for the years ended 2012 and 2011 were bonus payments of $2.6 million and $2.1 million, respectively.

Summary of 2011 and 2010 Royalties and Production

(In thousands, except percent and per ton data)

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2011	2010

Coal royalties
Appalachia
Northern	$20,578	$18,676	$1,902	10%
Central	196,789	144,934	51,855	36%
Southern	11,717	19,405	(7,688)	(40)%

Total Appalachia	229,084	183,015	46,069	25%
Illinois Basin	41,324	30,210	11,114	37%
Northern Powder River Basin	7,658	8,444	(786)	(9)%
Gulf Coast	1,155	92	1,063	NMF *

Total	$279,221	$221,761	$57,460	26%

Production (tons)
Appalachia
Northern	5,251	4,900	351	7%
Central	29,555	27,056	2,499	9%
Southern	1,695	2,824	(1,129)	(40)%

Total Appalachia	36,501	34,780	1,721	5%
Illinois Basin	9,445	7,753	1,692	22%
Northern Powder River Basin	2,682	4,467	(1,785)	(40)%
Gulf Coast	523	52	471	NMF *

Total	49,151	47,052	2,099	4%

Average gross royalty revenue per ton
Appalachia
Northern	$3.92	$3.81	$0.11	3%
Central	$6.66	$5.36	$1.30	24%
Southern	$6.91	$6.87	$0.04	1%
Total Appalachia	$6.28	$5.26	$1.02	19%
Illinois Basin	$4.38	$3.90	$0.48	12%
Northern Powder River Basin	$2.86	$1.89	$0.97	51%
Gulf Coast	$2.21	$1.77	$0.44	25%
Combined average gross royalty revenue per ton	$5.68	$4.71	$0.97	21%

Aggregates
Royalty revenues	$6,640	$4,869	$1,771	36%
Aggregate Bonus Royalty	$94	$(639)	$733	NMF *
Production	5,930	4,365	1,565	36%
Average gross royalty revenue per ton	$1.12	$1.12	$—	0%

Oil and Gas
Royalty	$14,017	$7,720	$6,297	82%

*	(NMF) Not meaningful.

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

Other Operating Results

Processing and Transportation Revenues.    We generated $8.3 million, $13.5 million and $9.6 million in processing revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Our processing revenues are derived primarily from our ownership of coal preparation plants. We do not operate the preparation plants, but receive a fee for material processed through them. Similar to our coal royalty structure, the throughput fees are based on a percentage of the ultimate sales price for the material that is processed through the facilities. During 2012, lower volumes and prices at our plants in Appalachia coupled with the sale of a preparation plant contributed to lower processing revenues when compared to 2011. The increase in processing revenues for the year ended December 31, 2011 over 2010 is primarily due to higher volumes at higher prices. The increase in 2011 also reflects the addition of the loadout facility at Macoupin being online for a full year.

In addition to our preparation plants, we own coal handling and transportation infrastructure in Illinois. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. At the Williamson mine in Illinois, we operate the coal handling and transportation infrastructure and have subcontracted out that responsibility to a third party. We generated transportation fees from these assets of approximately $19.5 million, $16.7 million and $14.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The steady increase in transportation fees from 2010 to 2012 is due to increased volumes from our lessee operations in the Illinois Basin.

Additional Revenues.    In addition to coal royalties, aggregate royalties, oil and gas royalties and processing and transportation revenues, we generated approximately 20%, 13% and 14% of our revenues from other sources for the years ended December 31, 2012, 2011 and 2010, respectively. These other sources include: property taxes, minimums recognized as revenues, overriding royalties, timber, rentals, wheelage and other income. In 2012, we recognized $24.0 million from minimums recognized as revenue. Due to higher minimums recognized as revenue in 2012, the percentage of other revenue is higher than usual in that year. Of the $24.0 million, we recognized $9.6 million on our Gatling Ohio lease and $8.2 million on our Macoupin lease. Also included in other revenue in 2012 is a gain from sale of assets of $13.6 million, including $8.5 million from the sale of a right of way for highway construction and $4.7 million from the sale of a preparation plant.

Operating expenses.    Included in total expenses are:

•

Depreciation, depletion and amortization of $58.2 million, $65.1 million and $57.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization increased during 2011 due to a refinement of our accounting policy for contract amortization. The decrease in 2012 was primarily related to assets acquired from Gatling, LLC and Gatling Ohio, LLC that were impaired during the third and fourth quarters of 2011.

•

General and administrative expenses of $29.7 million, $29.6 million and $29.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. General and administrative expenses are primarily impacted by accruals under our long-term incentive plan attributable to fluctuations in our unit price and additional personnel required to manage our properties.

•

Property, franchise and other taxes of $17.7 million, $14.5 million and $15.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. A substantial portion of our property taxes is reimbursed to us by our lessees and is reflected as property tax revenue on our statements of comprehensive income. For the year ended December 31, 2012, we recognized higher Kentucky and West Virginia property taxes.

Interest Expense.    Interest expense was $54.0 million, $49.2 million and $41.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest increased due to additional debt incurred in 2012 and 2011 to fund acquisitions.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. We finance our property acquisitions with available cash, borrowings under our revolving credit facility, and the issuance of our senior notes and additional common units. While our ability to satisfy our debt service obligations and pay distributions to our unitholders depends in large part on our future operating performance, our ability to make acquisitions will depend on prevailing economic conditions in the financial markets as well as the coal, oil and gas and aggregate/industrial minerals industries and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from operations, please read “Item 1A. Risk Factors.” Our capital expenditures, other than for acquisitions, have historically been minimal.

During 2012, we continued to review our banking relationships and our internal policies regarding deposit concentrations with specific attention to effectively managing risk in the current banking environment.

Our credit facility does not mature until August 2016 and, as of December 31, 2012, we had $152 million in available capacity under the facility. In addition to the amounts available under our credit facility, we had approximately $149.4 million in cash at December 31, 2012. In January 2013, we acquired the interests in OCI

Wyoming described in “Note 15. Subsequent Events.” to our financial statements. In connection with that acquisition, we entered into a three-year, $200 million term loan. The loan requires repayments of $10 million and $20 million in 2014 and 2015, respectively. We also used $16 million of cash on hand to acquire the interests. After the closing of the acquisition, we had still had $152 million in available capacity under our credit facility. We believe that the combination of the capacity under our credit facility and our cash on hand gives us enough liquidity to meet our current financial needs.

We hold a $35 million senior note that matures in June 2013 that we intend to refinance at or prior to its maturity. In addition, because the annual principal payments on our other senior notes will increase significantly beginning in 2013, we may choose to refinance some or all of the principal payments as they come due. To the extent that we use cash on hand to pay the principal payments as they come due, our outstanding principal balance will be reduced on our long-term debt as our minerals are depleted. We do typically access the capital markets to refinance amounts outstanding under our credit facility as we approach the limits under that facility, the timing of which depends on the pace and size of our acquisition program. In August 2011, we amended and extended our credit facility until August 2016. Our debt covenant ratios are in compliance for both our credit facility and our outstanding senior notes. For a more complete discussion of factors that will affect our liquidity, please read “Item 1A. Risk Factors.”

Net cash provided by operations for the years ended December 31, 2012, 2011 and 2010 was $271.4 million, $305.6 million and $258.7 million, respectively. The most significant portion of our cash provided by operations is generated from coal royalty revenues.

Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was $212.7 million, $115.1 million and $170.8 million, respectively. During 2012 the majority of our investing activities consisted of acquiring reserves, plant and equipment and related intangibles as well as assets relating to Sugar Camp. These uses were offset slightly by $24.8 million in proceeds from sale of assets. During 2011 and 2010 substantially all of our investing activities consisted of acquiring reserves, plant and equipment and other rights.

Net cash flows used in financing activities for the years ended December 31, 2012, 2011 and 2010 was $124.2 million, $71.1 million and $75.0 million, respectively. During 2012, 2011 and 2010 we had proceeds from loans of $148.0 million, $385.0 million and $140.0 million, respectively. During 2012, 2011 and 2010 these proceeds were offset by repayment of debt of $30.8 million, $210.5 million and $106.2 million, respectively. Also during 2012, 2011 and 2010 we paid distributions of $240.8 million, $234.8 million and $209.8 million, respectively. During 2010, we had proceeds of $110.4 million relating to issuance of common units as well as a $2.4 million contribution by our general partner.

Contractual Obligations and Commercial Commitments

Credit Facility.    We amended and restated our $300 million revolving credit facility in August 2011, and as of the date of this report we had $152 million available to us under the facility. Under an accordion feature in the credit facility, we may request our lenders to increase their aggregate commitment to a maximum of $500 million on the same terms. However, we cannot be certain that our lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, we may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available to us on existing or comparable terms.

During 2012, our borrowings and repayments under our credit facility were as follows:

	Quarters Ending
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands)
Outstanding balance, beginning of period	$—	$47,000	$73,000	$103,000
Borrowings under credit facility	47,000	26,000	30,000	45,000
Less: Repayments under credit facility	—	—	—	—

Outstanding balance, ending period	$47,000	$73,000	$103,000	$148,000

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

Term Loan

On January 24, 2013, we issued $200 million in new term debt, which is priced at LIBOR + 2% and adjusts periodically with changes in LIBOR. Interest is payable initially in April 2013, with principal payments of $10.0 million on January 23, 2014, $20.0 million on January 23, 2015 and the balance of $170.0 million on January 23, 2016. The covenants under our term loan are identical to those in our credit facility.

Long-Term Debt

As of the date of this filing, our debt consisted of:

•	$148.0 million of our $300 million floating rate revolving credit facility, due August 2016;

•	$35.0 million of 5.55% senior notes due 2013;

•	$200.0 million floating rate term loan due 2016;

•	$27.7 million of 4.91% senior notes due 2018;

•	$150.0 million of 8.38% senior notes due 2019;

•	$61.5 million of 5.05% senior notes due 2020;

•	$1.7 million of 5.31% utility local improvement obligation due 2021;

•	$30.3 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$180.0 million of 5.82% senior notes due 2024;

•	$50.0 million of 8.92% senior notes due 2024;

•	$175.0 million of 5.03% senior notes due 2026; and

•	$50.0 million of 5.18% senior notes due 2026.

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

The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2012 (in millions):

	Payments Due by Period
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt principal payments (including current maturities)(1) (2)	$984.3	$87.2	$81.0	$81.0	$229.0	$81.0	$425.1
Long-term debt interest payments(3)	278.5	48.1	43.5	38.4	33.3	28.2	87.0
Rental leases(4)	4.1	0.7	0.7	0.7	0.7	0.7	0.6

Total	$1,266.9	$136.0	$125.2	$120.1	$263.0	$109.9	$512.7

(1)	The amounts indicated in the table include principal or interest due on our senior notes, as well as the utility local improvement obligation related to our property in DuPont, Washington. The table also includes the $148.0 million outstanding principal balance under our credit facility, which matures in August 2016.
(2)	On January 24, 2013, we entered into a $200 million three year term loan that is not included in the table. We have principal payments due of $10 million in January 2014, $20 million in January 2015 and the remainder due upon maturity in January 2016.
(3)	The amounts indicated in the table include interest due on our senior notes as well as the utility local improvement obligation related to our property in DuPont, Washington.
(4)	On January 1, 2009, we entered into a ten-year lease agreement for the rental of office space from Western Pocahontas Properties Limited Partnership. The rental obligations from this lease are included in the table above.

Shelf Registration Statement

In addition to our credit facility, on April 24, 2012 we filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. This shelf replaced our previous shelf registration statement, which expired at the end of February 2012. On August 15, 2012, we filed another shelf registration statement that registered all of the common units held by Adena Minerals, as well as up to $500 million in equity or debt securities by NRP. Following the effectiveness of this registration statement, Adena distributed 15,181,716 common units to its shareholders, and we subsequently filed prospectus supplements to register the resale of these common units by those shareholders. We cannot control the resale of the common units by Adena or its shareholders, and the amounts, prices and timing of the issuance and sale of any equity or debt securities by NRP will depend on market conditions, our capital requirements and compliance with our credit facility and senior notes.

In January 2013, we acquired the interests in OCI Wyoming described in “Recent Acquisitions”. Because this acquisition requires us to file one year of audited financial statements of the acquired business pursuant to Items 2.01 and 9.01 of Form 8-K and Rule 3-05 of Regulation S-X, we will not be able to issue securities under our shelf registration statements until those financial statements are filed with the SEC. We anticipate making this filing by mid-April.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2012, 2011 and 2010.

Environmental

The operations our lessees conduct on our properties are subject to federal and state environmental laws and regulations. Please see Item 1, “Business — Regulation and Environmental Matters.” As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties for the period ended December 31, 2012. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in reclamation obligations.

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

The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Reimbursement for services	$9,791	$9,136	$7,358

For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement.”

Transactions with Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through affiliated companies, owns a 31% interest in our general partner, as well as 5,659,324 common units, at the time of this filing. At December 31, 2012, we had accounts receivable totaling $6.6 million from Cline affiliates. In addition, the overriding royalty and the lease of the loadout facility at the Sugar Camp mine are classified as contracts receivable of $57.1 million on our Consolidated Balance Sheets. Revenues from the Cline affiliates are as follows:

	For The Years Ended December 31,
	2012	2011	2010
	(In thousands)
Coal royalty revenues	$48,567	$42,474	$32,407
Processing fees	2,409	2,975	1,337
Transportation fees	19,514	16,689	14,324
Minimums recognized as revenue	17,785	—	12,400
Override revenue	4,066	2,691	1,904
Other revenue	—	2,990	—

	$92,341	$67,819	$62,372

As of December 31, 2012, we had received $56.6 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $27.7 million was received in the current year.

We recognized an asset impairment of $90.9 million during the third quarter of 2011 related to certain of our assets at the Gatling West Virginia location and $70.4 million during the fourth quarter of 2011 related to the Gatling Ohio location. During the fourth quarter of 2012, we recognized an additional impairment of $2.6 million related to the assets at the Gatling West Virginia location. These assets were acquired from and are leased by Cline affiliates.

In 2011, we recognized a $3.0 million non-cash gain on a reserve exchange of over one million tons in Illinois with Williamson Energy. The tons received were fully mined during 2012, while the tons exchanged are not included in the current mine plans.

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

A fund controlled by Quintana Capital owns a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP owns and leases the plants to Taggart Global, which designs, builds and operates the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. To date, we have acquired four facilities under this agreement with Taggart with a total cost of $46.6 million. During the third quarter of 2012, we sold one of these facilities back to Taggart for $12.3 million, including $10.5 million in cash and a $1.8 million note receivable. The balance on the note receivable at December 31, 2012 was $1.7 million. Revenues from Taggart are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Processing revenue	$5,580	$9,755	$5,874

At December 31, 2012, we had accounts receivable totaling $0.5 million from Taggart.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Coal royalty revenues	$3,486	$1,629	$1,545

NRP also had accounts receivable totaling $0.3 million from Kopper-Glo at December 31, 2012.

Office Building in Huntington, West Virginia

We lease an office building in Huntington, West Virginia from Western Pocahontas at market rates. The terms of the lease were approved by our Conflicts Committee. We pay $0.6 million each year in lease payments.

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

Interest Rate Risk

Our exposure to changes in interest rates results from borrowings under our credit facility, which are subject to variable interest rates based upon LIBOR or the federal funds rate plus an applicable margin. Management monitors interest rates and may enter into interest rate instruments to protect against increased borrowing costs. At December 31, 2012, we had $148 million outstanding in variable interest debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.5 million, assuming the same principal amount remained outstanding during the year.

Item 8.	Financial Statements and Supplementary Data

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Natural Resource Partners L.P.

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Resource Partners L.P. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Houston, Texas

February 28, 2013

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit information)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$149,424	$214,922
Accounts receivable, net of allowance for doubtful accounts	35,116	30,923
Accounts receivable — affiliates	10,613	10,138
Other	1,042	832

Total current assets	196,195	256,815
Land	24,340	24,534
Plant and equipment, net	32,401	46,185
Mineral rights, net	1,380,428	1,257,501
Intangible assets, net	70,811	75,164
Loan financing costs, net	4,291	4,846
Long-term contracts receivable — affiliates	55,576	—
Other assets	630	604

Total assets	$1,764,672	$1,665,649

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$3,693	$2,366
Accounts payable — affiliates	957	375
Obligation related to acquisition	—	500
Current portion of long-term debt	87,230	30,801
Accrued incentive plan expenses — current portion	7,718	8,374
Property, franchise and other taxes payable	7,952	6,316
Accrued interest	10,265	10,761

Total current liabilities	117,815	59,493
Deferred revenue	123,506	113,303
Accrued incentive plan expenses	8,865	11,670
Long-term debt	897,039	836,268
Partners’ capital:
Common units outstanding: (106,027,836)	605,019	629,253
General partner’s interest	10,026	10,517
Non-controlling interest	2,845	5,638
Accumulated other comprehensive loss	(443)	(493)

Total partners’ capital	617,447	644,915

Total liabilities and partners’ capital	$1,764,672	$1,665,649

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Coal royalties	$260,734	$279,221	$221,761
Aggregate royalties	6,598	6,734	4,230
Processing fees	8,299	13,475	9,604
Transportation fees	19,513	16,688	14,564
Oil and gas royalties	9,160	14,017	7,720
Property taxes	15,273	12,640	11,270
Minimums recognized as revenue	23,956	9,148	14,199
Override royalties	15,527	14,523	11,258
Other	20,087	11,237	6,795

Total revenues	379,147	377,683	301,401
Operating expenses:
Depreciation, depletion and amortization	58,221	65,118	56,978
Asset impairments	2,568	161,336	—
General and administrative	29,714	29,553	29,893
Property, franchise and other taxes	17,678	14,486	15,107
Transportation costs	1,944	2,033	1,864
Coal royalty and override payments	1,857	1,022	1,498

Total operating expenses	111,982	273,548	105,340

Income from operations	267,165	104,135	196,061
Other income (expense)
Interest expense	(53,972)	(49,180)	(41,635)
Interest income	162	69	35

Income before non-controlling interest	213,355	55,024	154,461
Non-controlling interest	—	(998)	—

Net income	$213,355	$54,026	$154,461

Net income attributable to:
General partner	$4,267	$1,081	$2,570

Holders of incentive distribution rights	$—	$—	$25,966

Limited partners	$209,088	$52,945	$125,925

Basic and diluted net income per limited partner unit	$1.97	$0.50	$1.54

Weighted average number of common units outstanding	106,028	106,028	81,917

Comprehensive income	$213,405	$54,079	$154,512

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

	Common Units		General Partner Amounts	Holders of Incentive Distribution Rights Amounts	Non- Controlling Interest Amounts	Accumulated Other Comprehensive Income (Loss)	Total
	Units	Amounts
Balance at December 31, 2009	69,451,136	$747,437	$13,409	$4,977	$—	$(597)	$765,226
Distributions	—	(174,709)	(4,197)	(30,943)	—	—	(209,849)
Issuance of common units, net	36,576,700	110,217	—	—	—	—	110,217
Capital contribution	—	—	2,350	—	—	—	2,350
Fees associated with elimination of IDRs	—	(2,341)	—	—	—	—	(2,341)
Non-controlling interest	—	—	—	—	5,065	—	5,065
Net income for the year ended December 31, 2010	—	125,925	2,570	25,966	—	—	154,461
Loss on interest hedge	—	—	—	—	—	51	51

Comprehensive income	—	—	—	—	—	51	154,512

Balance at December 31, 2010	106,027,836	$806,529	$14,132	$—	$5,065	$(546)	$825,180

Distributions	—	(230,080)	(4,696)	—	(52)	—	(234,828)
Non-controlling interest adjustment	—	—	—	—	(373)	—	(373)
Costs associated with equity transactions	—	(141)	—	—	—	—	(141)
Non-controlling interest	—	—	—	—	998	—	998
Net income for the year ended December 31, 2011	—	52,945	1,081	—	—	—	54,026
Loss on interest hedge	—	—	—	—	—	53	53

Comprehensive income	—	—	—	—	—	53	54,079

Balance at December 31, 2011	106,027,836	$629,253	$10,517	$—	$5,638	$(493)	$644,915

Distributions	—	(233,263)	(4,758)	—	(2,793)	—	(240,814)
Costs associated with equity transactions	—	(59)	—	—	—	—	(59)
Net income for the year ended December 31, 2012	—	209,088	4,267	—	—	—	213,355
Loss on interest hedge	—	—	—	—	—	50	50

Comprehensive income	—	—	—	—	—	50	213,405

Balance at December 31, 2012	106,027,836	$605,019	$10,026	—	$2,845	$(443)	$617,447

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$213,355	$54,026	$154,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	58,221	65,118	56,978
Non-cash interest charge, net	605	625	540
Non-cash gain on reserve swap	—	(2,990)	—
Gain on sale of assets	(13,575)	(1,058)	—
Asset impairment	2,568	161,336	—
Non-controlling interest	—	998	—
Change in operating assets and liabilities:
Accounts receivable	(802)	(6,951)	(2,627)
Other assets	(236)	90	(27)
Accounts payable and accrued liabilities	1,909	854	468
Accrued interest	(496)	950	(489)
Deferred revenue	11,684	31,277	42,491
Accrued incentive plan expenses	(3,461)	1,909	6,137
Property, franchise and other taxes payable	1,636	(610)	762

Net cash provided by operating activities	271,408	305,574	258,694

Cash flows from investing activities:
Acquisition of land, coal, other mineral rights and related intangibles	(180,534)	(120,284)	(166,382)
Acquisition or construction of plant and equipment	(681)	(404)	(5,994)
Proceeds from sale of assets	24,822	5,600	1,580
Return on direct financing lease and contractual override	2,669	—	—
Investment in direct financing lease	(59,009)	—	—

Net cash used in investing activities	(212,733)	(115,088)	(170,796)

Cash flows from financing activities:
Proceeds from loans	148,000	385,000	140,000
Proceeds from issuance of common units	—	—	110,436
Deferred financing costs	—	(2,957)	—
Repayments of loans	(30,800)	(210,519)	(106,234)
Payment of obligation related to acquisitions	(500)	(7,625)	(9,169)
Costs associated with equity transactions	(59)	(141)	(219)
Fees associated with elimination of IDRs	—	—	(2,341)
Distributions	(240,814)	(234,828)	(209,849)
Contributions by general partner	—	—	2,350

Net cash used in financing activities	(124,173)	(71,070)	(75,026)

Net increase (decrease) in cash and cash equivalents	(65,498)	119,416	12,872
Cash and cash equivalents at beginning of period	214,922	95,506	82,634

Cash and cash equivalents at end of period	$149,424	$214,922	$95,506

Supplemental cash flow information:
Cash paid during the period for interest	$53,842	$47,653	$41,565

Non-cash investing activities:
Liability assumed in acquisitions	$—	$—	$1,593
Non-controlling interest	—	373	(5,065)
Note receivable related to sale of assets	1,808	—	—
Non-cash financing activities:
Purchase obligation related to reserve and infrastructure acquisitions	—	500	6,200

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Organization

Natural Resource Partners L.P. (the “Partnership”), a Delaware limited partnership, was formed in April 2002. The general partner of the Partnership is NRP (GP) LP (“NRP GP”), a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company. The Partnership engages principally in the business of owning and managing mineral properties in the United States. The Partnership owns coal reserves in the three major coal-producing regions of the United States: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2012, the Partnership owned or controlled approximately 2.4 billion tons of proven and probable coal reserves (unaudited), and also owned approximately 500 million tons of aggregate reserves (unaudited) in a number of states across the country. The Partnership does not operate any mines, but leases reserves to experienced mine operators under long-term leases that grant the operators the right to mine reserves in exchange for royalty payments. Lessees are generally required to make royalty payments based on the higher of a percentage of the gross sales price or a fixed price per ton, in addition to a minimum payment.

In addition, the Partnership owns coal and aggregate transportation and preparation equipment, other coal related rights and oil and gas properties on which it earns revenue.

The Partnership’s operations are conducted through, and its operating assets are owned by, its subsidiaries. The Partnership owns its subsidiaries through a wholly owned operating company, NRP (Operating) LLC. NRP GP has sole responsibility for conducting its business and for managing its operations. Because NRP GP is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on its behalf. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Mr. Robertson is entitled to nominate all nine of the directors, five of whom must be independent directors, to the board of directors of GP Natural Resource Partners LLC. In connection with the Cline acquisition, Mr. Robertson delegated the right to nominate two of the directors, one of whom must be independent, to Adena Minerals, LLC, an affiliate of the Cline Group.

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

Use of Estimates

Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the accompanying Consolidated Balance Sheets and the reported amounts of revenues and expenses in the accompanying Consolidated Statements of Comprehensive Income during the reporting period. Actual results could differ from those estimates.

Fair Value

The Partnership discloses certain assets and liabilities using fair value as defined by FASB’s fair value authoritative guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See “Note 10. Fair Value Measurements”.

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

Land and Mineral Rights

Land and mineral rights owned and leased are recorded at cost. Coal and aggregate mineral rights are depleted on a unit-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein, or over the amortization period of the lease. The Partnership leases its oil and gas minerals interests, all of which are located in the U.S., to third-party entities for the exploration and production of oil and natural gas. Proven producing oil and natural gas mineral rights are depleted on a units of production basis. The Partnership is solely a royalty owner and as a result it does not determine whether or when to develop reserves.

Plant and Equipment

Plant and equipment consists of coal preparation plants, related coal handling facilities, and other coal and aggregate processing and transportation infrastructure. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Consolidated Statements of Cash Flows. These assets are recorded at cost and are being depreciated on a straight-line basis over their useful lives, which when originally recorded range from three to twenty years.

Intangible Assets

The Partnership’s intangible assets consist of above-market contracts. Intangible assets are identified related to contracts acquired when compared to the estimate of current market rates for similar contracts. The estimated fair value of the above-market rate contracts are determined based on the present value of future cash flow projections related to the underlying assets acquired. Intangible assets are amortized on a unit-of-production basis except that a minimum amortization is calculated on a straight line basis for temporarily idled assets.

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

Processing and Transportation Fees.    Processing fees are recognized on the basis of tons of material processed through the facilities by the Partnership’s lessees and the corresponding revenue from those sales. Generally, the lessees of the processing facilities make payments to the Partnership based on the greater of a percentage of the gross sales price or a fixed price per ton of material that is processed and sold from the facilities. The processing leases are structured in a manner so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Transportation fees are recognized on the basis of tons of material transported over the beltlines. Under the terms of the transportation contracts, the Partnership receives a fixed price per ton for all material transported on the beltlines.

Oil and Gas Royalties.    Oil and gas royalties are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenue from those sales. Generally, the lessees make payments based on a percentage of the selling price. Also, included within oil and gas royalties are lease bonus payments, which are generally paid upon the execution of a lease. Some leases are subject to minimum annual payments or delay rentals.

Minimum Royalties.    Most of the Partnership’s lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue when received. The deferred revenue attributable to the minimum payment is recognized as royalty revenue when the lessee recoups the minimum payment through production. The deferred revenue is recognized as minimums recognized as revenue in the period immediately following the expiration of the lessee’s ability to recoup the payments.

Lessee Audits and Inspections

The Partnership periodically audits lessee information by examining certain records and internal reports of its lessees. The Partnership’s regional managers also perform periodic mine inspections to verify that the information that has been submitted to it is accurate. The audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to the Partnership and the actual results from each property. Audits and inspections, however, are in periods subsequent to when the revenue is reported and any adjustment identified by these processes might be in a reporting period different from when the revenue was initially recorded. Typically there are no material adjustments from this process.

Property Taxes

The Partnership is responsible for paying property taxes on the properties it owns. Typically, the lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties. The reimbursement of property taxes is included in property tax revenue in the Consolidated Statements of Comprehensive Income.

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

Share-Based Payment

The Partnership accounts for awards relating to its Long-Term Incentive Plan using the fair value method, which requires the Partnership to estimate the fair value of the grant, and charge or credit the estimated fair value to expense over the service or vesting period of the grant based on fluctuations in the Partnership’s common unit price. In addition, estimated forfeitures are included in the periodic computation of the fair value of the liability and the fair value is recalculated at each reporting date over the service or vesting period of the grant.

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

3.    Significant acquisitions

Marcellus Override.    In December 2012, the Partnership acquired an overriding royalty interest on approximately 88,000 net acres of overriding royalty interests in oil and gas reserves located in the Marcellus Shale for $30.3 million.

Colt.    In September 2009, the Partnership signed a definitive agreement to acquire approximately 200 million tons of coal reserves related to the Deer Run Mine in Illinois from Colt, LLC, an affiliate of the Cline Group, through several separate transactions for a total purchase price of $255 million. During the year ended December 31, 2012, the Partnership paid $80.0 million to complete the acquisition of reserves at this mine.

Oklahoma Oil and Gas.    From December 2011 through June 2012, the Partnership acquired approximately 19,200 net mineral acres located in the Mississippian Lime oil play in Northern Oklahoma for approximately $63.9 million, of which 15,600 net mineral acres were acquired during 2012 for $51.3 million.

Sugar Camp.    In March 2012, the Partnership acquired from Sugar Camp Energy, an affiliate of the Cline Group, the rail loadout and associated infrastructure assets at the Sugar Camp mine in Illinois for total consideration of $50.0 million. At the time of the acquisition, the Partnership also entered into a lease agreement related to the rail loadout and associated facilities that has been accounted for as a direct financing lease. The lease provides for payments based upon tons of coal transported over the facilities subject to quarterly recoupable minimum payments of $1.25 million. The lease is for a term of 20 years but may be extended by the lessee. Total projected remaining payments under the lease at December 31, 2012 are $96.2 million with unearned income of $46.7 million. The unearned income will be reflected as transportation fees over the term of the lease using the effective interest method. Any amounts in excess of the contractual minimums will be recorded as transportation fees when earned. The net amount receivable under the lease as of December 31, 2012 was $49.6 million, of which $1.5 million is included in accounts receivable – affiliates while the remaining is included in long-term contracts receivable — affiliate. The Partnership recognized $3.6 million in transportation fees during the year ended December 31, 2012 related to this lease.

In a separate transaction, the Partnership acquired, from Ruger, LLC, an affiliate of the Cline Group, a contractual overriding royalty interest for $8.9 million that will provide for payments based upon production from specific tons at the Sugar Camp operations. This overriding royalty was accounted for as a financing arrangement and is reflected as an affiliate receivable. The payments the Partnership receives with respect to the overriding royalty will be reflected partially as a return of the initial investment and partially as override revenue over the life of the contract using the effective interest method based upon actual production and adjusted periodically for differences in projected and actual production. The net amount receivable under the agreement as of December 31, 2012 was $7.6 million of which $1.1 million is included in accounts receivable — affiliates while the remaining is included in long-term contracts receivable — affiliate. The Partnership recognized $1.1 million in overriding royalty during the year ended December 31, 2012 related to the contractual overriding royalty interest.

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

Operations of the venture are included from June 1, 2010, the effective date of acquisition. Total net income from startup through December 31, 2010 was $2.3 million and for the years ended December 31, 2011 and 2012 were $5.2 million and $1.7 million, respectively. The venture operating agreement provides that net income of the venture only be allocated to the non-controlling interests after the preferential cumulative annual distribution. The Partnership began receiving cash distributions in 2011. Distributions received totaled $2.5 million and $11.4 million for the years ended December 31, 2011 and 2012, respectively.

4.     Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(In thousands)
Balance, January 1	$393	$681	$372
Provision charged to operations:
Additions to the reserve	318	71	309
Collections of previously reserved accounts	—	(359)	—

Total charged (credited) to operations	318	(288)	309
Non-recoverable balances written off	—	—	—

Balance, December 31	$711	$393	$681

5.     Asset Impairments

Gatling West Virginia.    In October 2011, the Partnership was informed by Gatling, LLC, a Cline affiliate, that it was idling the operations and was no longer projecting production from the West Virginia mine. The Partnership and Gatling amended the lease with respect to this property to provide that the existing minimum royalty balance of $24.1 million was non-recoupable, that Gatling pay $3.4 million in non-recoupable minimum royalties when they became due in January and April of 2012, that the minimums would be reduced after the first quarter of 2012, and that Gatling would continue to maintain and ventilate the mine. Following the amendment, Gatling satisfied all terms of the lease. Considering all information available at the time of amendment, the Partnership determined that its investment in the Gatling West Virginia property was not fully recoverable by future cash flows. The assets at the time of amendment included coal reserves, certain above market intangibles and coal transportation equipment.

The 2011 asset impairment of $118.4 million was offset by $24.1 million of recoupable minimum payments received from Gatling, LLC to date and $3.4 million in cash payments received in 2012, resulting in a net asset impairment of $90.9 million, which is included in operating expenses on the Consolidated Statements of Comprehensive Income.

In December 2012, the Partnership was informed by Gatling that it was dismantling their preparation plant and removing it from the site and cancelling the lease effective June 2013. The Partnership considered this new information as another impairment triggering event and reassessed the remaining coal reserves and coal transportation equipment fair values for impairment. The fair values of both the remaining reserves and transportation equipment were determined using Level 2 market approaches based upon recent comparable transactions. The reserves were adjusted for the mine’s specific characteristics. The 2012 asset impairment of $2.6 million is included in operating expenses on the Consolidated Statements of Comprehensive Income.

The net book value and calculated fair values of the assets relating to the Gatling West Virginia operation were as follows:

	2012 Measurement Date		2011 Measurement Date
	Fair Value	Net Book Value	Fair Value	Net Book Value
	(In thousands)
Coal and other mineral rights, net	$4,050	$6,618	$6,618	$76,003
Intangible assets, net	—	—	—	43,855
Plant and equipment, net	1,981	1,981	2,600	7,775

Total	$6,031	$8,599	$9,218	$127,633

Gatling Ohio.    In December 2011, the Partnership was informed by Gatling Ohio, LLC, a Cline affiliate, that it was idling its operations and was no longer projecting production from the Ohio mine. Gatling Ohio’s recoupable minimum royalty balance as of December 31, 2011 was $9.6 million. Considering all information the Partnership determined that its investment in the Gatling Ohio property would not be fully recovered by future cash flows. The assets include coal reserves, certain above market intangibles and coal transportation equipment. The asset impairment of $70.4 million is included in operating expenses in 2011 on the Consolidated Statements of Income.

The net book value as of the measurement date and calculated fair values of the assets relating to the Gatling Ohio operation are as follows:

	2011 Measurement Date
	Fair Value	Net Book Value
	(In thousands)
Coal and other mineral rights, net	$20,035	$56,769
Intangible assets, net	—	33,670
Plant and equipment, net	2,947	2,947

Total	$22,982	$93,386

In determining the 2011 impairments of the Gatling West Virginia and Gatling Ohio assets, the fair values of the coal rights were estimated using a weighted combination of Level 3 expected cash flow and Level 2 market approaches. The fair values of the transportation equipment were estimated using Level 2 market approaches. The expected cash flows were developed using estimated annual sales tons, as well as forecasted sales prices and anticipated market royalty rates. The market approaches include references to recent comparable transactions that were adjusted for each mine’s specific characteristics. Since Gatling, LLC is no longer projecting production in the near term future for the West Virginia and Ohio properties, the related royalty and transportation contract intangible assets were estimated to have no fair value as of the measurement date.

6.     Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Plant construction in process	$—	$78
Plant and equipment at cost	55,271	67,175
Less accumulated depreciation	(22,870)	(21,068)

Net book value	$32,401	$46,185

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Total depreciation expense on plant and equipment	$6,825	$8,589	$8,322

During the third quarter of 2012, the Partnership sold a preparation plant to Taggart Global USA, LLC, a related party, for $12.3 million. See Note 11. “Related Party Transactions” for an understanding of Taggart and the Partnership’s relationship. The Partnership received $10.5 million in cash and a note receivable from Taggart, payable over three years for the balance. The note receivable balance at December 31, 2012 was $1.7 million. The Partnership recorded a gain of $4.7 million included in Other revenues of the Consolidated Statements of Comprehensive Income. The net book value of the asset sold was $7.6 million.

Under the provisions of one of the Partnership’s tipple leases, the lessee exercised its option to purchase the tipple and corresponding land for fair market value, which is greater than the carrying amount of the asset. In May 2011, the lessee paid a $1.0 million deposit that was nonrefundable. In August 2011, the lessee paid the remaining $4.5 million to complete the purchase of the tipple. The Partnership recognized a gain on the sale in the third quarter of $1.1 million, which is included in Other Revenue on the Consolidated Statements of Comprehensive Income.

7.     Mineral Rights

The Partnership’s mineral rights consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Mineral rights	$1,815,424	$1,645,451
Less accumulated depletion and amortization	(434,996)	(387,950)

Net book value	$1,380,428	$1,257,501

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Total depletion and amortization expense on mineral interests	$47,042	$47,230	$38,501

8.     Intangible Assets

Amounts recorded as intangible assets along with the balances and accumulated amortization at December 31, 2012 and 2011 are reflected in the table below:

	December 31, 2012	December 31, 2011
	(In thousands)
Contract intangibles	$89,420	$89,420
Less accumulated amortization	(18,609)	(14,256)

Net book value	$70,811	$75,164

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Total amortization expense on intangible assets	$4,354	$9,298	$10,150

The estimates of amortization expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

Estimated amortization expense (In thousands)
For year ended December 31, 2013	$3,818
For year ended December 31, 2014	3,690
For year ended December 31, 2015	3,830
For year ended December 31, 2016	3,830
For year ended December 31, 2017	3,830

9.     Long-Term Debt

Long-term debt consists of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
$300 million floating rate revolving credit facility, due August 2016	$148,000	$—
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	27,700	32,317
8.38% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2013, maturing in March 2019	150,000	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	61,538	69,230
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,731	1,922
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	30,300	33,600
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	75,000
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	180,000	195,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	175,000
5.18% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	50,000	50,000

Total debt	984,269	867,069
Less — current portion of long term debt	(87,230)	(30,801)

Long-term debt	$897,039	$836,268

Principal payments due in:

	Senior Notes	Credit Facility	Total
	(In thousands)
2013	$87,230	$—	$87,230
2014	80,983	—	80,983
2015	80,983	—	80,983
2016	80,983	148,000	228,983
2017	80,983	—	80,983
Thereafter	425,107	—	425,107

	$836,269	$148,000	$984,269

The senior note purchase agreement contains covenants requiring our operating subsidiary to:

•	Maintain a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

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

The Partnership made principal payments of $30.8 million on its senior notes during the year ended December 31, 2012.

On August 10, 2011, the Partnership completed an amendment and restatement of its $300 million revolving credit facility. The amendment extends the term of the credit facility to August 2016. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. Also, the accordion feature in the credit facility, where the Partnership may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms.

At December 31, 2012 the Partnership had $148.0 million outstanding on its revolving credit facility, while at December 31, 2011 the Partnership did not have any outstanding balance. The weighted average interest rates for the year ended December 31, 2012 and the year ended December 31, 2011 were 2.09% and 1.83%, respectively.

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

The Partnership was in compliance with all terms under its long-term debt as of December 31, 2012.

10.     Fair Value Measurements

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature except for the accounts receivable — affiliate relating to the Sugar Camp override and Taggart preparation plant sale that includes both current and long-term portions. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value and carrying value of the contractual override, Taggart note receivable and long-term senior notes are as follows:

	Fair Value As Of		Carrying Value As Of
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Assets
Sugar Camp override, current and long-term	$8,817	$—	$7,495	$—
Taggart plant receivable, current and long term	$1,668	$—	$1,667	$—
Liabilities
Long-term debt, current and long-term	$876,574	$915,959	$836,269	$867,069

The fair value of the Sugar Camp override, Taggart plant receivable and long-term debt is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility is variable rate debt, its fair value approximates its carrying amount.

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

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Reimbursement for services	$9,791	$9,136	$7,358

The Partnership leases an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.6 million in lease payments each year through December 31, 2018.

Transactions with Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in the Partnership’s general partner, as well as 12,617,673 common units at December 31, 2012. At December 31, 2012, the Partnership had accounts receivable totaling $6.6 million from Cline affiliates. In addition, the overriding royalty and the lease of the loadout facility at the Sugar Camp mine are classified as contracts receivable of $57.1 million on the Partnership’s Consolidated Balance Sheets. Revenues from the Cline affiliates are as follows:

	For The Year Ended December 31,
	2012	2011	2010
	(In thousands)
Coal royalty revenues	$48,567	$42,474	$32,407
Processing fees	2,409	2,975	1,337
Transportation fees	19,514	16,689	14,324
Minimums recognized as revenue	17,785	—	12,400
Override revenue	4,066	2,691	1,904
Other revenue	—	2,990	—

	$92,341	$67,819	$62,372

As of December 31, 2012, the Partnership had received $56.6 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $27.7 million was received in the current year.

The Partnership recognized an asset impairment of $90.9 million during the third quarter of 2011 related to certain of the Partnership’s assets at the Gatling WV location and $70.4 million during the fourth quarter of 2011 related to certain assets at the Gatling Ohio location. During the fourth quarter of 2012, the Partnership recognized an additional asset impairment of $2.6 million related to the assets at the Gatling WV location due to receiving a termination notice in December 2012 that the lease is being cancelled as of June 2013. These assets were acquired from and are leased by Cline affiliates.

During 2011 the Partnership recognized a $3.0 million gain on a reserve exchange of over one million tons in Illinois with Williamson Energy. The fair value of the reserves was estimated using Level 3 cash flow approach. The expected cash flows were developed using estimated annual sales tons, forecasted sales prices and anticipated market royalty rates. The tons received were fully mined during 2012, while the tons exchanged are not included in the current mine plans. The gain is located in Other revenues on the Consolidated Statements of Comprehensive Income.

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

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Processing revenue	$5,580	$9,755	$5,874

During the third quarter, the Partnership sold a preparation plant back to Taggart Global for $12.3 million. The Partnership received $10.5 million in cash and a note receivable from Taggart, payable over three years for the balance. The note receivable balance at December 31, 2012 was $1.7 million. The Partnership recorded a gain of $4.7 million included in Other income of the Consolidated Statements of Income for the third quarter of 2012. The net book value of the asset sold was $7.6 million. At December 31, 2012, the Partnership had accounts receivable totaling $0.5 million from Taggart.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Coal royalty revenues	$3,486	$1,629	$1,545

At December 31, 2012, the Partnership also had accounts receivable totaling $0.3 million from Kopper-Glo.

12.    Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of December 31, 2012. The Partnership is not associated with any environmental contamination that may require remediation costs.

13.    Major Lessees

The Partnership has the following lessees that generated in excess of ten percent of total revenues in any one of the years ended December 31, 2012, 2011, and 2010. Revenues from these lessees are as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Revenues	Percent	Revenues	Percent	Revenues	Percent
	(Dollars in thousands)
The Cline Group	$92,341	24.4%	$67,819	18.0%	$62,372	20.7%
Alpha Natural Resources	$81,077	21.4%	$107,267	28.4%	$79,084	26.2%

In 2012, the Partnership derived over 45.8% of its revenue from two companies listed above. As a result, the Partnership has a significant concentration of revenues with those lessees, although in most cases, with the exception of the Williamson mine operated by an affiliate of Foresight Energy, the exposure is spread out over a number of different mining operations and leases. Cline’s Williamson mine alone was responsible for approximately 12.4%, 11.7% and 11.5% of our total revenues for 2012, 2011 and 2010, respectively. As a result of the merger of Alpha Natural Resources and Massey Energy Company, all prior period revenues from Massey have been combined with those of Alpha for presentation purposes in this 10-K.

Substantially all of the Partnership’s accounts receivable result from amounts due from third-party companies in the coal industry, with approximately 53% of our total revenues being attributable to coal royalty revenues from Appalachia. This concentration of customers may impact the Partnership’s overall credit risk, either positively or negatively, in that these entities may be collectively affected by the same changes in economic or other conditions. Receivables are generally not collateralized.

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

A summary of activity in the outstanding grants for the year ended December 31, 2012 are as follows:

Outstanding grants at the beginning of the period	870,344
Grants during the period	272,150
Grants vested and paid during the period	(189,736)
Forfeitures during the period	(40,444)

Outstanding grants at the end of the period	912,314

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership common units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and historical volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.18% to 0.35% and 29.39% to 35.157%, respectively at December 31, 2012. The Partnership’s cumulative average dividend rate of 7.03% was used in the calculation at December 31, 2012. The Partnership accrued expenses related to its plans to be reimbursed to its general partner of $2.9 million, $7.4 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. In connection with the Long-Term Incentive Plans, cash payments of $6.6 million, $5.7 million and $3.2 million were paid during each of the years ended December 31, 2012, 2011, and 2010, respectively. The grant date fair value was $33.38, $42.93 and $29.42 per unit for awards in 2012, 2011 and 2010, respectively.

In connection with the phantom unit awards, the CNG committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

The unaccrued cost, associated with unvested outstanding grants and related DERs at December 31, 2012, was $7.7 million.

15.    Subsequent Events (Unaudited)

The following represents material events that have occurred subsequent to December 31, 2012 through the time of the Partnership’s filing its Form 10-K with the SEC:

Distributions

On January 22, 2013, the Partnership declared a distribution of $0.55 per unit to be paid on February 14, 2013 to unitholders of record on February 5, 2013.

Significant Acquisition

On January 24, 2013, the Partnership acquired non-controlling equity interests in OCI Wyoming Co. (OCI Co) and OCI Wyoming, L.P. (OCI LP). The interests are comprised of a 48.51% general partner interest in OCI LP and 20% of the common stock and 100% of the preferred stock in OCI Co. OCI Co owns a 1% limited partnership interest in OCI LP and has the right to receive a $14.5 million annual priority distribution before distributions are paid to other interests. The 80% common interest in OCI Co is owned by OCI Chemical Corporation and the 50.49% interest in OCI LP is owned by OCI Wyoming Holding Co., a subsidiary of OCI Chemical Corporation. The 23,200 shares of preferred stock are subject to certain liquidation preferences in the event of any liquidation, dissolution or winding up of OCI Co at $2,776 per share plus any accrued and unpaid preferred dividends. The liquidation value was $64.4 million at December 31, 2012.

OCI LP’s operations consist of the mining of trona ore, which, when refined, becomes soda ash. All soda ash is sold through an affiliated sales agent to various domestic and European customers and to American Natural Soda Ash Corporation for export. All mining and refining activities take place in one facility located in the Green River Basin, Wyoming. OCI Co’s only significant asset is its ownership interest in OCI LP.

The three investments were acquired from Anadarko Holding Company and its subsidiary, Big Island Trona Company for $292.5 million. The purchase price was funded from the proceeds of a $200 million term loan, $76.5 million in equity and GP interests issued in a private placement and the balance from operating cash. The acquisition agreement provides for a net present value of up to $50 million in cumulative additional contingent consideration should certain performance criteria be met as defined in the purchase and sales agreement in any of 2013, 2014 or 2015.

Equity and Debt Issuance

As discussed in the Significant Acquisition note above, on January 24, 2013, the Partnership issued approximately 3.8 million common units and $200 million in new term debt in conjunction with the acquisition of its equity interests in OCI Wyoming Co. and OCI Wyoming, L.P. The common units were issued in a private placement and were priced at $19.82 and reflect a 4.5% discount to the volume-weighted average closing price of the Partnership’s common units for the 15 trading days immediately prior to closing. The issuance, along with NRP GP’s capital contribution, generated $76.5 million of new capital used in the acquisition. The Partnership also issued term debt which is priced at LIBOR + 2% and adjusts periodically with changes in LIBOR. The rate was 2.3% at closing and interest is payable initially in April 2013 with principal payments beginning January 23, 2014 of $10.0 million, $20.0 million on January 23, 2015 with the balance due on January 23, 2016. The debt is unsecured but guaranteed by the operating subsidiaries of the Partnership.

16.    Supplemental Financial Data (Unaudited)

Shown below are selected unaudited quarterly data.

Selected Quarterly Financial Information

(In thousands, except per unit data)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$91,872	$90,664	$94,175	$102,436
Depreciation, depletion and amortization	$12,409	$15,172	$14,485	$16,155
Income from operations	$64,824	$63,492	$65,643	$73,206
Net income	$51,309	$49,938	$52,001	$60,107
Net income per limited partner unit	$0.47	$0.46	$0.48	$0.56
Weighted average number of common units outstanding	106,028	106,028	106,028	106,028

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$84,852	$96,532	$103,164	$93,135
Depreciation, depletion and amortization	$14,322	$17,435	$19,819	$13,542
Income (loss) from operations	$55,861	$68,670	$(17,796)	$(2,600)
Net income (loss)	$45,282	$56,206	$(30,559)	$(16,903)
Net income (loss) per limited partner unit	$0.42	$0.52	$(0.28)	$(0.16)
Weighted average number of common units outstanding	106,028	106,028	106,028	106,028

During the Partnership’s third quarter and fourth quarters of 2011, asset impairment charges of $90.9 million, or $0.84 per unit, and $70.4 million, or $0.65 per unit, were recorded. The Partnership recorded an impairment charge of $2.6 million, or $0.2 per unit, in the fourth quarter of 2012.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2012. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Partnership’s consolidated financial statements included in this Form 10-K, has issued a report on the Partnership’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Natural Resource Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Resource Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2012 of Natural Resource Partners L.P. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Houston, Texas

February 28, 2013

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

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	65	Chairman of the Board and Chief Executive Officer
Nick Carter	66	President and Chief Operating Officer
Dwight L. Dunlap	59	Chief Financial Officer and Treasurer
Kevin F. Wall	56	Executive Vice President — Operations
Wyatt L. Hogan	41	Vice President, General Counsel and Secretary
Dennis F. Coker	45	Vice President, Aggregates
Kevin J. Craig	44	Vice President, Business Development
Kenneth Hudson	58	Controller
Kathy H. Roberts	61	Vice President, Investor Relations
Robert T. Blakely	71	Director
David M. Carmichael	74	Director
J. Matthew Fifield	39	Director
Robert B. Karn III	71	Director
S. Reed Morian	67	Director
W. W. Scott, Jr.	68	Director
Stephen P. Smith	51	Director
Leo A. Vecellio, Jr.	66	Director

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

Wyatt L. Hogan has served as Vice President, General Counsel and Secretary of GP Natural Resource Partners LLC since 2003. Mr. Hogan joined NRP in May 2003 from Vinson & Elkins L.L.P., where he practiced corporate and securities law. He has also served since 2003 as the Vice President, General Counsel and Secretary of Quintana Minerals Corporation, General Counsel for the general partner of Western Pocahontas Properties Limited Partnership and as General Counsel and Secretary for the general partner of Great Northern Properties Limited Partnership. He is also member of the Board of Directors of Quintana Minerals Corporation.

Dennis F. Coker is Vice President, Aggregates of GP Natural Resource Partners LLC. Mr. Coker joined NRP in March 2008 from Hanson Building Materials America, where he had been employed since 2002, and most recently served as Director, Corporate Development. Mr. Coker has 18 years of experience in the mining and materials industry, with the last thirteen years focused on corporate development activity. He also represents NRP as one of its appointees to the Partnership Committee for OCI Wyoming L.P. Mr. Coker also serves as the Regional Chair of the Membership Committee for the National Stone Sand and Gravel Association, and formerly served as Chairman of the NSSGA’s Young Leaders Council.

Kevin J. Craig is the Vice President of Business Development for GP Natural Resource Partners LLC. Mr. Craig joined NRP in 2005 from CSX Transportation, where he served as Terminal Manager for the West Virginia Coalfields. He has extensive marketing and finance experience with CSX since 1996. Mr. Craig also serves as a Delegate to the West Virginia House of Delegates having been elected in 2000 and re-elected in 2002, 2004, 2006, 2008, 2010, and 2012. Mr. Craig currently serves as Chairman of the Committee on Natural Resources. Prior to joining CSX, he served as a Captain in the United States Army.

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

Robert T. Blakely joined the Board of Directors of GP Natural Resource Partners LLC in January 2003. Mr. Blakely has extensive public company experience having served as Executive Vice President and Chief Financial Officer for several companies. From January 2006 until August 2007, he served as Executive Vice President and Chief Financial Officer of Fannie Mae, and from August 2007 to January 2008 as an Executive Vice President at Fannie Mae. From mid-2003 through January 2006, he was Executive Vice President and Chief Financial Officer of MCI, Inc. He previously served as Executive Vice President and Chief Financial Officer of Lyondell Chemical from 1999 through 2002, Executive Vice President and Chief Financial Officer of Tenneco, Inc. from 1981 until 1999 as well as a Managing Director at Morgan Stanley. He served until December 31, 2011 as a Trustee of the Financial Accounting Foundation and is a trustee emeritus of Cornell University. He has served on the Board of Westlake Chemical Corporation since August 2004. In 2009, Mr. Blakely joined the Boards of Directors of Ally Financial (formerly GMAC, Inc.), where he serves as Chairman of the Audit Committee, and Greenhill & Co.

David M. Carmichael joined the Board of Directors of GP Natural Resource Partners LLC in 2002. While Mr. Carmichael has been a private investor since June 1996, he has formerly served as Chairman and Chief Executive Officer at several public companies. Between 1994 and 1996, he served as Vice Chairman and Chairman of the Management Committee of KN Energy, Inc., a predecessor to Kinder Morgan, Inc. From 1985 until its merger with KN Energy, Inc. in 1994, Mr. Carmichael served as Chairman, Chief Executive Officer and President of American Oil and Gas Corporation. He formed CARCON Corporation in 1984, where he served as President and Chief Executive Officer until its merger into American Oil and Gas Corporation in 1986. From 1976 to 1984, Mr. Carmichael was Chairman and Chief Executive Officer of WellTech, Inc. He served in various senior management positions with Reading and Bates Corporation between 1965 and 1976. He served on the Board of Directors of ENSCO International from 2001 to 2010, Cabot Oil and Gas from 2006 to 2012, and Tom Brown, Inc. from 1997 until 2004. He also currently serves as a trustee of the Texas Heart Institute.

J. Matthew Fifield is a member of the Board of Directors of GP Natural Resource Partners LLC. Mr. Fifield brings coal mining and financial experience to NRP’s board of directors. Mr. Fifield joined NRP’s Board of Directors in January 2007. He currently serves as a Managing Director of AMCI Capital, a mining private equity fund, and AMCI Holdings, a sponsor of AMCI Capital. Previously, Mr. Fifield was a Managing Director at Foresight Management, LLC, a Cline Group affiliate. From 2005 to 2011, he also served as a Managing Director of both Adena Minerals, LLC and Cline Resource & Development Company, both Cline Group affiliates. Prior to joining the Cline Group, Mr. Fifield worked at Resource Capital Funds, a private equity firm focused on metals and mining, in 2004 and 2005. From 1997 to 2000, Mr. Fifield worked in various positions with UBS Warburg, focusing on metals and minerals.

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

Corporate Governance

Board Attendance and Executive Sessions

The Board of Directors met eleven times in 2012. During that period, every director attended all of the board meetings, with the exception of Mr. Blakely, who missed two meetings. Pursuant to our Corporate Governance Guidelines, the non-management directors meet in executive session on a quarterly basis. During 2012, our non-management directors met in executive session four times. The presiding director of these meetings was David Carmichael, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met one time in executive session in 2012. Mr. Carmichael was the presiding director at this meeting. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 601 Jefferson St., Suite 3600, Houston, Texas 77002.

Independence of Directors

The Board of Directors has affirmatively determined that Messrs. Blakely, Carmichael, Karn, Smith and Vecellio are independent based on all facts and circumstances considered by the board, including the standards set forth in Section 303A.02(a) of the NYSE’s listing standards. Although we had a majority of independent directors in 2012, because we are a limited partnership as defined in Section 303A of the NYSE’s listing standards, we are not required to do so. The Board has an Audit Committee, Compensation, Nominating and Governance Committee and Conflicts Committee, each of which is staffed solely by independent directors. Our Audit Committee is comprised of Robert B. Karn III, who serves as chairman, Robert T. Blakely, Stephen P.

Smith and David M. Carmichael. Mr. Karn, Mr. Smith and Mr. Blakely are “Audit Committee Financial Experts” as determined pursuant to Item 407 of Regulation S-K. Mr. Blakely currently serves on four audit committees. In accordance with the rules of the NYSE, our Board of Directors has made the determination that Mr. Blakely’s service on four audit committees does not impair his ability to serve effectively on our audit committee.

Report of the Audit Committee

Our Audit Committee is composed entirely of independent directors. The members of the Audit Committee meet the independence and experience requirements of the New York Stock Exchange. The Committee has adopted, and annually reviews, a charter outlining the practices it follows. The charter complies with all current regulatory requirements.

During the year 2012, at each of its meetings, the Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team at which candid discussions of financial management, accounting and internal control issues took place.

The Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2012 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee by PCAOB Auditing Standard AU Section 380, Communication With Audit Committees. The Committee received and discussed with the auditors their annual written report on their independence from the partnership and its management, which is made under Rule 3526, Communication With Audit Committees Concerning Independence, and considered with the auditors whether the provision of non-audit services provided by them to the partnership during 2012 was compatible with the auditors’ independence.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Committee reviews our quarterly and annual reporting on Form 10-Q and Form 10-K prior to filing with the Securities and Exchange Commission. In 2012, the Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of their equity securities. These people are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required for transactions occurring in 2012, we believe that our officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities complied with all filing requirements with respect to transactions in our equity securities during 2012.

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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2012, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

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

Mr. Robertson does not receive a salary or an annual bonus in his capacity as Chief Executive Officer. Rather, for the reasons discussed in greater detail below, Mr. Robertson is compensated exclusively through long-term phantom unit grants awarded by the CNG Committee and through sharing a percentage of the distributions received by the general partner. Mr. Robertson also directly or indirectly owns in excess of 20% of the outstanding common units of NRP, and thus his interests are directly aligned with our unitholders.

In December of each year, our CNG Committee reviews the performance of the executive officers and the amount of time expected to be spent by each NRP officer on NRP business, and determines the salaries for each officer for the upcoming year. All of our executive officers other than Mr. Robertson spend 95% or more of their time on NRP matters and NRP bears the allocated cost of their time. Mr. Robertson has historically spent approximately 50% of his time on NRP matters.

In February of each year, the CNG Committee approves the year-end bonuses and long-term incentive awards for the executive officers. The CNG Committee considers the performance of the partnership, the performance of the individuals and the outlook for the future in determining the amounts of the awards. Because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and have no plans to issue options or restricted units in the future. Instead, we have issued phantom units to our executive officers that are paid in cash based on the average closing price of our common units for the 20-day trading period prior to vesting. The phantom units typically vest four years from the date of grant. In connection with the phantom unit awards, the CNG Committee has also granted tandem DERs, which entitle the holders to receive distributions equal to the distributions paid on our common units. The DERs have a four-year vesting period. Through these awards, each executive officer’s interest is aligned with those of our unitholders in sustaining and increasing our quarterly cash distributions over the long-term, increasing the value of our common units, and maintaining a steady growth profile for NRP.

Role of Compensation Experts

The CNG Committee did not retain any consultants to evaluate compensation of officers or directors in 2012. The CNG Committee periodically has utilized consultants to get a basic sense of the market, but has considered the advice of the consultant as only one factor among the other items discussed in this compensation discussion and analysis. For a more detailed description of the CNG Committee and its responsibilities, please see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” in this Form 10-K.

Role of Our Executive Officers in the Compensation Process

Mr. Robertson and Mr. Carter provided recommendations to the CNG Committee in its evaluation of the 2012 compensation programs for our executive officers. Mr. Carter provided Mr. Robertson with recommendations relating to the executive officers, other than himself, that are based in Huntington. Mr. Robertson considered those recommendations and provided the CNG Committee with recommendations for all of the executive officers, including the Houston-based officers other than himself. Mr. Robertson and Mr. Carter relied on their personal experience in setting compensation over a number of years in determining the appropriate amounts for each employee, and considered each of the factors described elsewhere in this compensation discussion and analysis. Mr. Robertson and Mr. Carter attended the CNG Committee meetings at which the Committee deliberated and approved the compensation, but were excused from the meetings when the CNG Committee discussed their compensation. No other named executive officer assumed an active role in the evaluation or design of the 2012 executive officer compensation programs.

Evaluation of 2012 Performance; Components of Compensation

2012 Performance

In 2012, we spent approximately $240 million to acquire additional assets that will help secure the future growth of the partnership. Included in these acquisitions were additional steam coal reserves and transportation infrastructure in Illinois, metallurgical coal reserves in Virginia, oil and gas mineral rights in Oklahoma, an overriding royalty on oil and gas reserves in the liquids-rich portion of the Marcellus Shale play, and an overriding royalty on frac sand reserves in Wisconsin. These efforts are reflective of NRP management’s desire to continue to grow and diversify the partnership to ensure the stability of future revenues and distributions to our unitholders.

In terms of financial performance, in spite of significant headwinds in the coal industry, we recorded record revenues in 2012 of $379.1 million. In addition, our 2012 earnings of $2.00 per unit exceeded our 2011 earnings of $1.99 per unit, after accounting for non-cash impairment charges in both periods. Our distributable cash flow was down 12% compared to 2011, primarily due to increased reserves for principal payments on our senior notes. We also were able to build cash throughout the year to increase our liquidity both for future acquisitions and in anticipation of another difficult year for the coal business in 2013. However, notwithstanding our financial performance in 2012, higher than normal stockpile levels, low natural gas prices and increased costs resulting from more government regulations have caused a number of our operators to idle mines and reduce production heading into 2013. As a result, we did not increase the quarterly distribution to our unitholders in 2012, which is an important criterion for our CNG Committee when considering compensation.

Finally, in spite of our positive financial results in 2012, the combination of the fact that we did not increase the distribution and the uncertain outlook for the coal industry as a whole resulted in a decline in our common unit price. The CNG Committee considered the lack of a distribution increase, the declining unit price and the other factors listed above with respect to the company performance, as well as individual performance of each member of the executive management team, in determining the compensation levels disclosed herein. Based on its review, the CNG Committee determined to hold 2013 salaries constant as compared to 2012 and the 2012 LTIP awards constant as compared to 2011. The CNG Committee also elected to reduce the 2012 bonuses for the executive officers by 10% below 2011 levels.

Base Salaries

With the exception of Mr. Robertson, who, as described above, does not receive a salary for his services as Chief Executive Officer, our named executive officers are paid an annual base salary by Quintana and Western Pocahontas for services rendered to us by the executive officers during the fiscal year. We then reimburse Quintana and Western Pocahontas based on the time allocated by each executive officer to our business. The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. The CNG Committee reviews and approves the full salaries paid to each executive officer by Quintana and Western Pocahontas, based on both the actual time allocations to NRP in the prior year and the anticipated time allocations in the coming year. Adjustments in base salary are based on an evaluation of individual performance, our partnership’s overall performance during the fiscal year and the individual’s contribution to our overall performance. Based on its review, the CNG Committee approved no increase in the salaries of the executive officers for 2013, down from a 3.0% increase in 2012.

Annual Cash Incentive Awards

Each executive officer, other than Mr. Robertson, participated in two cash incentive programs in 2012. The first program is a discretionary cash bonus award approved in February 2013 by the CNG Committee based on the same criteria used to evaluate the annual base salaries. The bonuses awarded with respect to 2012 under this program are disclosed in the Summary Compensation Table under the Bonus column. As with the base salaries, there are no formulas or specific performance targets related to these awards. For the reasons stated above under “2012 Performance”, the CNG Committee reduced bonuses to the executive officers by an average of 10% as compared to 2011.

Under the second cash incentive program, our general partner has set aside 7.5% of the cash distributions it receives on an annual basis with respect to distributions on common units held by our general partner for awards to our executive officers, including Mr. Robertson. Although Mr. Robertson has the sole discretion to determine the amount of the 7.5% that is allocated to each executive officer, including himself, the cash awards that our officers receive under this plan are reviewed by the CNG Committee and taken into account when making determinations with respect to salaries, bonuses and long-term incentive awards. Because they are ultimately reimbursed by the general partner and not NRP, the incentive payments made with respect to this program do not have any impact on our financial statements or cash available for distribution to our unitholders. Since the cost of these awards is not borne by NRP, we have not disclosed the amounts of these awards in the Summary Compensation Table, but have included the amounts separately in a footnote to the table. The amounts received by the named executive officers, other than Mr. Robertson, were slightly higher in 2012 as a result of the higher per unit distribution relative to 2011. Mr. Robertson’s award was lower due to the fact that he allocated some of the dollars to other members of the management team in 2012 that had not previously shared in these awards. We believe that these awards align the interests of our executive officers directly with our unitholders.

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

Our CNG Committee has generally approved annual awards of phantom units that vest four years from the date of grant. The amounts included in the compensation table reflect the grant date fair value of the unit awards determined in accordance with FASB stock compensation authoritative guidance. We have structured the phantom unit awards so that our executive officers and directors directly benefit along with our unitholders when our unit price increases, and experience reductions in the value of their incentive awards when our unit price declines. Similarly, because the awards are forfeited by the executives upon termination of employment in most instances, the long-term vesting component of these awards encourages our senior executives and employees to remain with NRP over an extended period of time, thereby ensuring continuity in our management team. This strategy has proved effective as NRP’s senior management team has experienced no turnover since the initial public offering.

In connection with its review of incentive compensation in February 2013, the CNG Committee determined not to increase the annual phantom unit grants to each of the named executive officers.

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

Quintana and Western Pocahontas also maintain 401(k) and defined contribution retirement plans. Quintana matches 100% of the first 4.5% of the employee contributions under the 401(k) plan and Western Pocahontas matches the employee contributions at a level of 100% of the first 3% of the contribution and 50% of the next 3% of the contribution. In addition, each company contributes 1/12 of each employee’s base salary to the defined contribution retirement plan on an annual basis. As with the other contributions, any amounts contributed by Quintana and Western Pocahontas are reimbursed by us based on the time allocated by the employee to our business. The payments made to Messrs. Carter, Dunlap, Hogan and Wall under the defined contribution plan exceeded $10,000 in each of 2010, 2011 and 2012, but did not exceed $20,000 for any individual in any year. None of NRP, Quintana or Western Pocahontas maintains a pension plan or a defined benefit retirement plan. As noted in the Summary Compensation Table, in 2010, 2011 and 2012 we also reimbursed Quintana and Western Pocahontas for car allowances provided to Messrs. Carter, Dunlap and Wall.

Unit Ownership Requirements

We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of December 31, 2012, our named executive officers held 297,000 phantom units that have been granted as compensation. In addition, Mr. Robertson directly or indirectly owns in excess of 20% of the outstanding units of NRP.

Securities Trading Policy

Our insider trading policy states that executive officers and directors may not purchase or sell puts or calls to sell or buy our common units, engage in short sales with respect to our common units, or buy our securities on margin.

Tax Implications of Executive Compensation

Because we are a partnership, Section 162(m) of the Internal Revenue Code does not apply to compensation paid to our named executive officers and accordingly, the CNG Committee did not consider its impact in determining compensation levels in 2010, 2011 or 2012. The CNG Committee has taken into account the tax implications to the partnership in its decision to limit the long-term incentive compensation to phantom units as opposed to options or restricted units.

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

Report of the Compensation, Nominating and Governance Committee

The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the CNG Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2012.

David M. Carmichael, Chairman

Robert B. Karn III

Robert T. Blakely

Leo A. Vecellio, Jr.

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for compensation expense in 2010, 2011 and 2012 based on time allocated by each individual to Natural Resource Partners. In 2012, Messrs. Robertson, Dunlap, Carter, Hogan and Wall spent approximately 50%, 95%, 97%, 96% and 95%, respectively, of their time on NRP matters.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Phantom Unit Awards(1) ($)	All Other Compensation(2) ($)	Total ($)

Corbin J. Robertson, Jr. Chairman and CEO	2012 2011 2010	— — —	— — —	830,400 1,156,980 783,090	— — —	830,400 1,156,980 783,090
Dwight L. Dunlap CFO and Treasurer	2012 2011 2010	325,189 313,885 298,427	141,000 156,500 140,000	259,500 315,540 189,840	37,577 36,755 36,037	763,266 822,680 664,304
Nick Carter President and COO	2012 2011 2010	378,300 368,600 358,900	221,400 246,000 220,000	415,200 525,900 332,220	39,851 39,228 39,229	1,054,751 1,179,728 950,349
Wyatt L. Hogan Vice President, General Counsel and Secretary	2012 2011 2010	328,337 315,865 295,403	141,000 156,500 140,000	259,500 315,540 189,840	30,988 30,095 29,025	759,825 818,000 654,268
Kevin F. Wall Executive Vice President — Operations	2012 2011 2010	205,485 199,500 190,000	141,000 155,000 140,000	259,500 315,540 189,840	33,781 33,013 31,794	639,766 703,053 551,634

(1)	Amounts represent the grant date fair value of unit awards determined in accordance with FASB stock compensation authoritative guidance.

(2)	Includes portions of automobile allowance, 401(k) matching and retirement contributions allocated to Natural Resource Partners by Quintana Minerals Corporation and Western Pocahontas Properties Limited Partnership. The payments made to Messrs. Carter, Dunlap, Hogan and Wall under the defined contribution plan exceeded $10,000 in each of 2010, 2011 and 2012, but did not exceed $20,000 for any individual in any year. The table does not include any cash compensation paid by the general partner to each named executive officer. The general partner may distribute up to 7.5% of any cash it receives with respect to the common units that it received in connection with the elimination of the incentive distribution rights. We do not reimburse the general partner for any of these payments, and the payments are not an expense of NRP. The table below shows the amounts paid by the general partner that are not reimbursed by NRP.

Individual	Year	Compensation Received from General Partner and Not Reimbursed by NRP $
Corbin J. Robertson, Jr.	2012 2011 2010	456,000 530,000 380,000
Dwight L. Dunlap	2012 2011 2010	391,000 385,000 277,500
Nick Carter	2012 2011 2010	536,000 530,000 380,000
Wyatt L. Hogan	2012 2011 2010	391,000 385,000 277,500
Kevin F. Wall	2012 2011 2010	391,000 385,000 277,500

Grants of Plan-Based Awards in 2012

Named Executive Officer	Grant Date	All Other Unit Awards: Number of Phantom Units(1) (#)	Grant Date Fair Value of Unit Awards(2) ($)
Corbin J. Robertson, Jr.	2/14/2012	32,000	830,400
Dwight L. Dunlap	2/14/2012	10,000	259,500
Nick Carter	2/14/2012	16,000	415,200
Wyatt L. Hogan	2/14/2012	10,000	259,500
Kevin F. Wall	2/14/2012	10,000	259,500

(1)	The phantom units were granted in February 2012 and will vest in February 2016.

(2)	Amounts represent the estimated fair value on February 14, 2012.

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

Outstanding Awards at December 31, 2012

The table below shows the total number of outstanding phantom units held by each named executive officer at December 31, 2012. The phantom units shown below have been awarded over the last four years, with a portion of the phantom units vesting in February in each of 2013, 2014, 2015 and 2016.

Named Executive Officer	Number of Phantom Units That Have Not Vested (#)	Market Value of Phantom Units That Have Not Vested(1) ($)
Corbin J. Robertson, Jr.	133,000	3,202,090
Dwight L. Dunlap	35,000	832,490
Nick Carter	59,000	1,408,550
Wyatt L. Hogan	35,000	832,490
Kevin F. Wall	35,000	832,490

(1)	Based on a unit price of $18.54, the closing price for the common units on December 31, 2012. The value also includes the value of the accrued DERs as of December 31, 2012.

Phantom Units Vested in 2012

The table below shows the phantom units that vested with respect to each named executive officer in 2012, along with the value realized by each individual.

Named Executive Officer	Number of Phantom Units That Vested (#)	Value Realized on Vesting ($)
Corbin J. Robertson, Jr.	20,000	709,400
Dwight L. Dunlap	7,000	248,290
Nick Carter	10,000	354,700
Wyatt L. Hogan	7,000	248,290
Kevin F. Wall	7,000	248,290

Potential Payments upon Termination or Change in Control

None of our executive officers have entered into employment agreements with Natural Resource Partners or its affiliates. Consequently, there are no severance benefits payable to any executive officer upon the termination of their employment. The annual base salaries, bonuses and other compensation are all determined by the CNG Committee in consultation with Mr. Robertson, Mr. Carter and the full board of directors. Upon the occurrence of a change in control of NRP, our general partner or GP Natural Resource Partners LLC, the outstanding phantom unit awards held by each of our executive officers would immediately vest. The table below indicates the impact of a change in control on the outstanding equity-based awards at December 31, 2012, based on the 20-day average of the common units of $17.80 on December 31, 2012 and includes amounts for accrued DERs.

Named Executive Officer	Number of Phantom Units That Have Not Vested (#)	Potential Post-Employment Payments Required Upon Change in Control ($)	Potential Cash Payments Required Upon Change in Control ($)
Corbin J. Robertson, Jr.	133,000	—	3,103,005
Dwight L. Dunlap	35,000	—	806,415
Nick Carter	59,000	—	1,364,595
Wyatt L. Hogan	35,000	—	806,415
Kevin F. Wall	35,000	—	806,415

Director’s Compensation for the Year Ended December 31, 2012

The table below shows the directors’ compensation for the year ended December 31, 2012. As with our named executive officers, we do not grant any options or restricted units to our directors.

Name	Fees Earned or Paid in Cash ($)	Phantom Unit Awards(1)(2) ($)	Total ($)
Robert Blakely	85,000	104,910	189,910
David Carmichael	85,000	104,910	189,910
J. Matthew Fifield	60,000	104,910	164,910
Robert Karn III	85,000	104,910	189,910
S. Reed Morian	60,000	104,910	164,910
Stephen Smith	65,000	104,910	169,910
W. W. Scott, Jr.	60,000	104,910	164,910
Leo A. Vecellio, Jr.	65,000	104,910	169,910

(1)	Amounts represent the grant date fair value of unit awards determined in accordance with FASB stock compensation authoritative guidance.

(2)	As of December 31, 2012, each director held 14,130 phantom units that vest in annual increments of 3,375 units in 2013, 3,475 units in 2014, 3,580 units in 2015 and 3,700 units in 2015.

In 2012, the annual retainer for the directors was $60,000, and the directors did not receive any additional fees for attending meetings. Each chairman of a committee received an annual fee of $10,000 for serving as chairman, and each committee member received $5,000 for serving on a committee.

2013 Long-Term Incentive Awards

In February 2013, the CNG Committee awarded 32,000 phantom units to Mr. Robertson, 16,000 phantom units to Mr. Carter, and 10,000 phantom units to each of Messrs. Dunlap, Hogan and Wall. The phantom units included tandem DERs, pursuant to which the phantom units will accrue the quarterly distributions paid by NRP on its common units. NRP will pay the amounts accrued under the DERs upon the vesting of the phantom units in February 2017. The CNG Committee also approved an award of 3,700 phantom units, including tandem DERs, to each of the members of the Board of Directors. These phantom units will vest in February 2017.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2012, Messrs. Carmichael, Karn, Blakely and Vecellio served on the CNG Committee. None of Messrs. Carmichael, Karn, Blakely or Vecellio has ever been an officer or employee of NRP or GP Natural Resource Partners LLC. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or CNG Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2013, the amount and percentage of our common units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of the directors and executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

Name of Beneficial Owner	Common Units	Percentage of Common Units(1)
Corbin J. Robertson, Jr.(2)	24,061,425	21.9%
Western Pocahontas Properties(3)	17,279,860	15.7%
Christopher Cline(4)	5,659,324	5.2%
Western Bridgeport, Inc.(5)	5,627,120	5.1%
Nick Carter(6)	22,210	*
Dwight L. Dunlap	20,836	*
Kevin F. Wall(7)	4,000	*
Wyatt L. Hogan(8)	2,500	*
Dennis F. Coker	400	*
Kevin J. Craig	10,000	*
Kenneth Hudson	4,000	*
Kathy H. Roberts	13,000	*
Robert T. Blakely	—	—
David M. Carmichael	10,000	*
J. Matthew Fifield	112,565	*
Robert B. Karn III (9)	5,634	*
S. Reed Morian(10)	6,141,588	5.6%
W. W. Scott, Jr. (11)	417,422	*
Stephen P. Smith	3,552	*
Leo A. Vecellio, Jr.	20,000	*
Directors and Officers as a Group	30,849,132	28.1%

*	Less than one percent.

(1)	Percentages based upon 109,812,408 common units issued and outstanding. Unless otherwise noted, beneficial ownership is less than 1%.

(2)	Mr. Robertson may be deemed to beneficially own the 17,279,860 common units owned by Western Pocahontas Properties Limited Partnership, 5,627,120 common units held by Western Bridgeport, Inc., 110,206 common units held by Western Pocahontas Corporation and 56 common units held by QMP Inc. Also included are 31,540 common units held by Barbara Robertson, Mr. Robertson’s spouse. Mr. Robertson’s address is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(3)	These common units may be deemed to be beneficially owned by Mr. Robertson. The address of Western Pocahontas Properties Limited Partnership is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(4)	Of these common units, 4,902,410 are held in margin accounts. Mr. Cline may be deemed to beneficially own 756,914 common units owned by Cutlass Collieries LLC. Mr. Cline’s address is 3801 PGA Boulevard, Suite 903, Palm Beach Gardens, Florida 33410.

(5)	These common units may be deemed to be beneficially owned by Mr. Robertson. The address of Western Bridgeport is 601 Jefferson Street, Suite 3600, Houston, Texas 77002.

(6)	Includes 210 common units held by Mr. Carter’s spouse.

(7)	Includes 500 common units held by Mr. Wall’s daughter. Mr. Wall disclaims beneficial ownership of these securities.

(8)	Of these common units, 500 common units are owned by the Anna Margaret Hogan 2002 Trust, 500 common units are owned by the Alice Elizabeth Hogan 2002 Trust, and 500 common units are held by the Ellen Catlett Hogan 2005 Trust. Mr. Hogan is a trustee of each of these trusts.

(9)	Includes 317common units held by the Payton Grace Portnoy Irrevocable Trust and 317 common units held by the Blake Kristopher Portnoy Irrevocable Trust. Mr. Karn is the trustee of each of these trusts for his grandchildren, but disclaims beneficial ownership of these securities.

(10)	Mr. Morian may be deemed to beneficially own 3,448,624 common units owned by Shadder Investments and 600,972 common units held by Mocol Properties.

(11)	Mr. Scott may be deemed to beneficially own 133,907 common units held by Scott Riverbend Farms and 8,000 common units held by his spouse, Kate Scott.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Investor Rights Agreement

NRP and certain affiliates and Adena executed an Investor Rights Agreement pursuant to which Adena was granted certain management rights. Specifically, Adena has the right to name two directors (one of which must be independent) to the board of directors of our managing general partner so long as Adena beneficially owns either 5% of our limited partnership interest or 5% of our general partner’s limited partnership interest and so long as certain rights under our managing general partner’s LLC Agreement have not been exercised by Adena or Mr. Robertson. Adena nominated J. Matthew Fifield and Leo A. Vecellio to serve as the two directors. Mr. Vecellio serves on our CNG Committee. Adena will also have the right, pursuant to the terms of the Investor Rights Agreement, to withhold its consent to the sale or other disposition of any entity or assets contributed by the Cline entities to NRP, and any such sale or disposition will be void without Adena’s consent.

Quintana Capital Group GP, Ltd.

Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd., which controls several private equity funds focused on investments in the energy business. NRP’s Board of Directors has adopted a formal conflicts policy that establishes the opportunities that will be pursued by NRP and those that will be pursued by Quintana Capital. The basic tenets of the policy are set forth below.

NRP’s business strategy has historically focused on:

•

The ownership of natural resource properties in North America, including, but not limited to coal, aggregates and industrial minerals, and oil and gas. NRP leases these properties to mining or operating companies that mine or produce the resources and pay NRP a royalty.

•	The ownership and operation of transportation, storage and related logistics activities related to extracted hard minerals.

The businesses and investments described in this paragraph are referred to as the “NRP Businesses.”

NRP has recently expanded its acquisition strategy to include:

•	The ownership of non-operating working interests in oil and gas leases.

•	The ownership of non-controlling equity interests in companies involved in natural resource development and extraction.

The businesses and investments described in this paragraph are referred to as the “Shared Businesses.”

NRP’s business strategy does not, and is not expected to, include:

•	The acquisition of operating interests in oil and gas exploration or development, or the ownership of equity interests in companies involved in the mining or extraction of coal.

•	Investments that do not generate “qualifying income” for a publicly traded partnership under U.S. tax regulations.

•	Investments outside of North America.

•

Midstream or refining businesses that do not involve hard extracted minerals, including the gathering, processing, fractionation, refining, storage or transportation of oil, natural gas or natural gas liquids.

The businesses and investments described in this paragraph are referred to as the “Non-NRP Businesses”.

It is acknowledged that neither Quintana Capital nor Mr. Robertson will have any obligation to offer investments relating to Non-NRP Businesses to NRP, and that NRP will not have any obligation to refrain from pursuing a Non-NRP Business if there is a change in its business strategy.

For so long as Corbin Robertson, Jr. remains both an affiliate of Quintana Capital and an executive officer or director of NRP or an affiliate of its general partner, before making an investment in an NRP Business, Quintana Capital has agreed to adhere to the following procedures:

•

Quintana Capital will first offer such opportunity in its entirety to NRP. NRP may elect to pursue such investment wholly for its own account, to pursue the opportunity jointly with Quintana Capital or not to pursue such opportunity.

•	If NRP elects not to pursue an NRP Business investment opportunity, Quintana Capital may pursue the investment for its own account on similar terms.

•	NRP will undertake to advise Quintana Capital of its decision regarding a potential investment opportunity within 10 business days of the identification of such opportunity to the Conflicts Committee.

If the opportunity relates to the acquisition of a Shared Business, NRP and Quintana Capital will adhere to the following procedures:

•	If the opportunity is generated by individuals other than Mr. Robertson, the opportunity will belong to the entity for which those individuals are working.

•

If the opportunity is generated by Mr. Robertson and both NRP and Quintana Capital are interested in pursuing the opportunity, it is expected that the Conflicts Committee will work together with the relevant Limited Partner Advisory Committees for Quintana Capital to reach an equitable resolution of the conflict, which may involve investments by both parties.

In all cases above in which Mr. Robertson has a conflict of interest, investment decisions will be made on behalf of NRP by the Conflicts Committee and on behalf of Quintana Capital Group by the relevant Investment Committee, with Mr. Robertson abstaining.

A fund controlled by Quintana Capital owns a significant membership interest in Taggart Global, including the right to nominate two members of Taggart’s 5-person board of directors. NRP currently has a memorandum of understanding with Taggart Global pursuant to which the two companies have agreed to jointly pursue the development of coal handling and preparation plants. NRP will own and lease the plants to Taggart Global, who will design, build and operate the plants. The lease payments are based on the sales price for the coal that is processed through the facilities. NRP and Taggart Global have jointly financed and developed four such plants in West Virginia.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company with operations in Tennessee. Kopper-Glo is an NRP lessee that paid NRP $3.5 million and $1.6 million in coal royalties in 2012 and 2011, respectively.

Office Building in Huntington, West Virginia

We lease an office building in Huntington, West Virginia from Western Pocahontas Properties Limited Partnership. The terms of the lease, including $0.6 million per year in lease payments, were approved by our conflicts committee.

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

In resolving a conflict, our general partner, including its conflicts committee, may, unless the resolution is specifically provided for in the partnership agreement, consider:

•	the relative interests of any party to such conflict and the benefits and burdens relating to such interest;

•	any customary or accepted industry practices or historical dealings with a particular person or entity;

•	generally accepted accounting practices or principles; and

•	such additional factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Conflicts of interest could arise in the situations described below, among others.

Actions taken by our general partner may affect the amount of cash available for distribution to unitholders.

The amount of cash that is available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:

•	amount and timing of asset purchases and sales;

•	cash expenditures;

•	borrowings;

•	the issuance of additional common units; and

•	the creation, reduction or increase of reserves in any quarter.

In addition, borrowings by us and our affiliates do not constitute a breach of any duty owed by our general partner to the unitholders, including borrowings that have the purpose or effect of enabling our general partner to receive distributions on the incentive distribution rights.

For example, in the event we have not generated sufficient cash from our operations to pay the quarterly distribution on our common units, our partnership agreement permits us to borrow funds which may enable us to make this distribution on all outstanding common units.

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

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board of Directors and as provided in the Omnibus Agreement, the Restricted Business Contribution Agreement, and our partnership agreement. For the year ended December 31, 2012, there were no transactions where such guidelines were not followed.

Item 14.	Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax work for fiscal 2012 and 2011. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst &Young LLP:

	2012	2011
Audit Fees (1)	$495,169	$507,120
Audit-Related Fees	—	—
Tax Fees (2)	580,529	522,972
All Other Fees (3)	1,900	1,995

(1)	Audit fees include fees associated with the annual audit of our consolidated financial statements, audit of a subsidiary and reviews of our quarterly financial statement for inclusion in our Form 10-Q and comfort letters; consents; assistance with and review of documents filed with the SEC

(2)	Tax fees include fees principally incurred for assistance with tax planning, compliance, tax return preparation and filing of Schedules K-1.

(3)	All other fees include the subscription to EY Online research tool.

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

III. Audit Services

The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits and other procedures required to be performed by the independent auditor to be able to form an opinion on the Partnership’s consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit services also include the attestation engagement for the independent auditor’s report on management’s report on internal controls for financial reporting. The Audit Committee monitors the audit services engagement as necessary, but not less than on a quarterly basis, and approves, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, partnership structure or other items.

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

97

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Please See Item 8, “Financial Statements and Supplementary Data”

(a)(3) Exhibits

Exhibit Number		Description

2.1	—	Purchase Agreement, dated as of January 23, 2013, by and among Anadarko Holding Company, Big Island Trona Company, NRP Trona LLC and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 25, 2013).

3.1	—	Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 21, 2010).

3.2	—	Fifth Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of December 16, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 16, 2011).

3.3	—	Fourth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of January 4, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 4, 2007).

3.4	—	Amended and Restated Limited Liability Company Agreement of NRP (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).

4.1	—	Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 23, 2003).

4.2	—	First Amendment, dated as of July 19, 2005, to Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 20, 2005).

4.3	—	Second Amendment, dated as of March 28, 2007, to Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 29, 2007).

4.4	—	First Supplement to Note Purchase Agreement, dated as of July 19, 2005 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 20, 2005).

4.5	—	Second Supplement to Note Purchase Agreement, dated as of March 28, 2007 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2007).

4.6	—	Third Supplement to Note Purchase Agreement, dated as of March 25, 2009 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2009).

4.7	—	Fourth Supplement to Note Purchase Agreement, dated as of April 20, 2011 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2011).

Exhibit Number		Description

4.8	—	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).

4.9	—	Form of Series A Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).

4.10	—	Form of Series B Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).

4.11	—	Form of Series C Note (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).

4.12	—	Form of Series D Note (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed February 28, 2007).

4.13	—	Form of Series E Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 29, 2007).

4.14	—	Form of Series F Note (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 7, 2009).

4.15	—	Form of Series G Note (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 7, 2009).

4.16	—	Form of Series H Note (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2011).

4.17	—	Form of Series I Note (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2011).

4.18	—	Form of Series J Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 15, 2011).

4.19	—	Form of Series K Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 3, 2011).

4.20		Registration Rights Agreement, dated as of January 23, 2013, by and among Natural Resource Partners L.P. and the Investors named therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 25, 2013).

4.21		Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated March 6, 2012 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on May 4, 2012).

10.1	—	Second Amended and Restated Credit Agreement, dated as of August 10, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 11, 2011).

10.2	—	First Amendment to the Second Amended and Restated Credit Agreement, dated as of January 23, 2013 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 25, 2013).

10.3	—	Contribution Agreement, dated as of September 20, 2010, by and among Natural Resource Partners L.P., NRP (GP) LP, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and NRP Investment L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2010).

10.4**	—	Natural Resource Partners Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2008).

Exhibit Number		Description

10.5**	—	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2007, File No. 007-31465).

10.6**	—	Natural Resource Partners Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2002, File No. 001-31465).

10.7	—	First Amended and Restated Omnibus Agreement, dated as of April 22, 2009, by and among Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 7, 2009).

10.8	—	Restricted Business Contribution Agreement, dated January 4, 2007, by and among Christopher Cline, Foresight Reserves LP, Adena Minerals, LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2007).

10.9	—	Investor Rights Agreement, dated January 4, 2007, by and among NRP (GP) LP, GP Natural Resource Partners LLC, Robertson Coal Management and Adena Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 4, 2007).

10.10	—	Purchase and Sale Agreement, dated September 10, 2009, by and among WPP LLC and Colt, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 11, 2009).

10.11	—	Amendment No. 1 to Purchase and Sale Agreement, dated as of July 29, 2010, by and between WPP LLC and Colt, LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 6, 2010).

10.12	—	Amendment No. 2 to Purchase and Sale Agreement, dated as of October 4, 2010, by and between WPP LLC and Colt, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2010).

10.13	—	Waiver Agreement, dated November 12, 2009, by and among Natural Resource Partners L.P., Great Northern Properties Limited Partnership, Western Pocahontas Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 13, 2009).

10.14	—	Common Unit Purchase Agreement, dated January 23, 2013, by and among Natural Resource Partners, L.P. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 25, 2013).

10.15	—	Term Loan Agreement, dated as of January 23, 2013, by and among Natural Resource Partners, L.P., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., Wells Fargo Securities, LLC and Compass Bank, as joint lead arrangers and joint bookrunners and Wells Fargo Bank, National Association and Compass Bank, as co-syndication agents (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 25, 2013).

21.1*	—	List of subsidiaries of Natural Resource Partners L.P.

23.1*	—	Consent of Ernst & Young LLP.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

Exhibit Number		Description

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

99.1	—	Description of certain provisions of the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 21, 2010).

101*	—	The following financial information from the annual report on Form 10-K of Natural Resource Partners L.P. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Submitted herewith

**	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.

By: NRP (GP) LP, its general partner

By: GP NATURAL RESOURCE

       PARTNERS LLC, its general partner

Date: February 28, 2013

By:	/s/ CORBIN J. ROBERTSON, JR.,
Corbin J. Robertson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2013

By:	/s/ DWIGHT L. DUNLAP
Dwight L. Dunlap, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 28, 2013

By:	/s/ KENNETH HUDSON
Kenneth Hudson Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2013

/s/ ROBERT T. BLAKELY
Robert T. Blakely Director

Date: February 28, 2013

/s/ DAVID M. CARMICHAEL
David M. Carmichael Director

Date: February 28, 2013

/s/ J. MATTHEW FIFIELD
J. Matthew Fifield Director

Date: February 28, 2013

/s/ ROBERT B. KARN III
Robert B. Karn III Director

Date: February 28, 2013

/s/ S. REED MORIAN
S. Reed Morian Director

Date: February 28, 2013

/s/ W.W. SCOTT, JR.
W.W. Scott, Jr. Director

Date: February 28, 2013

/s/ STEPHEN P. SMITH
Stephen P. Smith Director

Date: February 28, 2013

/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr. Director