Form 10-Q
period 2013-03-31
NATURAL RESOURCE PARTNERS LP
filed 2013-05-07
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 7, 2013 there were 109,812,408 Common Units outstanding.

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding capital expenditures and acquisitions expected commencement dates of mining, projected quantities of future production by the lessees mining our reserves and projected demand for or supply of coal, aggregates and oil and gas that will affect sales levels, prices and royalties and other revenues realized by us.

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

You should not put undue reliance on any forward-looking statements. Please read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,153	$149,424
Accounts receivable, net of allowance for doubtful accounts	34,591	35,116
Accounts receivable – affiliates	12,978	10,613
Other	802	1,042

Total current assets	124,524	196,195
Land	24,340	24,340
Plant and equipment, net	30,834	32,401
Mineral rights, net	1,375,972	1,380,428
Intangible assets, net	69,808	70,811
Equity and other unconsolidated investments	298,620	—
Loan financing costs, net	5,648	4,291
Long-term contracts receivable - affiliate	55,021	55,576
Other assets, net	604	630

Total assets	$1,985,371	$1,764,672

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$3,345	$3,693
Accounts payable – affiliates	432	957
Current portion of long-term debt	58,858	87,230
Accrued incentive plan expenses – current portion	6,237	7,718
Property, franchise and other taxes payable	5,552	7,952
Accrued interest	8,340	10,265

Total current liabilities	82,764	117,815
Deferred revenue	127,894	123,506
Accrued incentive plan expenses	7,091	8,865
Long-term debt	1,088,789	897,039
Partners’ capital:
Common units outstanding (109,812,408 and 106,027,836)	666,523	605,019
General partner’s interest	11,283	10,026
Non-controlling interest	1,416	2,845
Accumulated other comprehensive loss	(389)	(443)

Total partners’ capital	678,833	617,447

Total liabilities and partners’ capital	$1,985,371	$1,764,672

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues:
Coal royalties	$54,442	$59,916
Equity and other unconsolidated investment income, net	7,048	—
Aggregate royalties	1,552	1,716
Processing fees	1,180	2,126
Transportation fees	4,925	4,108
Oil and gas royalties	1,763	1,388
Property taxes	3,947	4,488
Minimums recognized as revenue	4,591	11,714
Override royalties	4,905	5,142
Other	9,979	1,274

Total revenues	94,332	91,872
Operating expenses:
Depreciation, depletion and amortization	14,762	12,409
Asset impairments	291	—
General and administrative	11,586	8,950
Property, franchise and other taxes	4,351	5,016
Transportation costs	459	473
Coal royalty and override payments	355	200

Total operating expenses	31,804	27,048

Income from operations	62,528	64,824
Other income (expense)
Interest expense	(14,663)	(13,560)
Interest income	41	45

Income before non-controlling interest	47,906	51,309
Non-controlling interest	—	—

Net income	$47,906	$51,309

Net income attributable to:
General partner	$958	$1,026

Limited partners	$46,948	$50,283

Basic and diluted net income per limited partner unit	$0.43	$0.47

Weighted average number of units outstanding	108,887	106,028

Comprehensive income	$47,960	$51,319

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$47,906	$51,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,762	12,409
Gain on reserve swap	(8,149)	—
Equity and other unconsolidated investment income, net	(7,048)	—
Distributions from unconsolidated investments	237	—
Non-cash interest charge, net	276	149
Gain on sale of assets	(150)	—
Asset impairment	291	—
Change in operating assets and liabilities:
Accounts receivable	(531)	(1,237)
Other assets	266	200
Accounts payable and accrued liabilities	(873)	1,083
Accrued interest	(1,925)	(2,895)
Deferred revenue	4,506	(2,449)
Accrued incentive plan expenses	(3,255)	(6,592)
Property, franchise and other taxes payable	(2,400)	(2,492)

Net cash provided by operating activities	43,913	49,485

Cash flows from investing activities:
Acquisition of land and mineral rights	—	(67,726)
Acquisition of equity interests	(292,939)	—
Proceeds from sale of assets	154	—
Return on direct financing lease and contractual override	418	—
Investment in direct financing lease	—	(59,009)

Net cash used in investing activities	(292,367)	(126,735)

Cash flows from financing activities:
Proceeds from loans	200,000	47,000
Repayment of loans	(36,622)	(15,191)
Deferred financing costs	(1,621)	—
Proceeds from issuance of units	75,000	—
Capital contribution by general partner	1,531	—
Costs associated with equity transactions	(47)	—
Distributions to partners	(63,058)	(62,077)

Net cash provided by (used in) financing activities	175,183	(30,268)

Net (decrease) in cash and cash equivalents	(73,271)	(107,518)
Cash and cash equivalents at beginning of period	149,424	214,922

Cash and cash equivalents at end of period	$76,153	$107,404

Supplemental cash flow information:
Cash paid during the period for interest	$16,301	$16,292

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

	Common Units		General Partner	Non- Controlling Interest	Accumulated Other Comprehensive
	Units	Amounts	Amounts	Amounts	Income (Loss)	Total
Balance at December 31, 2012	106,027,836	$605,019	$10,026	$2,845	$(443)	$617,447
Issuance of common units	3,784,572	75,000	—	—	—	75,000
Capital contribution	—	—	1,531	—	—	1,531
Cost associated with equity transactions	—	(47)	—	—	—	(47)
Distributions	—	(60,397)	(1,232)	(1,429)	—	(63,058)
Net income	—	46,948	958	—	—	47,906
Interest rate swap from unconsolidated investments	—	—	—	—	42	42
Loss on interest hedge	—	—	—	—	12	12

Comprehensive income	—	—	—	—	54	47,960

Balance at March 31, 2013	109,812,408	$666,523	$11,283	$1,416	$(389)	$678,833

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for future periods.

You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2012 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.

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

In addition, the Partnership owns transportation and preparation equipment, other mineral related rights and oil and gas properties on which it earns revenue. In January 2013, the Partnership purchased non-controlling equity interests in OCI Wyoming, L.P. and OCI Wyoming Co., which operate a trona ore mining operation and a soda ash refinery in the Green River Basin, Wyoming. Please read “Note 4. Equity and Other Investments” for more information concerning this acquisition.

The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.

2. Significant Accounting Policies Update

Reclassification

Certain reclassifications have been made to the prior year’s financial statements. Amounts relating to the Sugar Camp acquisition have been reclassified as “Investment in direct financing lease” in the Cash flows from investing activities section on the Consolidated Statements of Cash Flows based upon more information received by the Partnership. These amounts were previously presented as “Acquisition of plant and equipment” in the Cash flows from investing activities section on the first quarter 2012 Statement of Cash Flows.

Equity Investments

The Partnership accounts for non-marketable investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if the Partnership has an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investment and the proportionate share of earnings or losses and distributions. Under the equity method of accounting, an investee company’s accounts are not reflected within the Partnership’s Consolidated Balance Sheets and Statements of Comprehensive Income; however, the Partnership’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity and other unconsolidated investment income, net’’ in the Consolidated Statements of Comprehensive Income. The Partnership’s carrying value in an equity method investee company is reflected in the caption ‘‘Equity and other unconsolidated investment income, net” in the Partnership’s Consolidated Balance Sheets.

The Partnership accounts for its non-marketable equity investments using the cost method of accounting if its ownership interest does not provide the ability to exercise significant influence over the investee or if the investment is not determined to be in- substance common stock. The inability to exert significant influence is generally presumed if the investment is less than 20% of the investee’s voting securities.

The Partnership evaluates its equity investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced other than temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment loss. No impairment losses have been recognized as of March 31, 2013.

Recent Accounting Pronouncements

In February 2013 the FASB amended the comprehensive income reporting requirements to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The amendment requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption did not have a material impact on the financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

3. Significant Acquisition

OCI. On January 23, 2013, the Partnership acquired non-controlling equity interests in OCI Wyoming Co. (OCI Co) and OCI Wyoming, L.P. (OCI LP) for $292.5 million. Please read “Note 4. Equity and Other Investments” for more information concerning this acquisition.

4. Equity and Other Investments

The recently acquired non-controlling equity interests in OCI Co and OCI LP are comprised of a 48.51% general partner interest in OCI LP and 20% of the common stock and 100% of the preferred stock in OCI Co. OCI Co owns a 1% limited partnership interest in OCI LP and has the right to receive a $14.5 million annual priority distribution before distributions are paid to other interests. The 80% common interest in OCI Co is owned by OCI Chemical Corporation and the 50.49% interest in OCI LP is owned by OCI Wyoming Holding Co., a subsidiary of OCI Chemical Corporation. The preferred stock is subject to certain liquidation preferences in the event of any liquidation, dissolution or winding up of OCI Co at $2,776 per share plus any accrued and unpaid preferred dividends. The liquidation value was $64.4 million at March 31, 2013.

OCI LP’s operations consist of the mining of trona ore, which, when refined, becomes soda ash. All soda ash is sold through an affiliated sales agent to various domestic and European customers and to American Natural Soda Ash Corporation for export primarily to Asia and Latin America. All mining and refining activities take place in one facility located in the Green River Basin, Wyoming. OCI Co’s only significant asset is its ownership interest in OCI LP.

The three investments were acquired from Anadarko Holding Company and its subsidiary, Big Island Trona Company for $292.5 million. The acquisition was funded through a $200 million term loan, the issuance of $76.5 million in equity (including a general partner contribution of $1.5 million), and $16 million in cash. The acquisition agreement provides for a net present value of up to $50 million in cumulative additional contingent consideration payable by the Partnership should certain performance criteria be met as defined in the purchase and sale agreement in any of the years 2013, 2014 or 2015.

The Partnership has engaged a valuation specialist to assist in allocating the purchase price to the equity interests acquired as well as to assist in identifying and valuing the assets and liabilities of OCI LP at the date of acquisition, including the land, mine, plant and equipment as well as identifiable intangible assets, if any. Included in preliminary fair value adjustments, based on certain initial estimates, is an increase in the Partnership’s proportionate fair value of property, plant and equipment of $39.8 million. Under the equity method of accounting, this amount is not reflected individually in the accompanying consolidated financial statements but is used to determine periodic charges to amounts reflected as income earned from the equity investments. For the quarter ended March 31, 2013, amortization of purchase adjustments of $0.5 million was recorded by the Partnership. Until the valuations are complete, the remainder of the excess of the purchase price over the estimated fair value of the equity interests acquired has been attributed to the value of the Partnership’s investment in preferred stock of OCI Co and goodwill; neither of which are subject to amortization. The allocation of the purchase price to the acquired equity interests and the underlying assets and liabilities is preliminary and subject to adjustment, which may be material.

The following summarized combined financial information for OCI LP and OCI Co as of March 31, 2013 and the results of their operations for the three-month period then ended were taken from the OCI-prepared unaudited financial statements.

Three Months Ended March 31, 2013
(In thousands) (Unaudited)
Net sales	$78,060
Gross profit	$20,944
Net income	$18,349
Income allocation to NRP’s equity interests	$7,596

March 31, 2013
(In thousands) (Unaudited)
Current assets	$187,875
Property, plant and equipment	194,951
Other assets	44

Total assets	$382,870

Current liabilities	$35,963
Long term debt	47,000
Other liabilities	3,606
Capital	296,300

Total liabilities and capital	$382,870

Net book value of NRP’s equity interests	$157,447

Excess of NRP’s investment over net book value of NRP’s equity interests	$141,173

5. Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Plant and equipment at cost	$55,271	$55,271
Less accumulated depreciation	(24,437)	(22,870)

Net book value	$30,834	$32,401

	Three months ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Total depreciation expense on plant and equipment	$1,567	$1,898

6. Mineral Rights

The Partnership’s mineral rights consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Mineral rights	$1,823,160	$1,815,424
Less accumulated depletion and amortization	(447,188)	(434,996)

Net book value	$1,375,972	$1,380,428

	Three months ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Total depletion and amortization expense on mineral rights	$12,192	$9,390

7. Intangible Assets

Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Contract intangibles	$89,420	$89,420
Less accumulated amortization	(19,612)	(18,609)

Net book value	$69,808	$70,811

	Three months ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Total amortization expense on intangible assets	$1,003	$955

The estimates of future amortization expense relating to intangible assets for the periods indicated below are based on current mining plans, which are subject to revision in future periods.

Estimated Amortization Expense
(In thousands) (Unaudited)
Remainder of 2013	$2,813
For year ended December 31, 2014	3,690
For year ended December 31, 2015	3,830
For year ended December 31, 2016	3,830
For year ended December 31, 2017	3,830

8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
$300 million floating rate revolving credit facility, due August 2016	$148,000	$148,000
$200 million floating rate term loan, due January 2016	200,000	—
5.55% senior notes, with semi-annual interest payments in June and December, maturing June 2013	35,000	35,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	27,700	27,700
8.38% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2019	128,571	150,000
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	61,538	61,538
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,538	1,731
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	30,300	30,300
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	75,000
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	165,000	180,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	50,000	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	175,000
5.18% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	50,000	50,000

Total debt	1,147,647	984,269
Less – current portion of long term debt	(58,858)	(87,230)

Long-term debt	$1,088,789	$897,039

The Partnership made principal payments of $36.4 million on its senior notes during the three months ended March 31, 2013. The remaining principal payments are due as set forth below:

	Senior Notes	Credit Facility	Term Loan	Total
	(In thousands)
Remainder of 2013	$50,608	$—	$—	$50,608
2014	80,983	—	10,000	90,983
2015	80,983	—	20,000	100,983
2016	80,983	148,000	170,000	398,983
2017	80,983	—	—	80,983
Thereafter	425,107	—	—	425,107

	$799,647	$148,000	$200,000	$1,147,647

Of the $50.6 million in principal payments due on the senior notes for the remainder of 2013, the Partnership intends to refinance $42.9 million of these payments with long-term debt under its revolving credit facility in the second quarter of 2013. At March 31, 2013, the Partnership classified $42.9 million of short-term debt as long-term debt, based on its ability and intent to refinance the obligation on a long-term basis under the revolving credit facility.

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

The weighted average interest rates for the debt outstanding under the Partnership’s revolving credit facility for the three months ended March 31, 2013 and year ended December 31, 2012 were 2.00% and 2.09%, respectively. The Partnership incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. The facility includes an accordion feature whereby the Partnership may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms.

During the first quarter, the Partnership also issued $200 million in term debt which is priced at LIBOR + 2% and adjusts periodically with changes in LIBOR. The rate was 2.3% at closing and interest is payable initially in April 2013 with principal payments beginning January 23, 2014 of $10.0 million, $20.0 million on January 23, 2015 with the balance due on January 23, 2016. The debt is unsecured but guaranteed by the operating subsidiaries of the Partnership.

The revolving credit facility and the term loan contain covenants requiring the Partnership to maintain:

•	a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the credit agreement) not to exceed 4.0 to 1.0 and,

•

a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease operating expense) of not less than 3.5 to 1.0 for the four most recent quarters.

The Partnership was in compliance with all terms under its long-term debt as of March 31, 2013.

9. Fair Value

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature except for the accounts receivable – affiliates relating to the Sugar Camp override and Taggart preparation plant sale that includes both current and long-term portions. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value and carrying value of the contractual override, Taggart note receivable and long-term senior notes are as follows:

	Fair Value As Of		Carrying Value As Of
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)		(Unaudited)
Assets
Sugar Camp override, current and long-term	$8,707	$8,817	$7,645	$7,495
Taggart plant sale, current and long-term	$1,571	$1,668	$1,572	$1,667

Liabilities
Long-term debt, current and long-term	$840,437	$876,574	$799,647	$836,269

The fair value of the Sugar Camp override, Taggart plant sale and long-term debt is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facility and term loan are both variable rate debt, their fair values approximate their carrying amounts.

10. Related Party Transactions

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. All direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. The Partnership had an amount payable to Quintana Minerals Corporation of $0.4 million at March 31, 2013 for services provided by Quintana to the Partnership. The Partnership also had an amount payable to Western Pocahontas Properties of $0.1 million for services provided to the Partnership.

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Reimbursement for services	$2,820	$2,523

The Partnership also leases an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.6 million in lease payments each year through December 31, 2018.

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. At March 31, 2013, Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owned a 31% interest in the Partnership’s general partner, as well as 5,659,324 common units. Revenues from the Cline affiliates are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Coal royalty revenues	$12,218	$8,623
Processing fees	323	502
Transportation fees	4,926	4,108
Minimums recognized as revenue	3,477	9,556
Override revenue	1,037	926
Other revenue	8,148	—

	$30,129	$23,715

At March 31, 2013, the Partnership had amounts due from Cline affiliates totaling $64.2 million, of which $57.1 million was attributable to agreements relating to the Sugar Camp acquisition in 2012. The Partnership has received $58.7 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $5.8 million was received in the current year.

During 2013, the Partnership recognized an $8.1 million gain on a reserve swap in Illinois with Williamson Energy. This gain is reflected in the table above in the “Other revenue” line. The fair value of the reserves was estimated using Level 3 cash flow approach. The expected cash flows were developed using estimated annual sales tons, forecasted sales prices and anticipated market royalty rates. The tons received will be fully mined during 2013, while the tons exchanged are not included in the current mine plans. The gain is included in “Other” on the Consolidated Statements of Comprehensive Income.

Quintana Capital Group GP, Ltd.

Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd., which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership’s conflicts policy.

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

The Partnership currently leases three facilities to Taggart. Revenues from Taggart are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Processing fees	$762	$1,345

At March 31, 2013, the Partnership had accounts receivable from processing of $0.7 million from Taggart, as well as a $1.6 million note receivable from the sale of a preparation plant during 2012.

A fund controlled by Quintana Capital owns Kopper-Glo, a small coal mining company that is one of the Partnership’s lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Coal royalty revenues	$1,103	$760

The Partnership also had accounts receivable totaling $0.3 million from Kopper-Glo at March 31, 2013.

OCI Wyoming Co

At March 31, 2013, the Partnership had accounts receivable from OCI Wyoming Co of $1.2 million for accrued dividends receivable. This amount is presented as Accounts receivable – affiliates on the Partnership’s Consolidated Balance Sheets.

11. Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of March 31, 2013. The Partnership is not associated with any environmental contamination that may require remediation costs.

12. Major Lessees

Revenues from lessees that exceeded ten percent of total revenues for the periods are presented below:

	Three Months Ended March 31,
	2013		2012
	(Dollars in thousands) (Unaudited)
	Revenues	Percent	Revenues	Percent
Alpha Natural Resources	$13,782	14%	$24,148	26%
The Cline Group	$30,129	32%	$23,715	26%

In the first three months of 2013, the Partnership derived over 46% of its total revenue from the two companies listed above. The first quarter 2013 revenues received from the Cline Group include $8.1 million in revenues recorded in connection with a reserve swap at Cline’s Williamson mine. Excluding the revenues from the reserve swap, revenues from the Cline Group accounted for approximately $22 million, or 23% of the Partnership’s total revenues for the first three months of 2013. The Partnership has a significant concentration of revenues with Cline and Alpha, although in most cases, with the exception of the Williamson mine, the exposure is spread out over a number of different mining operations and leases. Cline’s Williamson mine was responsible for approximately 19% of the Partnership’s total revenues for the first three months of 2013, which amount includes the $8.1 million of revenue recorded from the reserve swap. Excluding revenues from the reserve swap, revenues from the Williamson mine accounted for approximately 10% of the Partnership’s total revenues for the first three months of 2013.

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

A summary of activity in the outstanding grants during 2013 is as follows:

Outstanding grants at January 1, 2013	912,314
Grants during the year	301,552
Grants vested and paid during the year	(217,462)
Forfeitures during the year	(2,320)

Outstanding grants at March 31, 2013	994,084

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.21% to 0.54% and 29.64% to 34.71%, respectively at March 31, 2013. The Partnership’s average distribution rate of 7.10% and historical forfeiture rate of 4.00% were used in the calculation at March 31, 2013. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $5.1 million and $1.5 million for the three month period ended March 31, 2013 and 2012, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $6.6 million and $6.5 million were made during the three month period ended March 31, 2013 and 2012, respectively.

In connection with the phantom unit awards granted since February 2008, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

The unaccrued cost, associated with the unvested outstanding grants and related DERs at March 31, 2013 was $15.3 million.

14. Distributions

On February 14, 2013, the Partnership paid a quarterly distribution $0.55 per unit to all holders of common units on February 5, 2013.

15. Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2013 through the time of the Partnership’s filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission:

Distributions

On April 23, 2013, the Partnership declared a distribution of $0.55 per unit to be paid on May 14, 2013 to unitholders of record on May 6, 2013.

Dividends and Distributions Received From Unconsolidated Equity and Other Investments

Subsequent to the end of the first quarter, the Partnership received $20.6 million in cash distributions from its investments in OCI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 28, 2013.

Executive Overview

Our Business

We engage principally in the business of owning, managing and leasing mineral properties in the United States. We own coal reserves in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. In addition to coal reserves, we own aggregate reserves in a number of states across the country. As of December 31, 2012, we owned or controlled approximately 2.4 billion tons of proven and probable coal reserves and approximately 500 million tons of aggregate reserves. We do not operate any mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments. We also own various oil and gas interests that are located principally in the Appalachian Basin, Louisiana and Oklahoma. In order to further diversify our business, in January 2013, we purchased non-controlling equity interests in OCI Wyoming, an operator of a trona ore mining operation and a soda ash refinery in the Green River Basin, Wyoming.

Our revenue and profitability are largely dependent on our lessees’ ability to mine and market our reserves. Most of our coal is produced by large companies, many of which are publicly traded, with experienced and professional sales departments. A significant portion of our coal is sold by our lessees under coal supply contracts that have terms of one year or more. In contrast, our aggregate properties are typically mined by regional operators with significant experience and knowledge of the local markets. The aggregates are sold at current market prices, which historically have increased along with the producer price index for sand and gravel. Over the long term, both our coal and aggregate royalty revenues are affected by changes in the market for and prices of the commodities.

In our coal and aggregate royalty businesses, our lessees generally make payments to us based on the greater of a percentage of the gross sales price or a fixed royalty per ton of coal or aggregates they sell, subject to minimum monthly, quarterly or annual payments. These minimum royalties are generally recoupable over a specified period of time, which varies by lease, if sufficient royalties are generated from production in those future periods. We do not recognize these minimum royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on our balance sheet.

Revenues from sources other than coal and aggregate royalty interests totaled $38.3 million in the first quarter of 2013 and consisted of equity income from our investment in OCI Wyoming, minimums recognized as revenue, processing and transportation fees, oil and gas royalty revenue, overriding royalties, wheelage payments, rentals, property tax revenue, and timber sales. The processing and transportation fees and overriding royalties are primarily derived from our coal-related assets.

Our Current Liquidity Position

Our credit facility does not mature until August 2016 and, as of March 31, 2013, we had $152 million in available capacity under the facility. In addition to the amounts available under our credit facility, we had approximately $76 million in cash at March 31, 2013. We believe that the combination of our capacity under our credit facility and our cash on hand gives us enough liquidity to meet our current financial needs. We typically access the capital markets to refinance amounts outstanding under our credit facility as we approach the limits under that facility, the timing of which depends on the pace and size of our acquisition program.

We have $42.9 million in principal payments due in the second quarter of 2013. Our intent is to refinance all of the $42.9 million in principal payments with long-term debt under our credit facility in the second quarter of 2013. At March 31, 2013, we classified $42.9 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facility. In addition, subsequent to the end of the quarter, we received a $20.6 million in distributions from our investments in OCI. With the $152 million in available capacity under our revolving credit facility as well as $76 million in cash at the end of the quarter, we have sufficient liquidity to meet all of our current obligations, including the payment of our quarterly distribution.

In connection with the acquisition of the interests in OCI Wyoming in January 2013, we entered into a three-year $200 million term loan. We will begin making annual principal payments on the term loan in January 2014. Although we have historically funded the principal payments on our senior notes with cash from operations, we intend to refinance some or all of the principal payments that come due over the next twelve months or until the coal markets improve.

Current Results/Market Outlook

Our total revenues for the first three months of 2013 were $94.3 million, compared to $91.8 million for the first quarter of 2012. The increase in total revenues was primarily due to revenues from our equity investment in OCI Wyoming of $7.0 million and revenue recorded from a coal reserve swap on one of our Illinois properties of $8.1 million. These revenues were offset by a $5.5 million decrease in coal royalty revenues and a $7.1 million decrease in minimums recognized as revenue.

We continue to have substantial exposure to metallurgical coal, from which we derived approximately 39% of our coal royalty revenues and 27% of the related production in the first quarter of 2013. Global demand for steel has continued to decline during 2013, resulting in prices for metallurgical coal that are well below the benchmark price. Primarily as a result of lower metallurgical prices and demand, but also due to the continued weakness in the steam coal market, our coal royalty revenues from Central Appalachia declined materially in the first quarter of 2013 as compared to the same quarter in 2012. However, over the three months ended March 31, 2013, we benefitted from the diversity of our coal assets, with improvements in coal royalty revenues from our Illinois and Northern and Southern Appalachia properties offsetting a portion of the decline in Central Appalachia.

Despite recent improvements in natural gas prices resulting in increases in demand for steam coal from most areas other than Central Appalachia, the market for steam coal remained soft as expected in the first three months of 2013 as most utilities were burning coal from stockpiles. Federal government regulations dealing with air quality at power plants have led to the announcement of planned closures of a number of coal-fired power plants, which will have an impact on future demand. In response to these events, a number of coal companies have reduced their production over the last year, which has resulted in lower production from our properties but has helped to sustain the prices received by our lessees when compared to the fourth quarter of 2012.

Growth Through Acquisitions

In the first quarter of 2013, we continued to diversify our holdings by acquiring non-controlling equity interests in OCI Wyoming Co. (“OCI Co”) and OCI Wyoming, L.P. (“OCI LP”). The interests are comprised of a 48.51% general partner interest in OCI LP and 20% of the common stock and 100% of the preferred stock in OCI Co. OCI LP’s operations consist of the mining of trona ore, which, when refined, becomes soda ash. All soda ash is sold through an OCI-affiliated sales agent to various domestic and European customers and to American Natural Soda Ash Corporation for export. All mining and refining activities take place in one facility located in the Green River Basin, Wyoming. The interests were acquired from Anadarko Holding Company and its subsidiary, Big Island Trona Company for $292.5 million. The purchase price was funded from the proceeds of a $200 million term loan, a $76.5 million private placement of common units (including our general partner’s proportionate capital contribution to maintain its 2% general partner interest in us), and approximately $16.0 million in cash.

Political, Legal and Regulatory Environment

The political, legal and regulatory environment continues to be difficult for the coal industry. The Environmental Protection Agency, or EPA, has used its authority to create significant delays in the issuance of new permits and the modification of existing permits, which has led to substantial delays and increased costs for coal operators. On April 23, 2013, in Mingo Logan Coal Company v. EPA, the D.C. Circuit Court ruled that the EPA has the authority under the Clean Water Act to retroactively veto a Section 404 dredge and fill permit issued at a coal mine by the U.S. Army Corps of Engineers. The decision results in the EPA’s ability to veto a fill permit whenever it determines that an adverse effect will result, even if such determination is made years after the permit has been issued. The decision creates uncertainties for all companies operating with Clean Water Act fill permits and their business partners. While the specific facts of this case relate to ongoing fill activities, the broadly written language of the decision could have sweeping implications in other areas and result in increased regulatory activity by the EPA that is adverse to the mining industry.

In addition to its involvement in the permitting process, in December 2009, the EPA determined that six greenhouse gases, including carbon dioxide and methane, endanger the public health and welfare of current and future generations. In Coalition for Responsible Regulation v. EPA, several petitioners challenged the EPA’s findings, but in June 2012 the D.C. Circuit Court upheld all of the regulations promulgated by the EPA, and in December 2012, the D.C. Circuit Court denied the petitioners’ request for rehearing en banc. The petitioners have applied to the U.S. Supreme Court for a writ of certiorari to review the D.C. Circuit Court’s decision, but the D.C. Circuit Court’s ruling remains a significant victory for the EPA.

Over the past year, the industry has successfully challenged EPA policy, regulations and guidance in several other court decisions, including National Mining Association v. Jackson, and EME Homer City Generation, L.P. v. EPA. While each of these cases has unique facts and circumstances, the general theme in these cases is that the EPA has overreached its authority in a number of instances. However, the EPA has continued to promulgate regulations that will negatively affect the viability of coal-fired generation, which will ultimately reduce coal consumption and the production of coal from our properties. Additionally, citizens’ groups have continued to be active in bringing lawsuits against operators, as well as challenging permits issued by the Army Corps of Engineers.

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

Our distributable cash flow represents cash flow from operations, proceeds from sale of assets and return on direct financing lease and contractual override. Although distributable cash flow is a “non-GAAP financial measure,” we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Distributable cash flow may not be calculated the same for NRP as for other companies.

We have historically reduced our distributable cash flow by the amount of cash we have reserved for principal payments due on our senior notes in the next calendar year. However, to present our distributable cash flow more in line with MLP practice and because we intend to refinance some or all of the principal payments that are due in 2013 and 2014, beginning with the first quarter of 2013, we no longer reduce distributable cash flow by reserves for future or actual principal payments. This change in our reporting of distributable cash flow does not change our intention to pay down or refinance our debt. We have changed our 2012 calculation to be comparable with our presentation for 2013 in the table below. A reconciliation of distributable cash flow to net cash provided by operating activities is set forth below.

Reconciliation of GAAP “Net cash provided by operating activities”

to Non-GAAP “Distributable cash flow”

	For the Three Months Ended
	March 31,
	2013	2012
	(In thousands) (Unaudited)
Net cash provided by operating activities	$43,913	$49,485
Return on direct financing lease and contractual override	418	—
Proceeds from sale of assets	154	—

Distributable cash flow	$44,485	$49,485

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.

OCI. In January 2013, we acquired non-controlling equity interests in OCI Co and OCI LP. The interests are comprised of a 48.51% general partner interest in OCI LP and 20% of the common stock and 100% of the preferred stock in OCI Co. OCI Co owns a 1% limited partnership interest in OCI LP and has the right to receive a $14.5 million annual priority distribution before distributions are paid to other interests. The 80% common interest in OCI Co is owned by OCI Chemical Corporation and the 50.49% interest in OCI LP is owned by OCI Wyoming Holding Co., a subsidiary of OCI Chemical Corporation.

The three investments were acquired from Anadarko Holding Company and its subsidiary, Big Island Trona Company for $292.5 million. The acquisition was funded through a $200 million term loan, the issuance of $76.5 million in equity including a general partner capital contribution of $1.5 million, and $16 million in cash. The acquisition agreement provides for up to $50 million in additional contingent consideration payable by us should certain performance criteria be met as defined in the purchase and sales agreement in any of 2013, 2014 or 2015.

Marcellus Override. In December 2012, we acquired an overriding royalty interest on approximately 88,000 net acres of overriding royalty interests in oil and gas reserves located in the Marcellus Shale for $30.3 million.

Hi-Crush Override. In October 2012, we acquired an overriding royalty interest in frac sand reserves located on approximately 561 acres near Wyeville, Wisconsin for approximately $15.0 million.

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

Litz-Moore. In March 2012, we acquired metallurgical coal reserves adjacent to current NRP holdings in Virginia for $2.8 million.

Results of Operations

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2013	2012
	(In thousands, except percent and per ton data) (Unaudited)
Coal:
Coal royalty revenues
Appalachia
Northern	$4,884	$3,007	$1,877	62%
Central	26,406	42,072	(15,666)	(37)%
Southern	7,700	4,304	3,396	79%

Total Appalachia	38,990	49,383	(10,393)	(21)%
Illinois Basin	12,657	8,769	3,888	44%
Northern Powder River Basin	2,129	1,462	667	46%
Gulf Coast	666	302	364	121%

Total	$54,442	$59,916	$(5,474)	(9)%

Production (tons)
Appalachia
Northern	3,741	2,401	1,340	56%
Central	5,120	6,535	(1,415)	(22)%
Southern	1,104	553	551	100%

Total Appalachia	9,965	9,489	476	5%
Illinois Basin	2,894	2,091	803	38%
Northern Powder River Basin	795	468	327	70%
Gulf Coast	179	67	112	167%

Total	13,833	12,115	1,718	14%

Average gross royalty per ton
Appalachia
Northern	$1.31	$1.25	$0.06	5%
Central	5.16	6.44	(1.28)	(20)%
Southern	6.97	7.78	(0.81)	(10)%
Total Appalachia	3.91	5.20	(1.29)	(25)%
Illinois Basin	4.37	4.19	0.18	4%
Northern Powder River Basin	2.68	3.12	(0.44)	(14)%
Gulf Coast	3.72	4.51	(0.79)	(18)%
Combined average gross royalty per ton	$3.94	$4.95	$(1.01)	(20)%

Aggregate:
Royalty revenues	$1,552	$1,716	$(164)	(10)%
Production	1,283	1,367	(84)	(6)%
Average base royalty per ton	$1.21	$1.26	$(0.05)	(4)%

Oil and Gas:
Oil and gas revenues	$1,763	$1,388	$375	27%

Coal Royalty Revenues and Production. Coal royalty revenues comprised approximately 57% and 65% of our total revenue for the three month periods ended March 31, 2013 and 2012, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia. Coal royalty revenues decreased $10.4 million in the three month period ended March 31, 2013 compared to the same period of 2012, while production increased 5%. As a result of the difficult coal markets, production in the Central Appalachian region declined significantly as some lessees chose to idle mines or mining units during 2012 and the first quarter of 2013. In addition, pricing realized by the lessees for both steam and metallurgical coal was below the levels of the same quarter in 2012, causing a significantly higher percentage decrease in coal royalty revenue compared to the decrease in production.

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

With respect to Northern Appalachia, during the quarter ending March 31, 2013, there was an increase in production and revenue versus the same period in 2012. The increase in tonnage primarily resulted from increased production on a 1960s era coal lease where the royalty rate per ton is very low and thus did not have a large effect on our total revenue.

Illinois Basin. Production and coal royalty revenue for the three months ended March 31, 2013 increased compared to the same period in 2012. The production increase was primarily due to increased production from the start of the longwall mining unit and the resulting increased sales from our Deer Run mine.

Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership. The lessee did realize lower sales prices, which reduced the royalty per ton for the quarter.

Aggregate Royalty Revenues and Production. Aggregate revenue and production decreased for the quarter ended March 31, 2013, primarily due to a temporary reduction in production and revenue associated with the transition to a new operator on one of our leases. This decrease was partially offset by increased production and revenue from another lessee, which increased its production after completing the construction phase of its operation.

Oil and Gas Royalty Revenues. Oil and gas royalty revenues were up for the current quarter when compared to the same quarter in 2012. The increase reflects royalties received from our Oklahoma and Marcellus assets, offset by reduced revenue from our BRP oil and gas properties in Louisiana. We do not anticipate the Oklahoma or Marcellus assets to contribute materially to our revenues until 2014.

Other Operating Results

In addition to coal and aggregate royalty revenues, we generated approximately 41% and 33% of our first three months of 2013 and 2012 revenues, respectively, from other sources. Other sources of revenue include: equity income from our investment in OCI Wyoming (with respect to the first quarter of 2013); minimums recognized as revenue; gain from coal reserve swap; processing and transportation fees; overriding royalties; wheelage payments; rentals; property tax revenue; and timber sales. In the first three months of 2013, we received $7.0 million in revenue from our equity investment in OCI Wyoming, and we realized $4.6 million in minimums recognized as revenue, as well as a gain of $8.1 million resulting from a coal reserve swap on one of our Illinois properties.

Processing and Transportation Revenues. We generated $1.2 million and $2.1 million in processing revenues for the quarters ended March 31, 2013 and 2012, respectively. The decrease in processing fees was a result of the sale of one of our facilities in the third quarter of 2012, as well as lower Central Appalachian production from the properties that use these facilities to wash their coal.

In addition to our preparation plants, we own handling and transportation infrastructure. In contrast to our typical royalty structure, we receive a fixed rate per ton for coal transported over these facilities. At the Williamson mine in Illinois, we operate handling and transportation infrastructure and have subcontracted out that responsibility to third parties. At the Shay No. 1 mine and the Sugar Camp mine, we own the infrastructure and lease it to Cline affiliates. We generated transportation fees from these assets of approximately $4.9 million and $4.1 million for the quarters ended March 31, 2013 and 2012, respectively. The increase in our transportation revenue is due to increased production on our Illinois Basin properties.

Operating costs and expenses. Included in total expenses are:

•

Depreciation, depletion and amortization expenses of $14.8 million and $12.4 million for the quarters ended March 31, 2013 and 2012, respectively. The increase in expense reflects higher oil and gas depletion of approximately $1.0 million, as well as higher coal depletion due to increases in production during the first quarter of 2013 when compared to the same period for 2012.

•

General and administrative expenses of $11.6 million and $8.9 million for the quarters ended March 31, 2013 and 2012, respectively. The change in general and administrative expense is due to increased accruals for our long-term incentive plan attributable to our unit price.

Interest Expense. Interest expense increased approximately $1.1 million for the three months ended March 31, 2013 over the same periods in 2012. The increase reflects the issuance of a new term loan in January 2013 to fund the OCI acquisition.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

We satisfy our working capital requirements with cash generated from operations. We finance our property acquisitions with available cash, borrowings under our revolving credit facility, term loan and the issuance of senior notes and additional common units. While our ability to satisfy our debt service obligations and pay distributions to our unitholders depends in large part on our future operating performance, our ability to make acquisitions will depend on prevailing economic conditions in the financial markets as well as the coal, oil and gas and aggregate/industrial minerals industries and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from operations, please read “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Our capital expenditures, other than for acquisitions, have historically been minimal.

Our credit ratios are within our debt covenants for our credit facility, our term loan and our outstanding senior notes. For a more complete discussion of factors that will affect our liquidity, please read “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2012. We have $42.9 million in principal payments on our senior notes due in the second quarter of 2013 that we plan to refinance. Our intent is to refinance all of the $42.9 million in principal payments with long-term debt under our credit facility in the second quarter of 2013. At March 31, 2013, we classified $42.9 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facility. In addition, subsequent to the end of the quarter, we received $20.6 million in distributions from our investments in OCI. With the $152 million in available capacity under our revolving credit facility as well as $76 million in cash at the end of the quarter, we have sufficient liquidity to meet all of our current obligations, including the payment of our quarterly distribution.

Net cash provided by operations for the three months ended March 31, 2013 and 2012 was $43.9 million and $49.5 million, respectively. The most significant portion of our cash provided by operations is generated from coal royalty revenues.

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $292.4 million and $126.7 million, respectively. Substantially all of our 2013 investing activities consisted of acquiring investments in OCI, please read “Note 4. Equity and Other Investments.” During 2012 the majority of our investing activities consisted of acquiring reserves, plant and equipment and related intangibles as well as assets relating to Sugar Camp.

Net cash flows provided by financing activities for the three months ended March 31, 2013 was $175.2 million. During the first three months of 2013, we had net proceeds from loans of $198.4 million, net proceeds from equity transactions of $75.0 million, and a capital contribution from our general partner of $1.5 million. These proceeds were offset by loan repayments of $36.6 million and distributions to partners of $63.1 million. During the same period for 2012, net cash used in financing activities was $30.3 million, which included proceeds from loans of $47.0 million offset by debt repayments of $15.2 million and $62.1 million for distributions to partners.

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

During 2013, our borrowings and repayments under our credit facility were as follows:

Quarter Ending March 31
(In thousands) (Unaudited)
Outstanding balance, beginning of period	$148,000
Borrowings under credit facility	—
Less: Repayments under credit facility	—

Outstanding balance, ending period	$148,000

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

Term Loan. In connection with the OCI Wyoming acquisition, we entered into a 3-year, $200 million term loan facility in January 2013. The term loan facility is guaranteed by our operating subsidiaries and bears interest at LIBOR + 2%. Interest on the term loan became payable initially in April 2013, with principal payments of $10.0 million on January 23, 2014, $20.0 million on January 23, 2015 and the balance of $170.0 million on January 23, 2016. The term loan facility contains financial covenants and other terms that are identical to those of our credit facility.

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

The senior note purchase agreement contains covenants requiring our operating subsidiary to:

•	Maintain a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;

•	not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and

•	maintain the ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

Long-Term Debt

As of the date of this filing, our debt consisted of:

•	$148.0 million of our $300 million floating rate revolving credit facility, due August 2016;

•	$200.0 million floating rate term loan, due January 2016;

•	$35.0 million of 5.55% senior notes due 2013;

•	$27.7 million of 4.91% senior notes due 2018;

•	$128.6 million of 8.38% senior notes due 2019;

•	$61.5 million of 5.05% senior notes due 2020;

•	$1.5 million of 5.31% utility local improvement obligation due 2021;

•	$30.3 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$165.0 million of 5.82% senior notes due 2024;

•	$50.0 million of 8.92% senior notes due 2024;

•	$175.0 million of 5.03% senior notes due 2026; and

•	$50.0 million of 5.18% senior notes due 2026.

Other than the 5.55% senior notes due 2013, which have only semi-annual interest payments, all of our senior notes require annual principal payments in addition to semi-annual interest payments. The scheduled principal payments on the 8.38% senior notes due in 2019 began in March 2013, the scheduled principal payments on the 8.92% senior notes due in 2024 do not begin until March 2014, and the scheduled principal payments on the 4.73%, 5.03% and 5.18% senior notes do not begin until December 2014. We also make annual principal and interest payments on the utility local improvement obligation.

Shelf Registration Statements

In addition to our credit facility, on April 24, 2012 we filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. This shelf replaced our previous shelf registration statement, which expired at the end of February 2012. On August 15, 2012, we filed a shelf registration statement that registered the resale of all of the units held by Adena Minerals, as well as up to $500 million in equity or debt securities by NRP. Following the effectiveness of this registration statement, Adena distributed 6,049,155 common units to its shareholders, and we subsequently filed a prospectus supplement to register the resale of these units by those shareholders. On April 12, 2013, we filed a resale shelf registration statement to register the 3,784,572 common units issued in the January 2013 private placement. A portion of the common units issued in the private placement were issued, directly and indirectly, to certain of our affiliates, including Corbin J. Robertson, Jr. and Christopher Cline. We cannot control the resale of the common units by any of the selling unitholders under the shelf registration statements, and the amounts, prices and timing of the issuance and sale of any equity or debt securities by NRP will depend on market conditions, our capital requirements and compliance with our credit facility, term loan and senior notes.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Related Party Transactions

Reimbursements to our General Partner

Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, we reimburse our general partner and its affiliates for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. We had an amount payable to Quintana Minerals Corporation of $0.4 million at March 31, 2013 for services provided by Quintana to NRP and an amount payable to Western Pocahontas of $0.1 million for services they provided to NRP. Cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders.

The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Reimbursement for services	$2,820	$2,523

For additional information, please read “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2012.

We also lease an office building in Huntington, West Virginia from Western Pocahontas at market rates. The terms of the lease were approved by our Conflicts Committee. We pay $0.6 million each year in lease payments.

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. As of April 4, 2013, Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 4,917,548 common units. Revenues from Cline affiliates are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Coal royalty revenues	$12,218	$8,623
Processing fees	323	502
Transportation fees	4,926	4,108
Minimums recognized as revenue	3,477	9,556
Override revenue	1,037	926
Other revenue	8,148	—

	$30,129	$23,715

At March 31, 2013, we had amounts due from Cline affiliates totaling $64.2 million, of which $57.1 million was attributable to agreements relating to the recent Sugar Camp acquisition. As of March 31, 2013, we had received $58.7 million in minimum royalty payments to date that have not been recouped by Cline affiliates, of which $5.8 million was received in the current year. The $9.6 million in minimums recognized as revenue during the first three months of 2012 was attributable to an agreement in 2012 by Gatling Ohio, LLC to relinquish its recoupment rights.

During 2013, we recognized an $8.1 million gain on a coal reserve swap in Illinois with Williamson Energy. This gain is reflected in the table above in the “Other revenue” line. The tons received will be fully mined during 2013, while the tons exchanged are not included in the current mine plans.

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

We currently lease three facilities to Taggart. Revenues from Taggart are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Processing revenues	$762	$1,345

At March 31, 2013, we had accounts receivable from processing totaling $0.7 million from Taggart, as well as a $1.6 million note receivable from the sale of a preparation plant during 2012.

In June 2007, a fund controlled by Quintana Capital acquired Kopper-Glo, a small coal mining company that is one of our lessees with operations in Tennessee. Revenues from Kopper-Glo are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands) (Unaudited)
Coal royalty revenues	$1,103	$760

We also had accounts receivable totaling $0.3 million from Kopper-Glo at March 31, 2013.

OCI Wyoming Co

At March 31, 2013, we had accounts receivable from OCI Wyoming Co of $1.2 million for accrued dividends receivable. This amount is presented as Accounts receivable – affiliates on our Balance Sheet and was received in cash on April 15, 2013.

Environmental

The operations our lessees conduct on our properties are subject to federal and state environmental laws and regulations. See Item 1, “Business — Regulation and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2012. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties for the period ended March 31, 2013. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in reclamation obligations.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under our revolving credit facility and term loan, which are subject to variable interest rates based upon LIBOR. At March 31, 2013, we had $348.0 million in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $3.5 million, assuming the same principal amount remained outstanding during the year.

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

Item 1A. Risk Factors

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Form 10-K for the year ended December  31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2013, we completed a private placement (the “Private Placement”) of 3,784,572 common units representing limited partner interests in us pursuant to a Common Unit Purchase Agreement between us and the purchasers named on Schedule A thereto. The proceeds of the Private Placement were used to fund a portion of the purchase price of our interests in OCI Co and OCI LP. The Private Placement is more fully described in our Current Report on Form 8-K filed on January 25, 2013, and such description is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	—	Purchase Agreement, dated as of January 23, 2013, by and among Anadarko Holding Company, Big Island Trona Company, NRP Trona LLC and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 25, 2013).

3.1	—	Certificate of Limited Partnership of Natural Resource Partners L.P.(incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582)

3.2	—	Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 21, 2010).

3.3	—	First Amendment, dated March 6, 2012, to the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on August 7, 2012).

4.1	—	Common Unit Purchase Agreement by and among Natural Resource Partners L.P. and the Purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2013).

4.2	—	Registration Rights Agreement, dated as of January 23, 2013, by and among Natural Resource Partners L.P. and the Investors named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 25, 2013).

10.1	—	Term Loan Agreement, dated as of January 23, 2013, by and among Natural Resource Partners, L.P., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., Wells Fargo Securities, LLC and Compass Bank, as joint lead arrangers and joint bookrunners and Wells Fargo Bank, National Association and Compass Bank, as co-syndication agents (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 25, 2013).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*	—	The following financial information from the Quarterly Report on Form 10-Q of Natural Resource Partners L.P. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed or, in the case of Exhibits 32.1 and 32.2, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
By:	NRP (GP) LP, its general partner
By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 7, 2013

By:
/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013

By:
/s/ Dwight L. Dunlap
Dwight L. Dunlap,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 7, 2013

By:
/s/ Kenneth Hudson
Kenneth Hudson
Controller
(Principal Accounting Officer)