Form 10-Q
period 2014-03-31
NATURAL RESOURCE PARTNERS LP
filed 2014-05-07
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 7, 2014 there were 110,376,714 Common Units outstanding.

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

You should not put undue reliance on any forward-looking statements. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit information)

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$54,826	$92,513
Accounts receivable, net of allowance for doubtful accounts	38,506	33,737
Accounts receivable – affiliates	10,764	7,666
Other	1,585	1,691

Total current assets	105,681	135,607
Land	24,340	24,340
Plant and equipment, net	25,168	26,435
Mineral rights, net	1,395,321	1,405,455
Intangible assets, net	66,102	66,950
Equity and other unconsolidated investments	267,359	269,338
Loan financing costs, net	10,916	11,502
Long-term contracts receivable - affiliates	51,135	51,732
Other assets	621	497

Total assets	$1,946,643	$1,991,856

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$11,361	$8,659
Accounts payable – affiliates	869	391
Current portion of long-term debt	80,983	80,983
Accrued incentive plan expenses – current portion	5,329	8,341
Property, franchise and other taxes payable	5,293	7,830
Accrued interest	21,557	17,184

Total current liabilities	125,392	123,388
Deferred revenue	146,328	142,586
Accrued incentive plan expenses	5,473	10,526
Other non-current liabilities	9,609	14,341
Long-term debt	1,045,209	1,084,226
Partners’ capital:
Common units outstanding: (110,155,743 and 109,812,408)	605,711	606,774
General partner’s interest	10,050	10,069
Non-controlling interest	(650)	324
Accumulated other comprehensive loss	(479)	(378)

Total partners’ capital	614,632	616,789

Total liabilities and partners’ capital	$1,946,643	$1,991,856

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues and other income:
Coal related revenues	$52,373	$77,843
Aggregate related revenues	3,396	2,956
Oil and gas related revenues	10,058	1,763
Equity and other unconsolidated investment income	9,779	7,048
Property taxes	3,967	3,947
Other	736	775

Total revenues and other income	80,309	94,332
Operating expenses:
Depreciation, depletion and amortization	14,647	14,762
Asset impairments	—	291
General and administrative	5,857	11,586
Property, franchise and other taxes	4,868	4,351
Oil and gas lease operating expense	1,921	—
Transportation costs	422	459
Royalty payments	155	355

Total operating expenses	27,870	31,804

Income from operations	52,439	62,528
Other income (expense)
Interest expense	(19,860)	(14,663)
Interest income	26	41

Income before non-controlling interest	32,605	47,906
Non-controlling interest	—	—

Net income	$32,605	$47,906

Net income attributable to:
General partner	$652	$958

Limited partners	$31,953	$46,948

Basic and diluted net income per limited partner unit	$.29	$.43

Weighted average number of units outstanding	109,848	108,887

Comprehensive income	$32,504	$49,960

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$32,605	$47,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,647	14,762
Gain on reserve swap	—	(8,149)
Equity and other unconsolidated investment income	(9,779)	(7,048)
Distributions of earnings from unconsolidated investments	11,645	237
Non-cash interest charge, net	747	276
Gain on sale of assets	—	(150)
Asset impairment	—	291
Change in operating assets and liabilities:
Accounts receivable	(7,060)	(531)
Other assets	(18)	266
Accounts payable and accrued liabilities	(1,670)	(873)
Accrued interest	4,373	(1,925)
Deferred revenue	3,742	4,506
Accrued incentive plan expenses	(8,065)	(3,255)
Property, franchise and other taxes payable	(2,537)	(2,400)

Net cash provided by operating activities	38,630	43,913

Cash flows from investing activities:
Oil and gas capital expenditures	(1,804)	—
Acquisition of equity interests	—	(292,939)
Proceeds from sale of assets	—	154
Return on direct financing lease and contractual override	297	418

Net cash used in investing activities	(1,507)	(292,367)

Cash flows from financing activities:
Proceeds from loans	2,000	200,000
Repayment of loans	(41,166)	(36,622)
Deferred financing costs	—	(1,621)
Proceeds from issuance of units	4,513	75,000
Capital contribution by general partner	92	1,531
Costs associated with equity transactions	(57)	(47)
Distributions to partners	(40,192)	(63,058)

Net cash provided by (used in) financing activities	(74,810)	175,183

Net (decrease) in cash and cash equivalents	(37,687)	(73,271)
Cash and cash equivalents at beginning of period	92,513	149,424

Cash and cash equivalents at end of period	$54,826	$76,153

Supplemental cash flow information:
Cash paid during the period for interest	$14,703	$16,301

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

(unaudited)

	Common Units		General Partner	Non- Controlling Interest	Accumulated Other Comprehensive
	Units	Amounts	Amounts	Amounts	Income (Loss)	Total
Balance at December 31, 2013	109,812,408	$606,774	$10,069	$324	$(378)	$616,789
Issuance of common units	343,335	5,586	—	—	—	5,586
Capital contribution	—	—	114	—	—	114
Cost associated with equity transactions	—	(169)	—	—	—	(169)
Distributions	—	(38,433)	(785)	(974)	—	(40,192)
Net income	—	31,953	652	—	—	32,605
Interest rate swap from unconsolidated investments	—	—	—	—	(113)	(113)
Loss on interest hedge	—	—	—	—	12	12

Comprehensive income	—	—	—	—	(101)	32,504

Balance at March 31, 2014	110,155,743	$605,711	$10,050	$(650)	$(479)	$614,632

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future periods.

You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2013 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.

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

The Partnership also owns various oil and gas interests that are located principally in the Appalachian Basin, Louisiana, Oklahoma, and the Williston Basin in North Dakota and Montana, and the Partnership manages infrastructure assets through its ownership of preparation plants and coal handling facilities. The Partnership owns a non-controlling equity interest in OCI Wyoming, L.P. (“OCI Wyoming”), which operates a trona ore mining operation and a soda ash refinery in the Green River Basin, Wyoming. See “Note 4. Equity and Other Investments” for more information concerning this acquisition.

The general partner of the Partnership is NRP (GP) LP, a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company.

2. Significant Accounting Policies Update

Reclassification

Certain reclassifications have been made to the Consolidated Statements of Comprehensive Income. Amounts relating to prior year’s coal royalties, processing fees, transportation fees, minimums recognized as revenue, override royalties and other have been reclassified into a single line item “Coal related revenues” on this year’s Consolidated Statements of Comprehensive Income. Amounts relating to prior year’s aggregate royalties, processing fees, minimums recognized as revenue, override royalties and other have been reclassified into a single line item “Aggregate related revenues” on this year’s Consolidated Statements of Comprehensive Income. The following is reclassification reconciliation:

	Three Months Ended March 31, 2013
	As Reported	As Reclassified
	Total	Coal Related Revenues	Aggregate Related Revenues
Revenues:
Coal royalties	$54,442	$54,442	$—
Equity and other unconsolidated investment income	7,048	—	—
Aggregate royalties	1,552	—	1,552
Processing fees	1,180	1,050	130
Transportation fees	4,925	4,925	—
Oil and gas royalties	1,763	—	—
Property taxes	3,947	—	—
Minimums recognized as revenue	4,591	4,456	135
Override royalties	4,905	3,862	1,043
Other	9,979	9,108	96

Total revenues	$94,332	$77,843	$2,956

Recent Accounting Pronouncements

Accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

3. Recent Acquisitions

Sundance. On December 19, 2013, the Partnership completed the acquisition of non-operated working interests in the Williston Basin of North Dakota from Sundance Energy, Inc. for $29.4 million, after giving effect to post-closing purchase price adjustments. The Partnership accounted for the transaction in accordance with the authoritative guidance for business combinations. Neither the identification of all assets acquired and liabilities assumed nor the valuation process required for the allocation of the purchase price has been completed. The assets acquired are included in mineral rights in the accompanying Consolidated Balance Sheets.

Abraxas. On August 9, 2013, the Partnership completed the acquisition of non-operated working interests in the Williston Basin of North Dakota and Montana from Abraxas Petroleum for $38.0 million, following post-closing purchase price adjustments. The Partnership accounted for the transaction in accordance with the authoritative guidance for business combinations. Neither the identification of all assets acquired and liabilities assumed nor the valuation process required for the allocation of the purchase price has been completed. The assets acquired are included in mineral rights in the accompanying Consolidated Balance Sheets.

4. Equity and Other Investments

The following summarized results of operations were taken from the OCI-prepared unaudited financial statements.

Operating results:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net sales	$116,240	$108,230
Gross profit	$27,119	$20,944
Net income	$23,012	$18,349
Income allocation to NRP’s equity interests	$11,276	$7,596
Amortization of basis difference	$(1,497)	$(548)
Equity and other unconsolidated investment income	$9,779	$7,048

For the first three months of 2014 and 2013, the Partnership derived over 12% and 7%, respectively, of its revenues and other income from its equity investment in OCI Wyoming.

The Partnership’s contingent consideration consists of the following:

Three Months Ended March 31, 2014
(In thousands) (Unaudited)
Contingent consideration, beginning of the period	$15,000
Less: consideration paid during the period	(491)

Contingent consideration, ending of the period	14,509
Less: current portion of contingent consideration	(4,900)

Long-term contingent consideration	$9,609

The current portion is included in accounts payable and accrued liabilities and the long term portion is included in other non-current liabilities.

With respect to the contingent consideration, in March 2014, Anadarko Holding Company (Anadarko) gave written notice to the Partnership that Anadarko believes the reorganization transactions that occurred at OCI Wyoming in July 2013 triggered an acceleration of the Partnership’s obligation to pay the additional contingent consideration in full and demanded immediate payment of such amount. The Partnership does not believe the reorganization transactions triggered an obligation to pay the additional contingent consideration, and the Partnership will continue to engage in discussions with Anadarko to resolve the issue. However, if Anadarko were to prevail on such claim, the Partnership would be required to pay an amount to Anadarko in excess of the $15 million accrual described above up to the net present value of $50 million (the maximum amount of the additional contingent consideration). Any such additional amount would be considered to be additional acquisition consideration and added to Equity and other unconsolidated investments.

5. Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Plant and equipment at cost	$55,271	$55,271
Less accumulated depreciation	(30,103)	(28,836)

Net book value	$25,168	$26,435

	Three months ended March 31,
	2014	2013
	(In thousands)
	(Unaudited)
Total depreciation expense on plant and equipment	$1,267	$1,567

6. Mineral Rights

The Partnership’s mineral rights consist of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Mineral rights	$1,897,318	$1,894,920
Less accumulated depletion and amortization	(501,997)	(489,465)

Net book value	$1,395,321	$1,405,455

	Three months ended March 31,
	2014	2013
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on mineral rights	$12,532	$12,192

On April 7, 2014, one of the Partnership’s lessees, James River Coal Company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2014, the net book value of the Partnership’s properties leased to James River was approximately $35 million, net of previously paid minimums. At this early stage in the bankruptcy process, it is unknown whether the Partnership’s leases will be accepted or rejected in the bankruptcy process or assigned to a third party in connection with a sale. However, if the Partnership’s leases are rejected in the bankruptcy or if mining operations on the Partnership’s properties cease, the Partnership may determine that some or all of such properties are impaired. In the first quarter of 2014, James River accounted for approximately 1% of total revenues and other income, and for the year ended December 31, 2013, it represented 2% of total revenues and other income. The Partnership does not expect the resolution of the bankruptcy to have a material impact on its revenues. The Partnership will continue to monitor these properties for potential impairment as the bankruptcy proceedings progress.

7. Intangible Assets

Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Contract intangibles	$89,421	$89,421
Less accumulated amortization	(23,319)	(22,471)

Net book value	$66,102	$66,950

	Three months ended March 31,
	2014	2013
	(In thousands) (Unaudited)
Total amortization expense on intangible assets	$848	$1,003

The estimates of future amortization expense relating to intangible assets for the periods indicated below are based on current mining plans, which are subject to revision in future periods.

Estimated Amortization Expense
(In thousands)
(Unaudited)
Remainder of 2014	$2,278
For year ended December 31, 2015	3,543
For year ended December 31, 2016	3,508
For year ended December 31, 2017	3,508
For year ended December 31, 2018	3,508

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

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
NRP LP Debt:
$300 million 9.125% senior notes, with semi-annual interest payments in April and October, maturing October 2018, issued at 99.007%	$297,319	$297,170
Opco Debt:
$300 million floating rate revolving credit facility, due August 2016	20,000	20,000
$200 million floating rate term loan, due January 2016	99,000	99,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	23,084	23,084
8.38% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2019	107,143	128,571
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	53,846	53,846
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,346	1,538
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	27,000	27,000
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	75,000
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	150,000	165,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	45,454	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	175,000
5.18% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	50,000	50,000
NRP Oil and Gas Debt:
Reserve-based revolving credit facility due 2018	2,000	—

Total debt	1,126,192	1,165,209
Less – current portion of long term debt	(80,983)	(80,983)

Long-term debt	$1,045,209	$1,084,226

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

The indenture for the senior notes contains covenants that, among other things, limit the ability of NRP LP and certain of its subsidiaries to incur or guarantee additional indebtedness. Under the indenture, NRP LP and certain of its subsidiaries generally are not permitted to incur additional indebtedness unless, on a consolidated basis, the fixed charge coverage ratio (as defined in the indenture) is at least 2.0 to 1.0 for the four preceding full fiscal quarters. The ability of NRP LP and certain of its subsidiaries to incur additional indebtedness is further limited in the event the amount of indebtedness of NRP LP and certain of its subsidiaries that is senior to NRP LP’s unsecured indebtedness exceeds certain thresholds.

Opco Debt

Senior Notes. Opco made principal payments of $41.0 million on its senior notes during the three months ended March 31, 2014. The Opco senior note purchase agreement contains covenants requiring Opco to:

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

Revolving Credit Facility. The weighted average interest rates for the debt outstanding under Opco’s revolving credit facility for the three months ended March 31, 2014 and year ended December 31, 2013 were 1.98% and 2.23%, respectively. Opco incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. The facility includes an accordion feature whereby Opco may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms.

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

Term Loan Facility. During 2013, Opco issued $200 million in term debt. The weighted average interest rates for the debt outstanding under the term loan for the three months ended March 31, 2014 and the year ended December 31, 2013 were 2.25% and 2.43%, respectively. Opco repaid $101 million in principal under the term loan during the third quarter of 2013. Repayment terms call for the remaining outstanding balance of $99 million to be paid on January 23, 2016. The debt is unsecured but guaranteed by the subsidiaries of Opco.

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

NRP Oil and Gas Debt

Revolving Credit Facility. In August 2013, NRP Oil and Gas entered into a 5-year, $100 million senior secured, reserve-based revolving credit facility in order to fund capital expenditure requirements related to the development of the non-operated working interests in oil and gas assets located in the Bakken/Three Forks play acquired on August 9, 2013. The credit facility has a borrowing base of $16.0 million as of March 31, 2014 and is secured by a first priority lien and security interest in substantially all of the assets of NRP Oil and Gas. At March 31, 2014, there was $2.0 million outstanding under the credit facility. The weighted average interest rate for the debt outstanding under the credit facility for the three months ended March 31, 2014 was 1.91%.

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

The NRP Oil and Gas credit facility contains certain covenants, which, among other things, require the maintenance of:

•	a total leverage ratio (defined as the ratio of the total debt of NRP Oil and Gas to its EBITDAX) of not more than 3.5 to 1.0; and

•	a minimum current ratio of 1.0 to 1.0.

Consolidated Principal Payments

The consolidated principal payments due are set forth below:

	NRP LP		OPCO			NRP Oil & Gas
	Senior Notes		Senior Notes	Credit Facility	Term Loan	Credit Facility	Total
	(In thousands)
2014	$—		$39,817	—	—	—	$39,817
2015	—		80,983	—	—	—	80,983
2016	—		80,983	20,000	99,000	—	199,983
2017	—		80,983	—	—	—	80,983
2018	300,000	(1)	80,983	—	—	2,000	382,983
Thereafter	—		344,124	—	—	—	344,124

	$300,000		$707,873	$20,000	$99,000	$2,000	$1,128,873

(1)	The 9.125% senior notes due 2018 were issued at a discount and as of March 31, 2014 were carried at $297.3 million.

NRP LP, Opco and NRP Oil and Gas were in compliance with all terms under their long-term debt as of March 31, 2014.

9. Fair Value

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable approximates their fair value due to their short-term nature except for the accounts receivable – affiliates relating to the Sugar Camp override that includes both current and long-term portions. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value and carrying value of the contractual override and long-term senior notes are as follows:

	Fair Value As Of		Carrying Value As Of
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)		(Unaudited)
Assets
Sugar Camp override, current and long-term	$6,529	$6,852	$6,092	$6,063
Liabilities
Long-term debt, current and long-term	$999,583	$1,071,880	$1,005,192	$1,046,209

The fair value of the Sugar Camp override and long-term debt is estimated by management using comparable term risk-free treasury issues with a market rate component determined by current financial instruments with similar characteristics which is a Level 3 measurement. Since the Partnership’s credit facilities and term loan are variable rate debt, their fair values approximate their carrying amounts.

10. Related Party Transactions

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. All direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. The Partnership had an amount payable to Quintana Minerals Corporation of $0.9 million at March 31, 2014 for services provided by Quintana to the Partnership.

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
	(Unaudited)
Reimbursement for services	$2,937	$2,820

The Partnership also leases an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.6 million in lease payments each year through December 31, 2018.

Cline Affiliates

Various companies controlled by Chris Cline, including Foresight Energy, lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest (unaudited) in the Partnership’s general partner, as well as 4,917,548 common units (unaudited) at March 31, 2014. At March 31, 2014, the Partnership had accounts receivable totaling $10.4 million from Cline affiliates. In addition, the overriding royalty and the lease of the loadout facility at Sugar Camp mine are classified as contracts receivable of $51.1 million on the Partnership’s Consolidated Balance Sheets. The Partnership has received $74.7 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $3.7 million was received in the current year.

Coal related revenues from Cline affiliates were $17.8 million and $30.1 million for the three months ended March 31, 2014 and 2013, respectively. For the quarter ending March 31, 2013, the results included $8.1 million from a reserve swap and $3.5 million from minimums that expired on Foresight Energy’s Macoupin mine and were recognized as revenue.

The Partnership entered into a lease agreement related to the rail loadout and associated facilities at Sugar Camp that has been accounted for as a direct financing lease. Total projected remaining payments under the lease at March 31, 2014 are $90.3 million with unearned income of $41.8 million. The net amount receivable under the lease as of March 31, 2014 was $48.5 million, of which $2.0 million is included in Accounts receivable – affiliates while the remaining is included in Long-term contracts receivable—affiliates.

In a separate transaction, the Partnership acquired a contractual overriding royalty interest from a Cline affiliate that will provide for payments based upon production from specific tons at the Sugar Camp operations. This overriding royalty was accounted for as a financing arrangement and is reflected as an affiliate receivable. The net amount receivable under the agreement as of March 31, 2014 was $6.1 million, of which $1.4 million is included in Accounts receivable – affiliates while the remaining is included in Long-term contracts receivable - affiliate.

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

At March 31, 2014, a fund controlled by Quintana Capital owned a majority interest in Corsa Coal Corp., a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, is Chairman of the Board of Corsa. Revenues from Corsa are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands) (Unaudited)
Coal royalty revenues	$905	$1,103

The Partnership also had accounts receivable totaling $0.3 million from Corsa at March 31, 2014.

A fund controlled by Quintana Capital owned a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. Subsequent to the end of the second quarter of 2013, Taggart was sold to Forge Group, and Quintana no longer retains an interest in Taggart or Forge. The Partnership owns and leases preparation plants to Forge, which operates the plants. The lease payments were based on the sales price for the coal that was processed through the facilities.

Revenues from Forge for the three months ended March 31, 2013 were $0.7 million. Subsequent to the end of the second quarter of 2013, Taggart/Forge is no longer considered a related party of the Partnership.

11. Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations conducted on the Partnership’s properties by its lessees are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of March 31, 2014. The Partnership is not associated with any environmental contamination that may require remediation costs.

12. Major Lessees

Revenues from lessees that exceeded ten percent of total revenues and other income for the periods are presented below:

	Three Months Ended March 31,
	2014		2013
	(Dollars in thousands) (Unaudited)
	Revenues	Percent	Revenues	Percent
Alpha Natural Resources	$11,642	14%	$13,782	14%
The Cline Group	$17,882	22%	$30,129	32%

In the first three months of 2014, the Partnership derived over 36% of its total revenues and other income from the two companies listed above. The Partnership has a significant concentration of revenues with Cline and Alpha, although in most cases, with the exception of the Williamson mine, the exposure is spread out over a number of different mining operations and leases. Cline’s Williamson mine was responsible for approximately 11% of the Partnership’s total revenues and other income for the first three months of 2014.

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

A summary of activity in the outstanding grants during 2014 is as follows:

(Unaudited)
Outstanding grants at January 1, 2014	1,012,984
Grants during the year	291,799
Grants vested and paid during the year	(221,700)
Forfeitures during the year	(10,650)

Outstanding grants at March 31, 2014	1,072,433

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.13% to 1.33% and 29.53% to 33.04%, respectively at March 31, 2014. The Partnership’s average distribution rate of 7.31% and historical forfeiture rate of 4.62% were used in the calculation at March 31, 2014. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $1.1 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $5.3 million and $6.6 million were made during the three month period ended March 31, 2014 and 2013, respectively.

In connection with the phantom unit awards, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

The unaccrued cost, associated with the unvested outstanding grants and related DERs at March 31, 2014 was $11.3 million.

14. Shelf Registration Statements and “At-the-Market” Program

On April 24, 2012, the Partnership filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. This shelf replaced the Partnership’s previous shelf registration statement, which expired at the end of February 2012.

On August 15, 2012, the Partnership filed a shelf registration statement on Form S-3 that registered all of the common units held by Adena Minerals. This shelf registration statement was declared effective by the SEC on September 21, 2012. Following the effectiveness of this registration statement, Adena distributed 15,181,716 common units to its shareholders, and the Partnership subsequently filed prospectus supplements to register the resale of these common units by those shareholders. The shelf registration statement filed in August 2012 also registered up to $500 million in equity securities that may be issued by the Partnership.

On November 12, 2013, the Partnership filed a prospectus supplement and entered into an Equity Distribution Agreement relating to the offer and sale from time to time of common units having an aggregate offering price of $75 million through one or more managers acting as sales agents at prices to be agreed upon at the time of sale. Under the terms of the Equity Distribution Agreement, the Partnership may also sell common units from time to time to any manager as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to any manager as principal would be pursuant to the terms of a separate terms agreement between the Partnership and such manager. Sales of common units in this “at-the-market” (“ATM”) program are made pursuant to the shelf registration statement declared effective in September 2012. For the quarter ended March 31, 2014 the Partnership sold 343,335 common units for an average price of $16.27 for gross proceeds of $5.6 million, including proceeds relating to 66,900 common units that initially traded on or prior to March 31, 2014 but that were settled subsequent to March 31, 2014. At March 31, 2014, the Partnership had received $4.5 million of the proceeds and recorded an accounts receivable for the balance of $1.1 million relating to the common units that settled subsequent to March 31, 2014. In addition, the Partnership has agreed to pay the ATM program manager a fee of up to 2% of the gross proceeds from the sale of common units under the ATM program and had accrued $0.1 million in such fees payable to the manager of the ATM program as of March 31, 2014.

On April 12, 2013, the Partnership filed a resale shelf registration statement on Form S-3 to register the 3,784,572 common units issued in the January 2013 private placement. This shelf registration statement was declared effective by the SEC in May 2013. A portion of the common units issued in the private placement were issued, directly and indirectly, to certain of the Partnership’s affiliates, including Corbin J. Robertson, Jr. and Christopher Cline.

15. Distributions

On January 31, 2014, the Partnership paid a quarterly distribution $0.35 per unit to all holders of common units on January 21, 2014.

16. Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2014 through the time of the Partnership’s filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission:

Distributions

On April 22, 2014, the Partnership declared a distribution of $0.35 per unit to be paid on May 14, 2014 to unitholders of record on May 5, 2014.

Distributions Received From Unconsolidated Equity and Other Investments

Subsequent to the end of the first quarter, the Partnership received $13.9 million in cash distributions from its equity investment in OCI Wyoming.

“At-the-Market” Program

As of the date of this filing, the Partnership had issued an additional 220,971 common units under the ATM program. Since the start of the ATM program in March 2014 through May 7, 2014, the Partnership has issued 564,306 common units, at an average price of $16.20, for total gross proceeds of $9.1 million, excluding our general partner’s capital contribution to maintain its 2% general partner interest in the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this filing and the financial statements and footnotes included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 28, 2014.

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

Executive Overview

Our Business

We engage principally in the business of owning, managing and leasing mineral properties in the United States. We own coal reserves in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2013, we owned or controlled approximately 2.3 billion tons of proven and probable coal reserves. We do not operate any mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments. We also own and manage infrastructure assets that generate additional revenues, particularly in the Illinois Basin.

We have made a concerted effort to diversify our business in recent years. In 2013, we invested over $365 million to acquire interests in non-coal-related operating businesses. In January 2013, we acquired a non-controlling equity interest in OCI Wyoming, L.P., an operator of a trona ore mining operation and a soda ash refinery in the Green River Basin, Wyoming for $292.5 million. We also completed two acquisitions of non-operated working interests in oil and gas operations in the Williston Basin of North Dakota and Montana for an aggregate purchase price of $67.4 million, after giving effect to post-closing purchase price adjustments. In addition, we own various interests in oil and gas properties that are located in other areas, including the Appalachian Basin, Louisiana and Oklahoma, and we have acquired approximately 500 million tons of aggregate reserves located in a number of states across the country.

For the three months ended March 31, 2014, we recognized approximately $27.9 million (35%) of our revenues and other income from non-coal-related sources. Our non-coal revenues consist primarily of equity income from our investment in OCI Wyoming, oil and gas revenues and aggregates revenues, all of which increased in the first quarter of 2014 over the first quarter of 2013.

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

Revenues related to our non-operated working interests in oil and gas assets are recognized on the basis of our net revenue interests in hydrocarbons produced. We also incur capital expenditure and operating expense associated with the non-operated working interests in oil and gas assets. Oil and gas royalty revenues include production payments as well as bonus payments. Oil and gas royalty revenues are recognized on the basis of hydrocarbons sold by lessees and the corresponding revenues from those sales. Generally, the lessees make payments based on a percentage of the selling price.

Our Current Liquidity Position

As of March 31, 2014, Opco had $280.0 million in available borrowing capacity under its revolving credit facility. As of such date, NRP Oil and Gas had $14.0 million in available borrowing capacity under its revolving credit facility. We typically access the capital markets to refinance amounts outstanding under our revolving credit facilities as we approach the limits under those facilities, the timing of which depends on the pace and size of our acquisition program and development capital expenditures associated with our oil and gas business.

In addition to the amounts available under our revolving credit facilities, NRP had $54.8 million in cash as of March 31, 2014. As of the date of this report, NRP had sold 564,306 common units under its “at-the-market” offering (“ATM”) program for approximately $9.1 million in gross proceeds, excluding our general partner’s capital contribution to maintain its 2% general partner interest in us. During the first quarter of 2014, we repaid $41.0 million of principal on Opco’s senior notes using a combination of cash from operations and $4.5 million of proceeds from sales of common units under the ATM program, thereby permanently reducing our total outstanding debt by $39.2 million.

We believe that the combination of our borrowing capacity under our revolving credit facilities and our cash on hand gives us enough liquidity to meet our current financial needs. Other than $81 million in principal repayments due on Opco’s senior notes each year for the next several years (including $40 million of principal payments remaining in 2014), we do not have any debt maturing until 2016. While we intend to reduce our leverage by repaying such amounts with cash from operations and issuances of equity under our ATM program, we may refinance some or all of these obligations as they come due.

Current Results/Market Outlook

Our total revenues and other income for the three months ended March 31, 2014 were $80.3 million, which were down compared to the $94.3 million in total revenues and other income received for the three months ended March 31, 2013. Although our total revenues and other income were down 15% from the first quarter of 2013, our coal-related revenues were down approximately 33% from the first quarter of 2013. The majority of the decrease was due to lower Central Appalachian coal royalty revenues which were down 24% from the first quarter of 2013. We continue to see the benefits of our diversification efforts, as our revenues and other income from sources other than coal represented 35% of our total revenues and other income in the first quarter of 2014, up from approximately 17% of total revenues and other income in the first quarter of 2013. During the first quarter of 2014, our investment in OCI Wyoming’s trona mining and soda ash production operations contributed $9.8 million in other income, and our oil and gas revenues increased $8.3 million as compared to the first quarter of 2013.

The challenges that have affected the coal markets over the last two years have continued in the first quarter of 2014. As a result of the exceptionally cold winter of 2013-2014, natural gas prices have increased substantially and natural gas storage levels have dropped below the five-year average. In addition, utilities have been running their coal units, including those units expected to be retired in 2015, at near full capacity, and coal stockpiles are at multi-year lows. Despite these developments, we have not yet seen significant improvement in steam coal prices realized by our lessees. However, we expect that utility stockpiles will continue to be depleted in the 2014 summer burn season, which, together with continued strong demand for power and relatively high natural gas prices, could result in improvements to the steam coal market during 2014.

We continue to have substantial exposure to metallurgical coal, from which we derived approximately 39% of our coal revenues and 28% of the related production during the first quarter of 2014. The first quarter 2014 benchmark price for metallurgical coal is at a multi-year low of $120 per metric ton. The global metallurgical coal market continues to suffer from oversupply, particularly out of Australia, where miners benefit from the weak Australian dollar. We do not anticipate metallurgical coal prices recovering in 2014, and it is likely that one or more of our lessees will reduce production of metallurgical coal from our properties as long as prices remain at current levels.

On April 7, 2014, one of our lessees, James River Coal Company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2014, the net book value of our properties leased to James River was approximately $35 million, net of previously paid minimums. At this early stage in the bankruptcy process, we do not yet know whether our leases will be accepted or rejected in the bankruptcy process or assigned to a third party in connection with a sale. However, if our leases are rejected in the bankruptcy or if mining operations on our properties cease, we may determine that some or all of such properties are impaired. In the first quarter of 2014, James River accounted for approximately 1% of total revenues and other income, and for the year ended December 31, 2013, it represented 2% of total revenues and other income. We do not expect the resolution of the bankruptcy to have a material impact on our revenues. We will continue to monitor these properties for potential impairment as the bankruptcy proceedings progress.

OCI Wyoming’s trona mine and soda ash refinery business performed in line with our expectations during the first quarter of 2014. OCI Wyoming’s international sales through ANSAC were better than we anticipated during the quarter, and the international soda ash market is projected to improve over the course of the year. However, the strong international sales were offset by lower than expected domestic sales during the first quarter. The business was also impacted by higher natural gas prices, which increased refining costs. The cash we receive from OCI Wyoming is in part determined by the quarterly distribution declared by OCI Resources LP. Subsequent to the end of the first quarter, OCI Resources LP announced that it would maintain its quarterly distribution at $0.50 per common unit.

The natural gas and crude oil markets in the first quarter have remained robust. Natural gas prices displayed some volatility due to weather and larger than normal storage withdrawals, but have resulted in a net price increase. Oil markets have continued a strong growth trajectory fueled by healthy prices and production growth in the primary oil producing plays such as the Bakken/Three Forks. We anticipate our oil and natural gas assets will see continued development and production growth during 2014 as long as the commodities markets remain strong.

Political, Legal and Regulatory Environment

The political, legal and regulatory environment continues to be difficult for the coal industry. The Environmental Protection Agency (“EPA”) has used its authority to create significant delays in the issuance of new permits and the modification of existing permits, which has led to substantial delays and increased costs for coal operators. In addition, the electric utility industry, which is the most significant end-user of domestic coal, is subject to extensive regulation regarding the environmental impact of its power generation activities. In January 2014, EPA published proposed new source performance standards for greenhouse gas emissions from new fossil fuel-fired electric generating units. The effect of the proposed rules would be to require partial carbon capture and sequestration on any new coal-fired power plants, which may amount to their effective prohibition. President Obama has directed EPA to issue proposed regulations on existing fossil fuel-fired power plants in June 2014. We expect that EPA’s proposed regulations for both new and existing power plants will negatively affect the viability of coal-fired power generation, which will ultimately reduce coal consumption and the production of coal from our properties. Furthermore, the federal courts have recently handed down several decisions that are adverse to the coal industry, including the decision by the U.S. Court of Appeals for the D.C. Circuit in April 2014 to uphold EPA’s Mercury and Air Toxics (MATS) rule, which may further adversely affect coal power plants. In April 2014, the U.S. Supreme Court reversed the D.C. Circuit’s vacatur of the Cross-State Air Pollution Rule (CSAPR). Although compliance with the MATS rule in 2015 is likely to reduce most states’ emission below the penalty thresholds in CSAPR, depending on the timing of re-implementation of CSAPR, coal-fired power plants could be adversely affected this year. In addition, in March 2014, the U.S. Supreme Court denied a petition for a writ of certiorari in Mingo Logan Coal Company v. EPA, which denial has the effect of upholding EPA’s retroactive veto of a dredge and fill permit issued under the Clean Water Act at a coal mine and further prolongs uncertainties for companies operating with Clean Water Act fill permits and their business partners.

In addition to government action, private citizens’ groups have continued to be active in bringing lawsuits against operators and landowners. In 2012 and 2013, several citizen suit group lawsuits were filed against mine operators for allegedly violating conditions in their NPDES permits requiring compliance with West Virginia’s water quality standards. Some of the lawsuits allege violations of water quality standards for selenium, whereas others allege that discharges of conductivity and sulfate are causing violations of West Virginia’s narrative water quality standards, which generally prohibit adverse effects to aquatic life. The citizen suit groups seek penalties as well as injunctive relief that would limit future discharges of selenium, conductivity or sulfate. While it is too early to determine the ultimate resolution of these lawsuits, any rulings requiring operators to reduce their discharges of selenium, conductivity or sulfate could result in large treatment expenses for our lessees. In 2013, several citizen group lawsuits were filed against landowners alleging ongoing discharges of pollutants, including selenium, from valley fills located at reclaimed mountaintop removal mining sites in West Virginia. In each case, the mine on the subject property has been closed, the property has been reclaimed, and the state reclamation bond has been released. While it is too early to predict the final outcome of any of these lawsuits, any final determination that a landowner or lessee has liability for discharges from a previously reclaimed mine site would result in uncertainty as to continuing liability for completed and reclaimed coal mine operations.

Recent Acquisitions

We are a growth-oriented company and have closed a number of acquisitions over the last several years. Our most recent acquisitions are briefly described below.

Sundance. In December 2013, we acquired non-operated working interests in oil and gas properties in the Williston Basin of North Dakota, including properties producing from the Bakken/Three Forks play, from Sundance Energy, Inc. for $29.4 million, after giving effect to post-closing purchase price adjustments. The properties, which are all held by production are located in McKenzie, Mountrail and Dunn counties and are actively being developed.

Abraxas. In August 2013, we acquired non-operated working interests in producing oil and gas properties in the Williston Basin of North Dakota and Montana, including properties producing from the Bakken/Three Forks play, from Abraxas Petroleum Corporation for $38.0 million, following post-closing purchase price adjustments.

OCI Wyoming. In January 2013, we acquired a non-controlling equity interest in OCI Wyoming, an operator of a trona ore mining operation and a soda ash refinery in the Green River Basin, Wyoming, from Anadarko Holding Company and its subsidiary, Big Island Trona Company for $292.5 million. The acquisition agreement provides for up to the net present value of $50 million in additional contingent consideration payable by us should certain performance criteria be met as defined in the purchase and sales agreement in any of 2013, 2014 or 2015. We accrued $15 million as part of the purchase consideration, of which we have paid $0.5 million in contingent consideration to Anadarko with respect to 2013. For more information on the OCI Wyoming acquisition, see “—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments—OCI Wyoming Contingent Consideration Payment.”

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

Our distributable cash flow represents cash flow from operations, proceeds from sale of assets and returns on direct financing lease and contractual override. Although distributable cash flow is a “non-GAAP” financial measure, we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable cash flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Distributable cash flow may not be calculated the same for us as for other companies.

Reconciliation of “Net cash provided by operating activities” to “Distributable cash flow”

	Three Months Ended March 31,
	2014	2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$38,630	$43,913
Return on direct financing lease and contractual override	297	418
Proceeds from sale of assets	—	154

Distributable cash flow	$38,927	$44,485

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

Reconciliation of “Net income” to “EBITDA”

	Three Months Ended March 31,
	2014	2013
	(in thousands)
	(unaudited)
Net income	$32,605	$47,906
Add depreciation, depletion and amortization	14,647	14,762
Add asset impairments	—	291
Add interest expense, gross	19,860	14,663
Add depreciation, depletion and amortization relating to OCI Wyoming	4,608	2,993

EBITDA	$71,720	$80,615

EBITDA presented in the table above differs from the EBITDDA definitions contained in Opco’s debt agreement covenants. In calculating EBITDDA for purposes of Opco’s debt covenant compliance, pro forma effect may be given to acquisitions and dispositions made during the relevant period. See “—Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments—Opco Debt” for a description of Opco’s debt agreements.

Results of Operations

As disclosed in Note 2: “Significant Accounting Policies Update,” amounts relating to coal royalties, processing fees, transportation fees, minimums recognized as revenue, override royalties and other for the three months ended March 31, 2013 have been reclassified into a single line item “Coal related revenues” on the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014. Similarly, amounts relating to 2013 aggregate royalties, processing fees, minimums recognized as revenue, override royalties and other have been reclassified into a single line item “Aggregate related revenues” on the 2014 Consolidated Statements of Comprehensive Income. Accordingly, we have revised our comparative discussions below to make corresponding changes.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Coal Related Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per ton data) (Unaudited)
Regional Statistics
Coal royalty production (tons)
Appalachia
Northern	2,651	3,741	(1,090)	(29)%
Central	4,376	5,120	(744)	(15)%
Southern	984	1,104	(120)	(11)%

Total Appalachia	8,011	9,965	(1,954)	(20)%
Illinois Basin	3,122	2,894	228	8%
Northern Powder River Basin	879	795	84	11%
Gulf Coast	240	179	61	34%

Total	12,252	13,833	(1,581)	(11)%

Average coal royalty revenue per ton
Appalachia
Northern	$0.81	$1.31	$(0.50)	(38)%
Central	4.58	5.16	(0.58)	(11)%
Southern	5.55	6.97	(1.42)	(20)%
Total Appalachia	3.45	3.91	(0.46)	(12)%
Illinois Basin	3.99	4.37	(0.38)	(8)%
Northern Powder River Basin	2.97	2.68	0.29	11%
Gulf Coast	3.40	3.72	(0.32)	(9)%
Combined average gross royalty per ton	$3.55	$3.94	$(0.39)	(10)%
Coal royalty revenues
Appalachia
Northern	$2,139	$4,884	$(2,745)	(56)%
Central	20,038	26,406	(6,368)	(24)%
Southern	5,464	7,700	(2,236)	(29)%

Total Appalachia	27,641	38,990	(11,349)	(29)%
Illinois Basin	12,470	12,657	(187)	(1)%
Northern Powder River Basin	2,610	2,129	481	23%
Gulf Coast	815	666	149	22%

Total	$43,536	$54,442	$(10,906)	(20)%

Other coal related revenues
Override revenue	$1,343	$3,862	$(2,519)	(65)%
Transportation and processing fees	5,097	5,975	(878)	(15)%
Minimums recognized as revenue	1,470	4,456	(2,986)	(67)%
Reserve swap	—	8,149	(8,149)	(100)%
Wheelage	927	959	(32)	(3)%

Total	$8,837	$23,401	$(14,564)	(62)%

Total coal related revenues	$52,373	$77,843	$(25,470)	(33)%

Total coal related revenues. Total coal related revenues comprised approximately 65% and 83% of our total revenues and other income for the three month periods ended March 31, 2014 and 2013, respectively. The following is a discussion of the major categories of coal related revenue:

Coal royalty revenues and production. Coal royalty revenues comprised approximately 54% and 58% of our total revenues and other income for the three month periods ended March 31, 2014 and 2013, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia. Coal royalty revenues decreased $11.3 million or 29% in the three-month period ended March 31, 2014 compared to the same period of 2013, while production decreased 2.0 million tons or 20%.

Production from our properties in the Central Appalachian region declined by 15% due to a combination of the idling of mining units or mines, lower sales volumes from mines on our property and some mining units moving to adjacent properties in the normal course of mining. In addition, pricing realized by the lessees for both steam and metallurgical coal in Central Appalachia is generally below the levels of the same quarter in 2013, causing a higher percentage decrease in coal royalty revenues compared to the decrease in production.

The Southern Appalachian region also had decreased production and coal royalty revenues, primarily due to one of our lessees curtailing production during the sale of its operations and the timing of sales by some other lessees. In addition prices from the metallurgical sales from our properties were lower than the same period in 2013, creating a higher percentage decrease in coal royalty revenue compared to the decrease in coal production.

With respect to Northern Appalachia, during the quarter ended March 31, 2014 there was also a decrease in coal royalty revenue and production. These decreases were primarily due to some lessees having a greater proportion of their production on adjacent properties. Our revenue per ton in the region was also lower primarily due to one of our leases, which has a very low royalty per ton, being a larger proportion of production in the region.

Illinois Basin. Coal royalty revenues for the three months ended March 31, 2014 decreased slightly when compared to the same period in 2013, although production increased by 8%. Increased production from our Williamson and Hillsboro properties was partially offset by lower sales from our Macoupin property and another property in Indiana where a lessee had a greater proportion of production from adjacent properties. Prices received by our lessees were at or below those received in the same period in 2013, causing a decrease in the revenue per ton for the region.

Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership. The lessee also realized higher sales prices, which increased the royalty per ton for the quarter.

Gulf Coast. Coal royalty revenue and production for the three months ended March 31, 2014 increased compared to the same period in 2013 due to one of our lessees having a larger proportion of mining on our property.

Other coal related revenues. Other coal related revenues for the three months ended March 31, 2014 decreased 62% compared to the same period in 2013. The following is a discussion of the revenues derived from each of the major sources of other coal-related revenue:

Override revenue for the three months ended March 31, 2014 decreased by 65% compared to the same period in 2013 primarily due to one lessee moving its mining operations from an area on which we receive an overriding royalty onto property on which we receive coal royalty revenue.

Transportation and processing fees decreased by $0.9 million or 15%, for the three months of 2014, when compared to the same period in 2013. The decrease is due to the temporary idling of two processing facilities in response to market conditions and timing of tonnage moving across our transportation assets.

Minimums recognized as revenue decreased $3.0 million or 67% for the three months ended March 31, 2014 when compared to the same period in 2013, primarily due to the recoupment period on Foresight Energy’s Macoupin mine expiring in 2013 for minimums paid in 2009. Minimums for that lease paid after 2009 have longer recoupment periods.

During the three months ended March 31, 2013, we completed a reserve swap and recognized the associated revenue. We did not have such a reserve swap in the same period in 2014.

Wheelage revenue decreased by 3% for the three months ended March 31, 2014 compared to the same period in 2013. This slight decrease was due to the normal fluctuations of tonnage that are subject to wheelage charges

Aggregate and Industrial Minerals Related Revenues

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per ton data) (Unaudited)
Aggregate royalty revenues and production
Tonnage	1,215	1,283	(68)	(5)%
Aggregate royalty per ton	$1.22	$1.21	$0.01	1%
Total aggregate royalty revenues	$1,481	$1,552	$(71)	(5)%
Other aggregate related revenues	$1,915	$1,404	$511	36%

Total aggregate related revenues	$3,396	$2,956	$440	15%

Equity and other unconsolidated investment earnings	$9,779	$7,048	$2,731	39%

Total aggregates and industrial minerals related revenue	$13,175	$10,004	$3,171	32%

Total aggregate and industrial minerals related revenue. Total aggregate and industrial minerals revenues represented approximately 16% and 11% of our total revenues and other income for the three month periods ended March 31, 2014 and 2013, respectively. The following is a discussion of the major categories of these revenues:

Aggregate royalty revenues and production both decreased 5% for the quarter ended March 31, 2014, while average royalty per ton increased 1%.

Other aggregate related revenues were up $0.4 million or 15% compared to last year due to a lessee relinquishing their recoupments rights on previously paid minimums in 2014.

Equity and other unconsolidated investment earnings. Income from our investment in the OCI Wyoming trona mining and soda ash production business was $9.8 million for the quarter ended March 31, 2014 and we received $11.6 million in cash during the quarter. For the same period in 2013, we recorded equity income of $7.0 million and received $0.2 million in cash. This represents an increase in equity income of 39% due to the first quarter of 2014 reflecting a full quarter of revenues as well as improved income for OCI Wyoming in 2014 over 2013.

Oil and Gas Related Revenues

Oil and gas revenues increased $8.3 million for the current quarter when compared to the same quarter in 2013. The increase in revenues is primarily due to revenues from our non-operated working interests in our Bakken/Three Forks properties which were acquired during the second half of 2013. We also saw an increase in royalty revenues from our Oklahoma assets.

Other Operating Results

In addition to income related to coal related revenues, aggregates and industrial minerals related revenues and oil and gas related revenues, we generated approximately 6% and 5% of our total revenues and other income from other sources for the first three months of 2014 and 2013, respectively. Other sources of revenues primarily include: reimbursements of property taxes from our lessees, rentals, metal revenue and timber royalties.

Operating costs and expenses. Included in total expenses are:

•	Depreciation, depletion and amortization expenses were virtually flat for the three months ended March 31, 2014 when compared to the same period for 2013. Although the expense was essentially the same when comparing the two years, coal depletion was actually down on lower production offset by increased oil and gas depletion for our non-operated working interests that were acquired during the second half of 2013.

•	General and administrative expenses decreased $5.7 million for the three months ended March 31, 2014 compared to the same periods for 2013. The change in general and administrative expense is primarily due to a decrease in long term incentive plan expense due to the fluctuation in unit price.

Interest Expense. Interest expense increased approximately $5.2 million for the three months ended March 31, 2014 over the same period in 2013. The increase reflects the issuance of NRP’s 9.125% senior notes issued in September 2013.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Generally, we satisfy our working capital requirements with cash generated from operations. We finance our property acquisitions with available cash, borrowings under our revolving credit facilities, and the issuance of senior notes and additional common units. While our ability to satisfy our debt service obligations and pay distributions to our unitholders depends in large part on our future operating performance, our ability to make acquisitions will depend on prevailing economic conditions in the financial markets as well as the coal, oil and gas and aggregates/industrial minerals industries and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from operations, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our capital expenditures, other than for acquisitions, have historically been minimal. However, we incur capital expenditures and operating expenses associated with the non-operated working interests in oil and gas assets. We finance those capital expenditures through a combination of cash flow from operations and borrowings under the NRP Oil and Gas revolving credit facility.

Opco’s revolving credit facility does not mature until August 2016 and, as of March 31, 2014, Opco had $280 million in available capacity under the facility. As of March 31, 2014, NRP Oil and Gas had $14.0 million available for borrowing under its revolving credit facility. We typically access the capital markets to refinance amounts outstanding under our revolving credit facilities as we approach the limits under those facilities, the timing of which depends on the pace and size of our acquisition program and development capital expenditures associated with our oil and gas business.

In addition to the amounts available under our revolving credit facilities, we had $54.8 million in cash at March 31, 2014. As of the date of this report, NRP had sold 564,306 common units under its “at-the-market” offering (“ATM”) program for approximately $9.1 million in gross proceeds, excluding our general partner’s capital contribution to maintain its 2% general partner interest in us. During the first quarter of 2014, we repaid $41.0 million of principal on Opco’s senior notes using a combination of cash from operations and $4.5 million of proceeds from sales of common units under the ATM program, thereby permanently reducing our total outstanding debt by $39.2 million. Because we used $36.5 million in cash from operations to repay principal on these notes during the first quarter, our current liabilities exceeded our current assets by approximately $19.7 million as of March 31, 2014.

We believe that the combination of our capacity under our revolving credit facilities and our cash on hand gives us enough liquidity to meet our current financial needs. Other than $81 million in principal repayments due on Opco’s senior notes each year for the next several years, we do not have any debt maturing until 2016. For the fourth quarter of 2013 and the first quarter of 2014, our Board of Directors declared a cash distribution of $0.35 per unit. These distributions each represent a $0.20 (36%) decrease from the distribution declared and paid with respect to the third quarter of 2013. We believe that the reduced distribution amount will position NRP to reduce its debt over time while preserving its liquidity to pursue accretive acquisitions. As of March 31, 2014, our debt covenant ratios are in compliance for both revolving credit facilities, Opco’s term loan facility and Opco’s outstanding senior notes. For a more complete discussion of factors that will affect our liquidity, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 was $38.6 million and $43.9 million, respectively. The majority of our cash provided by operating activities is generated from coal royalty revenues, our equity interest in OCI Wyoming and beginning in 2014, oil and gas revenues.

Net cash used in investing activities for the three months ended March 31, 2014 was $1.5 million primarily for additional expenditures relating to our previous acquisitions for non-operated working interests in producing oil and gas properties. Net cash used in investing activities for the three months ended March 31, 2013 was $292.4 million. Substantially all of our 2013 investing activities consisted of the acquisitions of the interest in OCI Wyoming, see “Note 4. Equity and Other Investments”.

Net cash used in financing activities for the three months ended March 31, 2014 was $74.8 million. During the first three months of 2014, we had net proceeds from loans of $2.0 million, net proceeds from equity transactions of $4.5 million, and a capital contribution from our general partner of $0.1 million. These proceeds were offset by loan payments of $41.2 million and distributions to partners of $40.2 million. During the same period for 2013, net cash provided by financing activities was $175.2 million, which included net proceeds from loans of $198.4, net proceeds from equity transactions of $75.0 million, and a capital contribution from our general partner of $1.5 million. These proceeds were offset by debt repayments of $36.6 million and distributions to partners of $63.1 million.

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

Opco Debt

As of the date of this filing, Opco’s debt consisted of:

•	$20.0 million drawn under the floating rate revolving credit facility, due August 2016;

•	$99.0 million floating rate term loan, due January 2016;

•	$23.1 million of 4.91% senior notes due 2018;

•	$107.1 million of 8.38% senior notes due 2019;

•	$53.8 million of 5.05% senior notes due 2020;

•	$1.3 million of 5.31% utility local improvement obligation due 2021;

•	$27.0 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$150.0 million of 5.82% senior notes due 2024;

•	$45.5 million of 8.92% senior notes due 2024;

•	$175.0 million of 5.03% senior notes due 2026; and

•	$50.0 million of 5.18% senior notes due 2026.

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

During 2014, Opco’s borrowings and repayments under its credit facility were as follows:

Quarter Ending March 31
(in thousands)
(unaudited)
Outstanding balance, beginning of period	$20,000
Borrowings under credit facility	—
Less: Repayments under credit facility	—

Outstanding balance, ending period	$20,000

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

Term Loan. In connection with the OCI Wyoming acquisition, Opco entered into a 3-year, $200 million term loan facility in January 2013. The term loan facility is guaranteed by Opco’s operating subsidiaries and bore interest at a weighted average rate of 1.91% in March 31, 2014. Interest on the term loan became payable initially in April 2013. We repaid $101 million of the term loan during 2013. The remaining balance of $99.0 million is due on January 23, 2016. The term loan facility contains financial covenants and other terms that are identical to those of our credit facility.

NRP Oil and Gas Debt

Revolving Credit Facility. In August 2013, NRP Oil and Gas entered into a 5-year, $100 million senior secured, reserve-based revolving credit facility in order to fund capital expenditure requirements related to the development of the oil and gas assets in which it owns non-operated working interests. The credit facility had an initial borrowing base of $8.0 million, which was increased to $16.0 million in connection with the closing of the Sundance acquisition in December 2013. The credit facility is secured by a first priority lien and security interest in substantially all of the assets of NRP Oil and Gas. NRP Oil and Gas is the sole obligor under its revolving credit facility, and neither NRP nor any of its other subsidiaries is a guarantor of such facility. As of March 31, 2014, NRP Oil and Gas had $2.0 million outstanding under the facility.

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

OCI Wyoming Contingent Consideration Payment

In January 2013, we acquired certain non-controlling equity interests in OCI Wyoming Co. (OCI Co) and OCI Wyoming, L.P. (OCI LP), an operator of a trona mining and soda ash refining business. At the time of acquisition, (1) the acquired interests comprised a 48.51% general partner interest in OCI LP and 20% of the common stock and 100% of the preferred stock in OCI Co, (2) OCI Co owned a 1% limited partner interest in OCI LP and the right to receive a $14.5 million annual priority distribution and (3) 80% of the common stock in OCI Co was owned by OCI Chemical Corporation, and the remaining 50.49% general partner interest in OCI LP was owned by OCI Wyoming Holding Co., a subsidiary of OCI Chemical Corporation. The equity interest was acquired from Anadarko Holding Company (Anadarko) and its subsidiary, Big Island Trona Company for $292.5 million. The purchase price was funded from the proceeds of a $200 million term loan, $76.5 million in equity and GP interests issued in a private placement and the balance from operating cash. The acquisition agreement provides for a net present value of up to $50 million in cumulative additional contingent consideration payable by us should certain performance criteria be met at OCI LP as defined in the purchase and sale agreement in any of the years 2013, 2014 or 2015. At December 31, 2013, we accrued $15 million of contingent consideration that is included in equity and other unconsolidated investments. We paid $0.5 million of consideration in the first quarter of 2014. As of March 31, 2104, the current portion of $4.9 million is included in accounts payable and accrued liabilities and the long term portion of $9.6 million is included in other non-current liabilities.

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

With respect to the contingent consideration, in March 2014, Anadarko gave us written notice that it believes the reorganization transactions triggered an acceleration of our obligation to pay the additional contingent consideration in full and demanded immediate payment of such amount. We do not believe the reorganization transactions triggered an obligation to pay the additional contingent consideration, and we will continue to engage in discussions with Anadarko to resolve the issue. However, if Anadarko were to prevail on such a claim, we would be required to pay an amount to Anadarko in excess of the $15 million accrual described above up to the maximum amount of the additional contingent consideration. Any such additional amount would be considered to be additional acquisition consideration and added to Equity and other unconsolidated investments. We expect to pay any incremental amount with borrowings under our revolving credit facility or cash from operations. Any such borrowings and payments would reduce the amounts otherwise available to us for acquisitions and other opportunities.

Consolidated Debt

The following table reflects our long-term non-cancelable contractual obligations as of March 31, 2014 (in millions) (unaudited):

	Payments Due by Period
Contractual Obligations	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
NRP:
Long-term debt principal payments (including current maturities)(1)	$300.0	$—	$—	$—	$—	$300.0	$—
Long-term debt interest payments(2)	123.3	13.7	27.4	27.4	27.4	27.4	—
NRP Oil & Gas:
Long-term debt principal payments	2.0	—	—	—	—	$2.0	—
Opco:
Long-term debt principal payments (including current maturities) (3)	826.8	39.8	81.0	200.0	81.0	81.0	344.0
Long-term debt interest payments(4)	236.9	46.6	41.5	33.6	28.2	23.2	63.8
Rental leases(5)	3.2	0.5	0.7	0.7	0.7	0.6	—

Total	$1,492.2	$100.6	$150.6	$261.7	$137.3	$434.2	$407.8

(1)	On September 18, 2013, NRP and NRP Finance issued $300 million of 9.125% senior notes at an offering price of 99.007% of par value due October 1, 2018.

(2)	The amounts indicated in the table include interest due on 9.125% senior notes, which accrued from September 18, 2013, the issue date of the senior notes.
(3)	The amounts indicated in the table include principal due on Opco’s senior notes, as well as the utility local improvement obligation related to our property in DuPont, Washington. On January 24, 2013, Opco entered into a $200 million three year term loan. As of December 31, 2013, there was $99.0 million outstanding which is due in January 2016.
(4)	The amounts indicated in the table include interest due on Opco’s senior notes as well as the utility local improvement obligation related to our property in DuPont, Washington.
(5)	On January 1, 2009, Opco entered into a ten-year lease agreement for the rental of office space from Western Pocahontas Properties Limited Partnership for $0.6 million per year. In addition, BRP leases office space for approximately $100,000 per year. These rental obligations are included in the table above.

Shelf Registration Statements and “At-the-Market” Program

On April 24, 2012 we filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. This shelf replaced our previous shelf registration statement, which expired at the end of February 2012.

On August 15, 2012, we filed a shelf registration statement on Form S-3 that registered all of the common units held by Adena Minerals. This shelf registration statement was declared effective by the SEC on September 21, 2012. Following the effectiveness of this registration statement, Adena distributed 15,181,716 common units to its shareholders, and we subsequently filed prospectus supplements to register the resale of these common units by those shareholders. The shelf registration statement filed in August 2012 also registered up to $500 million in equity securities to be sold by NRP. On November 12, 2013, we filed a prospectus supplement and entered into an Equity Distribution Agreement relating to the offer and sale from time to time of common units having an aggregate offering price of $75 million through one or more managers acting as sales agents at prices to be agreed upon at the time of sale. Under the terms of the Equity Distribution Agreement, we may also sell common units from time to time to any manager as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to any manager as principal would be pursuant to the terms of a separate terms agreement between NRP and such manager. Sales of common units in this “at-the-market” (“ATM”) program are made pursuant to the shelf registration statement declared effective in September 2012. For the quarter ended March 31, 2014, we sold 343,335 common units for an average price of $16.27 for gross proceeds of $5.6 million, including 66,900 common units that initially traded on or prior to March 31, 2014 but that were settled subsequent to March 31, 2014. At March 31, 2014, we had received $4.5 million of the proceeds and recorded an accounts receivable for the balance of $1.1 million with respect to the units settled subsequent to March 31, 2014.

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

Related Party Transactions

Reimbursements to our General Partner

Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, we reimburse our general partner and its affiliates for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. We had an amount payable to Quintana Minerals Corporation of $0.9 million at March 31, 2014 for services provided by Quintana. Cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders.

The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands) (Unaudited)
Reimbursement for services	$2,937	$2,820

For additional information, see “Certain Relationships and Related Transactions, and Director Independence — Omnibus Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 4,917,548 common units. Revenues from Cline affiliates are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands) (Unaudited)
Coal royalty revenues	$12,342	$12,217
Transportation and processing fees	4,649	5,249
Minimums recognized as revenue	—	3,477
Override revenue	831	1,037
Other revenue	—	8,149

Coal related revenues	$17,822	$30,129

At March 31, 2014, we had amounts due from Cline affiliates totaling $10.4 million, of which $51.1 million was attributable to agreements relating to Sugar Camp. As of March 31, 2014, we had received $74.7 million in minimum royalty payments to date that have not been recouped by Cline affiliates, of which $3.7 million was received in the current year.

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

At March 31, 2014, a fund controlled by Quintana Capital owned a majority interest in Corsa Coal Corp., a coal mining company traded on the TSX Venture Exchange that is one of our lessees in Tennessee. Corbin J. Robertson III, one of our directors, is Chairman of the Board of Corsa. Revenues from Corsa are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands) (Unaudited)
Coal royalty revenues	$905	$1,103

We also had accounts receivable totaling $0.3 million from Corsa at March 31, 2014.

A fund controlled by Quintana Capital owned a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. Subsequent to the end of the second quarter of 2013, Taggart was sold to Forge Group, and Quintana no longer retains an interest in Taggart or Forge. We own and lease preparation plants to Forge, which operates the plants. The lease payments were based on the sales price for the coal that was processed through the facilities.

Revenues from Forge for the three months ended March 31, 2013 were $0.7 million. Subsequent to the second quarter of 2013, Forge is no longer considered a related party of NRP.

Environmental

The operations our lessees conduct on our properties are subject to federal and state environmental laws and regulations. See Item 1, “Business — Regulation and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties at March 31, 2014. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in reclamation obligations. During 2013, several citizen group lawsuits were filed against landowners alleging ongoing discharges of pollutants, including selenium, from valley fills located at reclaimed mountaintop removal mining sites in West Virginia. In each case, the mine on the subject property has been closed, the property has been reclaimed, and the state reclamation bond has been released. While it is too early to determine the merits or predict the outcome of any of these lawsuits, any determination that a landowner or lessee has liability for discharges from a previously reclaimed mine site would result in uncertainty as to continuing liability for completed and reclaimed coal mine operations.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under our revolving credit facility and term loan, which are subject to variable interest rates based upon LIBOR. At March 31, 2014, we had $121.0 million in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.2 million, assuming the same principal amount remained outstanding during the year.

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

Item 1A. Risk Factors

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	—	Purchase Agreement, dated as of January 23, 2013, by and among Anadarko Holding Company, Big Island Trona Company, NRP Trona LLC and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 25, 2013).

3.1	—	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582)

3.2	—	Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 21, 2010).

3.3	—	Fifth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC dated as of October 31, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 31, 2013).

4.1	—	First Amendment, dated March 6, 2012, to the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on August 7, 2012).

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*	—	The following financial information from the Quarterly Report on Form 10-Q of Natural Resource Partners L.P. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed or, in the case of Exhibits 32.1 and 32.2, furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner
Date: May 7, 2014
	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2014
	By:	/s/ Dwight L. Dunlap
Dwight L. Dunlap,
Chief Financial Officer and
Treasurer
(Principal Financial Officer)
Date: May 7, 2014
	By:	/s/ Kenneth Hudson
Kenneth Hudson
Controller
(Principal Accounting Officer)