Form 10-Q
period 2014-09-30
NATURAL RESOURCE PARTNERS LP
filed 2014-11-07
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 7, 2014 there were 122,278,412 Common Units outstanding.

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q are forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements that are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding:

•	our business strategy;

•	our financial strategy;

•	prices of and demand for coal, hydrocarbons, aggregates and industrial minerals;

•	estimated revenues, expenses and results of operations;

•	the amount, nature and timing of capital expenditures;

•	our ability to make acquisitions;

•	our liquidity and access to capital;

•	projected production levels by our lessees;

•	OCI Wyoming’s trona mining and soda ash refinery operations;

•	our acquisition of VantaCore and the Kaiser-Francis assets;

•	the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us and of scheduled or potential regulatory or legal changes; and

•	global and U.S. economic conditions.

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

You should not put undue reliance on any forward-looking statements. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for important factors that could cause our actual results of operations or our actual financial condition to differ.

Part I. Financial Information

Item 1. Financial Statements

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit information)

ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$78,126	$92,513
Accounts receivable, net of allowance for doubtful accounts	33,954	33,737
Accounts receivable – affiliates	10,547	7,666
Other	899	1,691

Total current assets	123,526	135,607
Land	24,338	24,340
Plant and equipment, net	22,839	26,435
Mineral rights, net	1,385,919	1,405,455
Intangible assets, net	58,696	66,950
Equity and other unconsolidated investments	262,414	269,338
Loan financing costs, net	9,841	11,502
Long-term contracts receivable—affiliate	50,411	51,732
Other assets	560	497

Total assets	$1,938,544	$1,991,856

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$13,907	$8,659
Accounts payable – affiliates	485	391
Current portion of long-term debt	80,983	80,983
Accrued incentive plan expenses – current portion	6,535	8,341
Property, franchise and other taxes payable	5,764	7,830
Accrued interest	20,376	17,184

Total current liabilities	128,050	123,388
Deferred revenue	153,931	142,586
Accrued incentive plan expenses	6,887	10,526
Other non-current liabilities	9,712	14,341
Long-term debt	1,017,498	1,084,226
Partners’ capital:
Common units outstanding: (111,351,722 and 109,812,408)	613,176	606,774
General partner’s interest	10,212	10,069
Non-controlling interest	(650)	324
Accumulated other comprehensive loss	(272)	(378)

Total partners’ capital	622,466	616,789

Total liabilities and partners’ capital	$1,938,544	$1,991,856

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues and other income:
Coal related revenues	$65,193	$62,004	$172,927	$207,236
Aggregate related revenues	2,655	3,789	9,614	9,662
Oil and gas related revenues	9,601	3,886	37,481	9,742
Equity and other unconsolidated investment income	9,685	7,238	28,865	22,168
Property taxes	3,520	4,009	10,865	11,805
Other	955	1,311	2,727	2,760

Total revenues and other income	91,609	82,237	262,479	263,373
Operating expenses:
Depreciation, depletion and amortization	18,621	17,852	49,618	50,025
Asset impairments	—	—	5,624	734
General and administrative	7,664	7,305	22,550	27,769
Property, franchise and other taxes	4,767	4,234	15,836	12,810
Oil and gas lease operating expenses	2,147	483	6,359	483
Transportation costs	354	455	1,238	1,242
Royalty payments	3,029	284	3,385	826

Total operating expenses	36,582	30,613	104,610	93,889

Income from operations	55,027	51,624	157,869	169,484
Other income (expense)
Interest expense	(18,862)	(15,516)	(57,759)	(44,619)
Interest income	8	18	75	232

Income before non-controlling interest	36,173	36,126	100,185	125,097
Non-controlling interest	—	—	—	—

Net income	$36,173	$36,126	$100,185	$125,097

Net income attributable to:
General partner	$723	$723	$2,004	$2,502

Limited partners	$35,450	$35,403	$98,181	$122,595

Basic and diluted net income per limited partner unit	$0.32	$0.32	$0.89	$1.12

Weighted average number of units outstanding	111,244	109,812	110,504	109,507

Comprehensive income	$36,543	$36,167	$100,291	$125,243

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$100,185	$125,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	49,618	50,025
Gain on reserve swap	(5,690)	(8,149)
Equity and other unconsolidated investment income	(28,865)	(22,168)
Distributions of earnings from unconsolidated investments	32,225	24,113
Non-cash interest charge, net	2,145	1,454
Gain on sale of assets	(3)	(551)
Asset impairment	5,624	734
Change in operating assets and liabilities:
Accounts receivable	(7,542)	9,477
Other assets	750	864
Accounts payable and accrued liabilities	1,623	792
Accrued interest	3,192	(2,598)
Deferred revenue	11,345	13,331
Accrued incentive plan expenses	(5,445)	(80)
Property, franchise and other taxes payable	(2,066)	(2,826)

Net cash provided by operating activities	157,096	189,515

Cash flows from investing activities:
Acquisition of plant and equipment	(207)	—
Acquisition of land, coal, other mineral rights and related intangibles	(768)	(38,303)
Oil and gas capital expenditures	(13,267)	—
Acquisition of equity interests	—	(293,077)
Distributions from unconsolidated affiliates	3,633	48,833
Proceeds from sale of assets	5	559
Return on direct financing lease and contractual override	910	841

Net cash used in investing activities	(9,694)	(281,147)

Cash flows from financing activities:
Proceeds from loans	2,000	547,020
Repayment of loans	(69,175)	(386,230)
Deferred financing costs	—	(9,061)
Proceeds from issuance of common units	24,826	75,000
Capital contribution by general partner	507	1,531
Costs associated with equity transactions	(601)	(60)
Distributions to partners	(119,346)	(186,317)

Net cash (used in) provided by financing activities	(161,789)	41,883

Net decrease in cash and cash equivalents	(14,387)	(49,749)
Cash and cash equivalents at beginning of period	92,513	149,424

Cash and cash equivalents at end of period	$78,126	$99,675

Supplemental cash flow information:
Cash paid during the period for interest	$52,266	$45,716

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

(Unaudited)

	Common Units		General Partner Amounts	Non-Controlling Interest Amounts	Accumulated Other Comprehensive Income (Loss)	Total
	Units	Amounts
Balance at December 31, 2013	109,812,408	$606,774	$10,069	$324	$(378)	$616,789
Issuance of common units	1,539,314	24,826	—	—	—	24,826
Capital contribution	—	—	507	—	—	507
Cost associated with equity transactions	—	(601)	—	—	—	(601)
Distributions	—	(116,005)	(2,367)	(974)	—	(119,346)
Net income	—	98,181	2,004	—	—	100,185
Interest rate swap from unconsolidated investments	—	—	—	—	69	69
Loss on interest hedge	—	—	—	—	37	37

Comprehensive income	—	—	—	—	106	100,291

Balance at September 30, 2014	111,351,722	$613,176	$10,212	$(650)	$(272)	$622,466

The accompanying notes are an integral part of these financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future periods.

You should refer to the information contained in the footnotes included in Natural Resource Partners L.P.’s 2013 Annual Report on Form 10-K in connection with the reading of these unaudited interim consolidated financial statements.

Natural Resource Partners L.P. (the “Partnership”) engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, an equity investment in trona and soda ash, oil and gas, construction aggregates, frac sand and other natural resources. The Partnership’s coal reserves are located in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. The Partnership does not operate any mines, but leases its reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell its reserves in exchange for royalty payments. The Partnership also owns and manages infrastructure assets that generate additional revenues, primarily in the Illinois Basin.

The Partnership owns various interests in oil and gas properties that are located in the Williston Basin, the Appalachian Basin, Louisiana and Oklahoma. The Partnership’s interests in the Appalachian Basin, Louisiana and Oklahoma are minerals and royalty interests, while in the Williston Basin the Partnership owns non-operated working interests. The Partnership owns aggregate reserves located in a number of states across the country, some of which are leased to third party operators who mine and sell the reserves in exchange for royalty payments. In addition, the Partnership owns a 49% interest in OCI Wyoming LLC (“OCI Wyoming”), a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. See “Note 4. Equity and Other Investments” for more information concerning this investment.

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

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	As Reported	As Reclassified		As Reported	As Reclassified
	Total	Coal Related Revenues	Aggregate Related Revenues	Total	Coal Related Revenues	Aggregate Related Revenues
	(In thousands) (Unaudited)
Revenues:
Coal royalties	$52,305	$52,305	$—	$164,957	$164,957	$—
Equity and other unconsolidated investment income	7,238	—	—	22,168	—	—
Aggregate royalties	2,566	—	2,566	5,869	—	5,869
Processing fees	1,377	1,263	114	3,886	3,511	375
Transportation fees	4,742	4,742	—	13,499	13,499	—
Oil and gas royalties	3,886	—	—	9,742	—	—
Property taxes	4,009	—	—	11,805	—	—
Minimums recognized as revenue	998	626	372	6,425	5,613	812
Override royalties	2,927	2,269	658	11,011	8,713	2,298
Other	2,189	799	79	14,011	10,943	308

Total revenues	$82,237	$62,004	$3,789	$263,373	$207,236	$9,662

Recent Accounting Pronouncements

In May 2014, the FASB amended revenue recognition topics and created a new topic relating to revenue recognition that will supersede existing guidance under U.S. GAAP. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to the customer and in an amount that reflects the consideration expected in exchange for those goods or services. To achieve this core principle, an entity should (1) identify the contract(s) with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when each performance obligation is satisfied. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. Disclosure requirements include sufficient qualitative and quantitative information to enable financial statement users to understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new topic is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The guidance allows for either full adoption or a modified retrospective adoption. The Partnership is currently evaluating the requirements to determine the impact, if any, of this new topic on its financial position, results of operations and cash flows.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

3. Recent Acquisitions

Sundance. On December 19, 2013, the Partnership completed the acquisition of non-operated working interests in oil and gas properties in the Williston Basin of North Dakota from Sundance Energy, Inc. for $29.4 million, following post-closing purchase price adjustments. The Partnership accounted for the transaction in accordance with the authoritative guidance for business combinations. During the third quarter of 2014, the Partnership finalized the determination of the fair value of the assets acquired and liabilities assumed in the acquisition, with no material adjustments. The assets acquired are included in Mineral rights in the accompanying Consolidated Balance Sheets.

Abraxas. On August 9, 2013, the Partnership completed the acquisition of non-operated working interests in oil and gas properties in the Williston Basin of North Dakota and Montana from Abraxas Petroleum for $38.0 million, following post-closing purchase price adjustments. The Partnership accounted for the transaction in accordance with the authoritative guidance for business combinations. During the second quarter of 2014, the Partnership finalized the determination of the fair values of the assets acquired and liabilities assumed in the acquisition, with no material adjustments. The assets acquired are included in Mineral rights on the accompanying Consolidated Balance Sheets.

Abraxas and Sundance combined revenues of $28.6 million and lease operating expenses of $6.4 million for the nine months ended September 30, 2014 are included in Oil and gas related revenues and Oil and gas lease operating expenses, respectively, in the accompanying Consolidated Statements of Comprehensive Income.

4. Equity and Other Investments

The following summarized results of operations were taken from the OCI Wyoming-prepared unaudited financial statements.

Operating results:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands) (Unaudited)
Sales	$109,785	$105,567	$338,996	$324,559
Gross profit	$28,487	$20,545	$83,210	$63,860
Net income	$22,795	$16,323	$67,952	$53,281

Income allocation to NRP’s equity interests	$11,170	$7,951	$33,300	$24,113
Less amortization of basis difference	(1,485)	(713)	(4,435)	(1,945)

Equity and other unconsolidated investment income	$9,685	$7,238	$28,865	$22,168

For both the three and nine months ended September 30, 2014, the Partnership derived 11% of its revenues and other income from its equity investment in OCI Wyoming. For the same periods of 2013, the Partnership derived 9% and 8%, respectively, of its revenues and other income from its equity investment in OCI Wyoming.

The terms of the OCI Wyoming acquisition agreement included provisions for the payment of contingent consideration to Anadarko Holding Company if OCI Wyoming achieves certain earnings results in 2013, 2014 or 2015. The Partnership projected that the contingency would be $15 million at December 31, 2013.

The Partnership’s contingent consideration consists of the following:

September 30, 2014
(In thousands) (Unaudited)
Contingent consideration, January 1, 2014	$15,000
Less: consideration paid during the period	(491)

Contingent consideration, end of the period	14,509
Less: current portion of contingent consideration	(4,900)

Long-term contingent consideration	$9,609

The current portion is included in Accounts payable and accrued liabilities and the long term portion is included in Other non-current liabilities on the accompanying Consolidated Balance Sheets.

In March 2014, Anadarko Holding Company (Anadarko) gave written notice to the Partnership that Anadarko believes the reorganization transactions that occurred at OCI Wyoming in July 2013 triggered an acceleration of the Partnership’s obligation to pay the additional contingent consideration in full and demanded immediate payment of such amount. The Partnership does not believe the reorganization transactions triggered an obligation to pay the additional contingent consideration, and the Partnership will continue to engage in discussions with Anadarko to resolve the issue. However, if Anadarko were to prevail on such claim, the Partnership would be required to pay an amount to Anadarko in excess of the $15 million contingency described above up to the net present value of $50 million (the maximum amount of the additional contingent consideration). Any such additional amount would be considered to be additional acquisition consideration and added to Equity and other unconsolidated investments.

5. Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Work in process	$207	$—
Plant and equipment at cost	55,271	55,271
Less accumulated depreciation	(32,639)	(28,836)

Net book value	$22,839	$26,435

	Nine Months Ended September 30,
	2014	2013
	(In thousands) (Unaudited)
Total depreciation expense on plant and equipment	$3,803	$4,698

6. Mineral Rights

The Partnership’s mineral rights consist of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Mineral rights	$1,918,570	$1,894,920
Less accumulated depletion and amortization	(532,651)	(489,465)

Net book value	$1,385,919	$1,405,455

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
	(Unaudited)
Total depletion and amortization expense on mineral rights	$43,185	$42,671

On April 7, 2014, one of the Partnership’s lessees, James River Coal Company, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. At end of the second quarter of 2014, the net book value of the Partnership’s properties leased to James River was approximately $35 million, net of previously paid minimums. During the third quarter, certain of the leases, with a book value of $17 million net of previously paid minimums, were sold to Blackhawk Mining, which was already a lessee of the Partnership. Certain of the James River assets, some of which are subject to the Partnership’s leases, are still in bankruptcy and are in the process of being sold. If those remaining Partnership leases are rejected in the bankruptcy or if mining operations on the Partnership’s properties cease, the Partnership may determine that some or all of such properties are impaired. In the first nine months of 2014, those James River leases which remain in bankruptcy accounted for less than 1% of total revenues and other income, and for the year ended December 31, 2013, such leases represented less than 1% of total revenues and other income. The Partnership does not expect the resolution of the bankruptcy with regard to the remaining leases to have a material impact on its revenues and other income. The Partnership will continue to monitor these properties for potential impairment as the bankruptcy proceedings progress.

7. Intangible Assets

Amounts recorded as intangible assets along with the balances and accumulated amortization are reflected in the table below:

	September 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Contract intangibles	$83,700	$89,421
Less accumulated amortization	(25,004)	(22,471)

Net book value	$58,696	$66,950

	Nine Months Ended September 30,
	2014	2013
	(In thousands) (Unaudited)
Total amortization expense on intangible assets	$2,630	$2,656

During the second quarter of 2014, the Partnership recognized an impairment expense of $5.6 million relating to an above market contract on an aggregates property. The asset impairment expense is included in Operating costs and expenses on the accompanying Consolidated Statements of Comprehensive Income.

The estimates of future amortization expense relating to intangible assets for the periods indicated below are based on current mining plans, which are subject to revision in future periods.

Estimated Amortization Expense
(In thousands)
(Unaudited)
Remainder of 2014	$466
For year ended December 31, 2015	3,513
For year ended December 31, 2016	3,470
For year ended December 31, 2017	3,470
For year ended December 31, 2018	3,470

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

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
NRP LP Debt:	(Unaudited)
$300 million 9.125% senior notes, with semi-annual interest payments in April and October, maturing October 2018, issued at 99.007%	$297,617	$297,170

Opco Debt:
$300 million floating rate revolving credit facility, due August 2016	7,000	20,000
$200 million floating rate term loan, due January 2016	99,000	99,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2018	18,467	23,084
8.38% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2019	107,143	128,571
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, maturing in July 2020	46,154	53,846
5.31% utility local improvement obligation, with annual principal and interest payments, maturing in March 2021	1,346	1,538
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, maturing in June 2023	24,300	27,000
4.73% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2023	75,000	75,000
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, maturing in March 2024	150,000	165,000
8.92% senior notes, with semi-annual interest payments in March and September, with scheduled principal payments beginning March 2014, maturing in March 2024	45,454	50,000
5.03% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	175,000	175,000
5.18% senior notes, with semi-annual interest payments in June and December, with scheduled principal payments beginning December 2014, maturing in December 2026	50,000	50,000

NRP Oil and Gas Debt:
Reserve-based floating rate revolving credit facility due August 2018	2,000	—

Total debt	1,098,481	1,165,209
Less – current portion of long term debt	(80,983)	(80,983)

Long-term debt	$1,017,498	$1,084,226

NRP LP Debt

Senior Notes. In September 2013, NRP LP, together with NRP Finance as co-issuer, issued $300 million of 9.125% senior notes at an offering price of 99.007% of par value. Net proceeds after expenses related to the issuance of the senior notes of approximately $289.0 million were used to repay all of the outstanding borrowings under Opco’s revolving credit facility and $91.0 million of Opco’s term loan. The senior notes call for semi-annual interest payments on April 1 and October 1 of each year. The notes will mature on October 1, 2018.

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

Opco Debt

Senior Notes. Opco made principal payments of $56.0 million on its senior notes during the nine months ended September 30, 2014. The Opco senior note purchase agreement contains covenants requiring Opco to:

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

Revolving Credit Facility. The weighted average interest rates for the debt outstanding under Opco’s revolving credit facility for the nine months ended September 30, 2014 and year ended December 31, 2013 were 1.96% and 2.23%, respectively. Opco incurs a commitment fee on the undrawn portion of the revolving credit facility at rates ranging from 0.18% to 0.40% per annum. The facility includes an accordion feature whereby Opco may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms. At September 30, 2014 Opco had $7 million drawn under the credit facility.

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

Term Loan Facility. During 2013, Opco issued $200 million in term debt. The weighted average interest rates for the debt outstanding under the term loan for the nine months ended September 30, 2014 and the year ended December 31, 2013 were 2.23% and 2.43%, respectively. Opco repaid $101 million in principal under the term loan during the third quarter of 2013. Repayment terms call for the remaining outstanding balance of $99 million to be paid in January 2016. The debt is unsecured but guaranteed by the subsidiaries of Opco.

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

NRP Oil and Gas Debt

Revolving Credit Facility. In August 2013, NRP Oil and Gas entered into a 5-year, $100 million senior secured, reserve-based revolving credit facility in order to fund capital expenditure requirements related to the development of non-operated working interests in oil and gas assets. The credit facility had a borrowing base of $20.0 million as of September 30, 2014 and is secured by a first priority lien and security interest in substantially all of the assets of NRP Oil and Gas. At September 30, 2014, there was $2.0 million outstanding under the credit facility. The weighted average interest rate for the debt outstanding under the credit facility for the nine months ended September 30, 2014 was 1.90%.

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

The NRP Oil and Gas credit facility contains certain covenants, which, among other things, require the maintenance of:

•	a total leverage ratio (defined as the ratio of the total debt of NRP Oil and Gas to its EBITDAX) of not more than 3.5 to 1.0; and

•	a minimum current ratio of 1.0 to 1.0.

Consolidated Principal Payments

The consolidated principal payments due as of September 30, 2014 are set forth below:

	NRP LP		Opco			NRP Oil & Gas
	Senior Notes		Senior Notes	Credit Facility	Term Loan	Credit Facility	Total
	(In thousands) (Unaudited)
2014	$—		$24,808	$—	$—	$—	$24,808
2015	—		80,983	—	—	—	80,983
2016	—		80,983	7,000	99,000	—	186,983
2017	—		80,983	—	—	—	80,983
2018	300,000	(1)	80,983	—	—	2,000	382,983
Thereafter	—		344,124	—	—	—	344,124

	$300,000		$692,864	$7,000	$99,000	$2,000	$1,100,864

(1)	The 9.125% senior notes due 2018 were issued at a discount and as of September 30, 2014 were carried at $297.6 million.

NRP LP, Opco and NRP Oil and Gas were in compliance with all terms under their long-term debt as of September 30, 2014.

9. Fair Value

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of the Partnership’s financial instruments included in accounts receivable and accounts payable in the accompanying Consolidated Balance Sheets approximates their fair value due to their short-term nature except for the Accounts receivable – affiliates relating to the Sugar Camp override that includes both current and long-term portions. The Partnership’s cash and cash equivalents include money market accounts and are considered a Level 1 measurement. The fair market value and carrying value of the contractual override and long-term senior notes are as follows:

	Fair Value As Of		Carrying Value As Of
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)		(Unaudited)
Assets
Sugar Camp override, current and long-term	$6,534	$6,852	$6,227	$6,063

Liabilities
Long-term debt, current and long-term	$993,935	$1,071,880	$990,480	$1,046,209

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

10. Related Party Transactions

Reimbursements to Affiliates of the Partnership’s General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. All direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. The Partnership had an amount payable to Quintana Minerals Corporation of $0.5 million at September 30, 2014 for services provided by Quintana to the Partnership.

The reimbursements to affiliates of the Partnership’s general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
	(Unaudited)
Reimbursement for services	$2,927	$2,748	$8,708	$8,481

The Partnership also leases an office building in Huntington, West Virginia from Western Pocahontas Properties and pays $0.6 million in lease payments each year through December 31, 2018.

Cline Affiliates

Various companies controlled by Chris Cline, including Foresight Energy, lease coal reserves from the Partnership, and the Partnership provides coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest (unaudited) in the Partnership’s general partner, as well as 4,917,548 common units (unaudited) at September 30, 2014. At September 30, 2014, the Partnership had accounts receivable totaling $10.3 million from Cline affiliates. In addition, the overriding royalty and the lease of the loadout facility at Foresight Energy’s Sugar Camp mine are classified as contracts receivable of $50.4 million on the Partnership’s Consolidated Balance Sheets. The Partnership has received $82.7 million in minimum royalty payments that have not been recouped by Cline affiliates, of which $11.7 million was received in the current year.

Coal related revenues from Cline affiliates were $24.9 million and $21.0 million and $63.1 million and $68.4 million, for the three and nine months ended September 30, 2014 and 2013, respectively. For the nine months ending September 30, 2013, the results included $8.1 million from a reserve swap and $3.5 million from minimums that expired on Foresight Energy’s Macoupin mine and were recognized as revenue. For the nine months ended September 30, 2014 the results included $5.7 million from a reserve swap.

The Partnership entered into a lease agreement related to the rail loadout and associated facilities at Sugar Camp that has been accounted for as a direct financing lease. Total projected remaining payments under the lease at September 30, 2014 are $87.6 million with unearned income of $40.0 million. The net amount receivable under the lease as of September 30, 2014 was $47.6 million, of which $1.8 million is included in Accounts receivable – affiliates while the remaining is included in Long-term contracts receivable – affiliate on the accompanying Consolidated Balance Sheets.

In a separate transaction, the Partnership acquired a contractual overriding royalty interest from a Cline affiliate that provides for payments based upon production from specific tons at the Sugar Camp operations. This overriding royalty was accounted for as a financing arrangement and is reflected as an affiliate receivable. The net amount receivable under the agreement as of September 30, 2014 was $6.2 million, of which $1.6 million is included in Accounts receivable – affiliates while the remaining is included in Long-term contracts receivable – affiliate on the accompanying Consolidated Balance Sheets.

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

At September 30, 2014, a fund controlled by Quintana Capital owned a majority interest in Corsa Coal Corp., a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, is Chairman of the Board of Corsa. Revenues from Corsa are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands) (Unaudited)
Coal royalty revenues	$655	$1,249	$2,218	$3,403

The Partnership also had accounts receivable totaling $0.2 million from Corsa at September 30, 2014.

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

Revenues from Forge for the nine months ended September 30, 2013 were $1.8 million. Subsequent to the end of the second quarter of 2013, Taggart/Forge is no longer considered a related party of the Partnership.

11. Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations conducted on the Partnership’s properties are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. As owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring at the surface properties. The terms of substantially all of the Partnership’s leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on it related to its properties as of September 30, 2014. The Partnership is not associated with any environmental contamination that may require remediation costs.

12. Major Lessees

Revenues from lessees that exceeded ten percent of total revenues and other income for the periods are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(Dollars in thousands) (Unaudited)
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
The Cline Group	$24,863	27%	$21,046	26%	$63,116	24%	$68,359	26%
Alpha Natural Resources	$14,406	16%	$12,937	16%	$38,857	15%	$41,844	16%

In the first nine months of 2014, the Partnership derived over 39% of its total revenues and other income from the two companies listed above. The Partnership has a significant concentration of revenues with Cline and Alpha, although in most cases, with the exception of the Williamson mine, the exposure is spread out over a number of different mining operations and leases. Foresight Energy’s Williamson mine was responsible for approximately 16% and 12%, respectively, of the Partnership’s total revenues and other income for the three and nine months ended September 30, 2014.

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

A summary of activity in the outstanding grants during 2014 is as follows:

(Unaudited)
Outstanding grants at January 1, 2014	1,012,984
Grants during the year	313,699
Grants vested and paid during the year	(285,500)
Forfeitures during the year	(28,460)

Outstanding grants at September 30, 2014	1,012,723

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The liability fluctuates with the market value of the Partnership units and because of changes in estimated fair value determined each quarter using the Black-Scholes option valuation model. Risk free interest rates and volatility are reset at each calculation based on current rates corresponding to the remaining vesting term for each outstanding grant and ranged from 0.12% to 1.06% and 28.80% to 29.92%, respectively at September 30, 2014. The Partnership’s average distribution rate of 7.4% and historical forfeiture rate of 5.2% were used in the calculation at September 30, 2014. The Partnership recorded expenses related to its plan to be reimbursed to its general partner of $1.1 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and for the nine months ended September 30, 2014 and 2013 the Partnership recorded expense of $1.5 million and $7.5 million, respectively. In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $6.5 million and $7.0 million were made during the nine month period ended September 30, 2014 and 2013, respectively.

In connection with the phantom unit awards, the CNG Committee also granted tandem Distribution Equivalent Rights, or DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

The unaccrued cost, associated with the unvested outstanding grants and related DERs at September 30, 2014 was $7.7 million.

14. Shelf Registration Statements and “At-the-Market” Program

On April 24, 2012, the Partnership filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities.

On August 15, 2012, the Partnership filed a shelf registration statement on Form S-3 that registered all of the common units held by Adena Minerals. This shelf registration statement was declared effective by the SEC on September 21, 2012. Following the effectiveness of this registration statement, Adena distributed 15,181,716 common units to its shareholders, and the Partnership subsequently filed prospectus supplements to register the resale of these common units by those shareholders. The shelf registration statement filed in August 2012 also registered up to $500 million in equity securities that may be issued by the Partnership. On November 12, 2013, the Partnership filed a prospectus supplement and entered into an Equity Distribution Agreement relating to the offer and sale from time to time of common units having an aggregate offering price of $75 million through one or more managers acting as sales agents at prices to be agreed upon at the time of sale. Under the terms of the Equity Distribution Agreement, the Partnership may also sell common units from time to time to any manager as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to any manager as principal would be pursuant to the terms of a separate terms agreement between the Partnership and such manager. Sales of common units in this “at-the-market” (“ATM”) program are made pursuant to the shelf registration statement declared effective in September 2012. For the nine months ended September 30, 2014 the Partnership sold 1,539,314 common units for an average price of $16.13 for gross proceeds of $24.8 million. In addition, the Partnership paid the ATM program manager a fee of up to 2% of the gross proceeds from the sale of common units under the ATM program.

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

15. Distributions

On August 14, 2014, the Partnership paid a quarterly distribution $0.35 per unit to all holders of common units on August 5, 2014.

16. Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2014 through the time of the Partnership’s filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission:

Distributions

On October 20, 2014, the Partnership declared a distribution of $0.35 per unit to be paid on November 14, 2014 to holders of common units on November 5, 2014.

Distributions Received From Unconsolidated Equity and Other Investments

Subsequent to September 30, 2014, the Partnership received $10.8 million in cash distributions from its equity investment in OCI Wyoming.

Kaiser-Francis Acquisition

On October 5, 2014, the Partnership entered into a definitive agreement to acquire non-operated working interests in oil and gas assets located in the Bakken/Three Forks play from an affiliate of Kaiser-Francis Oil Company for $340 million, subject to customary purchase price adjustments. Upon entering into the agreement, the Partnership paid a deposit of $25 million. The assets include approximately 5,700 net acres in the Sanish Field in Mountrail County, North Dakota and include an estimated average working interest of 15% in approximately 200 wells that are producing or in various stages of development in addition to the opportunity to participate in future development locations. The assets are all held by production and are operated by Whiting Petroleum Corporation. The acquisition will have an effective date of October 1, 2014 and is expected to close in mid-November 2014, subject to the satisfaction of customary closing conditions.

VantaCore Acquisition

On October 1, 2014, the Partnership completed its acquisition of VantaCore Partners LP (“VantaCore”), a privately held limited partnership specializing in the construction materials industry, for $205 million in cash and common units, subject to customary post-closing purchase price adjustments. Headquartered in Philadelphia, Pennsylvania, VantaCore operates three hard rock quarries, six sand and gravel plants, two asphalt plants and a marine terminal. VantaCore’s current operations are located in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

In order to fund the VantaCore acquisition, the Partnership borrowed $169 million under Opco’s revolving credit facility and issued approximately 2.4 million common units to certain of the sellers. The closing price of the Partnership’s common units on the date of issuance was $13.02 per unit. The Partnership’s general partner’s capital contribution to maintain its 2% general partner interest in the Partnership was approximately $0.6 million.

Equity Offering

On October 10, 2014 the Partnership sold 8.5 million common units in an underwritten public offering registered under the Securities Act of 1933, as amended, at a public offering price of $12.02 per common unit. In connection with the offering, the Partnership granted the underwriters a 30-day option to purchase up to 1,275,000 additional common units. The Partnership intends to use the net proceeds of approximately $100.4 million from this offering, including its general partner’s proportionate capital contribution, to fund a portion of the purchase price of the Kaiser-Francis acquisition. The Partnership’s general partner’s capital contribution to maintain its 2% general partner interest in the Partnership was approximately $2.1 million.

Senior Notes

On October 17, 2014 the Partnership and NRP Finance Corporation (the “Issuers”) sold an additional $125 million aggregate principal amount of their 9.125% senior notes due 2018 in a private offering. The notes were issued pursuant to an indenture, dated September 18, 2013, among the Issuers and Wells Fargo Bank, National Association, as trustee. The notes constitute the same series of securities as the existing $300 million 9.125% senior notes due October 2018 issued in September 2013.

In the offering, $105 million in aggregate principal amount of the notes were sold in a private placement to the initial purchasers thereof to be offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The remaining $20 million in aggregate principal amount of the notes were sold in a separate private placement to Cline Trust Company, LLC, a Delaware limited liability company. The members of Cline Trust Company, LLC are four trusts of which the beneficiaries are the children of Christopher Cline. Donald R. Holcomb, one of the members of the Board of Directors of GP Natural Resource Partners LLC, is a manager of Cline Trust Company, LLC and the trustee of each of the four trusts that are members of Cline Trust Company, LLC.

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

Executive Overview

We engage principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, an equity investment in trona and soda ash, oil and gas, construction aggregates, frac sand and other natural resources. Executing on our plans to diversify our business, we have completed or announced over $900 million in acquisitions since January 2013. For the nine months ended September 30, 2014, we recognized approximately $172.9 million (66%) of our revenues and other income from coal-related sources, and $89.6 million (34%) of our revenues and other income from non-coal-related sources.

Our coal reserves are located in the three major U.S. coal-producing regions: Appalachia, the Illinois Basin and the Western United States, as well as lignite reserves in the Gulf Coast region. As of December 31, 2013, we owned or controlled approximately 2.3 billion tons of proven and probable coal reserves. We do not operate any mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments. We also own and manage infrastructure assets that generate additional revenues, primarily in the Illinois Basin.

We own various interests in oil and gas properties that are located in the Williston Basin, the Appalachian Basin, Louisiana and Oklahoma. Our interests in the Appalachian Basin, Louisiana and Oklahoma are minerals and royalty interests, while in the Williston Basin we own non-operated working interests. On October 5, 2014, we entered into a definitive agreement to acquire additional non-operated working interests in oil and gas assets located in the Williston Basin from an affiliate of Kaiser-Francis Oil Company for $340 million in cash, subject to customary purchase price adjustments. The assets include approximately 5,700 net acres in the Sanish Field in Mountrail County, North Dakota and include an estimated average working interest of 15% in approximately 200 wells that were producing or in various stages of development as of the beginning of October 2014, in addition to the opportunity to participate in future development locations. The assets are all held by production and are operated by Whiting Petroleum Corporation. The acquisition is expected to close in mid-November.

As of December 31, 2013, we owned approximately 500 million tons of aggregate reserves located in a number of states across the country. Similar to our coal business, we lease these reserves to third party operators who mine and sell the reserves in exchange for royalty payments. On October 1, 2014, we acquired VantaCore Partners LP (now VantaCore Partners LLC) (“VantaCore”) for $205 million in cash and common units, subject to customary post-closing purchase price adjustments. VantaCore specializes in the construction materials industry and operates three hard rock quarries, six sand and gravel plants, two asphalt plants and a marine terminal. VantaCore’s current operations are located in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana. We internally estimate that VantaCore controlled approximately 295 million tons of aggregates reserves as of December 31, 2013.

We also own a 49% interest in a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. OCI Resources LP, our operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries. We receive regular quarterly distributions from this business, and record the income in accordance with our 49% equity interest in the company.

In our coal and aggregates royalty businesses, our lessees generally make payments to us based on the greater of a percentage of the gross sales price or a fixed royalty per ton of coal or aggregates they sell, subject to minimum monthly, quarterly or annual payments. These minimum royalties are generally recoupable over a specified period of time, which varies by lease, if sufficient royalties are generated from production in those future periods. We do not recognize these minimum royalties as revenue until the applicable recoupment period has expired or they are recouped through production. Until recognized as revenue, these minimum royalties are recorded as deferred revenue, a liability on our balance sheet.

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

Our Current Liquidity Position

As of September 30, 2014, Opco had $293.0 million in available borrowing capacity under its revolving credit facility. On October 1, 2014, Opco borrowed an additional $169.0 million thereunder to fund a portion of the purchase price of the VantaCore acquisition. Also as of September 30, 2014, NRP Oil and Gas had $18.0 million in available borrowing capacity under its revolving credit facility. In connection with the closing of the Kaiser-Francis acquisition, NRP Oil and Gas’s revolving credit facility will be amended, and the borrowing base thereunder is expected to be increased to $137 million. We expect to borrow up to $120 million thereunder to fund a portion of the purchase price of that acquisition. We typically access the capital markets to refinance amounts outstanding under our revolving credit facilities as we approach the limits under those facilities, the timing of which depends on the pace and size of our acquisition program and development capital expenditures associated with our oil and gas business.

In addition to the amounts available under our revolving credit facilities, we had $78.1 million in cash as of September 30, 2014. As of the date of this report, we have sold 1,539,314 common units through our “at-the-market” offering (“ATM”) program during 2014 for approximately $24.8 million in gross proceeds, excluding our general partner’s capital contribution to maintain its 2% general partner interest in us. During the first nine months of 2014, we repaid $56.2 million of principal on Opco’s senior notes and utility local improvement obligation, and repaid $13.0 million under Opco’s revolving credit facility. Because we intend to use cash to repay principal on Opco’s notes rather than refinancing the amounts due, our current liabilities exceeded our current assets by approximately $4.5 million as of September 30, 2014.

Subsequent to the end of the third quarter, we issued approximately 2.4 million common units to fund a portion of the purchase price of the VantaCore acquisition. We also issued 8.5 million common units in a public offering of common units and sold an additional $125 million aggregate principal amount of our 9.125% senior notes due 2018 in a private offering. We intend to use the net proceeds from these offerings, which totaled $222.5 million (including our general partner’s capital contribution to maintain its 2% general partner interest in us in connection with the common unit offering), to fund a portion of the purchase price of the Kaiser-Francis acquisition.

We believe that the combination of our borrowing capacity under our revolving credit facilities and our cash on hand gives us enough liquidity to meet our current financial needs. Other than $81.0 million in principal repayments due on Opco’s senior notes each year for the next several years (including $24.8 million of principal payments remaining in 2014), we do not have any debt maturing until 2016. While we intend to reduce our leverage by repaying such amounts with cash from operations and issuances of equity through our ATM program, we may refinance such amounts as they come due.

Current Results/Market Outlook

Our total revenues and other income for the nine months ended September 30, 2014 were $262.5 million, which were essentially unchanged from the $263.4 million in total revenues and other income earned for the nine months ended September 30, 2013. Although our total revenues and other income were down less than 1% from the first nine months of 2013, our coal related revenues were down 17% compared to the same period. The majority of the decrease in coal-related revenues was due to lower Central Appalachian coal royalty revenues, which were down 15% from the first nine months of 2013. We continue to see the benefits of our diversification efforts, as our revenues and other income from sources other than coal represented 34% of our total revenues and other income in the first nine months of 2014, up from approximately 21% of total revenues and other income in the first nine months of 2013. During the first nine months of 2014, our investment in OCI Wyoming’s trona mining and soda ash production operations contributed $28.9 million in other income, and our oil and gas revenues increased to $37.5 million, up $27.7 million as compared to the first nine months of 2013. We expect revenues and other income from non-coal-related sources as a percentage of total revenues and other income to increase as a result of the VantaCore and Kaiser-Francis acquisitions.

The coal markets have continued to be challenged during the first nine months of 2014. While the thermal coal market was starting to show signs of recovery earlier this year aided by the cold winter and higher natural gas prices, natural gas prices have declined significantly since early in the year, and thermal coal prices have continued to be depressed. We believe that thermal coal production from our properties in the low-cost Illinois Basin will continue to remain strong in spite of the weak thermal markets. We expect the markets for thermal coal from our other regions to remain weak for the remainder of 2014.

We continue to have substantial exposure to metallurgical coal, from which we derived approximately 39% of our coal revenues and 32% of the related production during the first nine months of 2014. The third quarter 2014 benchmark price for metallurgical coal remains at a multi-year low, and the global metallurgical coal market continues to suffer from oversupply in addition to reduced demand from China. In response to the difficult market conditions, Alpha Natural Resources has idled three mines in West Virginia, but we expect these mines to continue to sell coal out of inventory for the remainder of 2014 and accordingly, we do not expect there to be a material adverse impact on our 2014 results as a result of these idlings. We do not anticipate metallurgical coal prices recovering in 2014, and additional reductions of production of metallurgical coal from our properties may occur in the remainder of 2014 as long as prices remain at current levels. If coal prices continue to remain depressed for an extended period of time, the lessees on some of our coal properties may close some of their mines causing some of our coal properties to be impaired.

Our trona mining and soda ash refinery investment performed in line with our expectations during the first nine months of 2014. The international market for soda ash continues to improve, as global production capacity for high-cost synthetic soda ash continues to be reduced, and OCI Wyoming’s sales through ANSAC were better than expected. Domestic sales volumes, which are typically sold at higher prices than soda ash sold internationally, have remained relatively stable. The cash we receive from OCI Wyoming is in part determined by the quarterly distribution declared by OCI Resources LP. Subsequent to the end of the third quarter, OCI Resources LP announced that it would increase its quarterly distribution for the third quarter by 5% over the second quarter to $0.525 per common unit.

Natural gas and crude oil prices both declined since the second quarter. Natural gas prices have been driven down by significant U.S. onshore production growth and the resurgent strong pace of seasonal storage injection during the summer. Growth of natural gas production is anticipated to continue, which will factor into price fluctuations as seasonal injection slows in the winter. In the third quarter 2014, global oil prices have declined as compared to the second quarter 2014. Increased oil supply driven by the robust onshore U.S. development activity coupled with reducing global demand and a strong U.S. dollar are seen as the main catalysts.

Political, Legal and Regulatory Environment Affecting Our Coal Business

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

Kaiser-Francis. On October 5, 2014, we entered into a definitive agreement to acquire non-operated working interests in oil and gas assets located in the Bakken/Three Forks play from an affiliate of Kaiser-Francis Oil Company for $340 million, subject to customary purchase price adjustments (the “Kaiser-Francis acquisition”). Upon entering into the agreement, we paid a deposit of $25 million. The assets include approximately 5,700 net acres in the Sanish Field in Mountrail County, North Dakota and include an estimated average working interest of 15% in approximately 200 wells that are producing or in various stages of development in addition to the opportunity to participate in future development locations. The assets are all held by production and are operated by Whiting Petroleum Corporation. The acquisition will have an effective date of October 1, 2014 and is expected to close in November 2014, subject to the satisfaction of customary closing conditions.

VantaCore. On October 1, 2014, we completed the acquisition of VantaCore, a privately held limited partnership specializing in the construction materials industry, for $205 million in cash and common units, subject to customary post-closing purchase price adjustments. Headquartered in Philadelphia, Pennsylvania, VantaCore operates three hard rock quarries, six sand and gravel plants, two asphalt plants and a marine terminal. VantaCore’s current operations are located in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana. We internally estimate that VantaCore controlled approximately 295 million tons of aggregate reserves as of December 31, 2013.

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

Reconciliation of “Net cash provided by operating activities” to “Distributable cash flow”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands) (unaudited)
Net cash provided by operating activities	$57,458	$65,866	$157,096	$189,515
Return on direct financing lease and contractual override	310	286	910	841
Distributions from unconsolidated affiliates	—	38,056	3,633	48,833
Proceeds from sale of assets	5	405	5	559

Distributable cash flow	$57,773	$104,613	$161,644	$239,748

EBITDA

EBITDA is a non-GAAP financial measure that we define as earnings before interest, taxes, depreciation, depletion and amortization and asset impairment, including interest, taxes, depreciation and amortization relating to OCI Wyoming. EBITDA, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. EBITDA provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax positions. EBITDA does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital and other commitments and obligations. We believe EBITDA is useful in evaluating our financial performance because this measure is widely used by analysts and investors for comparative purposes. EBITDA is a financial measure widely used by investors in the high-yield bond market. There are significant limitations to using EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies and the different methods of calculating EBITDA reported by different companies.

Reconciliation of “Net income” to “EBITDA”

	Three Months Ended September 30,		Nine Month Ended September 30,
	2014	2013	2014	2013
	(In thousands) (unaudited)
Net income	$36,173	$36,126	$100,185	$125,097
Add depreciation, depletion and amortization	18,621	17,852	49,618	50,025
Add asset impairments	—	—	5,624	734
Add interest expense, gross	18,862	15,516	57,759	44,619
Add depreciation and amortization, interest and taxes relating to OCI Wyoming	4,628	3,366	13,996	9,068

EBITDA	$78,284	$72,860	$227,182	$229,543

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

Results of Operations

As disclosed in “Note 2. Significant Accounting Policies Update,” amounts relating to coal royalties, processing fees, transportation fees, minimums recognized as revenue, override royalties and other for the three and nine months ended September 30, 2013 have been reclassified into a single line item “Coal related revenues” on the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014. Similarly, amounts relating to 2013 aggregate royalties, processing fees, minimums recognized as revenue, override royalties and other have been reclassified into a single line item “Aggregate related revenues” on the Consolidated Statements of Comprehensive Income. Accordingly, we have revised our comparative discussions below to make corresponding changes.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Coal Related Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per ton data) (Unaudited)
Regional Statistics
Coal royalty production (tons)
Appalachia
Northern	2,060	2,779	(719)	(26)%
Central	5,432	5,116	316	6%
Southern	1,017	921	96	10%

Total Appalachia	8,509	8,816	(307)	(3)%
Illinois Basin	3,526	3,635	(109)	(3)%
Northern Powder River Basin	1,054	735	319	43%
Gulf Coast	281	290	(9)	(3)%

Total	13,370	13,476	(106)	(1)%

Average coal royalty revenue per ton
Appalachia
Northern	$0.90	$1.04	$(0.14)	(13)%
Central	4.69	4.94	(0.25)	(5)%
Southern	5.04	6.05	(1.01)	(17)%
Total Appalachia	3.81	3.83	(0.02)	(1)%
Illinois Basin	4.08	4.23	(0.15)	(4)%
Northern Powder River Basin	2.91	3.10	(0.19)	(6)%
Gulf Coast	3.40	3.24	0.16	5%
Combined average gross royalty per ton	$3.80	$3.88	$(0.08)	(2)%
Coal royalty revenues
Appalachia
Northern	$1,844	$2,882	$(1,038)	(36)%
Central	25,470	25,270	200	1%
Southern	5,130	5,571	(441)	(8)%

Total Appalachia	32,444	33,723	(1,279)	(4)%
Illinois Basin	14,403	15,364	(961)	(6)%
Northern Powder River Basin	3,069	2,279	790	35%
Gulf Coast	954	939	15	2%

Total	$50,870	$52,305	$(1,435)	(3)%

Other coal related revenues
Override revenue	$771	$2,269	$(1,498)	(66)%
Transportation and processing fees	5,589	6,005	(416)	(7)%
Minimums recognized as revenue	1,396	626	770	123%
Reserve swap	5,690	—	5,690	—
Wheelage	877	799	78	10%

Total	$14,323	$9,699	$4,624	48%

Total coal related revenues	$65,193	$62,004	$3,189	5%

Total coal related revenues. Total coal related revenues comprised approximately 71% and 75% of our total revenues and other income for the three month periods ended September 30, 2014 and 2013, respectively. The following is a discussion of the major categories of coal related revenue:

Coal royalty revenues and production. Coal royalty revenues comprised approximately 56% and 64% of our total revenues and other income for the three month periods ended September 30, 2014 and 2013, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia. Coal royalty revenues decreased $1.3 million or 4% in the three-month period ended September 30, 2014 compared to the same period of 2013, while production decreased 307,000 tons or 3%.

Production from our properties in the Central Appalachian region increased by 6%. This increase was primarily due to the net positive effect of more of our lessees having a greater proportion of their mining on our property. In addition, pricing realized by our lessees for both thermal and metallurgical coal in Central Appalachia is generally below the levels received in the same quarter in 2013, causing a smaller percentage increase in coal royalty revenues compared to the increase in production.

The Southern Appalachian region also had increased production but coal royalty revenues were lower due to our lessees generally having lower sales prices for both thermal and metallurgical coal.

With respect to Northern Appalachia, during the quarter ended September 30, 2014 there was a decrease in coal royalty revenues and production. These decreases were primarily due to the longwall mining unit of one lessee moving off of our property to adjacent property in the normal course of its mining plan.

Illinois Basin. Coal royalty revenues for the three months ended September 30, 2014 decreased 6% when compared to the same period in 2013, while production was nearly constant. Our Williamson and Hillsboro properties in Illinois had lower production as did one of our properties in Indiana. These decreases were partially offset by higher production at the Macoupin property where an additional mining unit was added and increased revenue from a coal reserve acquisition completed in June 2014.

Northern Powder River Basin. Coal royalty revenues and production increased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership. The lessee reported a slightly lower sales price for the three months ending September 30, 2014, reducing the royalty revenue per ton.

Gulf Coast. Coal royalty revenue increased but production for the three months ended September 30, 2014 decreased compared to the same period in 2013. The mix of production was greater from leases with higher revenue per ton, resulting in the revenue increase.

Other coal related revenues. Other coal related revenues for the three months ended September 30, 2014 increased 48% compared to the same period in 2013. The following is a discussion of the revenues derived from each of the major sources of other coal-related revenue:

Override revenues for the three months ended September 30, 2014 decreased by 66% compared to the same period in 2013 primarily due to one lessee moving its mining operations from an area on which we receive an overriding royalty onto property on which we receive coal royalty revenues, another lessee exhausting the reserves subject to the override and other lessees mining less on the area subject to our overriding royalty.

Transportation and processing fees decreased by $0.4 million or 7%, for the three months ended September 30, 2014, when compared to the same period in 2013. The decrease is primarily due to lower tonnage being put through all our facilities except Macoupin, the temporary idling of two processing facilities in response to market conditions, and timing of tonnage moving across our transportation assets.

Minimums recognized as revenue increased $0.8 million or 123% for the three months ended September 30, 2014 when compared to the same period in 2013, primarily due to the recoupment period on two of our lessees’ previously paid annual minimums expiring.

During the three months ended September 30, 2014 we also recognized revenue of $5.7 million related to a reserve swap completed in the quarter. We did not have a similar transaction in the same period in 2013.

Wheelage revenue increased by 10% for the three months ended September 30, 2014 compared to the same period in 2013. This increase was due to the normal fluctuations of tonnage that are subject to wheelage charges.

Aggregates and Industrial Minerals Revenues, and Other Related Income

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per ton data) (Unaudited)
Aggregates royalty revenues and production
Tonnage	702	1,767	(1,065)	(60)%
Aggregates royalty per ton	$0.79	$1.13	$(0.34)	(30)%
Total aggregates royalty revenues	$553	$1,996	$(1,443)	(72)%

Other aggregates related revenues	$2,102	$1,793	$309	17%

Total aggregates related revenues	$2,655	$3,789	$(1,134)	(30)%

Equity and other unconsolidated investment earnings	$9,685	$7,238	$2,447	34%

Total aggregates and industrial minerals revenues, and other related income	$12,340	$11,027	$1,313	12%

Total aggregates and industrial minerals revenues, and other related income. Total aggregates and industrial minerals revenues, and other related income represented approximately 13% of our total revenues and other income for both of the three month periods ended September 30, 2014 and 2013, respectively. The following is a discussion of the major categories of these revenues:

Aggregates royalty revenues decreased 72% and production decreased 60% for the quarter ended September 30, 2014 and while average royalty per ton decreased 30%. This decrease is primarily due to one of our lessees moving from property which we receive royalty revenue from to property on which we receive override revenue.

Other aggregates related revenues were up $0.3 million or 17% compared to last year due to an override revenues increasing on our Washington aggregates property due to a lessee moving from our owned property to an area subject to an override. Override revenues also increased on our frac sand properties by $0.9 million or 136% over the third quarter of 2013.

Equity and other unconsolidated investment earnings. Income from our investment in the OCI Wyoming trona mining and soda ash production business was $9.7 million for the quarter ended September 30, 2014, and we received $10.3 million in cash during the quarter. For the same period in 2013, we recorded equity income of $7.2 million and received $46.0 million in cash, which included a one-time special distribution of $44.8 million. This represents an increase in equity income of 34% due to improved earnings from OCI Wyoming in 2014 over 2013.

Oil and Gas Revenues

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per unit data) (Unaudited)
Williston Basin non-operated working interests:
Production volumes
Oil (MBbl)	77	N/A	N/A	N/A
Natural gas (Mcf)	90	N/A	N/A	N/A
NGL (MBoe)	8	N/A	N/A	N/A
Average sales price per unit
Oil (Bbl)	$84.65	N/A	N/A	N/A
Natural gas (Mcf)	$5.11	N/A	N/A	N/A
NGL (Boe)	$41.00	N/A	N/A	N/A
Revenues
Oil	$6,518	N/A	N/A	N/A
Natural gas	460	N/A	N/A	N/A
NGL	328	N/A	N/A	N/A

Total	$7,306	N/A	N/A	N/A
Other oil and gas revenues
Royalty and overriding revenues	$2,295	$3,886	$(1,591)	(41)%

Total oil and gas revenues	$9,601	$3,886	$5,715	147%

Oil and gas revenues increased $5.7 million for the current quarter when compared to the same quarter in 2013. The increase in revenues is due to revenues from our Williston Basin non-operated working interest properties which were acquired during the second half of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Coal Related Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per ton data) (Unaudited)
Regional Statistics
Coal royalty production (tons)
Appalachia
Northern	6,537	10,051	(3,514)	(35)%
Central	15,096	16,062	(966)	(6)%
Southern	2,950	3,188	(238)	(7)%

Total Appalachia	24,583	29,301	(4,718)	(16)%
Illinois Basin	10,064	9,541	523	5%
Northern Powder River Basin	2,106	2,499	(393)	(16)%
Gulf Coast	720	862	(142)	(16)%

Total	37,473	42,203	(4,730)	(11)%

Average coal royalty revenue per ton
Appalachia
Northern	$0.91	$1.19	$(0.28)	(24)%
Central	4.59	5.10	(0.51)	(10)%
Southern	5.24	6.47	(1.23)	(19)%
Total Appalachia	3.69	3.91	(0.22)	(6)%
Illinois Basin	4.07	4.28	(0.21)	(5)%
Northern Powder River Basin	2.87	2.68	0.19	7%
Gulf Coast	3.43	3.36	0.07	2%
Combined average gross royalty per ton	$3.74	$3.91	$(0.17)	(4)%
Coal royalty revenues
Appalachia
Northern	$5,941	$12,008	$(6,067)	(51)%
Central	69,289	81,861	(12,572)	(15)%
Southern	15,469	20,623	(5,154)	(25)%

Total Appalachia	90,699	114,492	(23,793)	(21)%
Illinois Basin	40,956	40,864	92	—
Northern Powder River Basin	6,041	6,703	(662)	(10)%
Gulf Coast	2,473	2,898	(425)	(15)%

Total	$140,169	$164,957	$(24,788)	(15)%

Other coal related revenues
Override revenue	$3,516	$8,713	$(5,197)	(60)%
Transportation and processing fees	16,682	17,010	(328)	(2)%
Minimums recognized as revenue	4,204	5,613	(1,409)	(25)%
Reserve swap	5,690	8,149	(2,459)	(30)%
Wheelage	2,666	2,794	(128)	(5)%

Total	$32,758	$42,279	$(9,521)	(23)%

Total coal related revenues	$172,927	$207,236	$(34,309)	(17)%

Total coal related revenues. Total coal related revenues comprised approximately 66% and 79% of our total revenues and other income for the nine month periods ended September 30, 2014 and 2013, respectively. The following is a discussion of the major categories of coal related revenue:

Coal royalty revenues and production. Coal royalty revenues comprised approximately 53% and 63% of our total revenues and other income for the nine month periods ended September 30, 2014 and 2013, respectively. The following is a discussion of the coal royalty revenues and production derived from our major coal producing regions:

Appalachia. Coal royalty revenues decreased $23.8 million or 21% in the nine-month period ended September 30, 2014 compared to the same period of 2013, while production decreased 4.7 million tons or 16%.

Production from our properties in the Central Appalachian region declined by 6% due to a combination of the idling of mining units or mines, lower sales volumes from mines on our property and some mining units moving off of our property to adjacent properties in the normal course of their mine plans. In addition, pricing realized by our lessees for both thermal and metallurgical coal in Central Appalachia is generally below the levels of the same period in 2013, causing a higher percentage decrease in coal royalty revenues compared to the decrease in production.

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

With respect to Northern Appalachia, during the nine months ended September 30, 2014 there was also a decrease in coal royalty revenue and production. These decreases were primarily due to one lessee moving its longwall mining unit to adjacent property in the normal course of its mine plan and one lessee moving mining units to adjacent property in the normal course of its mine plan. This tonnage decrease was partially offset by another lessee, from which we receive a very low royalty per ton, having a greater proportion of its production on our property. Our revenue per ton in the region was also lower primarily due to this low royalty per ton lease being a larger proportion of production in the region.

Illinois Basin. Coal royalty revenues for the nine months ended September 30, 2014 increased $0.1 million when compared to the same period in 2013, and production increased by 5%. Increased production from our Williamson, Hillsboro and Macoupin properties was partially offset by lower sales a property in Indiana where a lessee had a greater proportion of production from adjacent properties. We also received tonnage and revenue from a coal reserve acquisition completed in June 2014, which contributed to the higher tonnage and sales. We had a greater proportion of production from leases with lower per ton royalties which contributed to the smaller revenue increase.

Northern Powder River Basin. Coal royalty revenues and production decreased on our Western Energy property due to the normal variations that occur due to the checkerboard nature of ownership.

Gulf Coast. Coal royalty revenue and production for the nine months ended September 30, 2014 decreased compared to the same period in 2013 due to lower production by our lessees.

Other coal related revenues. Other coal related revenues for the nine months ended September 30, 2014 decreased 23% compared to the same period in 2013. The following is a discussion of the revenues derived from each of the major sources of other coal-related revenue:

Override revenue for the nine months ended September 30, 2014 decreased by 60% compared to the same period in 2013 due to one lessee moving its mining operations from an area on which we receive an overriding royalty onto property on which we receive coal royalty revenue, one lessee exhausting the reserves subject to the override and other lessees mining fewer tons on properties on which we receive an overriding royalty.

Transportation and processing fees decreased 2% for the nine months of 2014, when compared to the same period in 2013. The decrease in revenue was due to lower tonnage put through our all our facilities except Macoupin and the temporary idling of two processing facilities in response to market conditions.

Minimums recognized as revenue decreased $1.4 million or 25% for the nine months ended September 30, 2014 when compared to the same period in 2013, primarily due to the recoupment period on Foresight Energy’s Macoupin mine expiring in 2013 for minimums paid in 2009. Minimums for that lease paid after 2009 have longer recoupment periods. This was partially offset by two of our lessee’s previously paid annual minimums expiring and adjustment to the recoupable balance of another lessee.

We had reserve swaps in the corresponding periods in both 2014 and 2013. The revenue associated with the 2013 reserve swap was larger than that in 2014.

Wheelage revenue decreased by 5% for the nine months ended September 30, 2014 compared to the same period in 2013. This slight decrease was due to the normal fluctuations of tonnage that are subject to wheelage charges.

Aggregates and Industrial Minerals Revenues, and Other Related Income

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per ton data) (Unaudited)
Aggregates royalty revenues and production
Tonnage	2,844	4,513	(1,669)	(37)%
Aggregates royalty per ton	$0.94	$1.17	$(0.23)	(20)%
Total aggregates royalty revenues	$2,678	$5,299	$(2,621)	(49)%

Other aggregates related revenues	$6,936	$4,363	$2,573	59%

Total aggregates related revenues	$9,614	$9,662	$(48)	—

Equity and other unconsolidated investment earnings	$28,865	$22,168	$6,697	30%

Total aggregates and industrial minerals revenues, and other related income	$38,479	$31,830	$6,649	21%

Total aggregates and industrial minerals revenues, and other related income. Total aggregates and industrial minerals revenues, and other related income represented approximately 15% and 12% of our total revenues and other income for the nine month periods ended September 30, 2014 and 2013, respectively. The following is a discussion of the major categories of these revenues:

Aggregates royalty revenues decreased 49% and production decreased 37% for the nine months ended September 30, 2014, while average royalty per ton decreased 20%. These decreases were primarily due to one lessee moving from property on which we owned the reserves, to property on which we receive an overriding royalty.

Other aggregates related revenues were up $2.6 million or 59% compared to last year due to a lessee relinquishing their recoupments rights on previously paid minimums in 2014 and override revenues increasing on our Washington aggregates property due to a lessee moving from our owned property to an area subject to an override. Override revenues also increased on our frac sand properties by $1.3 million or 58% over the first nine months of 2013.

Equity and other unconsolidated investment earnings. Income from our investment in the OCI Wyoming trona mining and soda ash production business was $28.9 million for the nine months ended September 30, 2014 and we received $35.9 million in cash during the first nine months of 2014. For the same period in 2013, we recorded equity income of $22.2 million and received $72.9 million in cash. This represents an increase in equity income of 30% due to the first quarter of 2014 reflecting a full quarter of revenues as well as improved earnings from OCI Wyoming in 2014 over 2013.

Oil and Gas Revenues

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per unit data) (Unaudited)
Williston Basin non-operated working interests:
Production volumes
Oil (MBbl)	284	N/A	N/A	N/A
Natural gas (Mcf)	202	N/A	N/A	N/A
NGL (MBoe)	20	N/A	N/A	N/A
Average sales price per unit
Oil (Bbl)	$92.82	N/A	N/A	N/A
Natural gas (Mcf)	$6.45	N/A	N/A	N/A
NGL (Boe)	$45.55	N/A	N/A	N/A
Revenues
Oil	$26,360	N/A	N/A	N/A
Natural gas	1,303	N/A	N/A	N/A
NGL	911	N/A	N/A	N/A

Total	$28,574	N/A	N/A	N/A
Other oil and gas revenues
Royalty and overriding revenues	$8,907	$9,742	$(835)	(9)%

Total oil and gas revenues	$37,481	$9,742	$27,739	285%

Oil and gas revenues increased $27.7 million for the nine months ended September 30, 2014 when compared to the same period in 2013. The increase is primarily due to revenues from our Williston Basin non-operated working interest properties which were acquired during the second half of 2013.

Other Operating Results

In addition to coal related revenues, aggregates and industrial minerals revenues and other revenues and oil and gas revenues, we generated approximately 5% and 6% of our total revenues and other income from other sources for the three and nine months ended September 30, 2014 and 2013. Other sources of revenues primarily include: reimbursements of property taxes from our lessees, rentals, metal revenue and timber royalties.

Operating costs and expenses. The following is a discussion of our operating costs and expenses for the three and nine months ended September 30, 2014 as compared to the same periods of 2013:

•	Depreciation, depletion and amortization expenses were up $0.8 million for the three months ended September 30, 2014 when compared to the same period for 2013 partially due to higher depletion on our Williamson property affected by the reserve swap during third quarter of 2014. On a year to date comparison, depletion is down $0.4 million for 2014 when compared to the same period of 2013 on lower coal production offset by increased oil and gas depletion for our non-operated working interests that were acquired during the second half of 2013.

•	General and administrative expenses was virtually flat for the third quarter of 2014 when compared to the same quarter in 2013, while for the nine month periods ending September 30, 2014 and 2013 expense decreased $5.2 million. The change in general and administrative expense is primarily due to a decrease in long term incentive plan expense due to the fluctuation in unit price.

•	Operating expenses increased for the 2014 period due to a $2.5 million accrued liability relating to a payment due to a royalty owner on one of NRP’s properties.

Interest expense. Interest expense increased approximately $3.3 million and $13.1 million for the three and nine months ended September 30, 2014 over the same periods in 2013. The increase reflects the issuance of NRP’s 9.125% senior notes issued in September 2013.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Generally, we satisfy our working capital requirements with cash generated from operations. We finance our property acquisitions with available cash, borrowings under our revolving credit facilities, and the issuance of senior notes and additional common units. While our ability to satisfy our debt service obligations and pay distributions to our unitholders depends in large part on our future operating performance, our ability to make acquisitions will depend on prevailing economic conditions in the financial markets as well as the coal, oil and gas and aggregates/industrial minerals industries and other factors, some of which are beyond our control. For a more complete discussion of factors that will affect cash flow we generate from operations, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. Our capital expenditures, other than for acquisitions, have historically been minimal. However, we incur capital expenditures and operating expenses associated with the non-operated working interests in oil and gas assets. We finance those capital expenditures through a combination of cash flow from operations and borrowings under the NRP Oil and Gas revolving credit facility.

Opco’s revolving credit facility does not mature until August 2016 and, as of September 30, 2014, Opco had $293 million in available capacity under the facility. As of September 30, 2014, NRP Oil and Gas had $18.0 million available for borrowing under its revolving credit facility. In connection with the closing of the Kaiser-Francis acquisition, NRP Oil and Gas’s revolving credit facility will be amended, and the borrowing base thereunder is expected to be increased to $137 million. We expect to borrow up to $120 million thereunder to fund a portion of the purchase price of that acquisition. We typically access the capital markets to refinance amounts outstanding under our revolving credit facilities as we approach the limits under those facilities, the timing of which depends on the pace and size of our acquisition program and development capital expenditures associated with our oil and gas business.

In addition to the amounts available under our revolving credit facilities, we had $78.1 million in cash at September 30, 2014. As of the date of this report, NRP has sold 1,539,314 common units through its “at-the-market” offering (“ATM”) program during 2014 for approximately $24.8 million in gross proceeds, excluding our general partner’s capital contribution to maintain its 2% general partner interest in us. During the first nine months of 2014, we repaid $56.2 million of principal on Opco’s senior notes and utility local improvement obligation and repaid $13.0 million on Opco’s revolving credit facility, thereby reducing our total outstanding debt by $69.2 million.

Subsequent to the end of the third quarter, we issued approximately 2.4 million common units to fund a portion of the purchase price of the VantaCore acquisition. We also issued 8.5 million common units in a public offering of common units and sold an additional $125 million aggregate principal amount of our 9.125% senior notes due 2018 in a private offering. We intend to use the net proceeds from these offerings, which totaled $222.5 million (including our general partner’s capital contribution to maintain its 2% general partner interest in us in connection with the common unit offering), to fund a portion of the purchase price of the Kaiser-Francis acquisition.

We believe that the combination of our capacity under our revolving credit facilities and our cash on hand gives us enough liquidity to meet our current financial needs. Other than $81 million in principal repayments due on Opco’s senior notes each year for the next several years, we do not have any debt maturing until 2016. As of September 30, 2014, our debt covenant ratios are in compliance for both revolving credit facilities, Opco’s term loan facility and Opco’s outstanding senior notes. For a more complete discussion of factors that will affect our liquidity, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $157.1 million and $189.5 million, respectively. The majority of our cash provided by operating activities is generated from coal related royalty revenues, our equity interest in OCI Wyoming and beginning in 2014, oil and gas revenues.

Net cash used in investing activities for the nine months ended September 30, 2014 was $9.7 million primarily for additional capital expenditures relating to our 2013 acquisitions of non-operated working interests in producing oil and gas properties as well as a $5 million acquisition of coal reserves in the Illinois Basin offset by a purchase price adjustment of $4.3 million on one of our oil and gas acquisitions and a one-time tax distribution from OCI Wyoming of $3.6 million. Net cash used in investing activities for the nine months ended September 30, 2013 was $281.1 million. Substantially all of our 2013 investing activities consisted of the acquisition of the interest in OCI Wyoming, see “Note 4. Equity and Other Investments.”

Net cash used in financing activities for the nine months ended September 30, 2014 was $161.8 million. During the first nine months of 2014, we had net proceeds from loans of $2.0 million, net proceeds from equity transactions of $24.2 million, and a capital contribution from our general partner of $0.5 million. These proceeds were offset by loan payments of $69.2 million and distributions to partners of $119.3 million. During the same period for 2013, net cash provided by financing activities was $41.9 million, which included net proceeds from loans of $547.0 million, net proceeds from equity transactions of $74.9 million, and a capital contribution from our general partner of $1.5 million. These proceeds were offset by loan repayments of $386.2 million, debt issuance costs of $9.1 million, and distributions to partners of $186.3 million.

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

In October 2014, NRP and NRP Finance issued an additional $125 million in aggregate principal amount of the 9.125% Senior Notes due 2018. The notes were issued pursuant to the existing indenture and constitute the same series of securities as the existing 9.125% senior notes due 2018 issued in September 2013. In the offering, $105 million in aggregate principal amount of the notes were sold in a private placement to the initial purchasers thereof to be offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to persons outside the United States pursuant to Regulation S under the Securities Act. The remaining $20 million in aggregate principal amount of the Notes were sold in a separate private placement to Cline Trust Company, LLC. The net proceeds of approximately $122.1 million from this offering will be used to fund a portion of the purchase price of the Kaiser-Francis acquisition.

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

Opco Debt

As of September 30, 2014, Opco’s debt consisted of:

•	$7.0 million drawn under the floating rate revolving credit facility, due August 2016;

•	$99.0 million floating rate term loan, due January 2016;

•	$18.5 million of 4.91% senior notes due 2018;

•	$107.1 million of 8.38% senior notes due 2019;

•	$46.2 million of 5.05% senior notes due 2020;

•	$1.3 million of 5.31% utility local improvement obligation due 2021;

•	$24.3 million of 5.55% senior notes due 2023;

•	$75.0 million of 4.73% senior notes due 2023;

•	$150.0 million of 5.82% senior notes due 2024;

•	$45.5 million of 8.92% senior notes due 2024;

•	$175.0 million of 5.03% senior notes due 2026; and

•	$50.0 million of 5.18% senior notes due 2026.

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

Revolving Credit Facility. As of September 30, 2014, Opco had $293 million in available borrowing capacity under its revolving credit facility. Under an accordion feature in the credit facility, Opco may request its lenders to increase their aggregate commitment to a maximum of $500 million on the same terms. However, Opco cannot be certain that its lenders will elect to participate in the accordion feature. To the extent the lenders decline to participate, Opco may elect to bring new lenders into the facility, but cannot make any assurance that the additional credit capacity will be available on existing or comparable terms.

During 2014, Opco’s borrowings and repayments under its credit facility were as follows:

	Quarter Ending
	March 31	June 30	September 30
	(In thousands) (Unaudited)
Outstanding balance, beginning of period	$20,000	$20,000	$15,000
Borrowings under credit facility	—	—	—
Less: Repayments under credit facility	—	(5,000)	(8,000)

Outstanding balance, ending period	$20,000	$15,000	$7,000

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

Term Loan. In connection with the OCI Wyoming acquisition, Opco entered into a 3-year, $200 million term loan facility in January 2013. The term loan facility is guaranteed by Opco’s operating subsidiaries and bore interest at a weighted average rate of 2.23% for the nine months ended September 30, 2014. We repaid $101 million of the term loan during 2013. The remaining balance of $99.0 million is due in January 2016. The term loan facility contains financial covenants and other terms that are identical to those of our credit facility.

NRP Oil and Gas Debt

Revolving Credit Facility. In August 2013, NRP Oil and Gas entered into a 5-year, $100 million senior secured, reserve-based revolving credit facility in order to fund capital expenditure requirements related to the development of the oil and gas assets in which it owns non-operated working interests. As of September 30, 2014, the credit facility has a borrowing base of $20.0 million. The credit facility is secured by a first priority lien and security interest in substantially all of the assets of NRP Oil and Gas. NRP Oil and Gas is the sole obligor under its revolving credit facility, and neither NRP nor any of its other subsidiaries is a guarantor of such facility. As of September 30, 2014, NRP Oil and Gas had $2.0 million outstanding under the facility.

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

In connection with the closing of the Kaiser-Francis acquisition, the NRP Oil and Gas revolving credit facility will be amended. The amended facility is expected to be a $500 million facility with an initial borrowing base of $137 million and will mature on the date that is 5 years from the date of the closing. The amended facility will be secured by a first priority lien and security interest in substantially all of the assets of NRP Oil and Gas, including the assets acquired in the Kaiser-Francis acquisition. NRP Oil and Gas will be the sole obligor under the amended credit facility, and neither NRP nor any of its other subsidiaries is a guarantor of such facility. The amended credit facility is expected to contain substantially similar pricing terms and covenants as the current facility, except that it will reduce the applicable margin for LIBOR based loans.

Consolidated Debt

The following table reflects our long-term non-cancelable contractual obligations as of September 30, 2014 (in millions) (unaudited):

	Payments Due by Period
Contractual Obligations	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
NRP:
Long-term debt principal payments (including current maturities)(1)	$300.0	$—	$—	$—	$—	$300.0	$—
Long-term debt interest payments(2)	123.3	13.7	27.4	27.4	27.4	27.4	—

NRP Oil and Gas:
Long-term debt principal payments	2.0	—	—	—	—	$2.0	—

Opco:
Long-term debt principal payments (including current maturities) (3)	798.8	24.8	81.0	187.0	81.0	81.0	344.0
Long-term debt interest payments(4)	195.5	8.6	38.4	33.3	28.2	23.2	63.8
Rental leases(5)	2.9	0.2	0.7	0.7	0.7	0.6	—

Total	$1,422.5	$47.3	$147.5	$248.4	$137.3	$434.2	$407.8

(1)	On September 18, 2013, NRP and NRP Finance issued $300 million of 9.125% senior notes at an offering price of 99.007% of par value due October 1, 2018.
(2)	The amounts indicated in the table include interest due on 9.125% senior notes.
(3)	The amounts indicated in the table include principal due on Opco’s senior notes, as well as the utility local improvement obligation related to our property in DuPont, Washington. On January 24, 2013, Opco entered into a $200 million three year term loan. As of December 31, 2013, there was $99.0 million outstanding which is due in January 2016.
(4)	The amounts indicated in the table include interest due on Opco’s senior notes as well as the utility local improvement obligation related to our property in DuPont, Washington.
(5)	On January 1, 2009, Opco entered into a ten-year lease agreement for the rental of office space from Western Pocahontas Properties Limited Partnership for $0.6 million per year. In addition, BRP leases office space for approximately $100,000 per year. These rental obligations are included in the table above.

Shelf Registration Statements and “At-the-Market” Program

On April 24, 2012 we filed an automatically effective shelf registration statement on Form S-3 with the SEC that is available for registered offerings of common units and debt securities. On October 10, 2014, we issued 8,500,000 common units in an underwritten public offering pursuant to this registration statement at a public offering price of $12.02 per common unit. We intend to use the net proceeds of approximately $100.4 million from this offering, including our general partner’s proportionate capital contribution to maintain its 2% general partner interest in us, to fund a portion of the purchase price of the Kaiser-Francis acquisition.

On August 15, 2012, we filed a shelf registration statement on Form S-3 that registered all of the common units held by Adena Minerals. This shelf registration statement was declared effective by the SEC on September 21, 2012. Following the effectiveness of this registration statement, Adena distributed 15,181,716 common units to its shareholders, and we subsequently filed prospectus supplements to register the resale of these common units by those shareholders. The shelf registration statement filed in August 2012 also registered up to $500 million in equity securities to be sold by NRP. On November 12, 2013, we filed a prospectus supplement and entered into an Equity Distribution Agreement relating to the offer and sale from time to time of common units having an aggregate offering price of $75 million through one or more managers acting as sales agents at prices to be agreed upon at the time of sale. Under the terms of the Equity Distribution Agreement, we may also sell common units from time to time to any manager as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to any manager as principal would be pursuant to the terms of a separate terms agreement between NRP and such manager. Sales of common units in this “at-the-market” (“ATM”) program are made pursuant to the shelf registration statement declared effective in September 2012. For the nine months ended September 30, 2014, we sold 1,539,314 common units for an average price of $16.13 for gross proceeds of $24.8 million.

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

Related Party Transactions

Reimbursements to our General Partner

Our general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with our partnership agreement, we reimburse our general partner and its affiliates for expenses incurred on our behalf. All direct general and administrative expenses are charged to us as incurred. We also reimburse indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by our general partner and its affiliates. We had an amount payable to Quintana Minerals Corporation of $0.5 million at September 30, 2014 for services provided by Quintana. Cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders.

The reimbursements to our general partner for services performed by Western Pocahontas Properties and Quintana Minerals Corporation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands) (Unaudited)
Reimbursement for services	$2,927	$2,748	$8,708	$8,481

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

Cline Affiliates

Various companies controlled by Chris Cline lease coal reserves from NRP, and we provide coal transportation services to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest in NRP’s general partner, as well as 4,917,548 common units. Revenues from Cline affiliates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands) (Unaudited)
Coal royalty revenues	$13,337	$14,968	$39,713	$39,527
Transportation and processing fees	5,358	5,121	15,557	14,471
Minimums recognized as revenue	—	—	—	3,477
Override revenue	478	957	2,156	2,735
Gain on reserve swap	5,690	—	5,690	8,149

Coal related revenues	$24,863	$21,046	$63,116	$68,359

At September 30, 2014, we had amounts due from Cline affiliates totaling $60.7 million, of which $53.9 million was attributable to agreements relating to Sugar Camp. As of September 30, 2014, we had received $82.7 million in minimum royalty payments to date that have not been recouped by Cline affiliates, of which $11.7 million was received in the current year.

For the nine months ended September 30, 2014 and 2013, we recognized $5.7 million and $8.1 million non-cash gains, on a coal reserve swap, in Illinois with Williamson Energy.

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

At September 30, 2014, a fund controlled by Quintana Capital owned a majority interest in Corsa Coal Corp., a coal mining company traded on the TSX Venture Exchange that is one of our lessees in Tennessee. Corbin J. Robertson III, one of our directors, is Chairman of the Board of Corsa. Revenues from Corsa are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands) (Unaudited)
Coal royalty revenues	$655	$1,249	$2,218	$3,403

We also had accounts receivable totaling $0.2 million from Corsa at September 30, 2014.

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

Revenues from Forge for the nine months ended September 30, 2013 were $1.8 million. Subsequent to the second quarter of 2013, Forge is no longer considered a related party of NRP.

Environmental

The operations our lessees conduct on our properties are subject to federal and state environmental laws and regulations. See “Item 1. Business—Regulation and Environmental Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013. As an owner of surface interests in some properties, we may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of our coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify us against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. Because we have no employees, employees of Western Pocahontas Properties Limited Partnership make regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. We believe that our lessees will be able to comply with existing regulations and do not expect any lessee’s failure to comply with environmental laws and regulations to have a material impact on our financial condition or results of operations. We have neither incurred, nor are aware of, any material environmental charges imposed on us related to our properties at September 30, 2014. We are not associated with any environmental contamination that may require remediation costs. However, our lessees do conduct reclamation work on the properties under lease to them. Because we are not the permittee of the mines being reclaimed, we are not responsible for the costs associated with these reclamation operations. In addition, West Virginia has established a fund to satisfy any shortfall in reclamation obligations. During 2013, several citizen group lawsuits were filed against landowners alleging ongoing discharges of pollutants, including selenium, from valley fills located at reclaimed mountaintop removal mining sites in West Virginia. In each case, the mine on the subject property has been closed, the property has been reclaimed, and the state reclamation bond has been released. While it is too early to determine the merits or predict the outcome of any of these lawsuits, any determination that a landowner or lessee has liability for discharges from a previously reclaimed mine site would result in uncertainty as to continuing liability for completed and reclaimed coal mine operations.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under our revolving credit facility and term loan, which are subject to variable interest rates based upon LIBOR. At September 30, 2014, we had $108 million in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.1 million, assuming the same principal amount remained outstanding during the year.

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

Item 1A. Risk Factors

The following risk factors update the risk factors included in Natural Resource Partners L.P.’s Form 10-K for the year ended December 31, 2013. Other than the risk factors below, there are no material changes to the risk factors included therein.

We are exposed to operating risks as a result of the VantaCore acquisition that we have not previously experienced.

Prior to the VantaCore acquisition, we did not operate aggregates mining and production assets. VantaCore currently operates three hard rock quarries, six sand and gravel plants, two asphalt plants and a marine terminal. As an operator of these assets, we will be exposed to risks that we have not historically been exposed to in our mineral rights and royalties business. Such risks include, but are not limited to, prices and demand for construction aggregates, capital and operating expenses necessary to maintain VantaCore’s operations, production levels, general economic conditions, conditions in the local markets that VantaCore serves, inclement or hazardous weather conditions, permitting risk, fire, explosions or other accidents, and unanticipated geologic conditions. Any of these risks could result in damage to, or destruction of, VantaCore’s mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, reduced revenue or losses or possible legal liability. In addition, not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements. Our insurance coverage may not be sufficient to meet our needs in the event of loss. Any prolonged downtime or shutdowns at VantaCore’s mining properties or production facilities or material loss could have an adverse effect on our results of operations and prevent us from realizing all of the anticipated benefits of the acquisition.

We may incur unanticipated costs or delays in connection with the integration of VantaCore and future aggregates operations into our company.

There are risks with respect to the integration of VantaCore into our company that may result in unanticipated costs or delays to us. Such risks include:

•	integrating additional personnel into our company, including the approximately 230 people employed by VantaCore;

•	establishing the internal controls and procedures for the acquired businesses that we are required to maintain under the Sarbanes-Oxley Act of 2002;

•	consolidating other corporate and administrative functions;

•	diversion of management’s attention away from our other business concerns;

•	loss of key employees; and

•	the assumption of any undisclosed or other potential liabilities of the acquired company.

Similar risks may apply to the integration of future aggregates operations that we may acquire through the VantaCore platform. Any significant costs and delays resulting from the risks described above could cause us not to realize the anticipated benefits of these acquisitions.

Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves.

Coal, aggregates and oil and natural gas reserve engineering requires subjective estimates of underground accumulations of coal, aggregates and oil and natural gas and assumptions and are by nature imprecise. Our reserve estimates may vary substantially from the actual amounts of coal, aggregates and oil and natural gas recovered our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

•	future prices, operating costs, capital expenditures, severance and excise taxes, and development and reclamation costs;

•	production levels;

•	future technology improvements;

•	the effects of regulation by governmental agencies; and

•	geologic and mining conditions, which may not be fully identified by available exploration data and may differ from our experiences in areas where our lessees currently mine or the operators of our non-operated oil and gas working interests currently produce.

Actual quantities of reserves, production, revenue and expenditures with respect to our reserves will likely vary from estimates, and these variations may be material. As a result, you should not place undue reliance on our reserve data.

The Kaiser-Francis acquisition may not be consummated, and the assumptions on which our estimates of future results of the Kaiser-Francis assets have been based may prove to be incorrect in a number of material ways, resulting in us not realizing the expected benefits of the Kaiser-Francis acquisition.

The Kaiser-Francis acquisition is expected to close in November 2014 and is subject to closing conditions. If these conditions are not satisfied or waived, the Kaiser-Francis acquisition will not be consummated. If the closing of the Kaiser-Francis acquisition is substantially delayed or does not occur at all, we may not realize the anticipated benefits of the Kaiser-Francis acquisition fully or at all. Additionally, the assumptions on which our estimates of future results of the Kaiser-Francis assets have been based may prove to be incorrect in a number of material ways, resulting in us not realizing our expected benefits of the Kaiser-Francis acquisition, including anticipated increased cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the closing of the VantaCore acquisition, on October 1, 2014, we issued 2,426,690 common units to certain of the owners of VantaCore in exchange for their interests in VantaCore and VantaCore GP upon closing of the acquisition. The aggregate offering price of the common units was approximately $36 million. Such common units were issued and sold in reliance upon an exemption from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

As a result of our acquisition of VantaCore, information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	—

Purchase Agreement, dated as of January 23, 2013, by and among Anadarko Holding Company, Big Island Trona

Company, NRP Trona LLC and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 25, 2013).

2.2	—

Agreement and Plan of Merger, dated as of August 18, 2014, by and among VantaCore Partners LP, VantaCore LLC,

the Holders named therein, Natural Resource Partners L.P., NRP (Operating) LLC and Rubble Merger Sub, LLC

(incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 20, 2014).

2.3	—

Interest Purchase Agreement, by and among NRP Oil and Gas LLC, Kaiser-Whiting, LLC and the Owners of Kaiser-

Whiting, LLC dated as of October 5, 2014 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 6, 2014).

3.1	—	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582)

3.2	—

Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of

September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September

21, 2010).

3.3	—

Fifth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC dated as of

October 31, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 31, 2013).

4.1	—

First Amendment, dated March 6, 2012, to the Fourth Amended and Restated Agreement of Limited Partnership of

Natural Resource Partners L.P. (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on

August 7, 2012).

4.2	—

Indenture, dated September 18, 2013, by and among Natural Resource Partners L.P. and NRP Finance Corporation, as

issuers, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current

Report on Form 8-K filed on September 19, 2013).

4.3	—	Form of 9.125% Senior Notes due 2018 (contained in Exhibit 1 to Exhibit 4.2).

4.4	—

9.125% Senior Note due 2018 in $20,000,000 aggregate principal amount issued by Natural Resource Partners L.P. and

NRP Finance Corporation to Cline Trust Company, LLC, dated October 17, 2014 (incorporated by reference to Exhibit

4.3 to Current Report on Form 8-K filed on October 20, 2014).

4.5	—

Registration Rights Agreement, dated October 17, 2014, by and among Natural Resource Partners L.P., NRP Finance

Corporation and Wells Fargo Securities, LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed on October 20, 2014).

10.1	—	Limited Liability Company Agreement of OCI Wyoming LLC, dated June 30, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by OCI Resources LP on July 2, 2014).

10.2	—

Purchase Agreement dated October 9, 2014 by and among Natural Resource Partners L.P., NRP Finance Corporation

and Wells Fargo Securities, LLC (as the representative of the several initial purchasers) (incorporated by reference to

Exhibit 4.4 to Current Report on Form 8-K filed on October 10, 2014).

10.3*	—	Continued Employment and Separation Agreement dated effective as of September 1, 2014, by and among Natural Resource Partners L.P., Western Pocahontas Properties Limited Partnership and Nick Carter.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

95.1*	—	Mine Safety Disclosure.

101*	—

The following financial information from the Quarterly Report on Form 10-Q of Natural Resource Partners L.P. for the

quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated

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

Date: November 7, 2014

By:
/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014

By:
/s/ Dwight L. Dunlap
Dwight L. Dunlap, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 7, 2014

By:
/s/ Kenneth Hudson
Kenneth Hudson Controller (Principal Accounting Officer)