Form 10-K/A
period 2013-12-31
NATURAL RESOURCE PARTNERS LP
filed 2014-11-13
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 28, 2014, there were 109,812,408 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

EXPLANATORY NOTE

Natural Resource Partners L.P. (the “Company”) is filing this Annual Report on Form 10-K/A for the year ended December 31, 2013 (this “Form 10-K/A”) to amend its original Annual Report on Form 10-K for the year ended December 31, 2013 originally filed on February 28, 2014 (the “Original Form 10-K”). This Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this Form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K.

This Form 10-K/A is being filed to include the audit report of Deloitte & Touche LLP, who have audited the financial statements of OCI Wyoming, L.P. (now “OCI Wyoming LLC”) as of and for the year ended December 31, 2013 and whose report is relied upon by Ernst & Young LLP, the Company’s independent registered public accounting firm. The Deloitte & Touche LLP report was inadvertently omitted from the Original Form 10-K. In addition, the references to “unaudited” in the operating results and balance sheet information relating to the Company’s investment in OCI Wyoming included in “Note 4. Equity and Other Investments” have been removed from the accompanying financial statements. Accordingly, Item 8. “Financial Statements and Supplementary Data” is hereby amended in its entirety. No other changes to the Company’s financial statements or the audit report of Ernst & Young LLP have been made.

Part II.

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

/s/ Ernst & Young LLP

Houston, Texas

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Partners of

OCI Wyoming, L.P.

Atlanta, Georgia

We have audited the balance sheet of OCI Wyoming, L.P. (the “Partnership”) as of December 31, 2013 and the related consolidated statements of operations and comprehensive income, equity, and cash flows for the year then ended, and the related notes to the financial statements (not presented herein). These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position the Partnership as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2014

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

The following is summarized balance sheet information as of December 31, 2013 and the results of operations for the year then ended relating to the Partnership’s investment in OCI Wyoming.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

See Item 8, “Financial Statements and Supplementary Data.”

(a)(3) Exhibits

Exhibit Number		Description

2.1	—	Purchase Agreement, dated as of January 23, 2013, by and among Anadarko Holding Company, Big Island Trona Company, NRP Trona LLC and NRP (Operating) LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on January 25, 2013).

3.1	—	Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of September 20, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 21, 2010).

3.2	—	Fifth Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of December 16, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 16, 2011).

3.3	—	Fifth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of October 31, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 31, 2013).

3.4	—	Amended and Restated Limited Liability Company Agreement of NRP (Operating) LLC, dated as of October 17, 2002 (incorporated by reference to Exhibit 3.4 of the Annual Report on Form 10-K for the year ended December 31, 2002).

3.5	—	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).

4.1	—	Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the Purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed June 23, 2003).

4.2	—	First Amendment, dated as of July 19, 2005, to Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 20, 2005).

4.3	—	Second Amendment, dated as of March 28, 2007, to Note Purchase Agreement dated as of June 19, 2003 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 29, 2007).

4.4	—	First Supplement to Note Purchase Agreement, dated as of July 19, 2005 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 20, 2005).

4.5	—	Second Supplement to Note Purchase Agreement, dated as of March 28, 2007 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 29, 2007).

4.6	—	Third Supplement to Note Purchase Agreement, dated as of March 25, 2009 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 26, 2009).

Exhibit Number		Description

4.7	—	Fourth Supplement to Note Purchase Agreement, dated as of April 20, 2011 among NRP (Operating) LLC and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2011).

4.8	—	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 23, 2003).

4.9	—	Form of Series A Note (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 23, 2003).

4.10	—	Form of Series B Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 23, 2003).

4.11	—	Form of Series C Note (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed June 23, 2003).

4.12	—	Form of Series D Note (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K filed February 28, 2007).

4.13	—	Form of Series E Note (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 29, 2007).

4.14	—	Form of Series F Note (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 7, 2009).

4.15	—	Form of Series G Note (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 7, 2009).

4.16	—	Form of Series H Note (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed May 5, 2011).

4.17	—	Form of Series I Note (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed May 5, 2011).

4.18	—	Form of Series J Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 15, 2011).

4.19	—	Form of Series K Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 3, 2011).

4.20	—	Registration Rights Agreement, dated as of January 23, 2013, by and among Natural Resource Partners L.P. and the Investors named therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 25, 2013).

4.21	—	Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated March 6, 2012 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on May 4, 2012).

4.22	—	Indenture, dated September 18, 2013, by and among Natural Resource Partners L.P. and NRP Finance Corporation, as issuers, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 19, 2013).

4.23	—	Form of 9.125% Senior Notes due 2018 (contained in Exhibit 1 to Exhibit 4.22).

4.24	—	Registration Rights Agreement, dated September 18, 2013, by and among Natural Resource Partners L.P., NRP Finance Corporation and Citigroup Global Markets Inc., as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on September 19, 2013).

10.1	—	Second Amended and Restated Credit Agreement, dated as of August 10, 2011 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 11, 2011).

10.2	—	First Amendment to the Second Amended and Restated Credit Agreement, dated as of January 23, 2013 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 25, 2013).

Exhibit Number		Description

10.3	—	Second Amendment to the Second Amended and Restated Credit Agreement, dated as of June 7, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 10, 2013).

10.4	—	Contribution Agreement, dated as of September 20, 2010, by and among Natural Resource Partners L.P., NRP (GP) LP, Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation and NRP Investment L.P. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2010).

10.5**	—	Natural Resource Partners Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 17, 2008).

10.6**	—	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2007).

10.7**	—	Natural Resource Partners Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2002).

10.8	—	First Amended and Restated Omnibus Agreement, dated as of April 22, 2009, by and among Western Pocahontas Properties Limited Partnership, Great Northern Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 7, 2009).

10.9	—	Restricted Business Contribution Agreement, dated January 4, 2007, by and among Christopher Cline, Foresight Reserves LP, Adena Minerals, LLC, GP Natural Resource Partners LLC, NRP (GP) LP, Natural Resource Partners L.P. and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 4, 2007).

10.10	—	Investor Rights Agreement, dated January 4, 2007, by and among NRP (GP) LP, GP Natural Resource Partners LLC, Robertson Coal Management and Adena Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 4, 2007).

10.11	—	Waiver Agreement, dated November 12, 2009, by and among Natural Resource Partners L.P., Great Northern Properties Limited Partnership, Western Pocahontas Properties Limited Partnership, New Gauley Coal Corporation, Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 13, 2009).

10.12	—	Common Unit Purchase Agreement, dated January 23, 2013, by and among Natural Resource Partners, L.P. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 25, 2013).

10.13	—	Term Loan Agreement, dated as of January 23, 2013, by and among Natural Resource Partners, L.P., Citibank, N.A., as administrative agent, Citigroup Global Markets, Inc., Wells Fargo Securities, LLC and Compass Bank, as joint lead arrangers and joint bookrunners and Wells Fargo Bank, National Association and Compass Bank, as co-syndication agents (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 25, 2013).

10.14	—	First Amendment to Term Loan Agreement, dated as of June 7, 2013 (incorporated by reference to Current Report on Form 8-K filed on June 10, 2013).

10.15	—	Third Amended and Restated Agreement of Limited Partnership of OCI Wyoming, L.P., dated September 18, 2013 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed by OCI Resources LP on September 18, 2013).

Exhibit Number		Description

10.16	—	Credit Agreement, dated as of August 12, 2013, among NRP Oil and Gas LLC, Wells Fargo Bank, N.A., as Administrative Agent, and Wells Fargo Securities, LLC as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 13, 2012).

10.17	—	First Amendment to Credit Agreement, dated effective as of December 19, 2013, among NRP Oil and Gas LLC, Wells Fargo Bank, N.A., as Administrative Agent, and Wells Fargo Securities, LLC as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Current Report on Form 8-K filed on December 20, 2013).

10.18	—	Purchase Agreement dated September 13, 2013 by and among Natural Resource Partners L.P., NRP Finance Corporation and Citigroup Global Markets Inc. (as the representative of the several initial purchasers) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 17, 2013).

10.19	—	Equity Distribution Agreement dated November 12, 2013 by and among the Partnership, NRP (GP) LP, GP Natural Resource Partners LLC, and Citigroup Global Markets Inc. BB&T Capital Markets, a division of BB&T Securities, LLC, UBS Securities LLC and Wells Fargo Securities, LLC, as Managers (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on November 12, 2013).

21.1***	—	List of subsidiaries of Natural Resource Partners L.P.

23.1*	—	Consent of Ernst & Young LLP.

23.2*	—	Consent of Deloitte & Touche LLP.

31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.

31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

99.1	—	Description of certain provisions of the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 21, 2010).

101*	—	The following financial information from the annual report on Form 10-K/A of Natural Resource Partners L.P. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

* Submitted herewith

** Management compensatory plan or arrangement

*** Previously submitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner
Date: November 13, 2014

	By:	/s/ DWIGHT L. DUNLAP
Dwight L. Dunlap,
Chief Financial Officer and Treasurer (Principal Financial Officer)