Form 10-K
period 2015-12-31
NATURAL RESOURCE PARTNERS LP
filed 2016-03-11
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-31465
NATURAL RESOURCE PARTNERS L.P.
(Exact name of registrant as specified in its charter)

Delaware	35-2164875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1201 Louisiana Street, Suite 3400, Houston, Texas 77002 (Address of principal executive offices)
Registrant's telephone number, including area code (713) 751-7507
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partnership interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer	☐ Non-accelerated Filer	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐        No  ☒
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $295.0 million on June 30, 2015 based on a price of $37.90 per unit, which was the closing price of the common units as reported on the New York Stock Exchange (after giving effect to the one-for-ten reverse unit split effective on February 17, 2016).
As of March 1, 2016, there were 12.2 million common units outstanding. Documents incorporated by reference: None.

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K may constitute forward-looking statements. All statements, other than statements of historical facts, included herein or incorporated herein by reference are "forward-looking statements." In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding:

•	our business strategy;

•	our liquidity and access to capital and financing sources;

•	our financial strategy;

•	prices of and demand for coal, trona and soda ash, construction aggregates, crude oil and natural gas, frac sand and other natural resources;

•	estimated revenues, expenses and results of operations;

•	the amount, nature and timing of capital expenditures;

•	our ability to make acquisitions and integrate the acquisitions we do make;

•	projected production levels by our lessees, VantaCore Partners LLC ("VantaCore"), and the operators of our oil and gas working interests;

•	Ciner Wyoming LLC’s ("Ciner Wyoming") trona mining and soda ash refinery operations;

•	the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and

•	global and U.S. economic conditions.
These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" in this Annual Report on Form 10-K for important factors that could cause our actual results of operations or our actual financial condition to differ.

ii

PART I

As used in this Part I, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. References to NRP Oil and Gas refer to NRP Oil and Gas LLC, a wholly owned subsidiary of NRP. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and a co-issuer with NRP on the 9.125% senior notes.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Partnership Structure and Management

We are a publicly traded Delaware limited partnership formed in 2002. We own, operate, manage and lease a diversified portfolio of mineral properties in the United States, including interests in coal, trona and soda ash, construction aggregates, crude oil and natural gas, frac sand and other natural resources. Our business is organized into four operating segments:

Coal, Hard Mineral Royalty and Other—consists primarily of coal royalty, coal related transportation and processing assets, aggregate and industrial minerals royalty assets and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. Our aggregates and industrial minerals are located in a number of states across the United States.

Soda Ash—consists of the Partnership's 49% non-controlling equity interest in a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries. We receive regular quarterly distributions from this business.

VantaCore—consists of our construction materials business acquired in October 2014 that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. VantaCore operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

Oil and Gas—consists of our non-operated working interests, royalty interests and overriding royalty interests in oil and natural gas properties. Our primary interests in oil and natural gas producing properties are non-operated working interests located in the Williston Basin in North Dakota and Montana. We also own fee mineral, royalty or overriding royalty interests in oil and gas properties in several other regions, including the Appalachian Basin, Oklahoma and Louisiana.

Our Corporate and Financing segment includes functional corporate departments that do not earn revenues. Costs incurred by these departments include corporate headquarters and overhead, financing, centralized treasury and accounting and other corporate-level activity not specifically allocated to a segment.

Effective for the quarter ended December 31, 2015, we changed the organizational structure of the internal financial information reviewed by our Chief Executive Officer and President and Chief Operating Officer from a single segment to the four operating segments and corporate segment described above as a result of the acquisitions that have diversified our natural resource asset base. The new segment alignment is presented for the period ending December 31, 2015, with prior periods recast for comparability.

Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We conduct our business through two wholly owned operating companies: Opco and NRP Oil and Gas. NRP Oil and Gas holds our non-operated oil and gas working interests in the Williston Basin. All of our other operations, including other oil and gas assets, are held by Opco. NRP (GP) LP, our general partner, has sole responsibility for conducting our business and for managing our operations. Because our general partner is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the Board of Directors and officers of GP Natural Resource Partners LLC make decisions on our behalf. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Subject to the Investor Rights Agreement with Adena Minerals, LLC ("Adena Minerals"), Mr. Robertson is entitled to nominate ten directors to the Board of Directors of GP Natural Resource Partners LLC. Mr. Robertson has delegated the right to nominate two of the directors, one of whom must be independent, to Adena Minerals.

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

We have regional offices through which we conduct our operations, the largest of which is located at 5260 Irwin Road, Huntington, West Virginia 25705 and the telephone number is (304) 522-5757. Our principal executive office is located at 1201 Louisiana Street, Suite 3400, Houston, Texas 77002 and our telephone number is (713) 751-7507.

Segment and Geographic Information

The amount of total revenue for each of our operating segments in the last three years is shown below (dollars in thousands). For additional operating segment information, please see "Note 3. Segment Information" in the Notes to Consolidated Financial Statements under Item 8 in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" under Item 7 in this Annual Report on Form 10-K, which are both incorporated herein by reference.

	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Total
2015
Revenues	$246,353	$49,918	$139,013	$53,565	$488,849
Percentage of total	51%	10%	28%	11%
2014
Revenues	$256,719	$41,416	$42,051	$59,566	$399,752
Percentage of total	64%	10%	11%	15%
2013
Revenues	$306,851	$34,186	$—	$17,080	$358,117
Percentage of total	85%	10%	—%	5%

Coal, Hard Mineral Royalty and Other Segment

We do not operate any coal mines, but lease our reserves to experienced mine operators under long-term leases that grant the operators the right to mine and sell our reserves in exchange for royalty payments. A typical lease has a five- to ten-year base term, with the lessee having an option to extend the lease for additional terms. Leases may include the right to renegotiate rents and royalties for the extended term. We also own and manage coal related infrastructure assets that generate additional revenues, primarily in the Illinois Basin. In addition, we own or lease aggregates and industrial mineral reserves located in a number of states across the country. We derive a small percentage of our aggregates and industrial mineral revenues by leasing our owned reserves to third party operators who mine and sell the reserves in exchange for royalty payments.

Under our standard lease, lessees calculate royalty payments due to us and are required to report tons of minerals removed as well as the sales prices of the extracted minerals. Therefore, to a great extent, amounts reported as royalty revenue are based upon the reports of our lessees. We periodically audit this information by examining certain records and internal reports of our lessees, and we perform periodic mine inspections to verify that the information that our lessees have submitted to us is accurate. Our audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to us and the actual results from each property.

In addition to their royalty obligations, our lessees are often subject to pre-established minimum monthly, quarterly or annual payments. These minimum rentals reflect amounts we are entitled to receive even if no mining activity occurred during the period. Minimum rentals are usually credited against future royalties that are earned as minerals are produced.

Because we do not operate any coal mines, our coal royalty business does not bear ordinary operating costs and has limited direct exposure to environmental, permitting and labor risks. As operators, our lessees are subject to environmental laws, permitting requirements and other regulations adopted by various governmental authorities. In addition, the lessees generally bear all labor-related risks, including retiree health care legacy costs, black lung benefits and workers’ compensation costs associated with operating the mines on our coal and aggregates properties. We typically pay property taxes on our properties, which are then reimbursed by the coal lessee pursuant to the terms of the lease.

Coal Production and Reserve Information

The following table presents coal production for the year ended December 31, 2015 and coal reserve information as of December 31, 2015 for the properties that we owned by major coal region:

	Production	Proven and Probable Reserves (1)
		Underground	Surface	Total
	(Tons in thousands)
Appalachia:
Northern	9,562	353,565	—	353,565
Central	16,862	773,987	229,899	1,003,886
Southern	3,803	78,864	12,819	91,683
Total Appalachia	30,227	1,206,416	242,718	1,449,134
Illinois Basin	11,173	327,293	5,309	332,602
Northern Powder River Basin	4,905	—	38,519	38,519
Gulf Coast	739	—	1,958	1,958
Total	47,044	1,533,709	288,504	1,822,213

(1)	In excess of 90% of the reserves presented in this table are currently leased to third parties.

The following table presents the sulfur content, the typical quality of our coal reserves and the type of coal by major coal region as of December 31, 2015:

		Sulfur Content				Typical Quality (1)		Type of Coal
	Compliance Coal (2)	Low (<1.0%)	Medium (1.0% to 1.5%)	High (>1.5%)	Total	Heat Content (Btu per pound)	Sulfur (%)	Steam	Met (3)
	(Tons in thousands)							(Tons in thousands)
Appalachia
Northern	33,204	33,204	905	319,456	353,565	12,784	2.89	353,565	—
Central	515,001	727,362	228,480	48,044	1,003,886	13,266	0.89	618,829	385,057
Southern	64,715	70,586	16,928	4,169	91,683	13,397	0.83	67,078	24,605
Total Appalachia	612,920	831,152	246,313	371,669	1,449,134	13,157	1.37	1,039,472	409,662
Illinois Basin	—	—	2,157	330,445	332,602	11,493	3.28	332,602	—
Northern Powder River Basin	—	38,519	—	—	38,519	8,800	0.65	38,519	—
Gulf Coast	82	1,958	—	—	1,958	6,964	0.69	1,876	82
Total	613,002	871,629	248,470	702,114	1,822,213			1,412,469	409,744

(1)
Unless otherwise indicated, we present the quality of the coal throughout this Annual Report on Form 10-K on an as-received basis, which assumes 6% moisture for Appalachian reserves, 12% moisture for Illinois Basin reserves and 25% moisture for Northern Powder River Basin reserves.

(2)
Compliance coal, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu and meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

(3)
For purposes of this table, we have defined metallurgical coal reserves as reserves located in those seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as steam coal. In 2015, approximately 30% of the production and 38% of the coal royalty revenues from our properties were from metallurgical coal.

Methodologies Used in Mineral Reserve Estimation

All of the reserves reported above are recoverable proven or probable reserves as determined by the SEC’s Industry Guide 7 and are estimated by our internal reserve engineers. The technologies and economic data used by our internal reserve engineers in the estimation of our proved reserves include, but are not limited to, drill logs, geophysical logs, geologic maps including isopach, mine, and coal quality, cross sections, statistical analysis, and available public production data. There are numerous uncertainties inherent in estimating the quantities and qualities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. See "Item 1A. Risk Factors—Risks Related to Our Business—Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves."

Major Coal Producing Properties

The following is a summary of our major coal producing properties in each region:

Appalachia—Northern Appalachia

Area F.     Area F is located in Randolph and Upshur Counties, West Virginia.  In 2015, approximately 0.5 million tons were produced from this property.  We lease this property to Carter Roag Coal Company, a subsidiary of United Coal Company, LLC (owned by Metinvest).  Production comes from the Pleasant Hill Sewell Seam deep mine and is trucked to Carter Roag’s preparation plant situated at Star Bridge, WV.  The coal produced from this lease is a medium to high volatile metallurgical product and shipped via the CSX railroad to Baltimore and then by ocean vessel to Metinvest’s steel mills situated in Ukraine.

Hibbs Run.     The Hibbs Run property is located in Marion County, West Virginia. In 2015, approximately 8.5 million tons were produced from the property by Consolidation Coal Company, a subsidiary of Murray Energy Corporation. Coal from this property is produced from longwall mines. The royalty rate for this property is a low fixed rate per ton and has a significant effect on the per ton revenue for the region. Coal is shipped by rail to utility customers.

The map below shows the location of our major properties in Northern Appalachia.

Appalachia—Central Appalachia

VICC/Alpha.    The VICC/Alpha property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2015, approximately 3.7 million tons were produced from this property. We primarily lease this property to a subsidiary of Alpha Natural Resources, Inc. Production comes from both underground and surface mines and is trucked to one of four preparation plants. Coal is shipped via both the CSX and Norfolk Southern railroads to utility and metallurgical customers.

Dingess-Rum.    The Dingess-Rum property is located in Logan, Clay and Nicholas Counties, West Virginia. This property is leased to subsidiaries of Alpha Natural Resources, Inc. and Blackhawk Mining, LLC. In 2015, approximately 2.4 million tons were produced from the property. Both steam and metallurgical coal are produced from underground and surface mines and has been historically transported by belt or truck to preparation plants on the property. Coal is shipped via the CSX railroad to utility customers and to various export metallurgical customers.

Pinnacle.    The Pinnacle property is located in Wyoming and McDowell Counties, West Virginia. In 2015, approximately 2.4 million tons of metallurgical coal were produced from our reserves on this property. We also own an overriding royalty interest on coal produced from the reserves that we do not own at this property, from which we derive additional revenues. We lease the property to a subsidiary of ERP Compliant Fuels, LLC, Seneca Resources, LLC (formerly leased to a subsidiary of Cliffs Natural Resources, Inc). Production comes from a longwall mine and is transported by beltline to a preparation plant and is then shipped via railroad and barge to both domestic and export customers.

Lynch.    The Lynch property is located in Harlan and Letcher Counties, Kentucky. In 2015, approximately 2.2 million tons were produced from this property. This property was formerly leased to a subsidiary of Alpha Natural Resources but was sold to a subsidiary of Revelation Energy, LLC during 2015. Production comes from both underground and surface mines. This property has the ability to ship coal on both the CSX and Norfolk Southern railroads.

Lone Mountain.    The Lone Mountain property is located in Harlan County, Kentucky. In 2015, approximately 1.6 million tons were produced from this property. We lease the property to a subsidiary of Arch Coal, Inc. Production comes from underground mines and is transported primarily by beltline to a preparation plant on adjacent property and shipped on the Norfolk Southern or CSX railroads to both utilities and steel producers.

VICC/Kentucky Land.    The VICC/Kentucky Land property is located primarily in Perry, Leslie and Pike Counties, Kentucky. In 2015, approximately 1.1 million tons were produced from this property. Coal is produced from a number of lessees, including subsidiaries of Cambrian Coal and Blackhawk Mining, from both underground and surface mines. Coal is shipped primarily by truck but also on the CSX and Norfolk Southern railroads to utility customers. The map below shows the location of our major properties in Central Appalachia:

Appalachia—Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. In 2015, approximately 2.4 million tons were produced from this property. We lease the property to a subsidiary of ERP Compliant Fuels, LLC, Seneca Coal Resources, LLC (formerly leased to a subsidiary of Cliffs Natural Resources, Inc.). Production comes from an underground longwall mine and is transported primarily by beltline to a preparation plant. The metallurgical coal is then shipped via railroad and barge to both domestic and export customers.

BLC Properties.    The BLC properties are located in Kentucky and Tennessee. In 2015, approximately 1.5 million tons were produced from these properties. We lease these properties to a number of operators including Middlesboro Mining Properties, Inc., Revelation Energy, LLC and Corsa Coal Corp. Production comes from both underground and surface mines and is trucked to preparation plants and loading facilities operated by our lessees. Coal is transported by truck and is shipped via both CSX and Norfolk Southern railroads to utility and industrial customers. The map below shows the location of our major properties in Southern Appalachia:

Illinois Basin

Williamson Development.    The Williamson property is located in Franklin and Williamson Counties, Illinois. The property is under lease to a subsidiary of Foresight Energy, and in 2015, approximately 5.2 million tons were mined on the property. This production is from a longwall mine and is shipped primarily via the Canadian National railroad to domestic utility customers and to various export customers.

Hillsboro/Deer Run.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. The property is under lease to a subsidiary of Foresight Energy, and in 2015, approximately 2.6 million tons were shipped from the property. When active, production at the Deer Run mine on our Hillsboro property is from an underground longwall mine and is shipped via either the Union Pacific, Norfolk Southern or Canadian National railroads or by barges to domestic utilities or export customers. The Deer Run mine has been idled since March 2015 as a result of elevated carbon monoxide levels in the mine. In July 2015, we received a notice from Foresight Energy declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. While we are disputing Foresight Energy’s claim and have filed a lawsuit in connection therewith, the effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments of $7.5 million per quarter, or $30.0 million per year. For more information on the idling of the Deer Run mine, see "Item 1A. Risk Factors—Risks Related to Our Business—Foresight Energy's Deer Run Mine is currently idled as a result of elevated carbon monoxide levels at the mine. If the mine remains idled for an extended period or does not resume operations, our financial condition and results of operations could be aversely affected," included elsewhere in this Annual Report on Form 10-K.

Macoupin.    The Macoupin property is located in Macoupin County, Illinois. The property is under lease to a subsidiary of Foresight Energy, and in 2015, approximately 2.4 million tons were shipped from the property. Production is from an underground mine and is shipped via the Norfolk Southern or Union Pacific railroads or by barge to utility customers such or loaded into barges for shipment to export customers.

Sahara.    The Sahara property is located in Saline, Hamilton and Williamson Counties in Illinois. The property is under lease to a subsidiary of Peabody Energy Corporation and approximately 0.6 million tons were mined on the property during 2015. Production is currently from an underground mine and is shipped via barge primarily to utility customers.

In addition to these properties, we own loadout and other transportation assets at the Williamson and Macoupin mines and at the Sugar Camp mine, which is another mine operated by Foresight Energy. See "—Coal Transportation and Processing Assets." The map below shows the location of our major properties in the Illinois Basin:

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2015, approximately 4.9 million tons were produced from our property. A subsidiary of Westmoreland Coal Company has two coal leases on the property. Coal is produced by surface dragline mining, and the coal is transported by either truck or beltline to the four-unit 2,200-megawatt Colstrip generation station located at the mine mouth. The map below shows the location of our property in the Northern Powder River Basin:

Coal Transportation and Processing Assets

We own transportation and processing infrastructure related to certain of our coal and aggregates properties. We own loadout and other transportation assets at Foresight Energy's Williamson and Macoupin mines in the Illinois Basin. In addition, we own rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight Energy. While we own coal reserves at the Williamson and Macoupin mines, we do not own coal reserves at the Sugar Camp mine. We typically lease this infrastructure to third parties and collect throughput fees; however, at the loadout facility at the Williamson mine in Illinois, we operate the coal handling and transportation infrastructure and have subcontracted out that responsibility to a third party.

Hard Mineral Royalty and Other Assets

As of December 31, 2015, we owned an estimated 500 million tons of aggregates reserves located in a number of states across the country. We lease a portion of these reserves to third parties in exchange for royalty payments. We also lease approximately

120 million tons of these reserves to the Grand Rivers operation in the VantaCore segment. The structure of these leases is similar to our coal leases, and these leases typically also require minimum rental payments in addition to royalties. During 2015, our aggregates lessees produced 2.2 million tons of aggregates from these properties and we received $8.1 million in aggregates royalty revenues, including overriding royalty revenues. In February 2016, we sold the aggregates reserves and related royalty rights at three aggregates operations located in Texas, Georgia and Tennessee, which comprised approximately 27%, or 139 million tons, of our aggregates reserves as of December 31, 2015, for $10.0 million in cash. The properties sold generated approximately $0.9 million in aggregates royalty reserves during 2015. The effective date of the sale was February 1, 2016.

Through our 51% ownership of BRP LLC ("BRP"), a joint venture with International Paper Company, we own approximately 10 million mineral acres in 31 states. While the vast majority of the 10 million acres remain largely undeveloped, BRP currently holds eight active mineral leases and has an ongoing program to identify additional opportunities to lease its minerals to operating parties. BRP’s hard mineral royalty and other assets include nearly 95,000 net mineral acres of coal rights (primarily lignite and some bituminous coal) in the Gulf Coast region, of which approximately 4,800 acres are leased in Louisiana, Alabama and Texas. In addition, BRP owns copper rights in Michigan’s Upper Peninsula that are subject to a development agreement with a copper development company. BRP also holds various other mineral rights including coalbed methane, metals, aggregates, water and geothermal, in several states throughout the United States.

Soda Ash Segment

We own a 49% non-controlling equity interest in Ciner Wyoming, which is one of the largest and lowest cost producers of soda ash in the world, serving a global market from its facility located in the Green River Basin of Wyoming. The Green River Basin geological formation holds the largest, and one of the highest purity, known deposits of trona ore in the world. Trona, a naturally occurring soft mineral, is also known as sodium sesquicarbonate and consists primarily of sodium carbonate, or soda ash, sodium bicarbonate and water. Ciner Wyoming processes trona ore into soda ash, which is an essential raw material in flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced by processing trona, with the remainder being produced synthetically through chemical processes. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production.

Ciner Wyoming’s Green River Basin surface operations are situated on approximately 880 acres in Wyoming, and its mining operations consist of approximately 23,500 acres of leased and licensed subsurface mining area. The facility is accessible by both road and rail. Ciner Wyoming uses six large continuous mining machines and ten underground shuttle cars in its mining operations. Its processing assets consist of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers. The following map provides an aerial overview of Ciner Wyoming’s surface operations:

Washington
Montana
Oregon
Idaho
Wyoming
AREA OF DETAIL
Nevada
Utah
Colorado
California
State of Wyoming | Rivers and County Lines
CINER WYOMING LLC | SODA ASH OPERATIONS SITE MAP 2015
AREA OF DETAIL
REFINERY
POND
POND STACKER
RAILROAD

In trona ore processing, insoluble materials and other impurities are removed by thickening and filtering the liquor, a solution consisting of sodium carbonate dissolved in water. Ciner Wyoming then adds activated carbon to filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. The resulting material is dried in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in seven on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Ciner Wyoming’s storage silos can hold up to 65,000 short tons of processed soda ash at any given time. The facility is in good working condition and has been in service for over 50 years.

The evaporation stage of trona ore processing produces a precipitate and natural by-product called deca. "Deca," short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at the Green River Basin facility. Ciner Wyoming’s deca rehydration process enables

Ciner Wyoming to reduce waste storage needs and convert what is typically a waste product into a usable raw material. As a result of this process, Ciner Wyoming has been able to reduce the amount of short tons of trona ore it takes to produce one short ton of soda ash.

The soda ash produced is shipped by rail or truck from the Green River Basin facility. For the year ended December 31, 2015, Ciner Wyoming shipped approximately 96% of its soda ash to customers initially via rail under a contract with Union Pacific that expires on December 31, 2017, and the plant receives rail service exclusively from Union Pacific. Ciner Wyoming leases a fleet of more than 2,000 hopper cars that serve as dedicated modes of shipment to its domestic customers. For export, Ciner Wyoming ships soda ash on unit trains consisting of approximately 100 cars to two primary ports: Port Arthur, Texas and Portland, Oregon. From these ports, the soda ash is loaded onto ships for delivery to ports all over the world. American Natural Soda Ash Corporation ("ANSAC") provides logistics and support services for all of Ciner Wyoming’s export sales. For domestic sales, Ciner Resources Corporation provides similar services.

Ciner Wyoming’s largest customer is ANSAC, which buys soda ash (through Ciner Wyoming’s sales agent) and other of its member companies for further export to its customers. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s production volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Resources Corporation, on Ciner Wyoming’s behalf, negotiates directly with, and Ciner Wyoming exports to, customers in markets not served by ANSAC.

Ciner Wyoming is party to several mining leases and one license for its subsurface mining rights. Some of the leases are renewable at Ciner Wyoming’s option upon expiration. Ciner Wyoming pays royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company, an affiliate of Anadarko Petroleum, which are calculated based upon a percentage of the quantity or gross value of soda ash and related products at a certain stage in the mining process, or a certain sum per ton of such products. These royalty payments are typically subject to a minimum domestic production volume from the Green River Basin facility, although Ciner Wyoming is obligated to pay minimum royalties or annual rentals to its lessors and licensor regardless of actual sales. The royalty rates paid to Ciner Wyoming’s lessors and licensor may change upon renewal of such leases and license. Under the license with Rock Springs, the applicable royalty rate may vary based on a most favored nation clause in the license which is currently the subject of litigation in Wyoming.

As a minority interest owner in Ciner Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. Our partner, Ciner Resources LP manages the mining and plant operations. We appoint three of the seven members of the Board of Managers of Ciner Wyoming and have certain limited negative controls relating to the company.

VantaCore Segment

VantaCore is a construction materials company that we acquired on October 1, 2014. VantaCore operates four limestone quarries, one underground limestone mine, six sand and gravel plants, two asphalt plants and two marine terminals. VantaCore is headquartered in Philadelphia, Pennsylvania, and its operations are located in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana. As of December 31, 2015, VantaCore controlled approximately 400 million tons of estimated aggregates reserves, including approximately 120 million tons of reserves leased at the Grand Rivers operation from the Coal, Hard Mineral Royalty and Other segment. The reserve estimates for each of VantaCore’s properties were prepared internally and audited by an independent third party advisor. For the year ended December 31, 2015, VantaCore sold approximately 6.0 million tons of crushed stone and gravel, including brokered stone, 1.1 million tons of sand and 0.2 million tons of asphalt. VantaCore’s four operating businesses are Laurel Aggregates, located in Lake Lynn, Pennsylvania, Winn Materials/McIntosh Construction, located in Clarksville, Tennessee, Grand Rivers, located in Grand Rivers, Kentucky and Southern Aggregates, located near Baton Rouge, Louisiana. VantaCore’s business is seasonal, with production typically lower in the first quarter of each year due to winter weather. The following map shows the locations of each of VantaCore’s operations.

Laurel Aggregates
Grand Rivers
Winn Materials
Southern Aggregates
Pittsburgh
Nashville
Baton Rouge

Laurel Aggregates

Laurel Aggregates is a limestone mining company located in Lake Lynn, Pennsylvania. Its operations consist of a surface and underground mines and use conventional drilling, blasting and crushing methods. The surface mine is located on approximately 100 acres of owned property, and the underground reserves are located on approximately 670 acres of leased property. Laurel pays royalties for material mined and sold from its leased property. Laurel also brokers stone for third party quarries located in Ohio and Pennsylvania. Crushed stone is loaded into third party trucks for delivery to customers located in southwestern Pennsylvania, northeastern West Virginia and eastern Ohio. Laurel’s customers consist of oilfield service companies, natural gas exploration and production companies and construction and contracting companies.

Winn Materials/McIntosh Construction

Winn Materials’ operations consist of two crushed stone quarries and a river terminal, while McIntosh is a complementary asphalt producer and paving company. Together, the two companies function as a vertically integrated unit. The operations of Winn/McIntosh are located in Clarksville, Tennessee, which is located approximately 45 miles northwest of Nashville and is Tennessee’s fifth largest city.

Winn mines and produces hard rock limestone using conventional drilling, blasting and crushing methods. Winn primarily leases its properties at its two quarries located in Clarksville and in Trenton, Kentucky and pays royalties for material produced and sold from the leased properties. Winn’s marine terminal business is located on the Cumberland River, adjacent to Winn’s Clarksville quarry. Its dock transloads various materials by barge. Through the river terminal, Winn loads out crushed stone and also imports products such as river and granite sand, fertilizer and agricultural products for the local and regional markets. The river terminal is currently being expanded to meet growing demand for additional imported product into these markets. Crushed stone produced at Winn’s quarries and products imported from the river terminal are loaded onto third party trucks for delivery to Winn’s customers.

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

Grand Rivers

VantaCore purchased this 514 acre hard rock quarry operation located on the Tennessee River near Grand Rivers, Kentucky from one of NRP’s aggregates lessees that had previously idled the operation. Under VantaCore’s ownership, this operation continues to lease reserves from NRP and sells its limestone aggregates in both the local market loaded onto third party trucks and to river-based markets through a barge load out terminal.

The Grand Rivers quarry produces various grades of crushed limestone products mined through its open pit using conventional drilling, blasting and crushing methods performed by a third party mining contractor. Grand Rivers pays royalties for material produced and sold from the leased property to a subsidiary of NRP. Crushed stone is loaded into third party trucks to customers in Kentucky and barges for delivery to customers along the Mississippi River Basin and related waterways. Grand Rivers customers currently consist primarily of ready mix concrete companies and construction and contracting companies.

Southern Aggregates

Southern Aggregates is a sand and gravel mining company based in Denham Springs, Louisiana approximately 25 miles northeast of Baton Rouge, Louisiana. Southern operates six sand and gravel operations. Suction dredges extract sand and gravel, and the mined material is processed at plants generally located at each site. The plants separate gravel and saleable sand from waste sand and clays, with the waste returned to mined-out sections of pits. The saleable sand and gravel material is loaded onto third party trucks for delivery to Southern’s customers. Southern leases its mineral reserves and pays royalties for material produced and sold from the leased properties. Southern’s markets extend approximately 100 miles west and south from its operating locations, including to the cities of Baton Rouge, Lafayette and New Orleans. Southern’s customers consist primarily of ready mix concrete companies, asphalt producers and contractors.

Oil and Gas Segment

We own various interests in oil and gas properties that are located in the Williston Basin, the Appalachian Basin, Louisiana and Oklahoma. Our interests in the Appalachian Basin, Louisiana and Oklahoma are minerals and royalty interests, while in the Williston Basin we own non-operated working interests. Our Williston Basin non-operated working interest properties include the properties acquired in the Sanish Field from an affiliate of Kaiser-Francis Oil Company in November 2014. Subsequent to December 31, 2015, we sold certain of our oil and gas royalty interests in the Appalachian Basin.

We generate oil and gas revenues from non-operated working interests, royalty interests and overriding royalty interests in producing oil and gas wells. Our primary interests in oil and natural gas producing properties are our non-operated working interests located in the Williston Basin, but we also own fee mineral, royalty or overriding royalty interests in oil and gas properties in several other areas, including the Appalachian Basin, the Mississippian Lime formation and northern Louisiana.

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

Our non-operated working interests are all located in the Williston Basin in North Dakota and Montana. As of December 31, 2015, we had non-operated working interests in 21,832 net acres in the basin, all of which are held by production. These assets include 6,086 net acres in the Sanish Field in Mountrail County, North Dakota that we acquired in November 2014 from an affiliate of Kaiser-Francis Oil Company. The interests acquired in that acquisition are all operated by Whiting Petroleum Corporation and include an estimated average working interest of 14% in approximately 210 wells that were producing as of December 31, 2015.

We own royalty interests where we have leased certain portions of our owned mineral interests to third parties primarily located in the southern portion of the Appalachian Basin and in the Mississippian Lime in Oklahoma. We also own overriding royalty interests primarily located in the Appalachian Basin in West Virginia and Pennsylvania, including in the Marcellus Shale, and in the Haynesville Shale in Louisiana. In February 2016, we sold royalty and overriding royalty interests in several producing properties located in the Appalachian Basin, including our overriding royalty interests in the Marcellus Shale, for $36.6 million in cash. The sale included royalty and overriding royalty interests in approximately 765 gross producing wells as of December 31, 2015 and approximately 10% of our estimated proved reserves as of December 31, 2015, or 1,094 MBoe. The effective date of the sale was January 1, 2016.

Through our 51% ownership of BRP as described above, we also own approximately 300,000 gross acres of oil and gas mineral rights in Louisiana, of which over 53,000 acres were leased as of December 31, 2015. In addition to the leased mineral acreage, BRP holds a 1% overriding royalty interest on approximately 25,000 mineral acres in Louisiana.

Estimated Proved Oil and Gas Reserves

Proved reserves are those quantities of crude oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates renewal is reasonably certain. In connection with the estimation of proved reserves, the term "reasonable certainty" implies a high degree of confidence that the quantities of crude oil, natural gas liquids and/or natural gas actually recovered will equal or exceed the estimate.

Reserves Presentation

The following table presents our estimated proved oil and gas reserves and related standardized measure of discounted cash flows as of December 31, 2015 as estimated by Netherland, Sewell & Associates, Inc., our independent reserve engineer:

	Estimated Proved Reserves (4)
	Crude Oil (MBbl)	NGLs (MBbl)	Natural Gas (MMcf)	Total Proved Reserves (MBoe) (1)		Standardized Measure of Discounted Cash Flows (2)
						(in thousands)
Proved Developed Producing	7,636	1,177	13,015	10,982		$111,783
Proved Developed Non-Producing	226	19	142	269		3,869
Proved Undeveloped	212	27	167	267		701
Total	8,074	1,223	13,324	11,518	(3)	$116,353

(1)	Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency.

(2)
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

(3)
Includes 10,063 MBoe of estimated proved reserves attributable to our non-operated working interests in oil and natural gas properties in the Williston Basin, approximately 3% of which were proved undeveloped reserves as of December 31, 2015.

(4)	Approximately 10% of our estimated proved reserves as of December 31, 2015, or 1,094 MBoe, (all located in the Appalachian Basin) were sold in February 2016.

Our estimates of proved developed reserves, proved undeveloped reserves, and total proved reserves at December 31, 2015 and 2014 and changes in proved reserves during the last year are presented in the Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited) under Item 8. of this Form 10-K. Also presented in the Supplemental Information are the Partnership's estimates of future net cash flows and discounted future net cash flows from proved reserves. See Critical Accounting Estimates under Item 7 of this Form 10-K for additional information on the Partnership’s proved reserves.

Technologies Used in Proved Reserves Estimation

Our estimated proved reserves as of December 31, 2015, were prepared by Netherland, Sewell & Associates, Inc. ("Netherland Sewell"), our independent reserve engineer. To achieve reasonable certainty, Netherland Sewell employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps including isopach and structure maps, analogy and statistical analysis, and available downhole and production data and well test data. A copy of Netherland Sewell’s summary report is included as Exhibit 99.2 to this Annual Report on Form 10-K. For additional information on our estimated proved reserves, see "Supplemental Information on Oil and Gas Exploration and Production Activities" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Estimated Proved Undeveloped Reserves

During 2015, we participated in 29 wells in the Williston Basin and incurred $29.1 million of related capital expenditures that resulted in the conversion of 286 MBoe of estimated proved undeveloped reserves to estimated proved developed reserves. As of December 31, 2015, we had no estimated proved undeveloped reserves that have remained undeveloped for more than five years, and we expect all estimated proved undeveloped reserves reported herein will be developed within the next two years.

Internal Controls Over Reserves Estimation Process

Netherland Sewell, our independent reserve engineering firm, estimated, in accordance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the Securities and Exchange Commission, 100% of our proved reserves as of December 31, 2015. The Netherland Sewell technical personnel responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. See Exhibit 99.2 included as an exhibit to this Annual Report on Form 10-K for further discussion of the qualifications of Netherland Sewell personnel.

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

Our Director—Engineering and Reserves is the technical person primarily responsible for overseeing the preparation of our reserve estimates. He has a Bachelor of Science degree in Petroleum Engineering from the University of Texas at Austin and is a member of the Society of Petroleum Engineers. Prior to joining NRP, he spent nine years at DeGolyer and MacNaughton as a reservoir engineer working on multiple aspects of reserve evaluation and appraisals. The Director—Engineering and Reserves reports directly to our Vice President, Oil and Gas.

Drilling and Development Activities

We do not operate any wells or conduct any drilling activities. The following table sets forth information with respect to the number of net wells drilled and completed on our properties during the years ended December 31, 2015 and 2014. Well information for the year ended December 31, 2013 is not included, as our oil and natural gas producing activities were not material to our results of operations for that year. Productive wells are those that produce commercial quantities of hydrocarbons, whether or not they produce a reasonable rate of return. Net wells represent the total of our fractional working interests or royalty interests, as applicable, owned in gross wells.

	Productive		Dry		Total
	Gross	Net	Gross	Net	Gross	Net
2015
Development	53	2.7	—	—	53	2.7
Exploratory	—	—	—	—	—	—
Total	53	2.7	—	—	53	2.7
2014
Development	123	4.4	—	—	123	4.4
Exploratory	—	—	—	—	—	—
Total	123	4.4	—	—	123	4.4

Producing Oil and Natural Gas Wells

The following table sets forth the gross and net producing oil and natural gas wells in which we held working interests and royalty or overriding royalty interests as of December 31, 2015. Gross wells represent the number of wells in which we own an interest. Net wells represent the total of our fractional working interests or royalty interests, as applicable, owned in gross wells.

	Working Interest Wells(1)				Royalty and Overriding Royalty Interest Wells(2)
	Oil		Natural Gas		Oil		Natural Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Williston Basin	486	48	—	—	61	0.1	—	—
Other	—	—	—	—	98	4.7	1,005	73
Total	486	48	—	—	159	4.8	1,005	73

(1)	As of December 31, 2015, we also owned non-operated working interests in 19 gross oil wells in various stages of development in the Williston Basin.

(2)
67 gross (1.4 net) natural gas and oil wells are attributable to our overriding royalty interest in the Marcellus Shale acquired in 2012. The remaining wells consist primarily of conventional oil and gas wells or coal bed methane that are located in the southern portion of the Appalachian Basin. In February 2016, we sold royalty and overriding royalty interests in approximately 765 gross producing wells in the Appalachian Basin as of December 31, 2015. The effective date of the sale was January 1, 2016.

Undeveloped Acreage Summary

The following table contains a summary of the undeveloped gross and net acres in which we had interests as of December 31, 2015:

	Undeveloped Acres
	Acres Leased to NRP (1)		Net ORRI and Fee Mineral Acres
	Gross	Net	ORRI (2)	Fee Mineral (3)
Williston Basin	610	384	—	—
Other	—	—	3,167	25,323
Total	610	384	3,167	25,323

(1)	Represents mineral acres leased by third parties to NRP.

(2)
Represents net acres in which we have an overriding royalty interest in the Marcellus Shale acquired in December 2012. Certain of the leases subject to the overriding royalty interest originally acquired have expired but may be renewed. To the extent those leases are renewed, our overriding royalty interest in those properties will continue. In February 2016, we sold 3,167 net ORRI acres. The effective date of the sale was January 1, 2016.

(3)	Represents net fee mineral acres owned by NRP and BRP LLC and leased to third parties. No leased undeveloped fee mineral acres were sold in the February 2016 sale.

Developed Acreage Summary

The following table contains a summary of the developed gross and net acres in which we had interests as of December 31, 2015:

	Developed Acres
	Acres Leased to NRP (1)		Net ORRI and Fee Mineral Acres
	Gross	Net	ORRI (2)	Fee Mineral (3)
Williston Basin	120,016	21,066	—	—
Other	—	—	20,862	117,365
Total	120,016	21,066	20,862	117,365

(1)	Represents mineral acres leased by third parties to NRP.

(2)
Represents net acres in which we have an overriding royalty interest in the Marcellus Shale acquired in December 2012. In February 2016, we sold 20,862 net ORRI acres. The effective date of the sale was January 1, 2016.

(3)
Represents net fee mineral acres owned by NRP Southern Appalachia, Grant County and BRP LLC and leased to third parties. In February 2016, we sold 93,916 net fee mineral acres. The effective date of the sale was January 1, 2016.

Significant Customers

We have a significant concentration of revenues with Foresight Energy and its subsidiaries, with total revenues of $86.6 million in 2015. The exposure is spread out over four different mining operations. We are currently in a dispute with and have filed a lawsuit against Foresight Energy's subsidiary, Hillsboro Energy, for breach of contract due to wrongful declaration of force majeure at the Deer Run mine. For additional information, see Note 15. "Major Lessees" in the Notes to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data" and "Item 1A. Risk Factors—Risks Related to Our Business—Foresight Energy's Deer Run Mine is currently idled as a result of elevated carbon monoxide levels at the mine. If the mine remains idled for an extended period or does not resume operations, our financial condition and results of operations could be aversely affected," included elsewhere in this Annual Report on Form 10-K.

Prior to 2015 we derived more than 10% of our total revenues from Alpha Natural Resources ("Alpha"), our second largest lessee after Foresight Energy. Revenue from Alpha declined from $48.8 million in 2014 to $34.4 million in 2015 primarily due to Alpha's idling of mines throughout the year and Alpha's August 2015 bankruptcy filing. While Alpha has recently filed a plan of reorganization with the bankruptcy court, we do not yet have certainty as to which, if any, of our leases will be accepted or assigned in the bankruptcy. To the extent our leases are rejected, Alpha’s operations on those leases will cease.

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

Our trona mining and soda ash refinery business in the Green River Basin, Wyoming, faces competition from a number of soda ash producers in the United States, Europe and Asia, some of which have greater market share and greater financial, production and other resources than Ciner Wyoming does. Some of Ciner Wyoming’s competitors are diversified global corporations that have many lines of business and some have greater capital resources and may be in a better position to withstand a long-term deterioration in the soda ash market. Other competitors, even if smaller in size, may have greater experience and stronger relationships in their local markets. Competitive pressures could make it more difficult for Ciner Wyoming to retain its existing customers and attract new customers, and could also intensify the negative impact of factors that decrease demand for soda ash in the markets it serves, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of soda ash.

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

Title to Property

We owned a significant percentage of our coal and aggregates reserves in fee as of December 31, 2015. We lease the remainder from unaffiliated third parties, including leasing aggregates reserves for VantaCore’s construction materials business. Ciner Wyoming also leases or licenses its trona reserves. As of December 31, 2015, we owned certain of our oil and gas reserves in fee and leased our non-operated working interests in the Williston Basin from third parties. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operations of our business.

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

While it is not possible to quantify the costs of compliance with all applicable federal, state and local laws and regulations, those costs have been and are expected to continue to be significant. Our lessees in our coal and aggregates royalty businesses are required to post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closures, including the cost of treating mine water discharge when necessary. In many states our lessees also pay taxes into reclamation funds that states use to achieve reclamation where site specific performance bonds are inadequate to do so. Determinations by federal or state agencies that site specific bonds or state reclamation funds are inadequate could result in increased bonding costs for our lessees or even a cessation of operations if adequate levels of bonding cannot be maintained. We do not accrue for reclamation costs because our lessees are both contractually liable and liable under the permits they hold for all costs relating to their mining operations, including the costs of reclamation and mine closures. Although the lessees typically accrue adequate amounts for these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. In recent years, compliance with these laws and regulations has substantially increased the cost of coal mining for all domestic coal producers

In addition, the electric utility industry, which is the most significant end-user of steam coal, is subject to extensive regulation regarding the environmental impact of its power generation activities, which has affected and is expected to continue to affect demand for coal mined from our properties. Current and future proposed legislation and regulations could be adopted that will have a significant additional impact on the mining operations of our lessees or their customers’ ability to use coal and may require our lessees or their customers to change operations significantly or incur additional substantial costs that would negatively impact the coal industry.

Many of the statutes discussed below also apply to exploration and development activities associated with our interests in crude oil and natural gas properties and to the aggregates and industrial mineral mining operations in which we hold interests, including VantaCore’s construction aggregates mining and production operations and Ciner Wyoming’s trona mining and soda ash production operations, and therefore we do not present a separate discussion of statutes related to those activities, except where appropriate.

Air Emissions

The Clean Air Act and corresponding state and local laws and regulations affect all aspects of our business. The Clean Air Act directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings that are focused on emissions from coal-fired electric generating facilities, including the Cross-State Air Pollution Rule (CSAPR), regulating emissions of nitrogen oxide and sulfur dioxide, and the Mercury and Air Toxics Rule (MATS), regulating emissions of hazardous air pollutants. Installation of additional emissions control technologies and other measures required under these and other U.S. Environmental Protection Agency (EPA) regulations, including EPA’s proposed rules to regulate greenhouse gas (GHG) emissions from new and existing fossil fuel-fired power plants, will make it more costly to operate coal-fired power plants and could make coal a less attractive or even effectively prohibited fuel source in the planning, building and operation of power plants in the future. These rules and regulations have resulted in a reduction in coal’s share of power generating capacity, which has negatively impacted our lessees’ ability to sell coal and our coal-related revenues. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues.

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

In August 2015, EPA published its final Clean Power Plan Rule, a multi-factor plan designed to cut carbon pollution from existing power plants, including coal-fired power plants. The rule requires improving the heat rate of existing coal-fired power plants and substituting lower carbon-emission sources like natural gas and renewables in place of coal. The rule will force many existing coal-fired power plants to incur substantial costs in order to comply or alternatively result in the closure of some of these plants. This rule is expected to have a material adverse effect on the demand for coal by electric power generators and is being challenged by industry participants and other parties in the United States Court of Appeals for the District of Columbia Circuit.  In February 2016, the Supreme Court of the United States stayed the Clean Power Plan Rule pending a decision by the District of Columbia Circuit as well as any subsequent review by the Supreme Court.

In October 2015, EPA published its final rule on performance standards for greenhouse gas emissions from new, modified, and reconstructed electric generating units. The final rule requires new steam generating units to use highly efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology. The final emission standard is less stringent than EPA had originally proposed due to updated cost assumptions, but could still have a material adverse effect on new coal-fired power plants.

President Obama also announced an emission reduction deal with China’s President Xi Jinping in November 2014. The United States pledged that by 2025 it would cut climate pollution by 26 to 28% from 2005 levels. China pledged it would reach its peak carbon dioxide emissions around 2030 or earlier, and increase its non-fossil fuel share of energy to around 20% by 2030. In December 2015, the United States was one of 196 countries that participated in the Paris Climate Conference, at which the participants agreed to limit their emissions in order to limit global warming to 2°C above pre-industrial levels, with an aspirational goal of 1.5°C. While there is no way to estimate the impact of these climate pledges and agreements, they could ultimately have an adverse effect on the demand for coal, both nationally and internationally.

EPA has also adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including coal-fired electric power plants, on an annual basis, as well as certain oil and natural gas production facilities, on an annual basis.

In August 2015, EPA proposed new regulations to reduce emissions of methane from crude oil and natural gas production and transportation activities such as wells, pipelines, and valves levels by up to 45 percent by 2025 (compared to 2012 levels). A final rule is expected in 2016.

Hazardous Materials and Waste

The Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund law) and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs relating to hazardous substances. In addition, we may have liability for environmental clean-up costs in connection with our VantaCore construction aggregates and Ciner Wyoming soda ash businesses and in connection with our non-operated working interests in oil and gas properties, to the extent of our proportionate interest therein.

Water Discharges

Operations conducted on our properties can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for mining operations. The National Pollutant Discharge Elimination System (NPDES) program under Section 402 of the statute is administered by the states or EPA and regulates the concentrations of pollutants in discharges of waste and storm water from a mine site. The Section 404 program is administered by the Army Corps of Engineers and regulates the placement of overburden and fill material into channels, streams and wetlands that comprise "waters of the United States." The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetlands. In June 2015, EPA issued a new rule defining the scope of "Waters of the United States" (WOTUS) that are subject to regulation. The WOTUS rule has been challenged by a number of states and private parties and was stayed on a nationwide basis by the Sixth Circuit Court of Appeals in October 2015. The Clean Water Act and its regulations prohibit the unpermitted discharge of pollutants into such waters, including those from a spill or leak. Similarly, Section 404 also prohibits discharges of fill material and certain other activities in waters unless authorized by the issued permit.

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

Drilling and development activities associated with our oil and natural gas business generate produced water. Produced water is often disposed of in underground injection control ("UIC") wells that receive permits from EPA or from state agencies that have been granted authority to issue UIC issue permits by EPA. Failures or delays in getting such permits could negatively impact exploration and production activities and, in turn, adversely affect our oil and natural gas business.

Other Regulations Affecting the Mining Industry

Mine Health and Safety Laws

The operations of our lessees, VantaCore and Ciner Wyoming are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung or pneumoconiosis and to some beneficiaries of miners who have died from this disease.

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

Regulations under SMCRA include a "stream buffer zone" rule that prohibits certain mining activities near streams. In 2008, the federal Office of Surface Mining (OSM), which implements SMCRA, revised the stream buffer zone rule, making it more clear that valley fills are not prohibited by the rule. Environmental groups challenged the revision to the buffer zone rule in federal court. In February 2014, the federal court vacated the 2008 rule and in December 2014, OSM reinstated the previous version of the rule, without clarifying whether the previous version of the rule impacts the ability to construct excess fills. OSM has stated that it is considering future revisions to the buffer zone rule. Any revision or interpretation of the rule limiting or prohibiting valley fills could restrict our lessees’ ability to develop new mines, or could require our lessees to modify existing operations, which could have an adverse effect on our coal-related revenues.

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

Employees and Labor Relations

We historically have not had any employees. To carry out our operations, affiliates of our general partner employ 88 people who directly support our operations. None of these employees are subject to a collective bargaining agreement. As a result of our acquisition of VantaCore in the fourth quarter of 2014, we employ 225 people who support VantaCore’s construction aggregates mining and production operations. None of these employees are subject to a collective bargaining agreement.

Website Access to Company Reports

Our internet address is www.nrplp.com. We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also included on our website are our Code of Business Conduct and Ethics, our Disclosure Controls and Procedures Policy and our Corporate Governance Guidelines adopted by our Board of Directors, as well as the charter for our Audit Committee. Copies of our annual report, our Code of Business Conduct and Ethics, our Disclosure Controls and Procedures Policy, our Corporate Governance Guidelines and our committee charters will be made available upon written request.

ITEM 1A.     RISK FACTORS

Risks Related to Our Business

To the extent our board of directors deems appropriate, it may determine to further decrease the amount of our quarterly distribution or suspend or eliminate the distribution altogether.

Because distributions on the common units are dependent on the amount of cash we generate, distributions fluctuate based on our performance. The actual amount of cash that is available to be distributed each quarter depends on numerous factors, some of which are beyond our control and the control of the general partner. The actual amount of cash we have to distribute each quarter is reduced by payments in respect of debt service and other contractual obligations, fixed charges, maintenance capital expenditures and reserves for future operating or capital needs that the board of directors may determine are appropriate. Cash distributions are dependent primarily on cash flow, and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits. During 2015, given the downturns in the coal and oil and gas markets, together with our high leverage and debt service requirements, our board of directors reduced the distribution by over 87%. To the extent our board of directors deems appropriate, it may determine to further decrease the amount of the quarterly distribution or suspend or eliminate the distribution altogether. In addition, because our unitholders are required to pay income taxes on their respective shares of our taxable income, you may be required to pay taxes in excess of any future distributions we make. See"—Tax Risks to Common Unitholders—You are required to pay taxes on your share of our income even if you do not receive any cash distributions from us." Your share of our portfolio income may be taxable to you even though you receive other losses from our activities.

Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.

As of December 31, 2015, we and our subsidiaries had approximately $1.4 billion of total indebtedness. The terms and conditions governing our indebtedness, including NRP’s 9.125% senior notes, Opco’s revolving credit facility and senior notes, and NRP Oil and Gas’s revolving credit facility:

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, borrow more money, or sell assets or raise equity at unattractive prices. We are required to make substantial principal repayments each year in connection with Opco’s senior notes, with approximately $81 million due thereunder each year through 2018. In addition, Opco’s revolving credit facility matures in 2017, and NRP’s 9.125% senior notes mature in 2018. We will be required to repay or refinance the amounts coming due in 2017 and 2018 prior to their respective maturities. We may not be able to refinance these amounts on terms acceptable to us, if at all, or the borrowing capacity under Opco’s revolving credit facility may be substantially reduced. We may not be able to refinance our debt, sell assets, borrow more money or access the bank and capital markets on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our debt agreements will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

The borrowing base under NRP Oil and Gas’s revolving credit facility is based on the value of our proved reserves and is redetermined on a semi-annual basis in May and October of each year. The current oil price environment or future declines in prices or reduced production from or development of our properties could result in a determination to lower the borrowing base by significant amounts. We expect that due to the current oil price environment, limited development will occur on our properties, which will result in a decline in our reserves. In such event, we may not be able to access funding under the facility necessary to operate our business and we could be required to repay any indebtedness in excess of the redetermined borrowing base.

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

Due to the relatively high level of our indebtedness, we are pursuing or analyzing various alternatives to reduce the level of our long-term debt and lower our future debt obligations, including the application of proceeds from asset sales, further reductions in amount of cash distributed to our unitholders, possible debt repurchases, exchanges of existing debt securities for new debt securities and exchanges or conversions of existing debt securities for new equity securities, among other options. We may pursue any or all of these options without the approval of our unitholders or other stakeholders.

We may not be able to execute on an asset sale strategy in furtherance of our strategic plan, which could have a material adverse effect on our ability to service or refinance our debt obligations.

As part of our deleveraging strategy, we intend to execute on strategic asset sales in order to pay down debt. However, we may not be able to sell assets at attractive prices, or at all. If we are unable to do so, our ability to execute on our strategic plan and deleverage may be adversely affected. In addition, our revenues will decline as our reserves are depleted and our asset base is reduced in connection with any asset sales.

We do not currently have the ability to raise capital from traditional sources, which may have a material adverse effect on our business and our ability to service and refinance our debt obligations.

Traditionally, we have accessed the debt and equity capital markets on a regular basis and have relied on bank credit facilities to finance our business activities. However, due to the current commodity price environment and the state of the coal markets in particular, we believe we do not currently have the ability to access either the debt or equity capital markets. In addition, the volatility in the energy industry combined with recent bankruptcies and additional perceived credit risks of companies with coal and/or oil and gas exposure has resulted in traditional bank lenders seeking to reduce or eliminate their lending exposure to these companies. Accordingly, we will be required over the near term to run our business and service our debt through cash from operations or asset sales. In addition, we may be required to seek financing from non-traditional sources at unfavorable pricing or with unfavorable terms to run our business or to refinance or restructure our 2017 and 2018 debt maturities.

Foresight Energy’s Deer Run mine is currently idled as a result of elevated carbon monoxide levels at the mine. If the mine remains idled for an extended period or does not resume operations, our financial condition and results of operations could be adversely affected.

In late March 2015, elevated carbon monoxide readings were detected at Foresight Energy’s Deer Run mine, which we also refer to as our Hillsboro property, and coal production at the mine was idled. In July 2015, we received a notice from Foresight Energy declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. While we are disputing Foresight Energy’s claim and have filed a lawsuit in connection therewith, the effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments of $7.5 million per quarter, or $30.0 million per year. Foresight Energy's failure to make the deficiency payment with respect to the second, third and fourth quarters of 2015 resulted in a $16.2 million cash impact to us. Such amount will increase for each quarter during which mining operations continue to be idled. We do not currently have an estimate as to when the mine will resume coal production. If the mine remains idled for an extended period or if the mine is permanently closed, our financial condition could be adversely affected. See Item 3. "Legal Proceedings" included elsewhere in this Annual Report on Form 10-K for more information on our lawsuit against Foresight Energy.

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

Lower prices have reduced the quantity of coal that may be economically produced from our properties, which has in turn reduced our coal-related revenues and the value of our coal reserves. Further declines or a continued low price environment could have an additional adverse effect on our coal-related revenues or the value of our reserves. A long term asset generally is deemed impaired when the future expected cash flow from its use and disposition is less than its book value. For the year ended December 31, 2015, we recorded an impairment charge of $257.5 million relating to certain of our coal related properties. With the continued

weakness in the coal markets, we intend to continue to closely monitor our coal assets impairment risk. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

Bankruptcies in the coal industry could have a material adverse effect on our business and results of operations.

Due to the continued challenges in the coal business, a number of coal producers have filed for protection under U.S. bankruptcy laws in the past, including several of our coal lessees, such as Alpha, Patriot Coal Corporation and Arch Coal, Inc. Alpha, which is our second largest lessee after Foresight Energy, filed for bankruptcy in August 2015. While Alpha has recently filed a plan of reorganization with the bankruptcy court, we do not yet have certainty as to which, if any, of our leases will be accepted or assigned in the bankruptcy. To the extent our leases are accepted or assigned, pre-petition amounts will be cured in full, but we may ultimately make concessions in the financial terms of those leases in order for the reorganized company or new lessor to operate profitably going forward. To the extent our leases are rejected, Alpha’s operations on those leases will cease, and we will be unlikely to recover the full amount of our rejection damages claims. In addition, Foresight Energy is currently in default under certain of its debt obligations and is in negotiations with its creditors to avoid acceleration of its debts. If Foresight Energy is unable to come to an agreement with its creditors, it may also seek bankruptcy protection, which could have a material adverse effect on our business. More of our lessees may file for bankruptcy in the future, which will create additional uncertainty as to the future of operations on our properties and could have a material adverse effect on our business and results of operations.

As a result of consolidation in the coal industry and our partnership with Foresight Energy, we derive a large percentage of our revenues and other income from a small number of coal lessees.

In 2015, we derived 18% and 7% of our total revenues and other income from Foresight Energy and Alpha, respectively. As a result, we have significant concentration of revenues with these lessees. Alpha is currently in bankruptcy, and we do not know which of our leases might be assumed or rejected in the bankruptcy process. See "—Bankruptcies in the coal industry could have a material adverse effect on our business and results of operations." In addition, the idling of Foresight Energy’s Deer Run mine on our Hillsboro property has resulted in a significant cash impact to us. See "—Foresight Energy’s Deer Run mine is currently idled as a result of elevated carbon monoxide levels at the mine. If the mine remains idled for an extended period or does not resume operations, our financial condition and results of operations could be adversely affected." In addition to the extent our lessees merge, sell assets or otherwise consolidate, then our revenues could become more dependent on fewer mining companies.

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

VantaCore currently operates four hard rock quarries, one underground limestone mine, six sand and gravel plants, two asphalt plants and two marine terminals. As an operator of these assets, we are exposed to risks that we have not historically been exposed to in our mineral rights and royalties business. Such risks include, but are not limited to, prices and demand for construction aggregates, capital and operating expenses necessary to maintain VantaCore’s operations, production levels, general economic conditions, conditions in the local markets that VantaCore serves, inclement or hazardous weather conditions and typically lower production levels in the winter months, permitting risk, fire, explosions or other accidents, and unanticipated geologic conditions. Any of these risks could result in damage to, or destruction of, VantaCore’s mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, reduced revenue or losses or possible legal liability. In addition, not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements. Our insurance coverage may not be sufficient to meet our needs in the event of loss. Any prolonged downtime or shutdowns at VantaCore’s mining properties or production facilities or material loss could have an adverse effect on our results of operations.

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

The adoption of climate change legislation or regulations restricting emissions of "greenhouse gases" and other hazardous air pollutants have resulted in and will continue to result in reduced demand for our coal, oil and natural gas.

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

In August 2015, EPA published its final Clean Power Plan Rule, a multi-factor plan designed to cut carbon pollution from existing power plants, including coal-fired power plants. The rule requires improving the heat rate of existing coal-fired power plants and substituting lower carbon-emission sources like natural gas and renewables in place of coal. The rule will force many existing coal-fired power plants to incur substantial costs in order to comply or alternatively result in the closure of some of these plants. This rule is being challenged by industry participants and other parties. In February, 2016, the Supreme Court of the United States stayed the Clean Power Plan Rule pending a decision by the District of Columbia Circuit as well as any subsequent review by the Supreme Court. To the extent the Clean Power Plan is upheld, it is expected to have a material adverse effect on the demand for coal by electric power generators.

In October 2015, EPA published its final rule on performance standards for greenhouse gas emissions from new, modified, and reconstructed electric generating units. The final rule requires new steam generating units to use highly efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology. The final emission standard is less stringent than EPA had originally proposed due to updated cost assumptions, but could still have a material adverse effect on new coal-fired power plants.

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

In August 2015, EPA proposed new regulations to reduce emissions of methane from crude oil and natural gas production and transportation activities such as wells, pipelines, and valves levels by up to 45 percent by 2025 (compared to 2012 levels). A final rule is expected in 2016.

In addition to climate change and other Clean Air Act legislation, our businesses are subject to numerous other federal, state and local laws and regulations that may limit production from our properties and our profitability.

The operations of our lessees, VantaCore and Ciner Wyoming are subject to stringent health and safety standards under increasingly strict federal, state and local environmental, health and safety laws, including mine safety regulations and governmental enforcement policies. The oil and gas industry is also subject to numerous laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our properties.

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

Due to global oversupply of crude oil in part due to increasing U.S. production and a strong U.S. dollar, crude oil prices have been at multi-year lows since late 2014. In addition, natural gas prices have also fallen to low levels due to record high levels of production and robust storage inventories. These markets will likely continue to be volatile in the future, and any extended period of low prices could have a material adverse effect on our results of operations from our oil and gas business. For the year ended December 31, 2015, we recorded an impairment charge of $367.6 million relating to certain of our oil and gas properties. With the continued weakness in the oil and gas markets, we intend to continue to closely monitor our oil and gas assets impairment risk. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on our results of operations.

The market price of soda ash directly affects the profitability of Ciner Wyoming’s soda ash production operations. If the market price for soda ash declines, Ciner Wyoming’s sales will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile, and those markets are likely to remain volatile in the future. The prices Ciner Wyoming receives for its soda ash depend on numerous factors beyond Ciner Wyoming’s control, including worldwide and regional economic and political conditions impacting supply and demand. Glass manufacturers and other industrial customers drive most of the demand for soda ash, and these customers experience significant fluctuations in demand and production costs. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Substantial or extended declines in prices for soda ash could have a material adverse effect on our results of operations. In addition, Ciner Wyoming relies on natural gas as the main energy source in its soda ash production process. Accordingly, high natural gas prices increase Ciner Wyoming’s cost of production and affect its competitive cost position when compared to other foreign and domestic soda ash producers.

VantaCore operates in a highly competitive and fragmented industry, which may negatively impact prices, volumes and costs. In addition, both commercial and residential construction are dependent upon the overall U.S. economy.

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

We do not have control over the operations of Ciner Wyoming or our non-operated oil and gas working interest properties. We have limited approval rights with respect to Ciner Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures. Adverse developments in Ciner Wyoming’s business would result in decreased distributions to NRP. The oil and gas properties in which we own working interests are operated by third-party operators and involve third-party working interest owners. We have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures required to fund such properties. These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs and materially adversely affect our financial condition and results of operations. In addition, we are ultimately responsible for operating the transportation infrastructure at Foresight’s Williamson mine, and have assumed the capital and operating risks associated with that business. As a result of these investments, we could experience increased costs as well as increased liability exposure associated with operating these facilities.

In the current oil price environment, we do not expect to expend significant capital to develop our oil reserves, which will lead to a decline in the value of our properties and a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive, with significant development capital required to be expended to offset natural production declines. In the current oil price environment, we do not expect to expend significant development capital, which will lead to a decline in the value of our properties and our oil and gas reserves. Such declines will likely result in adjustments to the borrowing base under NRP Oil and Gas’s revolving credit facility. To the extent the borrowing base is redetermined to an amount less than the amount we have outstanding under that facility, we will be required to repay the facility down to the new borrowing base. For more information on the NRP Oil and Gas revolving credit facility, see "—Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.

To the extent the operators of our properties determine to continue drilling in the current environment, we would be required to fund our proportionate share on any wells in which we own working interests in order to participate in those wells. Our share of capital expenditures relating to our working interests could exceed our revenues from those interests. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. Our operations and other capital resources may not provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include additional reserve based borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. If we are unable to fund our capital requirements, we may be required to decline to participate in wells, which in turn could lead to a decline in the value of our assets or a decline in our oil and natural gas reserves.

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

In addition, Ciner Wyoming transports its soda ash by rail or truck and ocean vessel. As a result, its business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Ciner Wyoming’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Ciner Wyoming may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces. In addition, rail operations are subject to various risks that may result in a delay or lack of service at Ciner Wyoming’s facility, and alternative methods of transportation are impracticable or cost-prohibitive. During 2015, Ciner Wyoming shipped substantially all of its soda ash by rail and Ciner Wyoming relies on the rail line to service its facilities under a contract that expires in 2017. Any substantial interruption in or increased costs related to the transportation of Ciner Wyoming’s soda ash or the failure to renew the rail contract on favorable terms could have a material adverse effect on our financial condition and results of operations.

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

Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for those contractual obligations that are expressly made without recourse to our general partner. Under Delaware law, however, a unitholder could be held liable for our obligations to the same extent as a general partner if a court determined that the right of unitholders to remove our general partner or to take other action under our partnership agreement constituted participation in the "control" of our business. In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

Conflicts of interest could arise among our general partner and us or the unitholders.

These conflicts may include the following:

•	Excluding our VantaCore business, we do not have any employees and we rely solely on employees of affiliates of the general partner;

•	under our partnership agreement, we reimburse the general partner for the costs of managing and for operating the partnership;

•	the amount of cash expenditures, borrowings and reserves in any quarter may affect cash available to pay quarterly distributions to unitholders;

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based on our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

You are required to pay taxes on your share of our income even if you do not receive any cash distributions from us. Your share of our portfolio income may be taxable to you even though you receive other losses from our activities.

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

For unitholders subject to the passive loss rules, our current operations include portfolio activities (such as our coal and mineral royalties business) and passive activities (such as our soda ash, aggregates and oil and gas working interests businesses).  Any passive losses we generate will only be available to offset our passive income generated in the future and will not be available to offset (i) our portfolio income, including income related to our coal and mineral royalties business, (ii) a unitholder’s income from other passive activities or investments, including investments in other publicly traded partnerships, or (iii) a unitholder’s salary or active business income.  Thus, your share of our portfolio income may be subject to federal income tax, regardless of other losses you may receive from us.

We may engage in transactions to reduce our indebtedness and manage our liquidity that generate taxable income (including income and gain from the sale of properties and cancellation of indebtedness income) allocable to unitholders, and income tax liabilities arising therefrom may exceed any distributions made with respect to your units.

In response to current market conditions, we anticipate engaging in transactions to reduce our leverage and manage our liquidity that would result in income and gain to our unitholders without a corresponding cash distribution. For example, we may sell assets and use the proceeds to repay existing debt, in which case, you could be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, we may pursue opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt that would result in "cancellation of indebtedness income" (also referred to as "COD income") being allocated to our unitholders as ordinary taxable income. Unitholders may be allocated income and gain from these transactions, and income tax liabilities arising therefrom may exceed any distributions we make to you. The ultimate tax effect of any such income allocations will depend on the unitholder's individual tax position, including, for example, the availability of any suspended passive losses that may offset some portion of the allocable income. Unitholders may, however, be allocated substantial amounts of ordinary income subject to taxation, without any ability to offset such allocated income against any capital losses attributable to the unitholder’s ultimate disposition of its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them.

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

In addition, the Internal Revenue Service, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. The proposed regulations provide an exclusive list of industry-specific rules regarding the qualifying income exception, including whether an activity constitutes the exploration, development, production and marketing of natural resources. Income earned from a royalty interest is not specifically enumerated as a qualifying income activity in the proposed regulations. However, notwithstanding the proposed regulations, our counsel has advised us that royalty income is qualifying income for purposes of Section 7704 of the Internal Revenue Code since it is "derived" from the exploration, development, production and marketing of natural resources. The U.S. Treasury Department and the IRS may clarify that royalty income is qualifying income for purposes of Section 7704 of the Internal Revenue Code; however, there are no assurances that the proposed regulations, when published as final regulations, will not take a position that is contrary to our interpretation of Section 7704 of the Internal Revenue Code. Finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for prior taxable years and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

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

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

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

On November 24, 2015, we filed a lawsuit against Foresight Energy’s subsidiary, Hillsboro Energy LLC ("Hillsboro"), in the Circuit Court of the Fourth Judicial Circuit in Montgomery County, Illinois. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine in July 2015. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, we received the notice declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. The effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments of $7.5 million per quarter, or $30.0 million per year. Foresight Energy's failure to make the deficiency payment with respect to the second, third and fourth quarters of 2015 resulted in a $16.2 million cash impact to us. Such amount will increase for each quarter during which mining operations continue to be idled. We do not currently have an estimate as to when the mine will resume coal production. If the mine remains idled for an extended period or if the mine is permanently closed, our financial condition could be adversely affected.

For more information regarding certain other legal proceedings involving NRP, see "Note 14. Commitments and Contingencies" included in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by SEC regulations is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISUER PURCHASES OF EQUITY SECURITIES

NRP Common Units and Cash Distributions

Our common units are listed and traded on the NYSE under the symbol "NRP". As of February 1, 2016, there were approximately 34,100 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

The following table sets forth the high and low sales prices per common unit, as reported on the NYSE Composite Transaction Tape from January 1, 2014 to December 31, 2015, and the quarterly cash distribution declared and paid with respect to each quarter per common unit. The information presented in the tables below have been adjusted to give retroactive effect to the one-for-ten reverse unit split that was effective on February 17, 2016.

	Price Range		Cash Distribution History
	High	Low	Per Unit	Record Date	Payment Date
2014
First Quarter	$207.20	$148.00	$3.50	5/5/2014	5/14/2014
Second Quarter	$165.70	$127.80	$3.50	8/5/2014	8/14/2014
Third Quarter	$169.10	$125.60	$3.50	11/5/2014	11/14/2014
Fourth Quarter	$138.30	$79.70	$3.50	2/5/2015	2/13/2015
2015
First Quarter	$98.10	$63.80	$0.90	5/5/2015	5/14/2015
Second Quarter	$74.50	$36.10	$0.90	8/5/2015	8/14/2015
Third Quarter	$38.00	$22.10	$0.45	11/5/2015	11/13/2015
Fourth Quarter	$29.90	$10.00	$0.45	2/5/2016	2/12/2016

Cash Distributions to Partners
	General Partner (1)	Limited Partners (2)	Total Distributions
	(in thousands)
2014 Distributions	$3,241	$158,801	$162,042
2015 Distributions	$1,434	$70,324	$71,758

(1)	Represents distributions on our general partner’s 2% general partner interest in us.

(2)	Includes distributions on 156,000 common units held by our general partner.

ITEM 6. SELECTED FINANCIAL DATA

The following table shows selected historical financial data for Natural Resource Partners L.P. for the periods and as of the dates indicated. We derived the information in the following tables from, and the information should be read together with and is qualified in its entirety by reference to, the historical financial statements and the accompanying notes included in "Item 8. Financial Statements and Supplementary Data" in this and previously filed Annual Reports on Form 10-K. These tables should be read together with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." The information presented below gives pro forma effect to the one-for-ten reverse unit split that was effective on February 17, 2016.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per unit data)
Total revenues and other income	$488,849	$399,752	$358,117	$379,147	$377,683
Asset impairments	$681,594	$26,209	$734	$2,568	$161,336
Income (loss) from operations	$(477,911)	$188,919	$236,236	$267,165	$104,135
Net income (loss)	$(571,720)	$108,830	$172,078	$213,355	$54,026
Net income excluding impairments (1)	$109,874	$135,039	$172,812	$215,923	$215,362
Basic and diluted net income (loss) per limited partner unit	$(45.75)	$9.42	$15.39	$19.70	$5.00
Distributions paid ($ per unit)	$2.70	$14.00	$22.00	$22.00	$21.70
Weighted average number of common units outstanding	12,230	11,326	10,958	10,603	10,603
Cash from operations	$203,424	$210,755	$247,074	$271,408	$305,574
Distributable Cash Flow(1)	$196,981	$208,366	$306,873	$296,106	$311,122
Adjusted EBITDA (1)	$292,116	$294,632	$332,196	$328,116	$326,670
Balance sheet data:
Cash and cash equivalents	$51,773	$50,076	$92,513	$149,424	$214,922
Total assets	$1,684,075	$2,444,724	$1,991,856	$1,764,672	$1,665,649
Long-term debt	1,304,013	$1,394,240	$1,084,226	$897,039	$836,268
Partners’ capital	$72,942	$720,155	$616,789	$617,447	$644,915

(1)	See "—Non-GAAP Financial Measures" below.

Non-GAAP Financial Measures

Distributable Cash Flow

Our Distributable Cash Flow represents net cash provided by operating activities, plus returns of unconsolidated equity investments, proceeds from sales of assets, and returns of long-term contract receivables—affiliate, less maintenance capital expenditures and distributions to non-controlling interest. Although Distributable Cash Flow is a non-GAAP financial measure, we believe it is a useful adjunct to net cash provided by operating activities under GAAP. Distributable Cash Flow is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Distributable Cash Flow may not be calculated the same for us as for other companies. The following table (in thousands) reconciles net cash provided by operating activities (the most comparable GAAP financial measure) to Distributable Cash Flow for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net cash provided by operating activities	$203,424	$210,755	$247,074	$271,408	$305,574
Add: proceeds from sale of plant and equipment and other	11,024	1,006	—	11,277	3,870
Add: proceeds from sale of mineral rights	7,096	412	10,929	13,545	1,730
Add: return of long-term contract receivables—affiliate	2,463	1,904	2,558	2,669	—
Add: return of unconsolidated equity investment	—	3,633	48,833	—	—
Less: maintenance capital expenditures (1)	(24,282)	(8,370)	—	—	—
Less: distributions to non-controlling interest	(2,744)	(974)	(2,521)	(2,793)	(52)
Distributable Cash Flow	$196,981	$208,366	$306,873	$296,106	$311,122

(1)	Maintenance capital expenditures primarily consist of costs to maintain the long-term productive capacity of our oil and gas non-operating working interest business and VantaCore.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) less equity earnings from unconsolidated investment, gain on reserve swaps and income to non-controlling interest; plus distributions from equity earnings in unconsolidated investment, interest expense, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), cash flows provided by operating, investing and financial activities, or other income or cash flow statement data prepared in accordance with GAAP. Adjusted EBITDA provides no information regarding a partnership's capital structure, borrowings, interest costs, capital expenditures, and working capital movement or tax positions. Adjusted EBITDA does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital and other commitments and obligations. Our management team believes Adjusted EBITDA is a useful measure because it is widely used by financial analysts, investors and rating agencies for comparative purposes. Adjusted EBITDA is also a financial measure widely used by investors in the high-yield bond market. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. The following table (in thousands) reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(571,720)	$108,830	$172,078	$213,355	$54,026
Less: equity earnings from unconsolidated investment	(49,918)	(41,416)	(34,186)	—	—
Less: gain on reserve swaps	(9,290)	(5,690)	(8,149)	—	(2,990)
Add: asset impairments	681,594	26,209	734	2,568	161,336
Add: depreciation, depletion and amortization	100,828	79,876	64,377	58,221	65,118
Add: interest expense	93,827	80,185	64,396	53,972	49,180
Add: distributions from equity earnings in unconsolidated investment	46,795	46,638	72,946	—	—
Adjusted EBITDA	$292,116	$294,632	$332,196	$328,116	$326,670

Adjusted EBITDA presented in the table above differs from the EBITDDA definitions contained in Opco’s debt agreements. See Note 9. "Debt and Debt—Affiliate" included in the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K for a description of Opco’s debt agreements.

Net Income Excluding Impairments

Net income excluding impairments is a non-GAAP financial measure that we define as net income (loss) plus asset impairments. Net income excluding impairments, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Net income excluding impairments should not be considered in isolation or as a substitute for operating income (loss), net income (loss), cash flows provided by operating, investing and financial activities, or other income or cash flow statement data prepared in accordance with GAAP. Our management team believes net income excluding impairments is useful in evaluating our financial performance because asset impairments are irregular non-cash charges and excluding these from net income allows us to better compare results period-over-period.The following table (in thousands) reconciles net income (loss) (the most comparable GAAP financial measure) to net income excluding impairment for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(571,720)	$108,830	$172,078	$213,355	$54,026
Add: asset impairments	681,594	26,209	734	2,568	161,336
Net income excluding impairments	$109,874	$135,039	$172,812	$215,923	$215,362

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACNIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and footnotes included elsewhere in this filing. Our discussion and analysis consists of the following subjects:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Unrestricted Subsidiary Information
•Off-Balance Sheet Transactions
•Inflation
•Environmental Regulation
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

As used in this Item 7, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. References to NRP Oil and Gas refer to NRP Oil and Gas LLC, a wholly owned subsidiary of NRP. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and a co-issuer with NRP on the 9.125% senior notes.

Executive Overview

We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, trona and soda ash, crude oil and natural gas, construction aggregates, frac sand and other natural resources. Our common units trade on the New York Stock Exchange under the symbol "NRP". The information presented in Item 7. reflects the one-for-ten reverse unit split that was effective on February 17, 2016.

For the year ended December 31, 2015, we recorded revenues and other income of $488.8 million, and a net loss of $571.7 million. During 2015, Adjusted EBITDA and Distributable Cash Flow, which we consider to be the critical measures in evaluating our operating performance, met or exceeded the guidance issued to the public markets in February 2015, as revised in August 2015. Despite the rapidly deteriorating coal and oil and gas markets in 2015, we recorded Adjusted EBITDA in 2015 of $292.1 million, which was essentially flat compared to our Adjusted EBITDA in 2014, and Distributable Cash Flow of $197.0 million, which exceeded expectations and was down only 5% compared to 2014. Adjusted EBITDA and Distributable Cash Flow are non-GAAP financial measures. For a reconciliation of Adjusted EBITDA to net income, see "Item 6. Selected Financial Data—Non-GAAP Financial Measures—Adjusted EBITDA." For a reconciliation of Distributable Cash Flow to net cash provided by operating activities see "Item 6. Selected Financial Data—Non-GAAP Financial Measures—Distributable Cash Flow." Management believes that the presentation of Adjusted EBITDA and Distributable Cash Flow provide information useful in assessing our segment financial condition and results of operations. Adjusted EBITDA and Distributable Cash Flow as defined by us may not be comparable to similarly titled measures used by other companies and should be considered in conjunction with net income (loss) and cash provided by (used in) operating activities, respectively.

Our business is organized into four operating segments:

Coal, Hard Mineral Royalty and Other—consists primarily of coal royalty, coal related transportation and processing assets, aggregate and industrial minerals royalty assets and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. Our aggregates and industrial minerals are located in a number of states across the United States.

Soda Ash—consists of our 49% non-controlling equity interest in a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries. We receive regular quarterly distributions from this business.

VantaCore—consists of our construction materials business acquired in October 2014 that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. VantaCore operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

Oil and Gas—consists of our non-operated working interests, royalty interests and overriding royalty interests in oil and natural gas properties. Our primary interests in oil and natural gas producing properties are non-operated working interests located in the Williston Basin in North Dakota and Montana. We also own fee mineral, royalty or overriding royalty interests in oil and gas properties in several other regions, including the Appalachian Basin, Oklahoma and Louisiana.

Current Liquidity Position

As of December 31, 2015, we had $64.8 million of liquidity that consisted of $51.8 million in cash and $13.0 million in combined borrowing capacity under our revolving credit facilities. During the year ended December 31, 2015, we reduced our debt by a net amount of $91.0 million. Opco's $300.0 million revolving credit facility matures in October 2017, and as of December 31, 2015, we had $290.0 million outstanding thereunder. We borrowed $75.0 million under Opco's revolving credit facility in September 2015 in order to repay Opco's term loan in full. In October 2015, the borrowing base under the NRP Oil and Gas revolving credit facility was redetermined to $88.0 million, and we repaid $15.0 million under that credit facility, reducing our outstanding borrowings thereunder to $85.0 million. As of the date of this report, the combined borrowing capacity under our two revolving credit facilities is $13.0 million.

In February 2016, we sold the aggregates reserves and related royalty rights at three aggregates operations located in Texas, Georgia and Tennessee, which comprised approximately 27%, or 139 million tons, of our hard mineral reserves as of December 31, 2015 for $10.0 million in cash. The effective date of the sale was February 1, 2016. In February 2016, we sold royalty and overriding royalty interests in several producing properties located in the Appalachian Basin, including our overriding royalty interests in the Marcellus Shale, for $37.5 million in cash. The sale included royalty and overriding royalty interests in approximately 765 gross producing wells as of December 31, 2015 and approximately 10% of our estimated proved reserves, or 1,094 MBoe, as of December 31, 2015, or 1,094 MBoe. The effective date of the sale was January 1, 2016. We intend to use the net proceeds from these asset sales to repay debt.

We have significant debt service requirements, including $80.8 million in principal payments on Opco's senior notes each year through 2018, and our operating results continue to be impacted by the adverse conditions in the commodity markets. In April 2015, we announced a long-term plan to strengthen our balance sheet, reduce debt and enhance liquidity in order to reposition the partnership for future growth. As part of that plan, we reduced our cash distributions with respect to the first and second quarters of 2015 to $0.90 per common unit (giving effect to the one-for-ten reverse unit split effective on February 17, 2016), a 75% decrease from the distribution paid with respect to fourth quarter of 2014. In October 2015, the Board further reduced the distribution to $0.45 per common unit (giving effect to the one-for-ten reverse unit split effective on February 17, 2016) with respect to the third quarter of 2015, representing an additional 50% reduction in the distribution paid with respect to the second quarter of 2015. The cash savings resulting from the distribution reductions are being used primarily to repay debt. We have also taken steps to reduce general and administrative and other overhead costs in connection with these efforts. However, we have determined that the cash savings from the distribution cuts and our cost reduction efforts will not be sufficient to meet our deleveraging objectives and have determined to sell certain assets to help meet these objectives. While we have closed two asset sale transactions, if we are unable to complete additional asset sales and conditions in the commodity markets continue to deteriorate, our liquidity and our ability to comply with the financial and other restrictive covenants contained in our debt agreements will be adversely affected.

Current Results/Market Outlook

Coal, Hard Minerals Royalty and Other Business Segment

For the year ended December 31, 2015, our Coal, Hard Minerals Royalty and Other business segment contributed revenues and other income of $246.4 million, Adjusted EBITDA of $204.6 million, and Distributable Cash Flow of $212.2 million. Our revenues and other income from the Coal, Hard Mineral Royalty and Other segment represented 51% of our total revenues and other income in 2015, as compared to 64% of total revenues and other income in 2014, in part due to revenues reported for a full year of ownership of VantaCore. Although our total revenues and other income for 2015 increased over 2014, our Coal, Hard Mineral Royalty and Other revenues were down 4% compared to the same period. The majority of this decrease was due to lower coal prices in each of the Appalachian regions during the period and in the Illinois Basin as a result primarily of lower coal production during the period. This decrease in coal royalty revenues was partially offset by an increase in other coal related revenues, which increased 82% over the 2014 period, due to increased minimums recognized as revenue, increases in gains recognized on coal reserve swaps, condemnation payments and the receipt of lease assignment fees.

Both the thermal and metallurgical coal markets remain severely challenged, and we do not anticipate that either market will recover in the near term. We expect that coal producers will continue to cut production and idle additional mines in response to market conditions, but we do not know to what extent our properties may be affected. A number of coal producers have filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, and additional producers may file for bankruptcy. Historically, our leases have generally been assumed and all pre-petition bankruptcy amounts have been cured in full in our lessees’ bankruptcy processes, but we have no assurance this will continue in the future. In October 2015, Patriot Coal Corporation completed the sale of its assets in accordance with its bankruptcy plan. All of our leases were assumed and assigned in the sale process, and we received full pre-petition cure payments. Alpha Natural Resources ("Alpha"), which is our second largest lessee, filed for Chapter 11 bankruptcy protection in August 2015. Alpha has continued operating and paying royalties to us following the bankruptcy filing. However, Alpha has reduced production and idled certain mines, and we expect that Alpha will continue to reduce production and/or idle mines during its bankruptcy process. Production cuts and mine idlings by Alpha have resulted in and would continue to result in decreased royalty payments to us to the extent such production cuts or idlings are on our properties. We estimate that Alpha owes us approximately $3.2 million in pre-petition royalties and minimum payments, and we expect to receive pre-petition amounts due to us with respect to any leases that are assumed in the bankruptcy process. Arch Coal, Inc. filed for Chapter 11 bankruptcy protection in January 2016. While we do not yet know whether our leases will be assumed or rejected in Arch’s bankruptcy process, our overall exposure to Arch is immaterial.

While producers of Central Appalachian thermal coal have struggled for an extended period due to the high cost nature of their operations, production from our Illinois Basin properties also decreased by 15% in 2015 as compared to 2014. Part of the decrease in production from our Illinois Basin properties is attributable to the idling of Foresight Energy's ("Foresight Energy") Deer Run mine (which we also refer to as our Hillsboro property) as a result of elevated carbon monoxide levels at the mine beginning in March 2015. In July 2015, we received a notice from Foresight Energy declaring a resulting force majeure event at the Deer Run mine. While we have filed a lawsuit disputing Foresight Energy’s claim of force majeure, the effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us quarterly minimum deficiency payments with respect to the Deer Run mine until mining resumes. Under the lease for the Deer Run mine, Foresight Energy is required to make minimum deficiency payments to us of $7.5 million per quarter, or $30.0 million per year. The amount payable to us as the minimum deficiency payment with respect to any quarter is reduced by the amount of coal royalties actually paid to us for tonnage sold at the mine with respect to that quarter. We received royalty payments on tonnage sold from coal stockpiles at the Deer Run mine during the second and third quarters of 2015, but royalty payments from tonnage sold with respect to the fourth quarter of 2015 significantly declined and we expect that the stockpiles will be depleted early in the first quarter of 2016. Foresight Energy’s failure to make the deficiency payments with respect to the second, third and fourth quarters of 2015 resulted in a negative cash impact to us of $16.2 million. Such amount will increase for each quarter during which mining operations continue to be idled. We do not know when, or if, mining activities at the Deer Run mine will recommence.

The metallurgical coal markets continued to deteriorate during 2015, and the metallurgical coal benchmark price for the first quarter of 2016 was set at a new multi-year low. We derived approximately 38% of our coal royalty revenues and 30% of the related production from metallurgical coal during 2015. The global metallurgical coal market continues to suffer from oversupply driven in part by reduced demand from China. Domestic coal producers are also burdened by the effects of the relatively strong U.S. dollar, which increases the production cost of domestic coal producers relative to foreign producers.

Soda Ash Business Segment

For the year ended December 31, 2015, our Soda Ash business segment contributed revenues and other income of $49.9 million, Adjusted EBITDA of $46.8 million, and Distributable Cash Flow of $43.0 million. Our trona mining and soda ash refinery investment performed in line with our expectations in 2015 with record soda ash production volumes. During 2015, the international market for soda ash weakened somewhat due to softer pricing, but Ciner Wyoming’s international sales were consistent with expectations. Domestic sales volumes, which are typically sold at higher prices than soda ash sold internationally, have remained relatively stable. The cash we receive from Ciner Wyoming is in part determined by the quarterly distributions declared by Ciner Resources LP. In February 2016, Ciner Resources LP paid a quarterly distribution of $0.5575 per common unit with respect to the fourth quarter of 2015, an increase of 1% over the distribution paid with respect to the third quarter of 2015 and an increase of 5% over the distribution paid with respect to the fourth quarter of 2014.

VantaCore Business Segment

For the year ended December 31, 2015, our VantaCore business segment contributed revenues and other income of $139.0 million, Adjusted EBITDA of $22.1 million, and Distributable Cash Flow of $18.8 million.

VantaCore’s construction aggregates mining and production business is largely dependent on the strength of the local markets that it serves and is also seasonal, with lower production and sales expected during the first quarter of each year due to winter weather. VantaCore’s Laurel Aggregates operation in southwestern Pennsylvania serves producers and oilfield service companies operating in the Marcellus and Utica Shales and was impacted during 2015 by the slowing pace of exploration and development of natural gas in those areas due to low natural gas prices. Increased local construction activity partially offset these declines during 2015, but we expect that Laurel’s business will continue to be impacted by decreased natural gas development activities. VantaCore’s operations based in Clarksville, Tennessee and Baton Rouge, Louisiana depend on the pace of commercial and residential construction in those areas. The Clarksville operation performed above expectations during 2015, while the Baton Rouge operation volumes were lower than expected. In June 2015, VantaCore purchased a hard rock quarry operation located on the Tennessee River near Grand Rivers, Kentucky from one of NRP’s aggregates lessees that had previously idled the operation. This operation continues to lease reserves from NRP and sells its produced limestone aggregates in both the local market and downstream to river-based markets.

Oil and Gas Business Segment

For the year ended December 31, 2015, our Oil and Gas business segment contributed revenues and other income of $53.6 million, Adjusted EBITDA of $31.0 million, and Distributable Cash Flow of $24.6 million. Revenues in our Oil and Gas business segment decreased year-over year primarily due to a decline in oil prices, partially offset by increased production volumes.

Global oil prices continued to decline in 2015 and remained significantly lower than 2014, and prices have continued to decline in the first quarter of 2016. Although domestic crude oil production has shown signs of decline, inventories remain above the five-year average indicating continued excessive supply. Production of crude is estimated to continue to decline as a result of reduced development drilling activities. Natural gas prices have also shown recent declines due to reduced demand and increased inventories. Our oil and gas revenues will continue to fluctuate with changes in prices for oil and natural gas and are expected to decrease over time due to natural production declines in producing wells and significantly decreased drilling activity. As of the date of this filing, we have not hedged any of our future oil or natural gas production.

Management’s Forecast and Strategic Plan

Opco’s revolving credit facility matures in October 2017 and NRP’s 9.125% Senior Notes mature in October 2018. We believe we need to significantly improve our leverage ratios prior to the maturity thereof in order to be able to refinance or restructure such debt. We remain committed to our strategic plan announced in April 2015 to improve our balance sheet and reduce leverage, and intend to take all necessary steps to execute on that plan, including through asset sales and other means. Through February 2016, we completed asset sales for $47.5 million in gross proceeds. However, we believe the deterioration in the commodity markets will continue to have a negative impact on our results of operations, which in turn may prevent us from achieving our leverage ratio goals. Traditionally, we have accessed the debt and equity capital markets on a regular basis and have relied on bank credit facilities to finance our business activities. However, due to the current commodity price environment and the state of the coal markets in particular, we believe we do not currently have the ability to access either the debt or equity capital markets. In addition, the volatility in the energy industry combined with recent bankruptcies and additional perceived credit risks of companies with coal and/or oil and gas exposure has resulted in traditional bank lenders seeking to reduce or eliminate their lending exposure to these companies. Accordingly, we will be required over the near term to run our business and service our debt through cash from operations or asset sales. In addition, we may be required to seek financing from non-traditional sources at unfavorable pricing or with unfavorable terms to run our business or to refinance or restructure our 2017 and 2018 debt maturities.

While NRP has a diversified portfolio of assets and a history and continued forecast of profitable operations with positive operating cash flows, its operating results and credit metrics continue to be impacted by demand challenges for coal and excess worldwide supply of oil and gas. In particular, as described in "Note 10. Debt and Debt—Affiliate" in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, the agreements governing the outstanding debt of NRP Oil and Gas and Opco contain customary financial covenants, including maintenance covenants, and other restrictive covenants. In addition, NRP has issued $425 million of 9.125% Senior Notes, that are governed by an indenture ("the Indenture") containing customary incurrence-based financial covenants and other covenants, but not maintenance covenants. The following discussion presents management’s outlook and strategic plan to address its debt covenant compliance.

Opco and NRP

As of December 31, 2015, Opco had $290.0 million of indebtedness outstanding under its revolving credit facility due October 2017 (the "Opco Credit Facility") and $585.9 million outstanding under several series of Private Placement Notes (the "Opco Private Placement Notes") (collectively referred to as the "Opco Debt agreements"). The maximum leverage ratio under the Opco Debt agreements is required to be below 4.0x through March 31, 2016. Commencing with respect to the period ended June 30, 2016, the maximum leverage ratio reduces to 3.75x and reduces again to 3.5x commencing with respect to the period ended June 30, 2017. In addition, the Opco Debt agreements contain certain additional customary negative covenants that, among other items, restrict Opco’s ability to incur additional debt, grant liens on its assets, make investments, sell assets and engage in business combinations.

As of December 31, 2015, Opco was in compliance with and we forecast that Opco will continue to remain in compliance through December 31, 2016 with the covenants contained in its debt agreements. In addition, we believe Opco has sufficient liquidity to make all regularly scheduled principal and interest payments through December 31, 2016. We are currently pursuing or considering a number of actions including (i) dispositions of assets, (ii) actively managing our debt capital structure through a number of potential alternatives, including exchange offers and non-traditional debt financing, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital and (vi) improving our cash flows from operations. While we forecast that we will be in compliance with all of the covenants under the Opco Debt agreements through December 31, 2016, our forecast is sensitive to commodity pricing and counterparty risk. Accordingly, we intend to pursue one or more of the alternatives discussed above in order to mitigate the effects of further commodity price and market deterioration which could otherwise cause us to breach financial covenants under the Opco Debt agreements. Breaches of the Opco Debt agreement covenants that are not waived or cured, to the extent possible, would result in an event of default under the Opco Debt agreements, and if such debt is accelerated by the lenders thereunder, such acceleration would also result in a cross-default under the Indenture.

NRP Oil and Gas

NRP Oil and Gas had $85.0 million outstanding under its senior secured, reserve-based revolving credit facility (the "RBL Facility") as of December 31, 2015. The facility is secured by a first priority lien on substantially all of NRP Oil and Gas’s assets and is not guaranteed by NRP or any other subsidiary of NRP. Due to the significant and sustained decline in oil prices since the end of 2014, we forecast that NRP Oil and Gas may not be able to remain in compliance with the 3.5x leverage ratio as required in the RBL Facility during the next 12 months. In addition, we expect that, due to current oil and gas prices, the next borrowing base redetermination under the RBL Facility that is scheduled to occur in May 2016 may result in a reduction of the borrowing base by an amount that would exceed NRP Oil and Gas’s ability to repay principal within the required time-frame following such redetermination. In addition, the RBL Facility requires the entity to provide annual financial statements that include a report from its independent registered public accounting firm with an opinion that does not contain "a "going concern" or like qualification or exception." Any of these events would qualify as an event of default and would provide the RBL Facility lenders with the ability to accelerate the debt outstanding under the RBL Facility to the extent not waived or cured. While we are attempting to take appropriate mitigating actions, there is no assurance that any particular actions with respect to amending, refinancing, extending the maturity or curing potential defaults in the RBL Facility will be sufficient, and we may be required to sell some or all of the assets of NRP Oil and Gas, raise new equity capital at NRP Oil and Gas or pursue restructuring alternatives. As a result, we believe there is substantial doubt about the ability of NRP Oil and Gas to continue as a going concern through December 31, 2016. As we were in compliance with all covenants contained in the RBL Facility throughout 2015 and at December 31, 2015, we have classified this debt as non-current in accordance with its terms.

An event of default under the RBL facility and subsequent acceleration of that debt by the lenders thereunder would not result in a cross-default under the Indenture. NRP Oil and Gas is designated as an "Unrestricted Subsidiary" for purposes of the Indenture, which prevents an event of default under the RBL Facility and subsequent acceleration of that debt from triggering an event of default under the Indenture. In addition, there are no cross-defaults under the Opco Debt agreements as a result of defaults under the RBL Facility. As a result, there would be no default or acceleration of indebtedness under the Indenture or under the Opco Debt agreements in the event NRP Oil and Gas is in default under its RBL Facility.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased $2.5 million, or 1%, from $294.6 million in 2014 to $292.1 million in 2015. The decrease is mainly related to declines in our Coal, Hard Mineral Royalty and Other and Oil and Gas business segments year-over-year, partially offset by higher income from our VantaCore business that was acquired in October 2014. Adjusted EBITDA is a non-GAAP financial measure. See "Item 6. Selected Financial Data—Non-GAAP Financial Measures—Adjusted EBITDA" for an explanation of Adjusted EBITDA and see below for our Adjusted EBITDA by business segment and a reconciliation to net income (loss) (in thousands):

	Operating Segments
For the Year Ended	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Corporate and Financing	Total
December 31, 2015
Net income (loss)	$(138,388)	$49,918	$272	$(377,365)	$(106,157)	$(571,720)
Less: equity earnings from unconsolidated investment	—	(49,918)	—	—	—	(49,918)
Less: gain on reserve swap	(9,290)	—	—	—	—	(9,290)
Add: distributions from unconsolidated investment	—	46,795	—	—	—	46,795
Add: depreciation, depletion and amortization	44,478	—	15,578	40,772	—	100,828
Add: asset impairment	307,800	—	6,218	367,576	—	681,594
Add: interest expense	—	—	—	—	93,827	93,827
Adjusted EBITDA	$204,600	$46,795	$22,068	$30,983	$(12,330)	$292,116

December 31, 2014
Net income (loss)	$143,678	$41,416	$32	$14,338	$(90,634)	$108,830
Less: equity earnings from unconsolidated investment	—	(41,416)	—	—	—	(41,416)
Less: gain on reserve swap	(5,690)	—	—	—	—	(5,690)
Add: distributions from unconsolidated investment	—	46,638	—	—	—	46,638
Add: depreciation, depletion and amortization	52,645	—	3,296	23,935	—	79,876
Add: asset impairment	26,209	—	—	—	—	26,209
Add: interest expense	—	—	—	—	80,185	80,185
Adjusted EBITDA	$216,842	$46,638	$3,328	$38,273	$(10,449)	$294,632

Distributable Cash Flow (Non-GAAP Financial Measure)

Distributable Cash Flow for 2015 decreased $11.4 million, or 5%, from $208.4 million in 2014 to $197.0 million in 2015. This decrease is due primarily to a reduction in cash provided by our coal operations, partially offset by our VantaCore business that was acquired in October 2014. Distributable Cash Flow is a non-GAAP financial measure. See "Item 6. Selected Financial Data—Non-GAAP Financial Measures—Distributable Cash Flow" for an explanation of Distributable Cash Flow and see below for Distributable Cash Flow by business segment a reconciliation to net cash provided by (used in) operating activities (in thousands):

	Operating Segments
For the Year Ended	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Corporate and Financing	Total
December 31, 2015
Net cash provided by (used in) operating activities	$197,913	$43,029	$23,605	$40,536	$(101,659)	$203,424
Add: return on long-term contract receivables—affiliate	2,463	—	—	—	—	2,463
Add: proceeds from sale of PP&E	10,100	—	924	—	—	11,024
Add: proceeds from sale of mineral rights	3,505	—	—	3,591	—	7,096
Less: maintenance capital expenditures	(416)	—	(5,727)	(18,139)	—	(24,282)
Less: distributions to non-controlling interest	(1,372)	—	—	(1,372)	—	(2,744)
Distributable Cash Flow	$212,193	$43,029	$18,802	$24,616	$(101,659)	$196,981

December 31, 2014
Net cash provided by (used in) operating activities	$232,484	$42,516	$2,746	$24,671	$(91,662)	$210,755
Add: return on long-term contract receivables—affiliate	1,904	—	—	—	—	1,904
Add: return of unconsolidated equity investment	—	3,633	—	—	—	3,633
Add: proceeds from sale of PP&E	968	—	38	—	—	1,006
Add: proceeds from sale of mineral rights	412	—	—	—	—	412
Less: maintenance capital expenditures	(316)	—	(900)	(7,154)	—	(8,370)
Less: distributions to non-controlling interest	(487)	—	—	(487)	—	(974)
Distributable Cash Flow	$234,965	$46,149	$1,884	$17,030	$(91,662)	$208,366

Revenues and Other Income

The following table shows our diversified sources of revenues and other income by business segment for the years ended December 31, 2015 and 2014 (in thousands except for percentages):

	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Total
2015
Revenues	246,353	49,918	139,013	53,565	488,849
Percentage of total	51%	10%	28%	11%
2014
Revenues	256,719	41,416	42,051	59,566	399,752
Percentage of total	64%	10%	11%	15%

Revenues and other income increased $89.0 million, or 22%, from $399.8 million in 2014 to $488.8 million in 2015. This increase is primarily due to the inclusion of a full year of VantaCore revenues and an increase in Soda Ash revenues during the year. These increases were partially offset by a reduction of revenues in both our Oil and Gas and Coal, Hard Mineral Royalty and Other business segments.

Coal, Hard Mineral Royalty and Other

Revenues and other income related to our Coal, Hard Mineral Royalty and Other segment decreased $10.4 million, or 4%, from $256.7 million in 2014 to $246.4 million in 2015. The table below presents coal royalty production and revenues derived from our major coal producing regions, hard mineral royalty income and the significant categories of other revenues:

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014
	(In thousands, except percent and per ton data) (Unaudited)
Coal royalty production (tons)
Appalachia
Northern	9,562	9,339	223	2%
Central	16,862	20,092	(3,230)	(16)%
Southern	3,803	3,914	(111)	(3)%
Total Appalachia	30,227	33,345	(3,118)	(9)%
Illinois Basin	11,173	13,177	(2,004)	(15)%
Northern Powder River Basin	4,905	2,844	2,061	72%
Gulf Coast	740	1,093	(353)	(32)%
Total coal royalty production	47,045	50,459	(3,414)	(7)%
Average coal royalty revenue per ton
Appalachia
Northern	$0.28	$0.92	$(0.64)	(70)%
Central	3.85	4.46	(0.61)	(14)%
Southern	4.57	5.18	(0.61)	(12)%
Total Appalachia	2.81	3.55	(0.74)	(21)%
Illinois Basin	3.94	4.10	(0.16)	(4)%
Northern Powder River Basin	2.54	2.74	(0.20)	(7)%
Gulf Coast	3.47	3.47	—	—%
Combined average coal royalty revenue per ton	$3.06	$3.65	$(0.59)	(16)%
Coal royalty revenues
Appalachia
Northern	$2,672	$8,621	$(5,949)	(69)%
Central	64,877	89,627	(24,750)	(28)%
Southern	17,390	20,292	(2,902)	(14)%
Total Appalachia	84,939	118,540	(33,601)	(28)%
Illinois Basin	44,063	54,049	(9,986)	(18)%
Northern Powder River Basin	12,443	7,804	4,639	59%
Gulf Coast	2,570	3,793	(1,223)	(32)%
Total coal royalty revenue	$144,015	$184,186	$(40,171)	(22)%
Other coal related revenues
Override revenue	$2,920	$4,601	$(1,681)	(37)%
Transportation and processing fees	22,033	22,048	(15)	—%
Minimums recognized as revenue	15,489	6,659	8,830	133%
Lease assignment fees	21,000	—	21,000	100%
Condemnation related revenues	3,669	—	3,669	100%
Coal bonus related revenues	—	98	(98)	(100)%
Reserve swap	9,290	5,690	3,600	63%
Wheelage	3,166	3,442	(276)	(8)%
Total other coal related revenues	$77,567	$42,538	$35,029	82%
Total coal related revenues and coal related revenues—affiliates	$221,582	$226,724	$(5,142)	(2)%

Hard mineral royalty revenues	$8,090	$12,073	$(3,983)	(33)%

Property tax revenue	$11,258	$13,609	$(2,351)	(17)%
Other	$5,423	$4,313	$1,110	26%
Total coal, hard mineral royalty and other revenue	$246,353	$256,719	$(10,366)	(4)%

Total coal production decreased 3.4 million tons, or 7%, from 50.4 million tons in 2014 to 47.0 million tons in 2015. Total coal royalty revenues decreased $40.2 million, or 22%, from $184.2 million in 2014 to $144.0 million in 2015. Coal prices continue to be depressed, which has negatively affected our coal related revenues. Further declines or a continued low price environment could have an additional adverse effect on our coal related revenues. During the year ended December 31, 2015 as compared to 2014, total coal production and total coal royalty revenues were down in Appalachia, the Illinois Basin and the Gulf Coast, while we saw a significant increase in the Northern Powder River Basin. All Appalachian regions saw a decrease in coal royalty revenues during the year with coal royalty revenues in Northern Appalachia down 69% despite a 2% increase in production from that area. We saw a decrease in the average coal revenue per ton throughout all of our regions, with the exception of the Gulf Coast whose average coal revenue per ton remained flat, for the year ended December 31, 2015 when compared to the year ended December 31, 2014.

Other coal related revenues increased $35.0 million, or 82%, from $42.5 million in 2014 to $77.6 million in 2015. This increase is primarily a result of two lease assignment fee payments received in 2015 totaling $21.0 million, an $8.8 million increase in minimums recognized as revenue, $3.7 million public roadway condemnation payments and a $3.6 million increase in reserve swap gains year-over-year. These increases were partially offset by decreased overriding royalty revenue in 2015.

Hard mineral royalty revenues decreased $4.0 million, or 33%, from $12.1 million in 2014 to $8.1 million in 2015. This decrease is due primarily to a decrease in minimums recognized as revenues and aggregate royalty revenues.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $8.5 million, or 21%, from $41.4 million in 2014 to $49.9 million in 2015. This increase is primarily related to our allocated percentage of Ciner Wyoming's $15.0 million increase in income year-over-year. For the year ended December 31, 2015, we received $46.8 million in cash distributions from Ciner Wyoming and for the year ended December 31, 2014, we received $46.6 million in cash distributions.

VantaCore

Tonnage sold by the VantaCore segment increased 5.1 million tons from 2.3 million tons in 2014 to 7.4 million tons in 2015. Revenues and other income related to our VantaCore segment increased $96.9 million, or 231%, from $42.1 million in 2014 to $139.0 million in 2015. This increase is due to the fact that VantaCore was acquired in the fourth quarter of 2014.

Oil and Gas

Revenues and other income related to our Oil and Gas segment decreased $6.0 million, or 10%, from $59.6 million in 2014 to $53.6 million in 2015. This decrease is due to lower commodity prices during the year, partially offset by increased production, primarily as a result of the acquisition of non-operated working interests in the Williston Basin in November 2014. The table below presents oil and gas production and revenues derived from our major oil and gas producing regions and the significant categories of oil and gas revenues:

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2015	2014
	(Dollars in thousands, except per unit data) (Unaudited)
Williston Basin non-operated working interests:
Production volumes:
Oil (MBbl)	1,108	578	530	92%
Natural gas (Mcf)	810	408	402	99%
NGL (MBbl)	138	53	85	160%
Total production (MBoe)	1,381	699	682	98%
Average sales price per unit:
Oil (Bbl)	$41.19	77.85	(36.66)	(47)%
Natural gas (Mcf)	2.28	5.04	(2.76)	(55)%
NGL (Bbl)	9.20	33.64	(24.44)	(73)%
Revenues:
Oil	$45,635	44,995	640	1%
Natural gas	1,847	2,056	(209)	(10)%
NGL	1,269	1,783	(514)	(29)%
Non- production	450	—	450	100%
Total revenues	$49,201	$48,834	$367	1%

Royalty and overriding royalty revenues	$4,364	10,732	(6,368)	(59)%

Total oil and gas revenues	$53,565	$59,566	$(6,001)	(10)%

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) increased $77.8 million, or 83%, from $94.2 million in 2014 to $172.0 million in 2015. This increase is primarily related to the inclusion of a full year of VantaCore operating expenses in 2015.

Coal, Hard Mineral Royalty and Other

Operating and maintenance expenses in our Coal, Hard Mineral Royalty and Other segment decreased $1.7 million, or 5%, from $34.2 million in 2014 to $32.5 million in 2015. This decrease is primarily related to decreased overhead expenses allocated to the segment, specifically a decrease in LTIP expense as a result of the decline in unit price year-over-year.

VantaCore

Operating and maintenance expenses in our VantaCore segment increased $78.2 million from $38.7 million in 2014 to $116.9 million in 2015. This increase is due to the fact that 2014 results only include three months of VantaCore activity as compared to twelve months in 2015.

Oil and Gas

Operating and maintenance expenses in our Oil and Gas segment increased $1.3 million, or 6%, from $21.3 million in 2014 to $22.6 million in 2015. This increase is primarily due to a full year of operating expenses related to the fourth quarter 2014 Sanish Field acquisition, partially offset by decreased overhead as a result of the 2014 consulting expenses related to the acquisition. The average production cost per unit decreased $3.88 per unit, or 30%, from $13.08 per unit in 2014 to $9.20 per unit in 2015.

Depreciation, Depletion and Amortization ("DD&A") Expense

DD&A expense increased $20.9 million, or 26%, from $79.9 million in 2014 to $100.8 million in 2015. This increase is primarily related to a full year of DD&A expense on our VantaCore and Sanish Field assets acquired during the fourth quarter of 2014, partially offset by decreased DD&A expense as a result of the reduction in our assets basis due to the 2015 asset impairments described below.

Coal, Hard Mineral Royalty and Other

DD&A expense for our Coal, Hard Mineral Royalty and Other segment decreased $8.1 million, or 15%, from $52.6 million in 2014 to $44.5 million in 2015. This decrease was primarily the result of the reduction in depletion expense on the assets that were impaired during the third and fourth quarters of 2015.

VantaCore

DD&A expense for our VantaCore segment increased $12.3 million from $3.3 million in 2014 to $15.6 million in 2015. This increase was due to the fact that 2014 results only include three months of activity as compared to a full year in 2015.

Oil and Gas

DD&A expense for our Oil and Gas segment increased $16.9 million, or 70%, from $23.9 million in 2014 to $40.8 million in 2015. This increase was primarily due to increased production as a result of a full year of expense on the assets acquired in the fourth quarter 2014 Sanish Field acquisition, partially offset by the impact of the reduction in asset basis on the assets impaired in the third and fourth quarters of 2015.

General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense includes corporate headquarters, financing and centralized treasury and accounting. These costs increased $1.8 million, or 17%, from $10.5 million in 2014 to $12.3 million in 2015. This increase was primarily due to an increase in salaries, bonus and benefits, consulting, rent and legal fees. This increase was partially offset by a decrease in LTIP expense as a result of the decline in unit price year-over-year.

Asset Impairment

Asset impairment expense increased $655.4 million from $26.2 million in 2014 to $681.6 million in 2015. We recorded the following asset impairments during the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
Impaired Assets	2015	2014
Mineral Rights
Coal, hard mineral royalty and other	$300,870	$19,806
Oil and gas	367,576	—
Total Mineral Rights Impairment	$668,446	$19,806

Plant and Equipment
Coal, hard mineral royalty and other	$6,930	$779
VantaCore	692	—
Total Plant and Equipment Impairment	$7,622	$779

Intangible Assets
Coal, hard mineral royalty and other	$—	$5,624

Goodwill
VantaCore	$5,526	$—

Total impairment	$681,594	$26,209

Coal, Hard Mineral Royalty and Other

Asset impairment expense related to our Coal, Hard Mineral and Other segment increased $281.6 million from $26.2 million in 2014 to $307.8 million in 2015. This increase was primarily due to the significant impairment expense taken in the third quarter 2015. Coal property impairments primarily resulted from idled operations in Appalachia combined with the continued deterioration in the coal markets and expectations of further reductions in global and domestic coal demand due to reduced global steel demand, low natural gas prices, and continued regulatory pressure on the electric power generation industry. Hard mineral royalty property impairments primarily resulted from greenfield development projects that have not performed as projected, leading to recent lease concessions on minimums and royalties combined with the continued regional market decline for certain properties. During the fourth quarter of 2015, we recognized an additional $8.2 million impairment expense on our coal properties as a result of continued market declines and $4.7 million impairment expense related to coal processing and transportation assets as well as obsolete equipment at our Logan office. During the second quarter of 2015 we recorded a $2.3 million impairment expense related to a coal preparation plant. With continued weakness in the commodity markets, we will continue to closely monitor our assets for impairment. It is reasonably possible that our estimate of future net cash flows could change in the near term. If conditions in coal markets continue to deteriorate, it is likely that additional non-cash write-downs of properties would occur in the future.

VantaCore

Asset impairment expense related to our VantaCore segment increased from $0.0 million in 2014 to $6.2 million in 2015. The 2015 impairment expense was primarily related to the $5.5 million write off of goodwill as well as a $0.7 million impairment related to obsolete plant and equipment.

Oil and Gas

Asset impairment expense related to our Oil and Gas segment increased from $0.0 million in 2014 to $367.6 million in 2015. The 2015 impairment expense in our Oil and Gas segment primarily resulted from declines in future expected realized commodity prices and reduced expected drilling activity on our acreage.

Given the volatility of oil and natural gas prices, it is reasonably possible that our estimate of future net cash flows from our oil and natural gas reserves could continue to change in the near term. If oil and natural gas prices decline from the prices used in our impairment analysis, it is likely that additional non-cash write-downs of oil and gas properties will occur in the future. If future capital expenditures are greater than expected or if we have significant declines in our oil and natural gas reserve volumes, our estimate of future net cash flows from oil and natural gas reserves would decrease and non-cash write-downs of our oil and natural gas properties may occur in the future. In order to test the sensitivity of the fair value of our oil and gas properties to changes in oil and gas prices, management modeled a 10% change in the forward price curve across the full term of expected future cash flows from our oil and gas properties. This 10% change in oil and gas prices resulted in zero additional non-cash write-downs and an immaterial decline in our oil and natural gas reserve volumes.

Interest Expense

Interest expense increased $13.6 million, or 17%, from $80.2 million in 2014 to $93.8 million in 2015. This increase was primarily the result of additional debt incurred to complete acquisitions in the fourth quarter of 2014.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA decreased $37.6 million, or 11%, from $332.2 million in 2013 to $294.6 million in 2014. This decrease is mainly related to the special distribution of $44.8 million received in 2013 from Ciner Wyoming as well as lower coal related revenues offset by higher earnings from our VantaCore and Oil and Gas business segments. Adjusted EBITDA is a non-GAAP financial measure. See "Item 6. Selected Financial Data—Non-GAAP Financial Measures—Adjusted EBITDA" for an explanation of Adjusted EBITDA and see below for Adjusted EBITDA by business segment and a reconciliation of to net income (loss) (in thousands):

	Operating Segments
For the Year Ended	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Corporate and Financing	Total
December 31, 2014
Net income (loss)	$143,678	$41,416	$32	$14,338	$(90,634)	$108,830
Less: equity earnings from unconsolidated investment	—	(41,416)	—	—	—	(41,416)
Less: gain on reserve swap	(5,690)	—	—	—	—	(5,690)
Add: distributions from unconsolidated investment	—	46,638	—	—	—	46,638
Add: depreciation, depletion and amortization	52,645	—	3,296	23,935	—	79,876
Add: asset impairment	26,209	—	—	—	—	26,209
Add: interest expense	—	—	—	—	80,185	80,185
Adjusted EBITDA	$216,842	$46,638	$3,328	$38,273	$(10,449)	$294,632

December 31, 2013
Net income (loss)	$211,590	$34,186	$—	$5,198	$(78,896)	$172,078
Less: equity earnings from unconsolidated investment	—	(34,186)	—	—	—	(34,186)
Less: gain on reserve swap	(8,149)	—	—	—	—	(8,149)
Add: distributions from unconsolidated investment	—	72,946	—	—	—	72,946
Add: depreciation, depletion and amortization	58,502	—	—	5,875	—	64,377
Add: asset impairment	734	—	—	—	—	734
Add: interest expense	—	—	—	—	64,396	64,396
Adjusted EBITDA	$262,677	$72,946	$—	$11,073	$(14,500)	$332,196

Distributable Cash Flow (Non-GAAP Financial Measure)

Distributable Cash Flow for 2014 decreased by $98.5 million, or 32%, from $306.9 million in 2013 to $208.4 million in 2014. This decrease was due primarily to a $44.8 million special distribution received from Ciner Wyoming in 2013, declines in the coal business, and an additional $21.0 million of interest paid in 2014 that resulted in a $36.3 million decrease in net cash provided by operations relative to 2013 and also a $9.5 million difference in proceeds from the sale of assets. Distributable Cash Flow is a non-GAAP financial measure. See "Item 6. Selected Financial Data—Non-GAAP Financial Measures—Distributable Cash Flow" for an explanation of Distributable Cash Flow and see below for Distributable Cash Flow by business segment and a reconciliation to net cash provided by (used in) operating activities (in thousands):

	Operating Segments
For the Year Ended	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Corporate and Financing	Total
December 31, 2014
Net cash provided by (used in) operating activities	$232,484	$42,516	$2,746	$24,671	$(91,662)	$210,755
Add: return on long-term contract receivables—affiliate	1,904	—	—	—	—	1,904
Add: return of unconsolidated equity investment	—	3,633	—	—	—	3,633
Add: proceeds from sale of PP&E	968	—	38	—	—	1,006
Add: proceeds from sale of mineral rights	412	—	—	—	—	412
Less: maintenance capital expenditures	(316)	—	(900)	(7,154)	—	(8,370)
Less: distributions to non-controlling interest	(487)	—	—	(487)	—	(974)
Distributable Cash Flow	$234,965	$46,149	$1,884	$17,030	$(91,662)	$208,366

December 31, 2013
Net cash provided by (used in) operating activities	$285,524	$24,113	$—	$9,292	$(71,855)	$247,074
Add: return on long-term contract receivables—affiliate	2,558	—	—	—	—	2,558
Add: return of unconsolidated equity investment	—	48,833	—	—	—	48,833
Add: proceeds from sale of PP&E	—	—	—	—	—	—
Add: proceeds from sale of mineral rights	10,929	—	—	—	—	10,929
Less: maintenance capital expenditures	—	—	—	—	—	—
Less: distributions to non-controlling interest	(1,261)	—	—	(1,260)	—	(2,521)
Distributable Cash Flow	$297,750	$72,946	$—	$8,032	$(71,855)	$306,873

Revenues and Other Income

The following table shows our diversified sources of revenues and other income by business segment for the years ended December 31, 2014 and 2013 (in thousands except for percentages):

	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Total
2014
Revenues	256,719	41,416	42,051	59,566	399,752
Percentage of total	64%	10%	11%	15%
2013
Revenues	306,851	34,186	—	17,080	358,117
Percentage of total	86%	9%	—%	5%

Revenues and other income increased $41.7 million, or 12%, from $358.1 million in 2013 to $399.8 million in 2014. This increase was mainly due to the fourth quarter 2014 acquisition of VantaCore and Sanish Field, partially offset by a $50.2 million reduction in Coal, Hard Mineral Royalty and Other segment revenues.

Coal, Hard Mineral Royalty and Other

Revenues and other income related to our Coal, Hard Mineral Royalty and Other segment decreased $50.2 million, or 16%, from $306.9 million in 2013 to $256.7 million in 2014. The table below presents coal royalty production and revenues derived from our major coal producing regions, hard mineral royalty income and the significant categories of other revenues:

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2014	2013
	(In thousands, except percent and per ton data) (Unaudited)
Coal royalty production (tons)
Appalachia
Northern	9,339	11,505	(2,166)	(19)%
Central	20,092	20,801	(709)	(3)%
Southern	3,914	4,151	(237)	(6)%
Total Appalachia	33,345	36,457	(3,112)	(9)%
Illinois Basin	13,177	13,087	90	1%
Northern Powder River Basin	2,844	2,778	66	2%
Gulf Coast	1,093	970	123	13%
Total coal royalty production	50,459	53,292	(2,833)	(5)%
Average coal royalty revenue per ton
Appalachia
Northern	$0.92	$1.27	$(0.35)	(27)%
Central	4.46	5.05	(0.59)	(12)%
Southern	5.18	6.30	(1.12)	(18)%
Total Appalachia	3.55	4.00	(0.44)	(11)%
Illinois Basin	4.10	4.28	(0.18)	(4)%
Northern Powder River Basin	2.74	2.72	0.02	1%
Gulf Coast	3.47	3.39	0.08	2%
Combined average coal royalty revenue per ton	$3.65	$3.99	$(0.34)	(9)%
Coal royalty revenues
Appalachia
Northern	$8,621	$14,643	$(6,022)	(41)%
Central	89,627	105,004	(15,377)	(15)%
Southern	20,292	26,156	(5,864)	(22)%
Total Appalachia	118,540	145,803	(27,263)	(19)%
Illinois Basin	54,049	56,001	(1,952)	(3)%
Northern Powder River Basin	7,804	7,569	235	3%
Gulf Coast	3,793	3,290	503	15%
Total coal royalty revenue	$184,186	$212,663	$(28,477)	(13)%
Other coal related revenues
Override revenue	$4,601	$10,372	$(5,771)	(56)%
Transportation and processing fees	22,048	22,519	(471)	(2)%
Minimums recognized as revenue	6,659	6,528	131	2%
Condemnation related revenues	—	10,370	(10,370)	100%
Coal bonus related revenues	98	—	98	100%
Reserve swap	5,690	8,149	(2,459)	(30)%
Wheelage	3,442	3,593	(151)	(4)%
Total other coal related revenues	$42,538	$61,531	$(18,993)	(31)%
Total coal related revenues and coal related revenues—affiliates	$226,724	$274,194	$(47,470)	(17)%

Hard mineral royalty revenues	$12,073	$13,479	$(1,406)	(10)%

Property taxes	$13,609	$15,416	$(1,807)	(12)%
Other	$4,313	$3,762	$551	15%
Total coal, hard mineral royalty and other revenue	$256,719	$306,851	$(50,132)	(16)%

Total coal production decreased 2.8 million tons, or 5%, from 53.3 million tons in 2013 50.5 million tons in 2014. Total coal royalty revenues decreased $28.5 million, or 13%, from $212.7 million in 2013 to $184.2 million in 2014. During the year ended December 31, 2014 as compared to the same period in 2013, total coal production, total coal royalty revenues and average coal royalty revenue per ton were down in all Appalachia regions. Production in the Illinois Basin remained relatively flat year-over-year; however, total royalty revenues decreased $2.0 million due to a 4% decrease in average royalty revenue per ton. Total coal production, total coal royalty revenues and average royalty revenue per ton remained relatively flat in both the Northern Powder River Basin and the Gulf Coast.

Other coal related revenues decreased $19.0 million, or 31%, from $61.5 million in 2013 to $42.5 million in 2014. The decrease is primarily a result of a $10.4 million condemnation payment received in 2013 in addition to a $5.8 million decrease in override revenues and a $2.5 million decrease in reserve swap gains year-over-year

Hard mineral royalty revenues decreased $1.4 million, or 10%, from $13.5 million in 2013 to $12.1 million in 2014. This decrease is primarily due to one of our lessees moving from property on which we receive royalty revenue to property on which we receive overriding royalty revenue and another lessee temporarily idling its operation in early 2014. This decrease was offset by an increase in override revenues of approximately $2.0 million in our overriding royalty revenues from frac sand properties, the remaining increase is due to override revenues increasing on our Washington aggregates property due to a lessee moving from our owned property to an area subject to an override.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $7.2 million, or 21%, from $34.2 million in 2013 to $41.4 million in 2014. This increase was due to improved earnings at Ciner Wyoming in 2014 over 2013. For the year ended December 31, 2014, we received $46.6 million in cash distributions and for the year ended December 31, 2014 we received $72.9 million in cash, which included a one-time special distribution of $44.8 million.

VantaCore

Tonnage sold by the VanataCore segment was 2.3 million tons for the year ended December 31, 2014. Revenues and other income related to our VantaCore segment was $42.1 million in 2014. We acquired VantaCore in October 2014.

Oil and Gas

Revenues and other income related to our Oil and Gas segment increased $42.5 million from $17.1 million in 2013 to $59.6 million in 2014. This increase is due to a full year of revenues from our non-operated working interests in the Williston Basin that were acquired the second half of 2013. In addition, our 2014 results include revenues attributable to our Sanish Field properties acquired in November 2014.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) increased $52.2 million from $42.0 million in 2013 to $94.2 million in 2014. This increase was primarily the result of expenses related to VantaCore and our Sanish Field operations, which were both acquired in the fourth quarter of 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $15.5 million, or 24%, from $64.4 million in 2013 to $79.9 million in 2014. This increase was due to a full year depletion on the oil and gas assets acquired in the second half of 2013 as well as the depreciation, depletion and amortization expense on the VantaCore and Sanish Field assets acquired during the fourth quarter of 2014.

General and Administrative (including affiliates)

Corporate and financing G&A expenses include corporate headquarters, financing and centralized treasury and accounting. These costs decreased $4.2 million, or 28%, from $14.7 million in 2013 to $10.5 million in 2014. This decrease was primarily related to a decrease in LTIP expense as a result of the decline in our unit price.

Asset Impairment

Asset impairment expense increased $25.5 million from $0.7 million in 2013 to $26.2 million in 2014. This increase is due to the Coal, Hard Mineral Royalty and Other segment's impairment of $19.8 million related to its mineral rights, $5.6 million related to its intangible assets and $0.8 million related to its plant and equipment in 2014. The Coal, Hard Mineral Royalty and Other segment recorded a $0.7 million impairment related to its mineral rights in 2013.

Interest Expense

Interest expense increased $15.8 million, or 25%, from $64.4 million in 2013 to $80.2 million in 2014. Interest expense increased due to additional debt incurred in 2014 and 2013 to fund acquisitions as well as a refinancing of our credit facility and payment on our term loan with 9.125% high yield notes.

Liquidity and Capital Resources

Overview

As of December 31, 2015, we had $64.8 million of liquidity that consisted of $51.8 million in cash and $13.0 million in combined borrowing capacity under our revolving credit facilities. During the year ended December 31, 2015, we reduced our debt by a net amount of $91.0 million. Opco's $300.0 million revolving credit facility matures in October 2017, and as of December 31, 2015, we had $290.0 million outstanding thereunder. We borrowed $75.0 million under Opco's revolving credit facility in September 2015 in order to repay Opco's term loan in full. In October, 2015, the borrowing base under the NRP Oil and Gas revolving credit facility was redetermined to $88.0 million, and we repaid $15.0 million under that facility, reducing our outstanding borrowings under that facility to $85.0 million. As of the date of this report, the combined borrowing capacity under our revolving credit facilities is $13.0 million.

In February 2016, we sold the aggregates reserves and related royalty rights at three aggregates operations located in Texas, Georgia and Tennessee, which comprised approximately 27%, or 139 million tons, of our hard mineral reserves as of December 31, 2015 for $10.0 million in cash. The effective date of the sale was February 1, 2016. In February 2016, we sold royalty and overriding royalty interests in several producing properties located in the Appalachian Basin, including our overriding royalty interests in the Marcellus Shale, for $37.5 million in cash. The sale included royalty and overriding royalty interests in approximately 765 gross producing wells as of December 31, 2015 and approximately 10% of our estimated proved reserves, or 1,094 MBoe, as of December 31, 2015, or 1,094 MBoe. The effective date of the sale was January 1, 2016. We intend to use the net proceeds from these asset sales to repay debt. While we believe we have sufficient liquidity to meet our current financial needs, we have significant debt service requirements, including $80.8 million in principal payments on Opco's senior notes each year through 2018, and our operating results continue to be impacted by the adverse conditions in the commodity markets. In April 2015, we announced a long-term plan to strengthen our balance sheet, reduce debt and enhance liquidity in order to reposition the partnership for future growth. As part of that plan, we reduced our cash distributions during 2015 by over 87%. The cash savings resulting from the distribution reductions are being used primarily to repay debt. We have also taken steps to reduce general and administrative and other overhead costs in connection with these efforts. However, we have determined that the cash savings from the distribution cuts and our cost reduction efforts will not be sufficient to meet our delevraging objectives and have determined to sell certain assets to help meet these objectives. While we have closed two asset sale transactions, if we are unable to complete additional asset sales and conditions in the commodity markets continue to deteriorate, our liquidity and our ability to comply with the financial and other restrictive covenants contained in our debt agreements will be adversely affected. For a more complete discussion of factors that will affect our liquidity, see "Item 1A. Risk Factors—Risks Related to Our Business."

Opco’s revolving credit facility matures in October 2017 and NRP’s 9.125% Senior Notes mature in October 2018. We believe we need to significantly improve our leverage ratios prior to the maturity thereof in order to be able to refinance or restructure such debt. We remain committed to our strategic plan announced in April 2015 to improve our balance sheet and reduce leverage, and intend to take all necessary steps to execute on that plan, including through asset sales and other means. Through February 2016, we completed asset sales for $47.5 million in gross proceeds. However, we believe the deterioration in the commodity markets will continue to have a negative impact on our results of operations, which in turn may prevent us from achieving our leverage ratio goals. Traditionally, we have accessed the debt and equity capital markets on a regular basis and have relied on bank credit facilities to finance our business activities. However, due to the current commodity price environment and the state of the coal markets in particular, we believe we do not currently have the ability to access either the debt or equity capital markets. In addition, the volatility in the energy industry combined with recent bankruptcies and additional perceived credit risks of companies with coal and/or oil and gas exposure has resulted in traditional bank lenders seeking to reduce or eliminate their lending exposure to these companies. Accordingly, we will be required over the near term to run our business and service our debt through cash from operations or asset sales. In addition, we may be required to seek financing from non-traditional sources at unfavorable pricing or with unfavorable terms to run our business or to refinance or restructure our 2017 and 2018 debt maturities.

Generally, we satisfy our working capital requirements with cash generated from operations. Our current liabilities exceeded our current assets by approximately $15.5 million as of December 31, 2015, primarily due to $80.8 million in principal payments on Opco's senior notes due over the next year. Excluding these principal payments, our current assets exceeded our current liabilities by approximately $65.5 million as of December 31, 2015.

Capital Expenditures

Our capital expenditures, other than for acquisitions, have historically been minimal. However, as a result of our Sanish Field oil and gas and VantaCore aggregates acquisitions in the fourth quarter of 2014, our operating capital expenditures have been higher in 2015. In response to the significant decline in oil price, we expect our oil and gas capital expenditures to decline significantly in 2016 as compared to 2015. A portion of the capital expenditures associated with both our oil and gas working interest business and VantaCore are maintenance capital expenditures, which are capital expenditures made to maintain the long-term production capacity of those businesses. We deduct maintenance capital expenditures when calculating distributable cash flow. Total capital expenditures for NRP Oil and Gas for the year ended December 31, 2015 were $30.5 million. We continue to monitor the development programs of the operators of these properties and manage the capital expenditures associated with those properties by only participating in wells that are expected to provide acceptable economic returns. VantaCore’s capital expenditures for the year ended December 31, 2015 were $14.0 million.

Cash Flows

Net cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 was $203.4 million, $210.8 million and $247.1 million, respectively. The majority of our cash provided by operations is generated from coal royalty revenues, our equity interest in Ciner Wyoming as well as VantaCore and oil and gas revenues.

Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was $30.3 million, $520.5 million and $302.8 million, respectively. During 2015 our investing activities primarily consisted of well participation costs within our Oil and Gas segment and plant and equipment acquisitions within our VantaCore segment. These 2015 investing cash outflows were partially offset by various asset sales including an aggregate preparation plant, cell phone tower lease contracts and condemnation payments within our Coal, Hard Mineral Royalty and Other segment as well as sales of mineral rights within our Oil and Gas segment. Our 2014 investing activities consisted of our Sanish Field and VantaCore acquisitions, the $5.0 million Illinois Basin coal acquisition completed in June 2014, as well as additional capital expenditures related to the participation in new wells in connection with our Williston Basin non-operated oil and gas working interest properties. Our 2013 investing activities consisted of the acquisitions of the interest in Ciner Wyoming and two acquisitions of non-operated working interests in oil and gas properties located in the Williston Basin.

Net cash flows used in financing activities for the year ended December 31, 2015 was $171.5 million and net cash flows provided by financing activities for the year ended December 31, 2014 was $267.3 million. Net cash flows used in financing activities for the year ended December 31, 2013 was $1.2 million. During 2015, 2014 and 2013 we had proceeds from loans of $100.0 million, $637.4 million and $567.0 million, respectively. During 2015, 2014 and 2013, these proceeds were offset by repayment of debt of $191.0 million, $328.0 million and $386.2 million, respectively. Also during 2015, 2014 and 2013 we paid cash distributions to our unitholders of $71.8 million, $162.0 million and $246.5 million, respectively. During 2014, we had net proceeds from an issuance of common units of $122.8 million, together with a capital contribution from our general partner of $3.2 million. During 2013, we had net proceeds from an issuance of common units of $74.7 million, together with a capital contribution from our general partner of $1.5 million.

Capital Resources and Obligations

Indebtedness

As of December 31, 2015 and 2014, we had the following indebtedness (in thousands):

	December 31, 2015	December 31, 2014
Current portion of long-term debt, net	$80,983	$80,983
Long-term debt and debt—affiliate, net	1,304,013	1,394,240
Total debt and debt—affiliate, net	$1,384,996	$1,475,223

We were and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. Adjusted EBITDA as defined in "Item 6. Selected Financial Data—Non-GAAP Financial Measures—Adjusted EBITDA" differs from the EBITDDA definitions contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see "Item 8. Financial Statements and Supplementary Data—Note 10. Debt and Debt—Affiliate" in this Annual Report on Form 10-K.

Long-Term Contractual Obligations

The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2015 (in millions):

	Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
NRP:
Long-term debt principal payments (including current maturities) (1)	$425.0	$—	$—	$425.0	$—	$—	$—
Long-term debt interest payments (1)	116.4	38.8	38.8	38.8	—	—	—
NRP Oil and Gas:
Long-term debt principal payments (2)	85.0	—	—	—	85.0	—	—
Opco:
Long-term debt principal payments (including current maturities) (3)	877.1	81.0	371.0	81.0	76.4	54.9	212.8
Long-term debt interest payments (4)	148.5	33.3	28.2	23.2	18.2	14.2	31.4
Rental leases (5)	2.0	0.7	0.7	0.6	—	—	—
Total	$1,654.0	$153.8	$438.7	$568.6	$179.6	$69.1	$244.2

(1)	The amounts indicated in the table include principal and interest due on NRP’s 9.125% senior notes.

(2)	Does not consider the impact of any repayments required as a result of reductions in the borrowing base of the facility.

(3)	The amounts indicated in the table include principal due on Opco’s senior notes, credit facility and utility local improvement obligation.

(4)	The amounts indicated in the table include interest due on Opco’s senior notes and utility local improvement obligation.

(5)
On January 1, 2009, Opco entered into a ten-year lease agreement for the rental of office space from Western Pocahontas Properties Limited Partnership for $0.6 million per year. In addition, BRP LLC ("BRP") leases office space for approximately $0.1 million per year through 2017. These rental obligations are included in the table above.

Anadarko Contingent Consideration Payment Claim

The purchase agreement for the acquisition of our interest in Ciner Wyoming, formerly OCI Wyoming, requires us to pay additional contingent consideration to Anadarko to the extent certain performance criteria described in the purchase agreement are met at Ciner Wyoming in any of the years 2013, 2014 or 2015. We paid $0.5 million and $3.8 million of consideration in the first quarter of 2014 and 2015, respectively, in satisfaction of our obligations under this agreement with respect to 2013 and 2014. As of December 31, 2015, we estimate, and have recorded $7.2 million as the amount that will be payable in the first quarter of 2016 with respect to 2015. We have no obligation to pay contingent consideration with respect to any period after 2015.
In March 2014, Anadarko gave us written notice that it believed certain reorganization transactions conducted in 2013 within the OCI organization triggered an acceleration of our obligation to pay the additional contingent consideration in full and demanded immediate payment of such amount. We disagreed with Anadarko’s position in a written response provided to Anadarko in April 2014. In April 2015, Anadarko sent a written request for additional information regarding the OCI reorganization and indicated that they are still considering this claim against us. We do not believe the reorganization transactions triggered an obligation to pay the additional contingent consideration. We responded in writing in May 2015, and we will continue to engage in discussions with Anadarko to resolve the issue if necessary. However, if Anadarko were to pursue and prevail on such a claim, we would be required to pay an amount to Anadarko in excess of the amounts already paid, together with the $7.2 million accrual described above, up to the maximum amount of the additional contingent consideration, minus a deductible. Under the purchase agreement, the maximum cumulative amount of additional contingent consideration is an amount equal to the net present value of $50.0 million. Any additional amount paid by us would be considered to be additional acquisition consideration and added to Equity and other unconsolidated investments and would reduce our liquidity.

Shelf Registration Statement

In September 2015, we filed a registration statement on Form S-3 with the SEC that is available for registered offerings of common units.

Unrestricted Subsidiary Information

In February 2016, NRP designated NRP Oil and Gas as an Unrestricted Subsidiary for purposes of the Indenture. In addition, BRP LLC and its wholly owned subsidiary, Coval Leasing Company, LLC, are also Unrestricted Subsidiaries for purposes of the Indenture. For more information regarding the financial condition and results of operations of NRP and its Restricted Subsidiaries for purposes of the Indenture separate from NRP’s Unrestricted Subsidiaries for purposes of the Indenture, see "Note 17. Supplementary Unrestricted Subsidiary Information" under the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2015, 2014 and 2013.

Environmental Regulation

For additional information on environmental regulation that may have a material impact on our business, see "—Executive Overview—Political, Legal and Regulatory Environment Affecting Our Coal Business" and "Item 1. Business—Regulation and Environmental Matters."

Related Party Transactions

The information required by this Item is included under "Item 8. Financial Statements and Supplementary Data—Note 12. Related Party Transactions" and "Item 13. Certain Relationships and Related Transactions, and Director Independence" in this Annual Report on Form 10-K and is incorporated by reference herein.

Summary of Critical Accounting Estimates

Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the accompanying Consolidated Balance Sheets and the reported amounts of revenues and expenses in the accompanying Consolidated Statements of Comprehensive Income during the reporting period. See "Note 2. Summary of Significant Accounting Policies" to the audited consolidated financial statements under Item 8 of this Form 10-K for discussion of the Partnership's significant accounting policies. The following critical accounting policies are affected by estimates and assumptions used in the preparation of Consolidated Financial Statements.

Revenues

Coal, Hard Mineral Royalty and Other Revenues.     Coal and hard mineral royalty revenues are recognized on the basis of tons of mineral sold by our lessees and the corresponding revenue from those sales. Generally, the lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they sell. Processing fees are recognized on the basis of tons of material processed through the facilities by our lessees and the corresponding revenue from those sales. Generally, the lessees of the processing facilities make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of material that is processed and sold from the facilities. The processing leases are structured in a manner so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Other revenues include transportation and processing fees. Transportation fees are recognized on the basis of tons of material transported over the beltlines. Under the terms of the transportation contracts, we receive a fixed price per ton for all material transported on the beltlines.

Soda Ash Revenues. We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. We account for our investment in Ciner Wyoming using this method.

Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and distributions. The basis difference between the investment and the proportional share of the fair value of the underlying net assets of equity method investees is hypothetically allocated first to identified tangible assets and liabilities, then to finite-lived intangibles or indefinite-lived intangibles and the remaining balance is attributed to goodwill. The portion of the basis difference attributed to net tangible assets and finite-lived intangibles is amortized over its estimated useful life while indefinite-lived intangibles, if any, and goodwill are not amortized. The amortization of the basis difference is recorded as a reduction of earnings from the equity investment in the Consolidated Statements of Comprehensive Income.

Our carrying value in an equity method investee company is reflected in the caption "Equity and other unconsolidated investments" in our Consolidated Balance Sheets. Our adjusted share of the earnings or losses of the investee company is reflected in the Consolidated Statements of Comprehensive Income as revenues and other income under the caption ‘‘Equity and other unconsolidated investment income." These earnings are generated from natural resources, which are considered part of our core business activities consistent with its directly owned revenue generating activities. Investee earnings are adjusted to reflect the amortization of any difference between the cost basis of the equity investment and the proportionate share of the investee’s book value, which has been allocated to the fair value of net identified tangible and finite-lived intangible assets and amortized over the estimated lives of those assets.

VantaCore Revenues.     Revenues from the sale of aggregates, gravel, sand and asphalt are recorded based upon the transfer of product at delivery to customers, which generally occurs at the quarries or asphalt plants. Revenues from long-term construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. That method is used since we consider total cost to be the best available measure of progress on the contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, which result in revisions to job costs and profits are recognized in the period in which the revisions are determined. Contract costs include all direct job costs and those indirect costs related to contract performance, such as indirect labor, supplies, insurance, equipment maintenance and depreciation. General and administrative costs are charged to expense as incurred.

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

Asset Impairment

We have developed procedures to periodically evaluate our long-lived assets for possible impairment. These procedures are performed throughout the year and are based on historic, current and future performance and are designed to be early warning tests. If an asset fails one of the early warning tests, additional evaluation is performed for that asset that considers both quantitative and qualitative information. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the assets’ carrying value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flow compared to the assets’ carrying value. We believe our estimates of cash flows and discount rates are consistent with those of principal market participants. In addition to the evaluations discussed above, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period may require a separate impairment evaluation be completed on a significant property. As a result of the continued weakness in the coal markets and the potential for further declines in oil and natural gas prices, we intend to closely monitor our coal and oil and gas assets, and the impairment evaluation process may be completed more frequently if deemed necessary. Future impairment analyses could result in downward adjustments to the carrying value of our assets. During 2015, we recorded impairment expense of $676.1 million on certain of our mineral rights within our Coal, Hard Mineral Royalty and Other and Oil and Gas segments as well as plant and equipment within our Coal, Hard Mineral Royalty and Other and VantaCore segments. For further discussion relating to our 2015 impairments see "Item 8. Financial Statements and Supplementary Data—Note 8. Minerals Rights" and "Item 8. Financial Statements and Supplementary Data—Note 7. Plant and Equipment" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

In accordance with FASB accounting and disclosure guidance for goodwill, we test our recorded goodwill for impairment annually or more often if indicators of potential impairment exist, by determining if the carrying value of a reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance relative to historical or projected future operating results or significant changes in our overall business, industry, or economic trends. We recorded a $5.5 million impairment loss related to the VantaCore reporting unit for the year ended December 31, 2015.

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

Proved Oil and Gas Reserves

The Partnership utilizes Netherland Sewell, an independent reserve engineering firm, to estimate its proved oil and gas reserves according to the definition of proved reserves provided by the Securities and Exchange Commission and the Financial Accounting Standards Board (FASB). This definition includes oil, natural gas, and NGLs that geological and engineering data demonstrate with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods, government regulations, etc. (at prices and costs as of the date the estimates are made). Prices are calculated using the unweighted average of the first-day-of-the-month pricing and then adjusted for transportation and other costs. We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of data furnished to Netherland Sewell in their reserves estimation process.

The Partnership’s estimates of proved reserves are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually by Netherland Sewell and our internal staff of petroleum engineers and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions, and governmental restrictions, as well as changes in the expected recovery associated with infill drilling. Decreases in prices, for example, may cause a reduction in some proved reserves due to reaching economic limits at an earlier projected date. The quantities of estimated proved oil and gas reserves are a significant component of DD&A. A material adverse change in the estimated volumes of proved reserves could have a negative impact on DD&A and could result in property impairments.

Recent Accounting Standards

For a discussion of recent accounting pronouncements, see the applicable section of "Item 8. Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies" to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under our revolving credit facility and term loan, which are subject to variable interest rates based upon LIBOR. At December 31, 2015, we had $375.0 million outstanding in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $3.8 million, assuming the same principal amount remained outstanding during the year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Natural Resource Partners L.P.

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ciner Wyoming LLC (Ciner Wyoming), a Limited Liability Company in which Natural Resource Partners L.P. owns a 49% interest. In the consolidated financial statements Natural Resource Partners L.P.’s investment in Ciner Wyoming is stated at $262 million and $264 million as of December 31, 2015 and 2014, respectively, and Natural Resource Partners L.P.'s equity in the net income of Ciner Wyoming is stated at $50 million, $41 million and $34 million for the three years in the period ended December 31, 2015, respectively. Those statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to the amounts included for Natural Resource Partners L.P., is based on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natural Resource Partners L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The condensed consolidating balance sheets and statements of comprehensive income (loss) appearing in Note 17 of the consolidated financial statements have been subjected to audit procedures performed in conjunction with the audit of Natural Resource Partners L.P.’s consolidated financial statements. Such information is the responsibility of the Partnership’s management. Our audit procedures included determining whether the information reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information. In our opinion, the information is fairly stated, in all material respects, in relation to the financial statements as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2016, expressed an unqualified opinion thereon.

  /s/    Ernst & Young LLP

Houston, Texas
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members of
Ciner Wyoming LLC
Atlanta, Georgia

We have audited the accompanying balance sheets of Ciner Wyoming LLC (the "Company") as of December 31, 2015 and 2014 and the related statements of operations and comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 11, 2016

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$51,773	$50,076
Accounts receivable, net	50,167	66,455
Accounts receivable—affiliates	6,864	9,494
Inventory	7,835	5,814
Prepaid expenses and other	4,490	4,279
Total current assets	121,129	136,118
Land	25,022	25,243
Plant and equipment, net	61,239	60,093
Mineral rights, net	1,094,027	1,781,852
Intangible assets, net	56,927	60,733
Equity in unconsolidated investment	261,942	264,020
Long-term contracts receivable—affiliate	47,359	50,008
Goodwill	—	52,012
Other assets	15,306	14,645
Other assets—affiliate	1,124	—
Total assets	$1,684,075	$2,444,724
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$8,465	$22,465
Accounts payable—affiliates	1,464	950
Accrued liabilities	45,735	43,533
Current portion of long-term debt, net	80,983	80,983
Total current liabilities	136,647	147,931
Deferred revenue	80,812	73,207
Deferred revenue—affiliates	82,853	87,053
Long-term debt, net	1,284,083	1,374,336
Long-term debt, net—affiliate	19,930	19,904
Other non-current liabilities	6,808	22,138
Commitments and contingencies (see Note 14)
Partners’ capital:
Common unitholders’ interest (12.2 million units outstanding)	79,094	709,019
General partner’s interest	(606)	12,245
Accumulated other comprehensive loss	(2,152)	(459)
Total partners’ capital	76,336	720,805
Non-controlling interest	(3,394)	(650)
Total capital	72,942	720,155
Total liabilities and capital	$1,684,075	$2,444,724

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues and other income:
Coal, hard mineral royalty and other	$156,638	$172,160	$213,825
Coal, hard mineral royalty and other—affiliates	89,715	84,559	93,026
VantaCore	139,013	42,051	—
Oil and gas	53,565	59,566	17,080
Equity in earnings of Ciner Wyoming	49,918	41,416	34,186
Total revenues and other income	488,849	399,752	358,117

Operating expenses:
Operating and maintenance expenses	155,959	83,433	33,211
Operating and maintenance expenses—affiliates, net	16,031	10,770	8,821
Depreciation, depletion and amortization	100,828	79,876	64,377
General and administrative	7,036	7,287	11,452
General and administrative—affiliates	5,312	3,258	3,286
Asset impairments	681,594	26,209	734
Total operating expenses	966,760	210,833	121,881

Income (loss) from operations	(477,911)	188,919	236,236

Other income (expense)
Interest expense	(93,827)	(80,185)	(64,396)
Interest income	18	96	238
Other expense, net	(93,809)	(80,089)	(64,158)

Net income (loss)	$(571,720)	$108,830	$172,078

Net income (loss) attributable to partners:
Limited partners	(559,492)	106,653	168,636
General partner	(12,228)	2,177	3,442

Basic and diluted net income (loss) per common unit	$(45.75)	$9.42	$15.39

Weighted average number of common units outstanding	12,230	11,326	10,958

Net income (loss)	$(571,720)	$108,830	$172,078
Add: comprehensive income (loss) from unconsolidated investment and other	(1,693)	(81)	65
Comprehensive income (loss)	$(573,413)	$108,749	$172,143

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Common Unitholders		General Partner	Accumulated Other Comprehensive Income (Loss)	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

	Units	Amounts
Balance at December 31, 2012	10,603	$605,019	$10,026	$(443)	$614,602	$2,845	$617,447
Issuance of common units	378	75,000	—	—	75,000	—	75,000
Capital contribution	—	—	1,531	—	1,531	—	1,531
Cost associated with equity transactions	—	(293)	—	—	(293)	—	(293)
Distributions to unitholders	—	(241,588)	(4,930)	—	(246,518)	—	(246,518)
Distributions to non-controlling interests	—	—	—	—	—	(2,521)	(2,521)
Net income	—	168,636	3,442	—	172,078	—	172,078
Comprehensive income from unconsolidated investment and other	—	—	—	65	65	—	65
Balance at December 31, 2013	10,981	$606,774	$10,069	$(378)	$616,465	$324	$616,789

Issuance of common units	1,006	127,202	—	—	127,202	—	127,202
Issuance of common units for acquisitions	243	31,604	—	—	31,604	—	31,604
Capital contribution	—	—	3,240	—	3,240	—	3,240
Cost associated with equity transactions	—	(4,413)	—	—	(4,413)	—	(4,413)
Distributions to unitholders	—	(158,801)	(3,241)	—	(162,042)	—	(162,042)
Distributions to non-controlling interests	—	—	—	—	—	(974)	(974)
Net income	—	106,653	2,177	—	108,830	—	108,830
Comprehensive loss from unconsolidated investment and other	—	—	—	(81)	(81)	—	(81)
Balance at December 31, 2014	12,230	$709,019	$12,245	$(459)	$720,805	$(650)	$720,155

Cost associated with equity transactions	—	(109)	—	—	(109)	—	(109)
Distributions to unitholders	—	(70,324)	(1,434)	—	(71,758)	—	(71,758)
Distributions to non-controlling interests	—	—	—	—	—	(2,744)	(2,744)
Net loss	—	(559,492)	(12,228)	—	(571,720)	—	(571,720)
Non-cash contributions	—	—	811	—	811	—	811
Comprehensive loss from unconsolidated investment and other	—	—	—	(1,693)	(1,693)	—	(1,693)
Balance at December 31, 2015	12,230	$79,094	$(606)	$(2,152)	$76,336	$(3,394)	$72,942

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(571,720)	$108,830	$172,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset impairment	681,594	26,209	734
Depreciation, depletion and amortization	100,828	79,876	64,377
Distributions from equity earnings from unconsolidated investments	46,795	43,005	24,113
Equity earnings from unconsolidated investment	(49,918)	(41,416)	(34,186)
Gain on reserve swap	(9,290)	(5,690)	(8,149)
Other, net	(1,295)	1,942	(8,721)
Other, net—affiliates	(287)	—	—
Change in operating assets and liabilities:
Accounts receivable	16,486	(8,685)	2,593
Accounts receivable—affiliates	2,630	(1,828)	2,947
Accounts payable	(3,775)	(2,408)	1,633
Accounts payable—affiliates	514	559	(566)
Accrued liabilities	(4,676)	(1,821)	7,927
Deferred revenue	7,605	2,056	4,164
Deferred revenue—affiliates	(4,200)	15,618	15,076
Accrued incentive plan expenses	(7,023)	(5,265)	2,284
Other items, net	(1,030)	(47)	(516)
Other items, net—affiliates	186	(180)	1,286
Net cash provided by operating activities	203,424	210,755	247,074
Cash flows from investing activities:
Acquisition of mineral rights	(40,679)	(356,026)	(72,000)
Acquisition of plant and equipment and other	(10,175)	(2,454)	—
Proceeds from sale of plant and equipment and other	11,024	1,006	—
Proceeds from sale of mineral rights	7,096	412	10,929
Acquisition of equity interests	—	—	(293,085)
Acquisition of aggregates business	—	(168,978)	—
Return of equity and other unconsolidated investments	—	3,633	48,833
Return of long-term contract receivables—affiliate	2,463	1,904	2,558
Net cash used in investing activities	(30,271)	(520,503)	(302,765)
Cash flows from financing activities:
Proceeds from loans	100,000	617,471	567,020
Proceeds from loans—affiliate	—	19,904	—
Proceeds from issuance of common units	—	127,202	75,000
Capital contribution by general partner	—	3,240	1,531
Repayments of loans	(190,983)	(327,983)	(386,230)
Distributions to partners	(71,758)	(162,042)	(246,518)
Distributions to non-controlling interest	(2,744)	(974)	(2,521)
Debt issue costs and other	(5,971)	(9,507)	(9,502)
Net cash provided by (used in) financing activities	(171,456)	267,311	(1,220)
Net increase (decrease) in cash and cash equivalents	1,697	(42,437)	(56,911)
Cash and cash equivalents at beginning of period	50,076	92,513	149,424
Cash and cash equivalents at end of period	$51,773	$50,076	$92,513
Supplemental cash flow information:
Cash paid during the period for interest	$88,493	$76,155	$55,191
Non-cash investing activities:
Plant, equipment and mineral rights funded with accounts payable or accrued liabilities	$5,949	$11,879	$3,019
Units issued for acquisition of aggregate operations	—	31,604	—
Non-cash contingent consideration on equity investments	—	—	15,000

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Natural Resource Partners L.P. (the "Partnership"), a Delaware limited partnership, was formed in April 2002. The general partner of the Partnership is NRP (GP) LP ("NRP GP"), a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company. The Partnership engages principally in the business of owning, operating, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, trona and soda ash, oil and gas, construction aggregates, frac sand and other natural resources. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.

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

The Partnership owns or leases aggregates and industrial minerals located in a number of states across the country. The Partnership derives a small percentage of its aggregates and industrial mineral revenues by leasing its owned reserves to third party operators who mine and sell the reserves in exchange for royalty payments. However, the majority of the Partnership’s aggregates revenues come through its ownership of VantaCore Partners LLC ("VantaCore"), which was acquired in October 2014. VantaCore specializes in the construction materials industry and operates four hard rock quarries, six sand and gravel plants, two asphalt plants and two marine terminals. VantaCore’s current operations are located in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

The Partnership owns a 49% non-controlling equity interest in Ciner Wyoming LLC ("Ciner Wyoming"), a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. Ciner Resources LP, the Partnership’s operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries. The Partnership receives regular quarterly distributions from this business, and records income in accordance with the equity method of accounting.

The Partnership also owns various interests in oil and gas properties that are located in the Williston Basin, the Appalachian Basin, Louisiana and Oklahoma. The Partnership’s interests in the Appalachian Basin, Louisiana and Oklahoma are minerals and royalty interests, while in the Williston Basin the Partnership owns non-operated working interests.

The Partnership’s operations are conducted through, and its operating assets are owned by, its subsidiaries. The Partnership owns its subsidiaries through two wholly owned operating companies: NRP (Operating) LLC ("NRP Opco") and NRP Oil and Gas LLC ("NRP Oil and Gas"). NRP Oil and Gas holds the Partnership's non operated oil and gas working interests in the Williston Basin. All other operations of the Partnership, including other oil and gas assets, are held by NRP Opco. NRP GP has sole responsibility for conducting the Partnership's business and for managing its operations. Because NRP GP is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on its behalf. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Mr. Robertson is entitled to nominate all ten of the directors to the board of directors of GP Natural Resource Partners LLC. Mr. Robertson has delegated the right to nominate two of the directors, one of whom must be independent, to Adena Minerals, LLC, an affiliate of Christopher Cline.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Natural Resource Partners L.P. and its wholly owned subsidiaries, as well as BRP LLC ("BRP"), a joint venture with International Paper Company controlled by the Partnership. The Partnership has an equity investment through which it is able to

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities which is accounted for using the equity method. Intercompany transactions and balances have been eliminated.

Management’s Forecast, Strategic Plan and Going Concern Analysis

While NRP has a diversified portfolio of assets and a history and continued forecast of profitable operations with positive operating cash flows, its operating results and credit metrics continue to be impacted by demand challenges for coal and excess worldwide supply of oil and gas. In particular, as described in Note 10. Debt and Debt—Affiliate, NRP Oil and Gas and NRP Opco have debt agreements that contain customary financial covenants, including maintenance covenants, and other covenants. In addition, NRP has issued $425 million of 9.125% Senior Notes that are governed by an indenture ("the Indenture") containing customary incurrence-based financial covenants and other covenants, but not maintenance covenants. The following discussion presents management’s going concern analysis in light of management’s outlook and strategic plan to address its debt covenant compliance and maturities.

Opco and NRP

As of December 31, 2015, Opco had $290.0 million of indebtedness outstanding under its revolving credit facility due October 2017 (the "Opco Credit Facility") and $585.9 million outstanding under several series of Private Placement Notes (the "Opco Private Placement Notes") (collectively referred to as the "Opco Debt agreements"). The maximum leverage ratio under the Opco Debt agreements is required to be below 4.0x through March 31, 2016. Commencing with respect to the period ended June 30, 2016, the maximum leverage ratio reduces to 3.75x and reduces again to 3.5x commencing with respect to the period ended June 30, 2017. In addition, the Opco Debt agreements contain certain additional customary negative covenants that, among other items, restrict Opco’s ability to incur additional debt, grant liens on its assets, make investments, sell assets and engage in business combinations.

As of December 31, 2015, Opco was in compliance with and we forecast that Opco will continue to remain in compliance through December 31, 2016 with the covenants contained in its debt agreements. In addition, we believe Opco has sufficient liquidity to make all regularly scheduled principal and interest payments through December 31, 2016. We are currently pursuing or considering a number of actions including (i) dispositions of assets, (ii) actively managing our debt capital structure through a number of potential alternatives, including exchange offers and non-traditional debt financing, (iii) minimizing our capital expenditures, (iv) obtaining waivers or amendments from our lenders, (v) effectively managing our working capital and (vi) improving our cash flows from operations. While we forecast that we will be in compliance with all of the covenants under the Opco Debt agreements through December 31, 2016, our forecast is sensitive to commodity pricing and counterparty risk. Accordingly, management intends to pursue one or more of the alternatives discussed above in order to mitigate the effects of further commodity price and market deterioration which could otherwise cause us to breach financial covenants under the Opco Debt agreements. Breaches of the Opco Debt agreement covenants that are not waived or cured, to the extent possible, would result in an event of default under the Opco Debt agreements, and if such debt is accelerated by the lenders thereunder, such acceleration would also result in a cross-default under the Indenture.

NRP Oil and Gas

NRP Oil and Gas had $85.0 million outstanding under its senior secured, reserve-based revolving credit facility (the "RBL Facility") as of December 31, 2015. The facility is secured by a first priority lien on substantially all of NRP Oil and Gas’s assets and is not guaranteed by NRP or any other subsidiary of NRP. Due to the significant and sustained decline in oil prices since the end of 2014, management forecasts that NRP Oil and Gas may not be able to remain in compliance with the 3.5x leverage ratio as required in the RBL Facility during the next 12 months. In addition, management expects that, due to current oil and gas prices, the next borrowing base redetermination under the RBL Facility that is scheduled to occur in May 2016 may result in a reduction of the borrowing base by an amount that would exceed NRP Oil and Gas’s ability to repay principal within the required time-frame following such redetermination. In addition, the RBL Facility requires the entity to provide annual financial statements that include a report from its independent registered public accounting firm with an opinion that does not contain "a "going concern" or like qualification or exception." Any of these events would qualify as an event of default and would provide the RBL Facility lenders with the ability to accelerate the debt outstanding under the RBL Facility to the extent not waived or cured. While we are attempting to take appropriate mitigating actions, there is no assurance that any particular actions with respect to amending, refinancing, extending the maturity or curing potential defaults in the RBL Facility will be sufficient, and we may be required to sell some or all of the assets of NRP Oil and Gas, raise new equity capital at NRP Oil and Gas or pursue restructuring alternatives. As a result, we believe there is substantial doubt about the ability of NRP Oil and Gas to continue as a going concern through

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

December 31, 2016. As we were in compliance with all covenants contained in the RBL Facility throughout 2015 and at December 31, 2015, we have classified this debt as non-current in accordance with its terms.

An event of default under the RBL facility and subsequent acceleration of that debt by the lenders thereunder would not result in a cross-default under the Indenture. NRP Oil and Gas is designated as an "Unrestricted Subsidiary" for purposes of the Indenture, which prevents an event of default under the RBL Facility and subsequent acceleration of that debt from triggering an event of default under the Indenture. In addition, there are no cross-defaults under the Opco Debt agreements as a result of a default under the RBL Facility. As a result, there would be no default or acceleration of indebtedness under the Indenture or under the Opco Debt agreements in the event NRP Oil and Gas is in default under its RBL Facility.

Recasting of Certain Prior Period Information

Due to the acquisitions that diversified our natural resource asset base, effective for the quarter ended December 31, 2015, management revised the Partnership's operating segments to align with its management structure and organizational responsibilities and revised the information that its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance. As a result, effective for the quarter ended December 31, 2015, we report our financial performance based on new segments as described in "Note 3. Segment Information". We recast certain prior period amounts to conform to the way we internally manage and monitor segment performance. This change had no impact on the Partnership's consolidated financial position, net income (loss) or cash flows. In addition, certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Prior year general and administrative charges that were allocated to the operating segments have been reclassified to Operating and maintenance expenses and Operating and maintenance expenses—affiliates on the Consolidated Statements of Comprehensive Income. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Reverse Unit Split

On January 26, 2016, the board of directors of our general partner approved a 1-for-10 reverse split on our common units, effective following market close on February 17, 2016. Pursuant to the authorization provided, the Partnership completed the 1-for-10 reverse unit split and its common units began trading on a reverse unit split-adjusted basis on the New York Stock Exchange on February 18, 2016. As a result of the reverse unit split, every 10 outstanding common units were combined into one common unit. The reverse unit split reduced the number of common units outstanding from 122.3 million units to approximately 12.2 million units. All units and per unit data included in these consolidated financial statements have been retroactively restated to reflect the reverse unit split.

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

Out-of-Period Adjustment

In March 2015, the Partnership recorded an out-of-period adjustment to correct an error in depletion expense related to its oil and gas royalty interests owned by BRP, in which the Partnership owns a 51% interest. Depletion expense for the year ended December 31, 2015 includes a credit of $3.8 million to adjust the impact of depletion expense recorded in prior periods. After evaluating the quantitative and qualitative aspects of the error and the out-of-period adjustment to the Partnership’s financial results, management determined the misstatement and the out-of-period adjustment are not material to the prior period financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Fair Value

The Partnership discloses certain assets and liabilities using fair value as defined by authoritative guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See "Note 11. Fair Value Measurements."

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
Accounts Receivable

Accounts receivable from the Partnership’s lessees and customers do not bear interest. Receivables are recorded net of the allowance for doubtful accounts in the accompanying Consolidated Balance Sheets. The Partnership evaluates the collectability of its accounts receivable based on a combination of factors. The Partnership regularly analyzes its accounts receivable and when it becomes aware of a specific lessee’s or customer’s inability to meet its financial obligations to the Partnership, such as in the case of bankruptcy filings or deterioration in the lessee’s or customer’s operating results or financial position, the Partnership records a specific reserve for bad debt to reduce the related receivable to the amount it reasonably believes is collectible. The reserve is recognized as a reduction in the accounts receivable and an increase in operating and maintenance expenses or operating and maintenance expenses—affiliates. Accounts are charged off when collection efforts are complete and future recovery is doubtful. The allowance for doubtful accounts included in the Partnership's net accounts receivable balance (including affiliates) was $5.3 million and $0.7 million at December 31, 2015 and December 31, 2014, respectively. A significant amount of the change to the Partnership's allowance for doubtful accounts during 2015 relates to new allowances for doubtful coal-related receivables.
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
Plant and Equipment

Plant and equipment is recorded at its original cost of construction or, upon acquisition, at fair value of the asset acquired and consists of coal preparation plants, related coal handling facilities, and other coal and aggregate processing and transportation infrastructure. Expenditures for new facilities and expenditures that substantially increase the useful life of property, including interest during construction, are capitalized and reported in the Consolidated Statements of Cash Flows. These assets are recorded at cost and are depreciated on a straight-line basis over their useful lives generally as follows:

Years
Buildings and improvements	20 to 40
Machinery and equipment	5 to 12
Leasehold improvements	Life of Lease

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Mineral Rights

Mineral rights owned and leased are recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. Coal and aggregate mineral rights are depleted on a unit-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein. The Partnership owns royalty and non-operated working interests in oil and natural gas reserves, all of which are located in the U.S. The Partnership does not determine whether or when to develop reserves. The Partnership uses the successful efforts method to account for its working interest in oil and gas properties. Oil and gas non-operated working interests are depleted on a unit-of-production basis. The depletion rate is adjusted annually based upon the amount of remaining reserves as determined by independent third party petroleum engineers. Oil and gas royalty interests are depleted on a straight-line basis over 30 years or the life of the asset, whichever is shorter.

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

Asset Impairment

We have developed procedures to periodically evaluate our long-lived assets for possible impairment. These procedures are performed throughout the year and are based on historic, current and future performance and are designed to be early warning tests. If an asset fails one of the early warning tests, additional evaluation is performed for that asset that considers both quantitative and qualitative information. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the assets’ carrying value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flow compared to the assets’ carrying value. We believe our estimates of cash flows and discount rates are consistent with those of principal market participants. In addition to the evaluations discussed above, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period may require a separate impairment evaluation be completed on a significant property. As a result of the continued weakness in the coal markets and the potential for further declines in oil and natural gas prices, we intend to closely monitor our coal and oil and gas assets, and the impairment evaluation process may be completed more frequently if deemed necessary. Future impairment analyses could result in downward adjustments to the carrying value of our assets. During 2015, we recorded impairment expense of $676.1 million on certain of our mineral rights within our Coal, Hard Mineral Royalty and Other and Oil and Gas segments as well as plant and equipment within our Coal, Hard Mineral Royalty and Other and VantaCore segments.

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

In accordance with FASB accounting and disclosure guidance for goodwill, we test our recorded goodwill for impairment annually or more often if indicators of potential impairment exist, by determining if the carrying value of a reporting unit exceeds its estimated fair value. Factors that could trigger an interim impairment test include, but are not limited to, underperformance

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

relative to historical or projected future operating results or significant changes in our overall business, industry, or economic trends. We recorded a $5.5 million impairment loss related to the VantaCore reporting unit for the year ended December 31, 2015.

Revenue Recognition

Coal, Hard Mineral Royalty and Other Revenues.     Coal and hard mineral royalty revenues are recognized on the basis of tons of mineral sold by our lessees and the corresponding revenue from those sales. Generally, the lessees make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they sell. Processing fees are recognized on the basis of tons of material processed through the facilities by our lessees and the corresponding revenue from those sales. Generally, the lessees of the processing facilities make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of material that is processed and sold from the facilities. The processing leases are structured in a manner so that the lessees are responsible for operating and maintenance expenses associated with the facilities. Other revenues include transportation and processing fees. Transportation fees are recognized on the basis of tons of material transported over the beltlines. Under the terms of the transportation contracts, we receive a fixed price per ton for all material transported on the beltlines.

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

Soda Ash Revenues. We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. We account for our investment in Ciner Wyoming using this method.

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

Our carrying value in Ciner Wyoming is reflected in the caption "Equity in unconsolidated investments" in our Consolidated Balance Sheets. Our adjusted share of the earnings or losses of Ciner Wyoming is reflected in the Consolidated Statements of Comprehensive Income as revenues and other income under the caption ‘‘Equity in earnings of Ciner Wyoming." These earnings are generated from natural resources, which are considered part of our core business activities consistent with its directly owned revenue generating activities. Investee earnings are adjusted to reflect the amortization of any difference between the cost basis of the equity investment and the proportionate share of the investee’s book value, which has been allocated to the fair value of net identified tangible and finite-lived intangible assets and amortized over the estimated lives of those assets.

VantaCore Revenues.     Revenues from the sale of aggregates, gravel, sand and asphalt are recorded based upon the transfer of product at delivery to customers, which generally occurs at the quarries or asphalt plants. Revenues from long-term construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. That method is used since we consider total cost to be the best available measure of progress on the contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from final contract settlements, which result in revisions to job costs and profits are recognized in the period in which the revisions are determined. Contract costs include all direct job costs and those indirect costs related to contract performance, such as indirect labor, supplies, insurance, equipment maintenance and depreciation. General and administrative costs are charged to expense as incurred.

Oil and Gas Revenues.     Oil and gas related revenues consist of revenues from our non-operated working interests, royalties and overriding royalties. Revenues related to our non-operated working interests in oil and gas assets are recognized on the basis of our net revenue interests in hydrocarbons produced. Our revenues fluctuate based on changes in the market prices for oil and

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Property Taxes

The Partnership is responsible for paying property taxes on the properties it owns. Typically, the lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties. The payment of and reimbursement of property taxes is included in Coal, Hard Mineral Royalty and Other revenues and in Operating and maintenance expenses, respectively, in the Consolidated Statements of Comprehensive Income.

Transportation Revenue and Expense

The Company records transportation revenue and pays transportation costs to a Foresight affiliate to operate equipment on behalf of the Company. The revenue and expenses related to these transactions are recorded as Coal, Hard Mineral Royalty and Other—affiliates revenues and Operating and maintenance expenses—affiliates in the Consolidated Statements of Comprehensive Income. Shipping and handling costs invoiced to aggregate customers and paid to third-party carriers are recorded as Coal, Hard Mineral Royalty and Other revenues and Operating and maintenance expenses in the Consolidated Statements of Comprehensive Income.

Asset Retirement Costs and Obligations

The Partnership accrues for mine closure, reclamation as well as plugging and abandonment of its oil and gas non-operated working interests in accordance with authoritative guidance related to accounting for asset retirement costs and obligations. This guidance requires the fair value of an obligation be recognized in the period it is incurred, if the fair value can be reasonably estimated. The Partnership recognizes an asset and liability related to the present value of future estimated costs. Depreciation or depletion of the capitalized asset retirement cost is determined based upon the underlying asset being retired in the future. Accretion of the asset retirement obligation is recognized over time and will increase as the obligation becomes more near term. It is reasonably possible that the estimates related to asset retirement and environmental obligations may change in the future. See "Note 13. Asset Retirement Obligations."

Unit-Based Compensation

We have awarded unit-based compensation in the form of phantom units that are more fully described in Note 16. Long-Term Incentive Plans." A summary of our accounting policy for unit-based awards follows.

The Partnership accounts for awards relating to its Long-Term Incentive Plan using the fair value method, which requires the Partnership to estimate the fair value of the grant, and charge or credit the estimated fair value to expense over the requisite service period of the grant based on fluctuations in the Partnership’s common unit price. In addition, estimated forfeitures are included in the periodic computation of the fair value of the liability and the fair value is recalculated at each reporting date over the service or vesting period of the grant. See "Note 16. Long-Term Incentive Plans."

Deferred Financing Costs

Deferred financing costs consist of legal and other costs related to the issuance of the Partnership’s long-term debt. These costs are amortized over the term of the debt. Deferred financing costs are included in Other Assets on the Partnership's Consolidated Balance Sheets.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016, including interim reporting periods within that period. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact of the provisions of this guidance on its consolidated financial position, results of operations and cash flows.

In August 2014, the FASB issued guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for interim and annual periods ending after December 15, 2016 and early adoption is permitted. The new guidance will require a formal assessment of going concern by management based on criteria prescribed in the new guidance, but will not impact the Partnership's financial position or results of operations. The Partnership is reviewing its policies and processes to ensure compliance with this new guidance.

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

In February 2016, FASB issued authoritative lease guidance that establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The main difference between the current requirement under GAAP and the ROU model is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Partnership is currently evaluating the impact of the provisions of this guidance on its consolidated financial position, results of operations and cash flows.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Segment Information

The Partnership's segments are strategic business units that offer products and services to different customer segments in different geographies within the U.S. and that are managed accordingly. NRP has the following four operating segments:

Coal, Hard Mineral Royalty and Other—consists primarily of coal royalty, coal related transportation and processing assets, aggregate and industrial minerals royalty assets and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. Our aggregates and industrial minerals are located in a number of states across the United States.

Soda Ash—consists of the Partnership's 49% non-controlling equity interest in a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries. We receive regular quarterly distributions from this business.

VantaCore—consists of our construction materials business acquired in October 2014 that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. VantaCore operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

Oil and Gas—consists of our non-operated working interests, royalty interests and overriding royalty interests in oil and natural gas properties. Our primary interests in oil and natural gas producing properties are non-operated working interests located in the Williston Basin in North Dakota and Montana. We also own fee mineral, royalty or overriding royalty interests in oil and gas properties in several other regions, including the Appalachian Basin, Oklahoma and Louisiana.

Direct segment costs and certain costs incurred at a corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments. These allocated costs include costs of: taxes, legal, information technology and shared facilities services and are included in Operating and maintenance expenses and Operating and maintenance expenses—affiliates on the Consolidated Statements of Comprehensive Income. Prior year general and administrative charges that are allocated to the operating segments have been reclassified to operating and maintenance expenses. Intersegment sales are at prices that approximate market.

In reconciling items to consolidated operating income, Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include corporate headquarters and overhead, financing, centralized treasury and accounting and other corporate-level activity not specifically allocated to a segment.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes certain financial information for each of the Partnership's operating segments (in thousands):

	Operating Segments
For the Year Ended	Coal, Hard Mineral Royalty and Other	Soda Ash	VantaCore	Oil and Gas	Corporate and Financing	Total
December 31, 2015
Revenues (including affiliates)	$246,353	$49,918	$139,013	$53,565	$—	$488,849
Intersegment revenues (expenses)	21	—	(21)	—	—	—
Depreciation, depletion and amortization	44,478	—	15,578	40,772	—	100,828
Asset impairment	307,800	—	6,218	367,576	—	681,594
Interest expense, net	—	—	—	—	(93,809)	(93,809)
Net income (loss)	(138,388)	49,918	272	(377,365)	(106,157)	(571,720)
Capital expenditures	428	—	14,039	30,457	—	44,924
Total assets at December 31, 2015	1,047,922	261,942	200,348	158,862	15,001	1,684,075

December 31, 2014
Revenues (including affiliates)	$256,719	$41,416	$42,051	$59,566	$—	$399,752
Depreciation, depletion and amortization	52,645	—	3,296	23,935	—	79,876
Asset impairment	26,209	—	—	—	—	26,209
Interest expense, net	—	—	—	—	(80,089)	(80,089)
Net income (loss)	143,678	41,416	32	14,338	(90,634)	108,830
Capital expenditures	5,351	—	171,116	359,851	—	536,318
Total assets at December 31, 2014	1,403,762	264,020	219,658	540,713	16,571	2,444,724

December 31, 2013
Revenues (including affiliates)	$306,851	$34,186	$—	$17,080	$—	$358,117
Depreciation, depletion and amortization	58,502	—	—	5,875	—	64,377
Asset impairment	734	—	—	—	—	734
Interest expense, net	—	—	—	—	(64,158)	(64,158)
Net income (loss)	211,590	34,186	—	5,198	(78,896)	172,078
Capital expenditures	—	293,085	—	75,019	—	368,104
Total assets at December 31, 2013	1,520,428	269,338	—	189,211	12,879	1,991,856

4.    Acquisitions

VantaCore Acquisition

On October 1, 2014, the Partnership continued its effort to own a more diversified portfolio of natural resources by completing its acquisition of VantaCore for $200.6 million in cash and common units. At the time of acquisition, VantaCore operated three hard rock quarries, six sand and gravel plants, two asphalt plants, one underground limestone mine and one marine terminal. VantaCore is headquartered in Philadelphia, Pennsylvania and its current operations are located in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana. This acquisition aligned the Partnership’s effort to own a more diversified portfolio of natural resources.

The Partnership accounted for the transaction as a business combination under the acquisition method of accounting. Accordingly, the Partnership conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition date, while transaction and integration costs associated with

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

the acquisitions were expensed as incurred. The fair value of these assets and liabilities was estimated using a discounted cash flow technique with significant inputs including future production volumes, aggregate sales prices, reserves and operating costs that are not observable in the market and thus represents a Level 3 fair value measurement. The results of operations of the acquisition have been included in our consolidated financial statements since the acquisition date.

In the first quarter 2015, the purchase price allocation was adjusted as more detailed analysis was completed and additional information was obtained about the facts and circumstances for various items of VantaCore’s plant and equipment that existed as of acquisition date. As a result of this adjustment, plant and equipment was increased by $22.5 million with a corresponding decrease to goodwill. In the second quarter 2015, the purchase price allocation was adjusted as more detailed analysis was completed and additional information was obtained about the facts and circumstances for VantaCore’s right to mine and intangible assets that existed as of the acquisition date. As a result of this adjustment, Mineral rights, net and Intangible assets, net were increased by $24.7 million with a corresponding decrease to Goodwill. The purchase price allocation was further adjusted as more detailed analysis was completed for VantaCore’s asset retirement obligations that existed as of acquisition date. As a result of this adjustment, asset retirement obligations were decreased by $2.3 million with a corresponding decrease to the asset retirement cost that was capitalized as part of the related land, property and equipment. The accounting for the VantaCore acquisition was completed in the second quarter of 2015 with the exception of this asset retirement obligation adjustment that was recoded in the fourth quarter of 2015. Measurement-period adjustments were not material to prior period financial statements and were recorded during the period in which the amount of the adjustment was determined. The accounting for the VantaCore acquisition is summarized as follows (in thousands):

October 1, 2014
Consideration
Cash	$168,978
NRP common units	31,604
Total consideration given	$200,582
Allocation of Purchase Price
Current assets	$37,222
Land, property and equipment	59,946
Mineral rights	111,500
Other assets	4,347
Current liabilities	(16,953)
Asset retirement obligation	(1,005)
Goodwill	5,525
Fair value of net assets acquired	$200,582

Included in the Consolidated Statements of Comprehensive Income was revenue of $42.1 million and operating income of $0.1 million for the year ended December 31, 2014. Transaction costs through December 31, 2014 associated with this acquisition were $2.9 million and were expensed as incurred. These expenses are reflected in Operating and maintenance expenses on the Consolidated Statements of Comprehensive Income.

Sanish Field Acquisition

On November 12, 2014, the Partnership continued its effort to own a more diversified portfolio of natural resources by completing its acquisition of non-operated oil and gas working interests in the Sanish Field of the Williston Basin from an affiliate of Kaiser-Francis Oil Company for $339.1 million.

The Partnership accounted for the transaction as a business combination under the acquisition method of accounting. Accordingly, the Partnership conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition date, while transaction and integration costs associated with the acquisitions were expensed as incurred. The fair value of these assets and liabilities was estimated using a discounted cash flow technique with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. Significant inputs used to determine the fair value include estimates of: (i) reserves, including estimated oil and natural gas reserves and risk-adjusted probable reserves; (ii) future commodity prices; (iii) production costs, (iv) capital expenditures, (v) production and (vi) discount rates. The results of operations of the acquisition have been included in our consolidated financial statements since the acquisition date. The accounting for the Sanish Field acquisition was completed in the second quarter of 2015 without significant changes during the measurement period and is summarized as follows (in thousands):

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

November 12, 2014
Consideration
Cash	$339,093
Allocation of Purchase Price
Mineral rights - proven oil and gas properties	298,293
Mineral rights - probable and possible oil and gas resources	40,800
Fair value of net assets acquired	$339,093

Included in the Consolidated Statements of Comprehensive Income was revenue of $12.8 million and operating income of $3.7 million for the year ended December 31, 2014. The transaction costs incurred in connection with this acquisition were $1.8 million through December 31, 2014, and were expensed as incurred. These expenses are reflected in Operating and maintenance expenses on the Consolidated Statements of Comprehensive Income.

Pro Forma Financial Information (unaudited)

The following unaudited pro forma financial information (in thousands) presents a summary of the Partnership’s consolidated revenues, net income and net income per common unit for the twelve months ended December 31, 2014 and 2013 assuming the VantaCore and Sanish Field acquisitions had been completed as of January 1, 2013, including adjustments to reflect the values assigned to the net assets acquired:

	For the Years ended December 31,
	2014	2013
Total revenues and other income	$533,517	$579,933
Net income	$122,319	$197,164
Basic and diluted net income per common unit	$9.90	$16.00

Other Oil and Gas Aquisitions

During the year ended December 31, 2013, the Partnership also completed two smaller acquisitions of oil and natural gas properties located in the Williston Basin as described below:

Sundance Acquisition

In December, 2013, the Partnership completed the acquisition of non-operated working interests in oil and gas properties in the Williston Basin of North Dakota from Sundance Energy, Inc. for $29.4 million, following post-closing purchase price adjustments. The Partnership accounted for the transaction in accordance with the authoritative guidance for business combinations. During the third quarter of 2014, the Partnership finalized the determination of the fair value of the assets acquired and liabilities assumed in the acquisition, with no material adjustments. The assets acquired are included in Mineral rights in the accompanying Consolidated Balance Sheets.

Abraxas Acquisition

In August, 2013, the Partnership completed the acquisition of non-operated working interests in oil and gas properties in the Williston Basin of North Dakota and Montana from Abraxas Petroleum for $38.0 million, following post-closing purchase price adjustments. The Partnership accounted for the transaction in accordance with the authoritative guidance for business combinations. During the second quarter of 2014, the Partnership finalized the determination of the fair values of the assets acquired and liabilities assumed in the acquisition, with no material adjustments. The assets acquired are included in Mineral rights on the accompanying Consolidated Balance Sheets.

With respect to the Abraxas and Sundance acquisitions, revenues of $5.4 million and operating income of $2.5 million were included in the Consolidated Statements of Comprehensive Income and Consolidated Balance Sheet for the year ended December 31, 2013.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

5.    Equity Investment

We account for our 49% investment in Ciner Wyoming LLC ("Ciner Wyoming", and formerly "OCI Wyoming LLC") using the equity method of accounting. Ciner Wyoming distributed $46.8 million, $46.6 million and $72.9 million to us in the year ended December 31, 2015, 2014 and 2013, respectively.

The difference between the amount at which the investment in Ciner Wyoming is carried and the amount of underlying equity in Ciner Wyoming's net assets was $154.8 million and $162.7 million as of December 31, 2015 and 2014, respectively. This excess basis relates to plant, property and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over a weighted average of 28 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.

Our equity in the earnings of Ciner Wyoming is summarized as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Income allocation to NRP’s equity interests	$54,709	$47,354	$37,036
Amortization of basis difference	(4,791)	(5,938)	(2,850)
Equity in earnings of unconsolidated investment	$49,918	$41,416	$34,186

The results of Ciner Wyoming’s operations are summarized as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Sales	$486,393	$465,032	$442,132
Gross profit	131,493	118,439	94,299
Net Income	111,650	96,640	79,655

The financial position of Ciner Wyoming is summarized as follows (in thousands):

	For the Year Ended December 31,
	2015	2014
Current assets	$144,695	$179,851
Noncurrent assets	233,845	223,053
Current liabilities	43,018	47,704
Noncurrent liabilities	116,808	149,192

6.    Inventory

The components of inventories at December 31, 2015 and 2014 are as follows (in thousands):

	December 31, 2015	December 31, 2014
Aggregates	$7,056	$4,596
Supplies and parts	779	1,218
Total inventory	$7,835	$5,814

7.    Plant and Equipment

The Partnership’s plant and equipment consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Plant and equipment at cost	$92,203	$89,759
Construction in process	1,074	457
Less accumulated depreciation	(32,038)	(30,123)
Total plant and equipment, net	$61,239	$60,093

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Depreciation expense related to the Partnership's plant and equipment totaled $15.9 million, $7.6 million and $6.0 million for the year ended December 31, 2015, 2014 and 2013, respectively. During the second quarter of 2015 the Partnership recorded a $2.3 million impairment expense related to a coal preparation plant and during the fourth quarter of 2015 the Partnership recorded a $4.7 million impairment expense related to coal processing and transportation assets as well as obsolete equipment at our Logan office. The fair value measurement of these impaired assets recorded at fair value were $0.0 million at the end of the reporting period. The Partnership also recorded a $0.7 million impairment expense related to obsolete plant and equipment at VantaCore. During the fourth quarter of 2014, the Partnership recorded $0.8 million in impairment expense related to a coal preparation plant. These impairment charges are included in Asset impairments in the Consolidated Statements of Comprehensive Income for the year ending December 31, 2015 and December 31, 2014, respectively.

8.    Mineral Rights

The Partnership’s mineral rights consist of the following (in thousands):

	For the Year Ended December 31, 2015
	Carrying Value	Accumulated Depletion	Net Book Value
Coal, Hard Mineral Royalty and Other	$1,278,274	$(432,260)	$846,014
VantaCore	112,700	(3,082)	109,618
Oil and Gas	155,293	(16,898)	138,395
Total	$1,546,267	$(452,240)	$1,094,027

	For the Year Ended December 31, 2014
	Carrying Value	Accumulated Depletion	Net Book Value
Coal, Hard Mineral Royalty and Other	$1,680,169	$(505,582)	$1,174,587
VantaCore	87,907	(482)	87,425
Oil and Gas	560,395	(40,555)	519,840
Total	$2,328,471	$(546,619)	$1,781,852

Depletion expense related to the Partnership’s mineral rights totaled $80.3 million, $68.6 million and $54.6 million for the year ended December 31, 2015, 2014 and 2013, respectively.

Impairment of Mineral Rights

The Partnership has developed procedures to periodically evaluate its long-lived assets for possible impairment. These procedures are performed throughout the year and consider both quantitative and qualitative information based on historic, current and future performance and are designed to identify impairment indicators. If an impairment indicator is identified, additional evaluation is performed for that asset that considers both quantitative and qualitative information. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the assets’ carrying value. Impairment is measured based on the estimated fair value, which is primarily determined based upon the present value of the projected future cash flow compared to the assets’ carrying value. We believe our estimates of cash flows and discount rates are consistent with those of principal market participants. The inputs used by management for fair value measurements include significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement for these types of assets. In addition to the evaluations discussed above, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period may require that a separate impairment evaluation be completed on a significant property.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

During the years ended December 31, 2015, 2014 and 2013, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded non-cash impairment expense as follows (in thousands):

	For the years ended December 31,
Impaired Asset Description	2015		2014		2013
Oil and gas properties	$367,576	(1)	$—		$—
Coal properties	257,468	(2)	16,793	(4)	734
Hard mineral royalty properties	43,402	(3)	3,013	(4)
Total	$668,446		$19,806		$734

(1)
We recorded $335.7 million of oil and gas property impairment during the third quarter 2015 and $31.9 million during the fourth quarter of 2015. The fair value measurement of these impaired assets recorded at fair value were $108.0 million at the end of the reporting period. These impairments primarily resulted from declines in future expected realized commodity prices and reduced expected drilling activity on our acreage. NRP compared net capitalized costs of its oil and natural gas properties to estimated undiscounted future net cash flows. If the net capitalized cost exceeded the undiscounted future net cash flows, NRP recorded an impairment for the excess of net capitalized cost over fair value. A discounted cash flow method was used to estimate fair value. Significant inputs used to determine the fair value include estimates of: (i) oil and natural gas reserves and risk-adjusted probable and possible reserves; (ii) future commodity prices; (iii) production costs, (iv) capital expenditures, (v) production and (vi) discount rates. The underlying commodity prices embedded in the Partnership's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing as of the measurement date, adjusted for estimated location and quality differentials.

(2)
We recorded $1.5 million of coal property impairment during the second quarter of 2015, $247.8 million of coal property impairment during the third quarter of 2015 and $8.2 million during the fourth quarter of 2015. The fair value measurement of these impaired assets recorded at fair value were $0.4 million at the end of the reporting period. These impairments primarily resulted from the continued deterioration and expectations of further reductions in global and domestic coal demand due to reduced global steel demand, sustained low natural gas prices, and continued regulatory pressure on the electric power generation industry. NRP compared net capitalized costs of its coal properties to estimated undiscounted future net cash flows. If the net capitalized cost exceeded the undiscounted future cash flows, NRP recorded an impairment for the excess of net capitalized cost over fair value. Significant inputs used to determine fair value include estimates of future cash flow, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

(3)
We recorded $43.4 million of aggregates property impairment during the third quarter of 2015. The fair value measurement of these impaired assets recorded at fair value was $0.0 million at the end of the reporting period. This impairment primarily resulted from greenfield development projects that have not performed as projected, leading to recent lease concessions on minimums and royalties combined with the continued regional market decline for certain properties. NRP compared net capitalized costs of its aggregates properties to estimated undiscounted future net cash flows. If the net capitalized cost exceeded the undiscounted cash flows, NRP recorded an impairment for the excess of net capitalized cost over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flow, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

(4)
We recorded $16.8 million of coal property impairment and $3.0 million impairment of our aggregates properties during the fourth quarter of 2014. Management concluded certain unleased properties were impaired due primarily to the ongoing regulatory environment and continued depressed coal markets with little indications of improvement in the near term. The fair values for those unleased properties were determined for the associated reserves using Level 2 market approaches based upon recent comparable sales and Level 3 expected cash flows.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9.    Goodwill and Intangible Assets

The Partnership's intangible assets consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Contract intangibles	$81,109	$82,972
Other intangibles	5,076	3,004
Less accumulated amortization	(29,258)	(25,243)
Total intangible assets, net	$56,927	$60,733

Amortization expense related to the Partnership's intangible assets totaled $4.6 million, $3.6 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the second quarter of 2014, the Partnership and a lessee amended an aggregates lease in its Coal, Hard Mineral Royalty and Other segment, which led the Partnership to conclude an impairment triggering event had occurred. Fair value of the lease agreement was determined using Level 3 expected cash flows. The resulting impairment expense of $5.6 million is included in Asset impairments on the Consolidated Statements of Comprehensive Income.

The estimates of amortization expense for the periods as indicated below are based on current mining plans and are subject to revision as those plans change in future periods.

For the Year Ended December 31,	Estimated Amortization Expense
(in thousands)
2016	$3,544
2017	3,095
2018	3,108
2019	3,108
2020	3,108

The weighted average remaining amortization period for contract intangibles and other intangibles was 14 years and 31 years, respectively.

During the fourth quarter of 2014, $52.0 million of goodwill was added relating to the VantaCore acquisition. This amount represented the preliminary residual value. During 2015, the purchase price allocation was adjusted as more detailed analysis was completed and additional information was obtained about the facts and circumstances for VantaCore’s property, plant and equipment, right to mine assets and asset retirement obligations that existed as of the acquisition date. These adjustments decreased goodwill by $46.5 million and resulted in an acquisition date goodwill of $5.5 million.

During the fourth quarter of 2015, we evaluated goodwill for impairment and compared the estimated fair value of the VantaCore reporting unit to its carrying amount. The carrying amount exceeded fair value and we recorded a $5.5 million goodwill impairment expense. The lower fair value was primarily a result of the deterioration in certain regional markets in which VantaCore operates causing a decline in future performance levels compared to levels estimated during the purchase price allocation process. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flow, discount rate and useful economic life. These estimates were based on current conditions and historical experience applied to develop projections of future operating performance.

10.    Debt and Debt—Affiliate

As used in this Note 10, references to "NRP LP" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC, or NRP Oil and Gas LLC, wholly owned subsidiaries of NRP LP, or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC and its subsidiaries. References to NRP Oil and Gas refer to NRP Oil and Gas LLC, a wholly owned subsidiary of NRP LP. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP LP and a co-issuer with NRP LP on the 9.125% senior notes described below. See discussion of Management's Forecast, Strategic Plan and Going Concern Analysis and certain matters involving the Partnership's debt in Note 2.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2015 and 2014, Debt and debt—affiliate consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
NRP LP Debt:
$425 million 9.125% senior notes, with semi-annual interest payments in April and October, due October 2018, $300 million issued at 99.007% and $125 million issued at 99.5%	$422,923	$422,167
Opco Debt:
$300 million floating rate revolving credit facility, due October 2017	290,000	—
$300 million floating rate revolving credit facility, due August 2016	—	200,000
$200 million floating rate term loan, due January 2016	—	75,000
4.91% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	13,850	18,467
8.38% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	85,714	107,143
5.05% senior notes, with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	38,462	46,154
5.31% utility local improvement obligation, with annual principal and interest payments in February, due March 2021	1,153	1,345
5.55% senior notes, with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	21,600	24,300
4.73% senior notes, with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	60,000	67,500
5.82% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	135,000	150,000
8.92% senior notes, with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	40,909	45,455
5.03% senior notes, with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	148,077	161,538
5.18% senior notes, with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	42,308	46,154
NRP Oil and Gas Debt:
Reserve-based revolving credit facility due November 2019	85,000	110,000
Total debt and debt—affiliate	1,384,996	1,475,223
Less: current portion of long-term debt, net	(80,983)	(80,983)
Total long-term debt and debt—affiliate	$1,304,013	$1,394,240

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NRP and NRP Finance have the option to redeem the NRP Senior Notes, in whole or in part, at any time on or after April 1, 2016, at fixed redemption prices specified in the indenture governing the NRP Senior Notes (the "NRP Senior Notes Indenture"). Before April 1, 2016, NRP and NRP Finance may redeem all or part of the NRP Senior Notes at a redemption price equal to the sum of the principal plus a make whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. Furthermore, before April 1, 2016, NRP and NRP Finance may on any one or more occasions redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain public or private equity offerings at a redemption price of 109.125% of the principal amount of notes, plus any accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the notes issued under the indenture remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. In the event of a change of control, as defined in the indenture, the holders of the notes may require NRP and NRP Finance to purchase their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any.

The indenture governing the $425.0 million of senior notes issued by NRP LP (the "Indenture") contains covenants that, among other things, limit the ability of NRP LP and certain of its subsidiaries to incur or guarantee additional indebtedness. Under the Indenture, NRP LP and certain of its subsidiaries generally are not permitted to incur additional indebtedness unless, on a consolidated basis, the fixed charge coverage ratio (as defined in the indenture) is at least 2.0 to 1.0 for the four preceding full fiscal quarters. The ability of NRP LP and certain of its subsidiaries to incur additional indebtedness is further limited in the event the amount of indebtedness of NRP LP and certain of its subsidiaries that is senior to NRP LP’s unsecured indebtedness exceeds certain thresholds. As of December 31, 2015 and December 31, 2014, NRP was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC, as further described below. As of December 31, 2015 and December 31, 2014, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Revolving Credit Facility

In June 2015, Opco entered into a $300.0 million Third Amended and Restated Credit Agreement (the "A&R Revolving Credit Facility"), which amended and restated Opco’s $300.0 million Second Amended and Restated Credit Agreement due August 2016. The A&R Revolving Credit Facility matures on October 2, 2017, is guaranteed by all of Opco’s wholly owned subsidiaries, and is secured by liens on certain of the assets of Opco and its subsidiaries, as further described below.

Initially, indebtedness under the A&R Revolving Credit Facility bears interest, at Opco's option, at a rate of either:

•	the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1%, in each case plus 2.375%; or

•	a rate equal to LIBOR plus 3.375%

Borrowings under the A&R Revolving Credit Facility will bear interest at such rate until the time that Opco delivers quarterly financial statements for the year ended December 31, 2015 to the lenders thereunder. Following such delivery date, indebtedness under the A&R Revolving Credit Facility will bear interest, at Opco's option, at a rate of either:

•	the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1%, in each case plus an applicable margin ranging from 1.50% to 2.50% or

•	a rate equal to LIBOR plus an applicable margin ranging from 2.50% to 3.50%

The weighted average interest rates for the borrowings outstanding under the A&R Revolving Credit Facility for the twelve months ended December 31, 2015 and year ended December 31, 2014 were 2.91% and 1.98%, respectively.

Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the A&R Revolving Credit Facility at any time without penalty.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The A&R Revolving Credit Facility contains financial covenants requiring Opco to maintain:

•	a leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the A&R Revolving Credit Facility) not to exceed:

•	4.0 to 1.0 for each fiscal quarter ending on or before March 31, 2016;

•	3.75 to 1.0 for each subsequent fiscal quarter ending on or before March 31, 2017; and

•	3.5 to 1.0 for each fiscal quarter ending on or after June 30, 2017; and

•	a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease expense) of not less than 3.5 to 1.0.

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

The A&R Revolving Credit Facility is collateralized and secured by liens on certain of Opco’s assets with a carrying value of $709.9 million classified as Land, Mineral rights and Plant and equipment on the Partnership’s Consolidated Balance Sheet as of December 31, 2015. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than NRP Trona LLC (which owns a 49% non-controlling equity interest in Ciner Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, (4) real property associated with certain of VantaCore’s construction aggregates mining operations, and (5) certain of Opco’s coal-related infrastructure assets.

Term Loan

During 2013, Opco entered into a $200.0 million Term Loan facility (the "Term Loan") with a maturity date of January 23, 2016. The weighted average interest rates for the debt outstanding under the term loan for the twelve months ended December 31, 2015 and 2014 were 2.19% and 2.22% respectively.

Opco repaid $101.0 million in principal under the Term Loan during the third quarter of 2013, and repaid an additional $24.0 million during the fourth quarter of 2014. In September 2015, Opco repaid the remaining $75.0 million on the term loan using borrowings under the A&R Revolving Credit Facility.

Senior Notes

Opco made principal payments of $80.8 million on its senior notes during the year ended December 31, 2015. The Note Purchase Agreements relating to Opco’s senior notes contain covenants requiring Opco to:
•Maintain a ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the note purchase agreement) of no more than 4.0 to 1.0 for the four most recent quarters;
•not permit debt secured by certain liens and debt of subsidiaries to exceed 10% of consolidated net tangible assets (as defined in the note purchase agreement); and
•maintain the ratio of consolidated EBITDDA (as defined in the note purchase agreement) to consolidated fixed charges (consisting of consolidated interest expense and consolidated operating lease expense) at not less than 3.5 to 1.0.

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

In connection with the entry into the A&R Revolving Credit Facility in June 2015, Opco entered into the Third Amendment to the Note Purchase Agreements (the "NPA Amendment") that provides for the security of the senior notes by the same collateral package pledged by Opco and its subsidiaries to secure the A&R Revolving Credit Facility, as described above. In addition, the

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NPA Amendment includes a covenant that provides that, in the event Opco or any of its subsidiaries is subject to any additional or more restrictive covenants under the agreements governing its material indebtedness (including the A&R Revolving Credit Facility, and all renewals, amendments or restatements thereof), such covenants shall be deemed to be incorporated by reference in the senior notes and the holders of the senior notes shall receive the benefit of such additional or more restrictive covenants to the same extent as the lenders under such material indebtedness agreement.

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

The maximum amount available under the credit facility is subject to semi-annual redeterminations of the borrowing base in May and November of each year, based on the value of the proved oil and natural gas reserves of NRP Oil and Gas, in accordance with the lenders’ customary procedures and practices. NRP Oil and Gas and the lenders each have a right to one additional redetermination each year. In April 2015, the lenders completed their semi-annual redetermination of the borrowing base under the NRP Oil and Gas revolving credit facility and the $137.0 million borrowing base under that facility was redetermined to $105.0 million. In October 2015, the lenders under the NRP Oil and Gas revolving credit facility completed their semi-annual redetermination of the borrowing base under the NRP Oil and Gas revolving credit facility and the $105.0 million borrowing base was redetermined to $88.0 million. The Partnership repaid $25.0 million of outstanding borrowings under the NRP Oil and Gas revolving credit facility during the year ended December 31, 2015. At December 31, 2015 and 2014, there was $85.0 million and $110.0 million respectively, outstanding under the NRP Oil and Gas revolving credit facility.

The credit facility is secured by a first priority lien and security interest in substantially all of the assets of NRP Oil and Gas. NRP Oil and Gas is the sole obligor under its revolving credit facility, and neither the Partnership nor any of its other subsidiaries is a guarantor of such facility. The weighted average interest rate for the debt outstanding under the credit facility for the twelve months ended December 31, 2015 and, 2014 was 2.50% and 2.37%, respectively.

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
As of December 31, 2015 and 2014, NRP Oil and Gas was in compliance with the terms of the financial covenants contained in its credit facility.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Consolidated Principal Payments

The consolidated principal payments due are set forth below (in thousands):

	NRP LP		Opco		NRP Oil and Gas
	Senior Notes		Senior Notes	Credit Facility	Credit Facility	Total
2016	$—		$80,983	$—	$—	$80,983
2017	—		80,983	290,000	—	370,983
2018	425,000	(1)	80,983	—	—	505,983
2019	—		76,366	—	85,000	161,366
2020	—		54,938	—	—	54,938
Thereafter	—		212,820	—	—	212,820
	$425,000		$587,073	$290,000	$85,000	$1,387,073

(1)	The 9.125% senior notes due 2018 were issued at a discount and as of December 31, 2015 were carried at $422.9 million.

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

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Contracts receivable—affiliate, current and long-term (1)	$4,891	$4,158	$4,870	$5,162
Debt and debt—affiliate
NRP LP senior notes (2)	$422,923	$277,313	$422,167	$423,780
Opco senior notes and utility local improvement obligation (1)	$587,073	$383,065	$668,056	$672,740
Opco revolving credit facility and term loan facility (3)	$290,000	$290,000	$275,000	$275,000
NRP Oil and Gas revolving credit facility (3)	$85,000	$85,000	$110,000	$110,000

(1)	The Level 3 fair value is estimated by management using quotations obtained for comparable instruments on the closing trading prices near year end.

(2)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near year end.

(3)
The Level 3 fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

12.    Related Party Transactions

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for expenses incurred on the Partnership’s behalf. Direct general and administrative expenses are charged to the Partnership as incurred. The Partnership also reimburses indirect general and administrative costs, including certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by the Partnership’s general partner and its affiliates, Quintana Minerals Corporation and Western Pocahontas Properties Limited Partnership ("WPPLP"). In addition, the Partnership receives non-cash equity contributions from its general partner related to compensation paid directly by the general partner and not reimbursed by the Partnership. These amounts are presented as non-cash equity contributions on the Partnership's Consolidated Statements of Partners' Capital.

The Partnership had Accounts payable—affiliates to Quintana Minerals Corporation of $1.1 million and $0.6 million at December 31, 2015 and 2014, respectively, for services provided by Quintana Minerals Corporation to the Partnership. The Partnership had Accounts payable—affiliates to WPPLP of $0.3 million and $0.4 million at December 31, 2015 and 2014, respectively.

Direct general and administrative expenses charged to the Partnership by its general partner for services performed by WPPLP and Quintana Minerals Corporation are as follows (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Operating and maintenance expenses—affiliates, net	16,031	10,770	8,821
General and administrative—affiliates	5,312	3,258	3,286

The Partnership also leases an office building in Huntington, West Virginia from WPPLP and pays $0.6 million in lease payments each year through December 31, 2018.

Cline Affiliates

Various companies controlled by Chris Cline, including Foresight Energy LP, lease coal reserves from the Partnership, and the Partnership also leases coal transportation assets to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC, owns a 31% interest (unaudited) in the NRP's general partner, as well as approximately 0.5 million of NRP's common units (unaudited) at December 31, 2015. Coal related revenues from Foresight Energy totaled $86.6 million, $81.5 million and $88.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, the Partnership had Accounts receivable—affiliates from Foresight Energy of $6.4 million and $9.2 million, respectively. As of December 31, 2015, the Partnership had received $82.6 million in minimum royalty payments to date that have been recorded as Deferred revenue—affiliates since they have not been recouped by Foresight Energy.

The Partnership owns and leases rail load out and associated facilities to Foresight Energy at Foresight Energy's Sugar Camp mine. The lease agreement is accounted for as a direct financing lease. Total projected remaining payments under the lease at December 31, 2015 were $81.2 million with unearned income of $35.4 million, and the net amount receivable was $45.9 million, of which $2.0 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate on the accompanying Consolidated Balance Sheets. Minimum lease payments are $5.0 million per year for the next five years and represent a $1.25 million per quarter in deficiency payment.

Total projected remaining payments under the lease at December 31, 2014 were $86.3 million with unearned income of $39.0 million and the net amount receivable was $47.3 million, of which $1.8 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliates on the accompanying Consolidated Balance Sheets.

The Partnership holds a contractual overriding royalty interest from a subsidiary of Foresight Energy that provides for payments based upon production from specific tons at Foresight Energy's Sugar Camp operations. This overriding royalty was accounted for as a financing arrangement and is reflected as an affiliate receivable. The net amount receivable under the agreement

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

as of December 31, 2015 was $4.9 million, of which $1.5 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate. The net amount receivable under the agreement as of December 31, 2014 was $5.6 million, of which $1.1 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate on the accompanying Consolidated Balance Sheets.

During the years ended December 31, 2015, 2014 and 2013, the Partnership recognized a gain of $9.3 million, $5.7 million and $8.1 million, respectively on a reserve swap at Foresight Energy's Williamson mine. The gain is included in Coal, hard mineral royalty and other—affiliates revenues on the Consolidated Statements of Comprehensive Income. The Level 3 fair value of the reserves was estimated using a discounted cash flow model. The expected cash flows were developed using estimated annual sales tons, forecasted sales prices and anticipated market royalty rates.

Long-Term Debt—Affiliate

Donald R. Holcomb, one of the Partnership’s directors, is a manager of Cline Trust Company, LLC, which owns approximately 0.54 million of the Partnership’s common units and $20.0 million in principal amount of the Partnership’s 9.125% Senior Notes due 2018. The members of the Cline Trust Company are four trusts for the benefit of the children of Chris Cline, each of which owns an approximately equal membership interest in the Cline Trust Company. Mr. Holcomb also serves as trustee of each of the four trusts. Cline Trust Company, LLC purchased the $20.0 million of the Partnership’s 9.125% Senior Notes due 2018 in the Partnership’s offering of $125.0 million additional principal amount of such notes in October 2014 at the same price as the other purchasers in that offering. The balance on this portion of the Partnership’s 9.125% Senior Notes due 2018 was $19.9 million as of December 31, 2015 and 2014 and is included in Long-term debt, net—affiliate on the accompanying Consolidated Balance Sheet.

Quintana Capital Group GP, Ltd.

Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy.

At December 31, 2015, a fund controlled by Quintana Capital owned a majority interest in Corsa Coal Corp ("Corsa")., a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, is Chairman of the Board of Corsa. Coal related revenues from Corsa totaled $3.1 million, $3.0 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Partnership had recorded $0.3 million in minimum royalty payments to date as Deferred revenue—affiliates since they have not been recouped by Corsa. The Partnership also had Accounts receivable—affiliates totaling $0.2 million and $0.3 million from Corsa at December 31, 2015 and 2014, respectively.

A fund controlled by Quintana Capital owned a significant membership interest in Taggart Global USA, LLC, including the right to nominate two members of Taggart’s 5-person board of directors. In 2013, Taggart was sold to Forge Group, and Quintana no longer retains an interest in Taggart or Forge. The Partnership owns and leases preparation plants to Forge, which operates the plants. The lease payments were based on the sales price for the coal that was processed through the facilities. The revenues from Taggart prior to the sale to Forge were $1.8 million for the year ended December 31, 2013.

WPPLP Production Royalty and Overriding Royalty

For the year ended December 31, 2015, the Partnership recorded $0.4 million in operating and maintenance expenses—affiliates related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007. These charges were zero for the years ended December 31, 2014 and 2013. The Partnership had Other assets—affiliate from WPPLP of $1.1 million and $0.0 million at December 31, 2015 and December 31, 2014, respectively related to a non-production royalty receivable from WPPLP for overriding royalty interest on a mine.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The following table presents a reconciliation (in thousands) of the beginning and ending carrying amounts of the Partnership’s asset retirement obligations. The short-term balance of $0.0 million and $0.1 million at December 31, 2015 and 2014, respectively, is included in Accrued liabilities and the remaining balance is included in Other non-current liabilities in the Consolidated Balance Sheets. The Partnership does not have any assets that are legally restricted for purposes of settling these obligations.

	For the Years Ended December 31,
	2015	2014
Balance, January 1	$4,973	$39
Liabilities incurred in current period, including aquisitions	5	4,697
Accretion expense	284	237
Acquisition related purchase price adjustments	(2,280)	—
Balance, December 31	$2,982	$4,973

14.    Commitments and Contingencies

Legal

The Partnership is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

The purchase agreement for the acquisition of the Partnership’s interest in Ciner Wyoming, formerly OCI Wyoming, requires the Partnership to pay additional contingent consideration to Anadarko to the extent certain performance criteria described in the purchase agreement are met at Ciner Wyoming in any of the years 2013, 2014 or 2015. During the first quarters of 2014 and 2015, the Partnership paid $0.5 million and $3.8 million, respectively, in contingent consideration to Anadarko. As of December 31, 2015, the Partnership has estimated and recorded $7.2 million as an accrued liability on its consolidated Balance Sheet, payable in the first quarter of 2016 with respect to 2015. The Partnership has no obligation to pay contingent consideration with respect to any period after 2015.

In March 2014, Anadarko gave the Partnership written notice that it believed certain reorganization transactions conducted in 2013 within the OCI organization triggered an acceleration of the Partnership’s obligation under the purchase agreement with Anadarko to pay the additional contingent consideration in full and demanded immediate payment of such amount. The Partnership disagreed with Anadarko’s position in a written response provided to them in April 2014. In April 2015, Anadarko sent a written request for additional information regarding the OCI reorganization and indicated that they were still considering this claim against the Partnership. The Partnership responded in writing in May 2015 and does not believe the reorganization transactions triggered an obligation to pay the additional contingent consideration. The Partnership will continue to engage in discussions with Anadarko to resolve the issue to the extent necessary. However, if Anadarko were to pursue and prevail on such a claim, the Partnership would be required to pay an amount to Anadarko in excess of the amounts already paid, together with the $7.2 million accrual described above, up to the maximum amount of the additional contingent consideration, minus a deductible. Under the purchase agreement, the maximum cumulative amount of additional contingent consideration is an amount equal to the net present value of $50.0 million. Any additional amount paid by the Partnership would be considered to be additional acquisition consideration and added to Equity and other unconsolidated investments.

Since 2013, several citizen group lawsuits have been filed against landowners alleging ongoing discharges of pollutants, including selenium and conductivity, from valley fills located at reclaimed mountaintop removal mining sites in West Virginia. In

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Hillsboro/Deer Run

On November 24, 2015, we filed a lawsuit against Foresight Energy’s subsidiary, Hillsboro Energy LLC ("Hillsboro"), in the Circuit Court of the Fourth Judicial Circuit in Montgomery County, Illinois. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine in July 2015. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, we received the notice declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. The effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments of $7.5 million per quarter, or $30.0 million per year. Foresight Energy's failure to make the deficiency payment with respect to the second, third and fourth quarters of 2015 resulted in a $16.2 million cash impact to us. Such amount will increase for each quarter during which mining operations continue to be idled. We do not currently have an estimate as to when the mine will resume coal production. If the mine remains idled for an extended period or if the mine is permanently closed, our financial condition could be adversely affected.

Environmental Compliance

The operations the Partnership’s lessees’ conduct on its properties, as well as the aggregates/industrial minerals and oil and gas operations in which the Partnership has interests, are subject to federal and state environmental laws and regulations. See "Item 1. Business—Regulation and Environmental Matters." As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership makes regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. The Partnership believes that its lessees will be able to comply with existing regulations and does not expect that any lessee’s failure to comply with environmental laws and regulations to have a material impact on the Partnership’s financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on the Partnership related to its properties for the period ended December 31, 2015. The Partnership is not associated with any environmental contamination that may require remediation costs. However, the Partnership’s lessees do conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, the Partnership is not responsible for the costs associated with these reclamation operations. As an owner of working interests in oil and natural gas operations, the Partnership is responsible for its proportionate share of any losses and liabilities, including environmental liabilities, arising from uninsured and underinsured events. The Partnership is also responsible for losses and liabilities, including environmental liabilities that may arise from uninsured and underinsured events at its VantaCore operations.

15.    Major Lessees

Revenues from lessees that exceeded ten percent of total revenues and other income for any of the periods presented below are as follows (in thousands except for percentages):

	For the Years Ended December 31,
	2015		2014		2013
	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy	$86,614	17.7%	$81,546	20.4%	$88,432	24.7%
Alpha Natural Resources	$34,364	7.0%	$48,783	12.2%	$55,147	15.4%

All of the revenue related to the customers above is included in revenues of the Coal, Hard Mineral Royalty and Other segment.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Partnership had a significant concentration of revenues with Foresight Energy and Alpha Natural Resources. The exposure is currently spread out over a number of different mining operations and leases. During the year ended December 31, 2015, total revenues and other income from Alpha Natural Resources included a $6.0 million non-recurring lease assignment fee.

16.    Long-Term Incentive Plans

GP Natural Resource Partners LLC adopted the Natural Resource Partners Long-Term Incentive Plan (the "Long-Term Incentive Plan") for directors of GP Natural Resource Partners LLC and employees of its affiliates who perform services for the Partnership. The compensation committee of GP Natural Resource Partners LLC’s board of directors administers the Long-Term Incentive Plan. Subject to the rules of the exchange upon which the common units are listed at the time, the board of directors and the compensation committee of the board of directors have the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.

Phantom units are incentive based equity awards issued to employees over a vesting period that entitle the grantee to receive the cash equivalent to the value of a unit of our common units upon each vesting. The Partnership records compensation cost equal to the fair value of the award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. In addition, compensation cost for unvested phantom unit awards is adjusted quarterly for any changes in the Partnership’s unit price. Under the plan a grantee will receive the market value of a common unit in cash upon vesting. Market value is defined as the average closing price over the 20 trading days prior to the vesting date. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines, including the vesting period. Outstanding grants vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the board of directors terminates for any reason, outstanding grants will be automatically forfeited unless and to the extent the compensation committee provides otherwise.

In connection with the phantom unit awards, the Compensation, Nominating and Governance Committee also granted tandem Distribution Equivalent Rights ("DERs"), which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units between the date the units are granted and the vesting date. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

A summary of activity in the outstanding grants during 2015 is as follows (in thousands):

Phantom Units
Outstanding grants at January 1, 2015	115
Grants during the period	52
Grants vested and paid during the period	(29)
Forfeitures during the period	(12)
Outstanding grants at December 31, 2015	126

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The Partnership recorded a credit to general and administrative expenses related to its Long-Term Incentive Plan of $3.4 million for the year ended December 31, 2015, due to the decline in the market price of the Partnership's common units during 2015. For the years ended December 31, 2014 and 2013 the Partnership recorded G&A expenses of $1.0 million and $9.6 million, respectively.

In connection with the Long-Term Incentive Plans, payments are typically made during the first quarter of the year. Payments of $4.4 million, $6.5 million and $7.0 million were made during the years ended December 31, 2015, 2014, and 2013, respectively. The grant date fair value was $4.2 million, $6.6 million and $7.8 million for awards in 2015, 2014 and 2013, respectively. The unaccrued cost associated with unvested outstanding grants and related DERs at December 31, 2015 and December 31, 2014, was $0.7 million and $5.2 million, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

17.  Supplementary Unrestricted Subsidiary Information

The following is presented as supplementary data as required by the Indenture governing the NRP Senior Notes due 2018 (the "Indenture"). As described in Note 2. Summary of Significant Accounting Policies, in February 2016, the Partnership designated NRP Oil and Gas, a wholly owned subsidiary of NRP, as an Unrestricted Subsidiary for purposes of the Indenture. In addition, the Partnership has designated BRP LLC, a joint venture in which the Partnership owns a 51% interest, and Coval Leasing Company, LLC, a wholly owned subsidiary of BRP LLC, as Unrestricted Subsidiaries for purposes of the Indenture. The information below may not necessarily be indicative of the results of operations, or financial position had the subsidiaries operated as independent entities. There were no transactions between the Partnership and its Restricted Subsidiaries and its Unrestricted Subsidiaries. In accordance with the requirements of the Indenture, the following condensed consolidating financial information presents the financial condition and results of operations of the Partnership and its Restricted Subsidiaries and its Unrestricted Subsidiaries:

CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)

	December 31, 2015
	Unrestricted Subsidiaries of NRP	NRP and its Restricted Subsidiaries	Total
ASSETS
Current assets (including affiliates)	$21,540	$99,589	$121,129
Mineral rights, net	134,445	959,582	1,094,027
Equity in unconsolidated investment	—	261,942	261,942
Other non-current assets (including affiliates)	2,287	204,690	206,977
Total assets	$158,272	$1,525,803	$1,684,075
LIABILITIES AND CAPITAL
Current portion of long-term debt, net	—	80,983	80,983
Other current liabilities (including affiliates)	7,351	48,313	55,664
Long-term debt, net (including affiliate)	85,000	1,219,013	1,304,013
Other non-current liabilities (including affiliates)	4,703	165,770	170,473
Partners' capital	64,663	11,673	76,336
Non-controlling interest	(3,445)	51	(3,394)
Total liabilities and capital	$158,272	$1,525,803	$1,684,075

	December 31, 2014
	Unrestricted Subsidiaries of NRP	NRP and its Restricted Subsidiaries	Total
ASSETS
Current assets (including affiliates)	$23,842	$112,276	$136,118
Mineral rights, net	446,938	1,334,914	1,781,852
Equity in unconsolidated investment	—	264,020	264,020
Other non-current assets (including affiliates)	4,156	258,578	262,734
Total assets	$474,936	$1,969,788	$2,444,724
LIABILITIES AND CAPITAL
Current portion of long-term debt, net	—	80,983	80,983
Other current liabilities (including affiliates)	16,212	50,736	66,948
Long-term debt, net (including affiliate)	110,000	1,284,240	1,394,240
Other non-current liabilities (including affiliates)	5,193	177,205	182,398
Partners' capital	344,232	376,573	720,805
Non-controlling interest	(701)	51	(650)
Total liabilities and capital	$474,936	$1,969,788	$2,444,724

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31, 2015
	Unrestricted Subsidiaries of NRP	NRP and its Restricted Subsidiaries	Total
Revenues	$56,091	$432,758	$488,849
Operating expenses	361,166	605,594	966,760
Loss from operations	(305,075)	(172,836)	(477,911)
Other expense	4,065	89,744	93,809
Net loss	(309,140)	(262,580)	(571,720)
Add: comprehensive loss from unconsolidated investment and other	—	(1,693)	(1,693)
Comprehensive loss	$(309,140)	$(264,273)	$(573,413)

	Year Ended December 31, 2014
	Unrestricted Subsidiaries of NRP	NRP and its Restricted Subsidiaries	Total
Revenues	$56,840	$342,912	$399,752
Operating expenses	41,754	169,079	210,833
Income from operations	15,086	173,833	188,919
Other expense	662	79,427	80,089
Net income	14,424	94,406	108,830
Add: comprehensive loss from unconsolidated investment and other	—	(81)	(81)
Comprehensive income	$14,424	$94,325	$108,749

	Year Ended December 31, 2013
	Unrestricted Subsidiaries of NRP	NRP and its Restricted Subsidiaries	Total
Revenues	$14,386	$343,731	$358,117
Operating expenses	8,812	113,069	121,881
Income from operations	5,574	230,662	236,236
Other expense	39	64,119	64,158
Net income	5,535	166,543	172,078
Add: comprehensive income from unconsolidated investment and other	—	65	65
Comprehensive income	$5,535	$166,608	$172,143

18.    Subsequent Events

The following represents material events that have occurred subsequent to December 31, 2015 through the time of the Partnership’s filing of its Annual Report on Form 10-K with the SEC:

Distribution Declared

On February 12, 2016, the Partnership paid a distribution of $0.45 per unit to unitholders of record on February 5, 2016.

Reverse Unit Split

On January 26, 2016, the board of directors of our general partner approved a 1-for-10 reverse split on our common units, effective following market close on February 18, 2016. Pursuant to the authorization provided, the Partnership completed the 1-for-10 reverse unit split and its common units began trading on a reverse unit split-adjusted basis on the New York Stock Exchange on February 18, 2016. As a result of the reverse unit split, every 10 units of issued and outstanding common units were combined into one issued and outstanding common unit, without any change in the par value per unit. The reverse unit split reduced the

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

number of common units outstanding from 122.3 million units to approximately 12.2 million units. All units and per unit data included in these consolidated financial statements have been retroactively restated to reflect the reverse unit split.

Oil and Gas Royalty Properties Sale

In February 2016, the Partnership sold royalty and overriding royalty interests in several producing properties located in the Appalachian Basin for $36.6 million in net cash proceeds and recorded a gain of $20.3 million. The sale included royalty and overriding royalty interests in approximately 765 gross producing wells as of December 31, 2015 and approximately 10% of our estimated proved reserves as of December 31, 2015, or 1,094 MBoe. The effective date of the sale was January 1, 2016.

Aggregate Royalty Properties Sale

In February 2016, we sold the aggregates reserves and related royalty rights at three aggregates operations located in Texas, Georgia and Tennessee, which comprised approximately 27%, or 139 million tons, of our estimated aggregates reserves as of December 31, 2015 for $9.8 million in net cash proceeds and recorded a gain of $1.6 million. The effective date of the sale was February 1, 2016.

NATURAL RESOURCE PARTNERS L.P.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
(Unaudited)

The Partnership prepared the following oil and gas information in accordance with the authoritative guidance for oil and gas extractive activities.

Capitalized Costs (in thousands):

	For the Years Ended December 31,
	2015	2014
Proven properties	$199,404	$392,153
Unproven properties	—	46,400
Total property, plant, and equipment	199,404	438,553
Accumulated depreciation, depletion, and amortization	(60,542)	(18,993)
Net capitalized costs	$138,862	$419,560

Costs incurred for property acquisitions, exploration, and development (in thousands):

	For the Years Ended December 31,
	2015	2014
Property acquisitions
Proven properties	$—	$298,627
Unproven properties	—	40,800
Development	29,080	5,340
Total	$29,080	$344,767

Results of Operations for Producing Activities (in thousands):

	For the Years Ended December 31,
	2015	2014
Production revenue	$49,201	$48,834
Royalty and overriding royalty revenue (1)	4,364	10,732
Total oil and gas related revenue	53,565	59,566
Operating costs and expense:
Depreciation, depletion and amortization	40,772	23,936
Property, franchise and other taxes	5,210	5,529
Production costs	12,871	12,544
Impairment of oil and gas properties	367,576	—
Total operating costs and expense	426,429	42,009
Total income from operations	$(372,864)	$17,557

(1)	Includes $0.4 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively of nonproduction revenues including lease bonus payments

Estimated Proved Reserves

Proved reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates renewal is reasonably certain. In connection with the estimation of proved reserves, the term "reasonable certainty" implies a high degree of confidence that the quantities of crude oil, natural gas liquids and/or natural gas actually recovered will equal or exceed the estimate. The Partnership estimated proved reserves as of December 31, 2015 and 2014 were prepared by Netherland, Sewell & Associates, Inc., the Partnership’s independent reserve engineer. To achieve reasonable certainty, Netherland Sewell employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of the Partnership’s proved reserves include, but are not limited to, well logs, geologic maps including isopach and structure maps, analogy and statistical analysis, and available downhole and production data and well test data. Netherland Sewell prepared its report covering properties representing 100% of the Partnership’s estimated proved reserves as of December 31 2015 and 2014. Prices were calculated using the unweighted average of the first-

NATURAL RESOURCE PARTNERS L.P.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
(Unaudited)

day-of-the-month pricing for the twelve months ended December 31, 2015 and 2014. These prices were then adjusted for transportation and other costs. There can be no assurance that the proved reserves will be produced as estimated or that the prices and costs will remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reserve engineers often arrive at different estimates for the same properties. A copy of Netherland Sewell’s summary report is included as Exhibit 99.2 to this Annual Report on Form 10-K.

The following tables shows our estimated domestic proved reserves and reserve additions and revisions:

	Crude Oil (MBbl)	NGLs (MBbl)	Natural Gas (MMcf)(2)	Total Proved Reserves (MBoe)(3)
December 31, 2014	9,983	1,229	14,370	13,607
Revisions of previous estimates	(1,451)	89	701	(1,244)
Extensions, discoveries and other additions	776	60	541	926
Sales of properties	(98)	—	(62)	(108)
Production	(1,136)	(156)	(2,226)	(1,663)
December 31, 2015 (1)	8,074	1,222	13,324	11,518

Proved developed reserves as of December 31, 2015	7,862	1,196	13,157	11,251
Proved undeveloped reserves as of December 31, 2015	212	26	167	267

Proved developed reserves as of December 31, 2014	8,930	1,098	13,161	12,221
Proved undeveloped reserves as of December 31, 2014	1,053	131	1,209	1,386

(1)	Includes reserves attributable to the Partnership's 51% member interest in BRP LLC.

(2)	Natural gas is converted on the basis of six Mcf of gas per one Bbl of oil equivalent. This ratio reflects an energy content equivalency and not a price or revenue equivalency.

(3)
Includes 10,063MBoe of estimated proved reserves attributable to the Partnership’s non-operated working interests in oil and natural gas properties in the Williston Basin, approximately 3% of which were proved undeveloped reserves.

The standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014
Future cash inflows	$364,352	$920,454
Less related future:
Production costs	(164,649)	(312,666)
Development and abandonment costs	(7,826)	(20,072)
Future net cash flows before 10% discount	191,877	587,716
Discount to present value at a 10% annual rate	(75,524)	(282,519)
Total standardized measure of discounted net cash flows	$116,353	$305,197

NATURAL RESOURCE PARTNERS L.P.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
(Unaudited)

The table below is a summary of the changes in the standardized measure of discounted future net cash flows for our proved oil and gas reserves during the year ended December 31, 2015 (in thousands):

Beginning of the period	$305,197
Revisions to previous estimates:
Changes in prices and costs	(188,946)
Changes in quantities	(11,750)
Changes in future development costs	(12,202)
Previously estimated development costs incurred during the period	29,080
Additions to proved reserves from extensions, discoveries and improved recovery, less related costs	11,928
Purchases and sales of reserves in place, net	(3,851)
Accretion of discount	31,795
Sales of oil and gas, net of production costs	(35,112)
Production timing and other	(9,786)
Net increase (decrease)	(188,844)
End of period	$116,353

NATURAL RESOURCE PARTNERS L.P.
SUPPLEMENTAL QUARTERLY INFORMATION
(Unaudited)

Quarterly Financial Data

The following table summarizes quarterly financial data for 2015 and 2014 (in thousands, except per unit data):

2015	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total 2015
Total revenues and other income	$109,677	$137,630		$125,479		$116,063		$488,849
Depreciation, depletion and amortization	$25,392	$30,660		$26,624		$18,152		$100,828
Asset impairment	$—	$3,803	(1)	$626,838	(2)	$50,953	(3)	$681,594
Income (loss) from operations	$40,417	$55,920		$(576,290)		$2,042		$(477,911)
Net income (loss)	$17,489	$32,578		$(600,001)		$(21,786)		$(571,720)
Net income (loss) per limited partner unit	$1.40	$2.50		$(47.90)		$(1.75)		$(45.75)
Weighted average number of common units outstanding	12,230	12,230		12,230		12,230		12,230

2014	First Quarter	Second Quarter		Third Quarter	Fourth Quarter		Total 2014
Total revenues and other income	$80,309	$90,561		$91,609	$137,273		$399,752
Depreciation, depletion and amortization	$14,647	$16,350		$18,621	$30,258		$79,876
Asset impairment	$—	$5,624	(4)	$—	$20,585	(5)	26,209
Income from operations	$52,439	$50,403		$55,027	$31,050		$188,919
Net income	$32,605	$31,407		$36,173	$8,645		$108,830
Net income per limited partner unit	$2.90	$2.80		$3.20	$0.70		$9.42
Weighted average number of common units outstanding	10,985	11,040		11,124	12,145		11,326

(1)	During the second quarter of 2015 we recorded a $2.3 million impairment expense related to a coal preparation plant and a $1.5 million impairment expense related to coal mineral rights.

(2)	During the third quarter of 2015 we recorded $335.7 million of oil and gas property impairment, $247.8 million of coal property impairment and $43.4 million of aggregates property impairment.

(3)
During the fourth quarter of 2015 we recorded $31.9 million of oil and gas property impairment, $8.2 million of coal property impairment, $5.5 million of goodwill impairment, $4.7 million related to coal processing and transportation assets as well as obsolete equipment at our Logan office as well as a $0.7 million impairment expense related to obsolete plant and equipment at VantaCore.

(4)	During the second quarter of 2014, we recorded $5.6 million of intangible asset impairment related to an aggregates lease.

(5)
During the fourth quarter of 2014, we recorded $16.8 million of coal property impairment and $3.0 million of aggregates property impairment as well as $0.8 million in impairment expense related to a coal preparation plant. that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "2013 Framework" (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young, LLP, the independent registered public accounting firm who audited the Partnership’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Partnership’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Natural Resource Partners L.P.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Natural Resource Partners L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Natural Resource Partners L.P. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion there thereon.
/s/    Ernst & Young LLP
Houston, Texas
March 11, 2016

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND CORPORATE GOVERNANCE

As a master limited partnership we do not employ any of the people responsible for the management of our properties. Instead, we reimburse affiliates of our managing general partner, GP Natural Resource Partners LLC, for their services. The following table sets forth information concerning the directors and officers of GP Natural Resource Partners LLC as of January 31, 2016. Each officer and director is elected for their respective office or directorship on an annual basis. Unless otherwise noted below, the individuals served as officers or directors of the partnership since the initial public offering. Subject to the Investor Rights Agreement with Adena Minerals, LLC, Mr. Robertson is entitled to nominate ten directors to the Board of Directors of GP Natural Resource Partners LLC. Mr. Robertson has delegated the right to nominate two of the directors, one of whom must be independent, to Adena Minerals.

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	68	Chairman of the Board and Chief Executive Officer
Wyatt L. Hogan	44	President and Chief Operating Officer
Craig W. Nunez	54	Chief Financial Officer and Treasurer
Christopher J. Zolas	41	Chief Accounting Officer
Kevin J. Craig	47	Executive Vice President, Coal
David M. Hartz	42	Vice President, Oil and Gas
Kathy H. Roberts	64	Vice President, Investor Relations
Kathryn S. Wilson	41	Vice President, General Counsel and Secretary
Gregory F. Wooten	59	Vice President, Chief Engineer
Robert T. Blakely	74	Director
Russell D. Gordy	65	Director
Donald R. Holcomb	59	Director
Robert B. Karn III	74	Director
S. Reed Morian	70	Director
Richard A. Navarre	55	Director
Corbin J. Robertson, III	45	Director
Stephen P. Smith	55	Director
Leo A. Vecellio, Jr.	69	Director

Corbin J. Robertson, Jr. has served as Chief Executive Officer and Chairman of the Board of Directors of GP Natural Resource Partners LLC since 2002. Mr. Robertson has vast business experience having founded and served as a director and as an officer of multiple companies, both private and public, and has served on the boards of numerous non-profit organizations. He has served as the Chief Executive Officer and Chairman of the Board of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992, Quintana Minerals Corporation since 1978, and as Chairman of the Board of Directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, Chairman of the Board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, the Baylor College of Medicine and the Spirit Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson is the father of Corbin J. Robertson, III.

Wyatt L. Hogan has served as President and Chief Operating Officer of GP Natural Resource Partners LLC since March 2015. From September 2014 through February 2015, Mr. Hogan served as President of GP Natural Resource Partners LLC. Mr. Hogan was Executive Vice President of GP Natural Resource Partners from December 2013 through August 2014 and Vice President, General Counsel and Secretary of GP Natural Resource Partners from May 2003 to December 2013. Mr. Hogan joined NRP in 2003 from Vinson & Elkins L.L.P., where he practiced corporate and securities law from August 2000 through April 2003. Mr. Hogan also serves as Executive Vice President of Quintana Minerals Corporation, New Gauley Coal Corporation, the general partner of Western Pocahontas Properties Limited Partnership and the general partner of Great Northern Properties Limited Partnership, and from 2003 to October 2013, Mr. Hogan served as General Counsel and Secretary of those entities. He is also a member of the Board of Directors of Quintana Minerals Corporation and represents NRP as one of its appointees to the Board of

Managers of Ciner Wyoming LLC. Mr. Hogan also serves as a member of the Board of the National Mining Association and the American Coalition for Clean Coal Electricity. Mr. Hogan has been involved in numerous charitable organizations and currently serves as Chairman of the Board of Kids’ Meals, Inc. and is on the Boards of the Kinkaid Investment Foundation and the Kinkaid Alumni Association.

Craig W. Nunez has served as Chief Financial Officer and Treasurer of GP Natural Resource Partners LLC since January 2015. Prior to joining NRP, Mr. Nunez was an owner and Chief Executive Officer of Bocage Group, a private investment company specializing in energy, natural resources and master limited partnerships since March 2012. In addition, until joining NRP, he was a FINRA-registered Investment Advisor Representative with Searle & Co since July 2012 and served as an Executive Advisor to Capital One Asset Management since January 2014. From September 2011 through March 2012, Mr. Nunez served as the Executive Vice President and Chief Financial Officer of Quicksilver Resources Canada, Inc. Mr. Nunez was Senior Vice President and Treasurer of Halliburton Company from January 2007 until September 2011, and Vice President and Treasurer of Halliburton Company from February 2006 to January 2007. Prior to that, he was Treasurer of Colonial Pipeline Company from November 1995 to February 2006. Mr. Nunez has been involved in numerous charitable organizations and currently serves on the boards of Goodwill Industries of Houston and Medical Bridges, Inc.

Christopher J. Zolas has served as Chief Accounting Officer of GP Natural Resource Partners since March 2015. Prior to joining NRP, Mr. Zolas served as Director of Financial Reporting at Cheniere Energy, Inc., a publicly traded energy company, where he performed financial statement preparation and analysis, technical accounting and SEC reporting for five separate SEC registrants, including a master limited partnership. Mr. Zolas joined Cheniere Energy, Inc. in 2007 as Manager of SEC Reporting and Technical Accounting and was promoted to Director in 2009. Prior to joining Cheniere Energy, Inc., Mr. Zolas worked in public accounting with KPMG LLP from 2002 to 2007.

Kevin J. Craig has served as Executive Vice President, Coal of GP Natural Resource Partners since September 2014. Mr. Craig was the Vice President of Business Development for GP Natural Resource Partners LLC since 2005. Mr. Craig also represents NRP as one of its appointees to the Board of Managers of Ciner Wyoming LLC. Mr. Craig joined NRP in 2005 from CSX Transportation, where he served as Terminal Manager for the West Virginia Coalfields. He has extensive marketing and finance experience with CSX since 1996. Mr. Craig also served as a Delegate to the West Virginia House of Delegates having been elected in 2000 and re-elected in 2002, 2004, 2006, 2008, 2010 and 2012. Mr. Craig most recently served as Chairman of the Committee on Energy. Mr. Craig did not seek re-election in 2014 and his term ended January 2015. Prior to joining CSX, he served as a Captain in the United States Army. Mr. Craig served as the Chairman of the Huntington Regional Chamber of Commerce Board of Directors and as a Director for the West Virginia Chamber of commerce and is involved in numerous state coal associations. Mr. Craig also represents NRP as one of its appointees to the Board of Managers of Ciner Wyoming LLC.

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

Kathy H. Roberts is Vice President, Investor Relations of GP Natural Resource Partners LLC. Ms. Roberts joined NRP in July 2002. She was the Principal of IR Consulting Associates from 2001 to July 2002 and from 1980 through 2000 held various financial and investor relations positions with Santa Fe Energy Resources, most recently as Vice President-Public Affairs. She is a Certified Public Accountant. Ms. Roberts currently serves on the Board of Directors of the Master Limited Partnership Association and has served on the local board of directors of the National Investor Relations Institute. She has also served on the Executive Committee and as a National Vice President of the Institute of Management Accountants.

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

Donald R. Holcomb joined the Board of Directors of GP Natural Resource Partners LLC in October 2013. Mr. Holcomb brings financial and coal company experience to the Board of Directors. Mr. Holcomb is currently the Chief Executive Officer of Dickinson Fuel Company, Inc., the managing general partner of Dickinson Properties Limited Partnership, a land company in West Virginia. He is also the owner and manager of Ikes Fork, LLC and Hanover Property Management LLC. From 2001 to March 31, 2013, Mr. Holcomb served as Chief Financial Officer for Foresight Reserves LP and its subsidiaries, which companies are affiliated with Christopher Cline. Mr. Holcomb also serves as trustee of various trusts affiliated with the Cline family. Prior to joining Foresight, Mr. Holcomb held a variety of executive management positions, including at Banner Coal & Land Company, Inc., Patriot Automotive Group, Atlantic Mine Supply Company, Inc., and Wind River Consulting, LLC. Mr. Holcomb is a retired Certified Public Accountant.

Robert B. Karn III joined the Board of Directors of GP Natural Resource Partners LLC in 2002. Mr. Karn brings extensive financial and coal industry experience to the Board of Directors. He currently is a consultant and serves on the Board of Directors of various entities. He was the partner in charge of the coal mining practice worldwide for Arthur Andersen from 1981 until his retirement in 1998. He retired as Managing Partner of the St. Louis office’s Financial and Economic Consulting Practice. Mr. Karn is a Certified Public Accountant, Certified Fraud Examiner and has served as president of numerous organizations. He also currently serves on the Board of Directors of Peabody Energy Corporation, Kennedy Capital Management, Inc. and the Board of Trustees of numerous publicly listed closed-end, mutual and exchange traded funds of the Guggenheim family of funds.

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

Richard A. Navarre joined the Board of Directors of GP Natural Resource Partners LLC in October 2013. Mr. Navarre brings extensive financial, strategic planning, public company and coal industry experience to the Board of Directors. From 1993 until

2012, Mr. Navarre held several executive positions with Peabody Energy Corporation, including President-Americas from March 2012 to June 2012, President and Chief Commercial Officer from January 2008 to March 2012, Executive Vice President of Corporate Development and Chief Financial Officer from July 2006 to January 2008 and Chief Financial Officer from October 1999 to June 2008. Since his retirement from Peabody Energy in 2012, Mr. Navarre has provided advisory services to the coal industry and private equity firms. Mr. Navarre serves on the Board of Directors of Civeo Corporation, where he serves as Chairman of the Audit Committee. He is a member of the Hall of Fame of the College of Business and a member of the Board of Advisors of the College of Business and Administration of Southern Illinois University Carbondale. He is a member of the Board of Directors of the Foreign Policy Association and is the former Chairman of the Bituminous Coal Operators’ Association and former advisor to the New York Mercantile Exchange. Mr. Navarre is a Certified Public Accountant. Mr. Navarre also has been involved in numerous charitable organizations throughout his career.

Corbin J. Robertson, III joined the Board of Directors of GP Natural Resource Partners LLC in May 2013. Mr. Robertson has experience with investments in a variety of energy businesses, having served both in management of private equity firms and having served on several boards of directors. Mr. Robertson has served as a Co-Managing Partner of LKCM Headwater Investments GP, LLC and LKCM Headwater Investments I, L.P., a private equity fund, since June 2011. He has served as the Chief Executive Officer of the general partner of Western Pocahontas Properties Limited Partnership since May 2008, and has served on the Board of Directors of Western Pocahontas since October 2012. Mr. Robertson also co-founded Quintana Energy Partners, an energy-focused private equity firm in 2006, and served as a Managing Director thereof from 2006 until December 2010. Mr. Robertson has served on the Board of Directors for Quintana Minerals Corporation since October 2007, and previously served as Vice President-Acquisitions for GP Natural Resource Partners LLC from 2003 until 2005. Mr. Robertson also serves on the Board of Directors of the general partner of Genesis Energy L.P., a publicly traded master limited partnership, as well as Corsa Coal Corp, Buckhorn Energy Services and LL&B Minerals, each of which is in the energy business. Mr. Robertson is the son of Corbin J. Robertson, Jr.

Stephen P. Smith joined the Board of Directors of GP Natural Resource Partners LLC in 2004. Mr. Smith brings extensive public company financial experience in the power and energy industries to the Board of Directors. Mr. Smith has served as Chief Financial Officer and Chief Accounting Officer of the general partner of Columbia Pipeline Partners L.P. since December 2014 and as a Director since September 2014. Mr. Smith also serves as Executive Vice President and Chief Financial Officer of Columbia Pipeline Group. Mr. Smith served as Executive Vice President and Chief Financial Officer for NiSource, Inc. from June 2008 to June 2015. Prior to joining NiSource, he held several positions with American Electric Power Company, Inc, including Senior Vice President - Shared Services from January 2008 to June 2008, Senior Vice President and Treasurer from January 2004 to December 2007, and Senior Vice President - Finance from April 2003 to December 2003. From November 2000 to January 2003, Mr. Smith served as President and Chief Operating Officer - Corporate Services for NiSource Inc. Prior to joining NiSource, Mr. Smith served as Deputy Chief Financial Officer for Columbia Energy Group from November 1999 to November 2000 and Chief Financial Officer for Columbia Gas Transmission Corporation and Columbia Gulf Transmission Company from 1996 to 1999.

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

Corporate Governance

Board Attendance and Executive Sessions

The Board met 11 times in 2015. During that period, every director attended all of the Board meetings, with the exception of Mr. Blakely, Mr. Vecellio, Mr. Gordy, Mr. Holcomb and Corbin J. Robertson, III, who each missed one meeting. During 2015, our non-management directors met in executive session several times. The presiding director was Mr. Blakely, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met one time in executive session in December 2015. Mr. Blakely was the presiding director at that meeting. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 1201 Louisiana Street, Suite 3400, Houston, Texas 77002.

Independence of Directors

The Board of Directors has affirmatively determined that Messrs. Blakely, Gordy, Karn, Navarre, Smith and Vecellio are independent based on all facts and circumstances considered by the Board, including the standards set forth in Section 303A.02(a) of the NYSE’s listing standards. Although we had a majority of independent directors in 2015, because we are a limited partnership as defined in Section 303A of the NYSE’s listing standards, we are not required to do so. The Board has an Audit Committee, a Compensation, Nominating and Governance Committee, and a Conflicts Committee, each of which is staffed solely by independent directors.

Audit Committee

Our Audit Committee is comprised of Robert B. Karn III, who serves as chairman, Robert T. Blakely, Richard A. Navarre and Stephen P. Smith. Mr. Karn, Mr. Blakely, Mr. Navarre and Mr. Smith are "Audit Committee Financial Experts" as determined pursuant to Item 407 of Regulation S-K. Mr. Blakely currently serves on four audit committees. In accordance with the rules of the NYSE, our Board of Directors has made the determination that Mr. Blakely’s service on four audit committees does not impair his ability to serve effectively on our audit committee.

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

During 2015, at each of its meetings, the Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team and the general counsel at which candid discussions of financial management, accounting and internal control and legal issues took place.

The Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2015 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

The Committee also discussed with the independent auditors other matters required to be discussed by the auditors with the Committee by PCAOB Auditing Standard No. 16, Communications With Audit Committees. The Committee received and discussed with the auditors their annual written report on their independence from the partnership and its management, which is made under Rule 3526, Communication With Audit Committees Concerning Independence, and considered with the auditors whether the provision of non-audit services provided by them to the partnership during 2015 was compatible with the auditors’ independence.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Committee reviews our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K prior to filing with the Securities and Exchange Commission. In 2015, the Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.

Robert B. Karn III, Chairman
Robert T. Blakely
Richard A. Navarre
Stephen P. Smith

Compensation, Nominating and Governance Committee

Executive officer compensation is administered by the CNG Committee, which is comprised of four members. Mr. Blakely, the Chairman, has served on this Committee since 2003. Mr. Karn has served on the Committee since 2002. Mr. Vecellio joined the committee in 2007, and Mr. Gordy joined the Committee in 2013. The CNG Committee has reviewed and approved the compensation arrangements described in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. Our Board of Directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of their equity securities. These people are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required for transactions occurring in 2014 and except as described below, we believe that our officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities complied with all filing requirements with respect to transactions in our equity securities during 2015. On December 18, 2015, David M. Hartz filed a Form 4 reporting the sale of 1,368 common units in the open market on October 29, 2015 that had not been previously reported on a timely basis.

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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2015, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

As a publicly traded partnership, we have a unique employment and compensation structure that is different from that of a typical public corporation. We have no employees, other than at the VantaCore operations, and our executive officers based in Houston, Texas are employed by Quintana Minerals Corporation and our executive officers based in Huntington, West Virginia are employed by Western Pocahontas Properties Limited Partnership, both of which are our affiliates. For a more detailed description of our structure, see "Item 1. Business—Partnership Structure and Management" in this Annual Report on Form 10-K. Although our executives’ salaries and bonuses are paid directly by the private companies that employ them, we reimburse those companies based on the time allocated to NRP by each executive officer. Our reimbursement for the compensation of executive officers is governed by our partnership agreement. The information presented in this Item 11. does not give effect to the one-for-ten reverse unit split that was effective on February 17, 2016.

Executive Officer Compensation Strategy and Philosophy

Under our partnership agreement, we are required to distribute all of our available cash each quarter. Historically, our primary business objective was to generate cash flows at levels that could sustain long-term quarterly cash distributions to our investors. However, given the collapse of the coal and oil markets over the past year, coupled with the closure of the debt and equity capital markets to the energy space, our current objective is to preserve long-term equity value for our unitholders by using our excess free cash flow to reduce our leverage. Our objective in determining the compensation of our executive officers is to retain qualified people to manage the business through a difficult market cycle. Although we historically have not tied our compensation to achievement of specific financial targets or fixed performance criteria, we have reevaluated that strategy in light of current market conditions. See "—2016 Cash Long-Term Incentive Plan" below.

The 2015 compensation for executive officers consisted of four primary components:

•	base salaries;

•
annual cash incentive awards, including cash payments made by our general partner based on the cash distributions it receives from the common units that it owns (which we refer to herein as "GP Bonus Awards");

•	long-term equity incentive compensation; and

•	perquisites and other benefits.

In December 2014, our CNG Committee reviewed the performance of the executive officers and the amount of time expected to be spent by each NRP officer on NRP business, and determined the salaries for each officer for 2015. All of our named executive officers, other than Corbin J. Robertson, Jr., our Chairman and Chief Executive Officer, spent 97% or more of their time on NRP matters during 2015, and NRP bears the allocated cost of their time. Mr. Robertson has historically spent approximately 50% of his time on NRP matters. Mr. Robertson does not receive a salary or an annual bonus in his capacity as Chief Executive Officer. Rather, Mr. Robertson has historically been compensated exclusively through long-term phantom unit grants awarded by the CNG Committee and through GP Bonus Awards. Mr. Robertson also directly or indirectly owns in excess of 20% of the outstanding common units of NRP, and thus his interests are directly aligned with our unitholders.

In February of each year, the CNG Committee approves the year-end bonuses for the year just ended and long-term incentive awards for the executive officers. The CNG Committee considers the performance of the partnership, the performance of the individuals and the outlook for the future in determining the amounts of the awards. In accordance with past practice, the CNG Committee met in February 2015 and approved the long-term incentive awards disclosed in the Summary Compensation Table below. Because we are a partnership, tax and accounting conventions make it more costly for us to issue additional common units or options as incentive compensation. Consequently, we have no outstanding options or restricted units and currently have no plans to issue options or restricted units in the future. Instead, we have traditionally issued phantom units, coupled with tandem distribution equivalent rights ("DERs"), to our executive officers that are paid in cash based on the average closing price of our common units for the 20-day trading period prior to vesting. The phantom units and DERs typically vest four years from the date of grant. In past years, these awards have served to align the executive officers’ interests with those of our unitholders.

During 2015, given the sharp decline in NRP’s unit price, the Board of Directors recognized that the value of the executive officers’ phantom unit awards and the decreased GP Bonus Awards no longer provided long-term incentive or retention value to management. Accordingly, the Board authorized and directed the CNG Committee to begin a review of options for a new long-term incentive program for NRP management to be adopted in 2016. Upon the conclusion of this review, in February 2016, the CNG Committee elected not to award additional phantom units under the long-term incentive plan and instead adopted a new cash long-term incentive plan and recommended the new plan and forms of award agreements thereunder to the Board for approval. The Board approved the new plan and awards in February 2016 and approved awards to officers under the plan in March 2016. See "—2016 Cash Long-Term Incentive Plan" below.

Role of Compensation Experts

The CNG Committee did not retain any consultants to evaluate compensation of officers or directors with respect to 2015 compensation. Historically, the CNG Committee periodically has utilized consultants to get a basic sense of the market, but has considered the advice of the consultant as only one of many factors among the other items discussed in this compensation discussion and analysis. For a more detailed description of the CNG Committee and its responsibilities, see "Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance" in this Annual Report on Form 10-K.

During 2015, at the direction of the Board, the CNG Committee retained Meridian Compensation Partners ("Meridian") to advise on a new long-term incentive strategy to be implemented in 2016 in order to incentivize and retain management in light of the significant decrease in phantom unit award value and GP Bonus Awards. See "—2016 Cash Long-Term Incentive Plan" below. In selecting Meridian as its compensation consultant, the CNG Committee assessed the independence of Meridian pursuant to SEC rules and considered, among other things, whether Meridian provides any other services to NRP, the policies of Meridian that are designed to prevent any conflict of interest between Meridian, the CNG Committee and NRP, any personal or business relationship between Meridian and a member of the CNG Committee or one of NRP’s executive officers and whether Meridian owned any of NRP’s common units.  In addition to the foregoing, the CNG Committee received documentation from Meridian addressing the firm’s independence.  Meridian was engaged directly by the CNG Committee, reports exclusively to the CNG Committee and does not provide any additional services to NRP.  The CNG Committee has concluded that Meridian is independent and does not have any conflicts of interest.  While management did cooperate with Meridian in collecting data with respect to NRP’s compensation programs, the CNG Committee determined that management had not attempted to influence Meridian’s review or recommendations.

Role of Our Executive Officers in the Compensation Process

Mr. Hogan, our President and Chief Operating Officer, provided Mr. Robertson with recommendations relating to the executive officers other than himself in connection with the evaluation of the 2015 compensation programs. Mr. Robertson considered those recommendations and provided the CNG Committee with recommendations for all of the executive officers other than himself. Mr. Robertson relied on his personal experience in setting compensation over a number of years in determining the appropriate amounts for each employee, and considered each of the factors described elsewhere in this compensation discussion and analysis. Mr. Robertson and Mr. Hogan attended the CNG Committee meetings at which the Committee deliberated and approved the compensation, but were excused from the meetings when the CNG Committee discussed their compensation. No other named executive officer assumed an active role in the evaluation or design of the 2015 executive officer compensation programs.

Evaluation of 2015 Performance; Components of Compensation

2015 Performance

During 2015, NRP’s Adjusted EBITDA and distributable cash flow, which the Board considers to be the critical measures in evaluating NRP’s operating performance, met or exceeded the guidance issued to the public markets in February 2015, as revised in August 2015. Despite the rapidly deteriorating coal and oil and gas markets in 2015, we recorded Adjusted EBITDA in 2015 of $292.1 million, which was essentially flat compared to our Adjusted EBITDA in 2014, and distributable cash flow of $197.0 million, which exceeded market expectations and was down only 5% compared to 2014. During 2015, as part of NRP’s strategic plan to pay down debt and improve its balance sheet and credit metrics, the Board reduced the cash distribution paid to unitholders by over 87%. We used the cash savings from the distribution reduction to permanently reduce our outstanding debt by approximately $91.0 million. The reduction in the distribution resulted in a significant decline in NRP’s unit price, which diminished the long-term incentive and retention value of management’s phantom unit awards and GP Bonus Awards.

Base Salaries

With the exception of Mr. Robertson, who, as described above, does not receive a salary for his services as Chief Executive Officer, our named executive officers are paid an annual base salary by Quintana Minerals Corporation ("Quintana") and Western Pocahontas Properties Limited Partnership ("Western Pocahontas") for services rendered to us by the executive officers during the fiscal year. We then reimburse Quintana and Western Pocahontas based on the time allocated by each executive officer to our business. The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. The CNG Committee reviews and approves the full salaries paid to each executive officer by Quintana and Western Pocahontas, based on both the actual time allocations to NRP in the prior year and the anticipated time allocations in the coming year. Adjustments in base salary are based on an evaluation of individual performance, our partnership’s overall performance during the fiscal year and the individual’s contribution to our overall performance.

In determining salaries for NRP’s executive officers for 2015, at the December 2014 meeting, the CNG Committee considered the financial performance of NRP for the nine months ended September 30, 2014 as well as the projected financial performance of NRP for the fourth quarter of 2014 and for the year ending December 31, 2015. The CNG Committee also considered the individual performance of each member of the executive management team during 2014 and the changes to the management team that became effective during the year. Based on its review, the CNG Committee approved the salaries disclosed in the Summary Compensation Table below.

Annual Cash Incentive Awards

Each named executive officer participated in two cash incentive programs in 2015, with the exception of Mr. Robertson who did not participate in the cash bonus program. The first program is a discretionary cash bonus award approved in February 2016 by the CNG Committee based on similar criteria used to evaluate the annual base salaries. The bonuses awarded with respect to 2015 under this program are disclosed in the Summary Compensation Table under the Bonus column. As with the base salaries, there are no formulas or specific performance targets related to these awards. The bonuses for Mr. Hogan and Ms. Wilson were increased over the prior year in order to partially offset declines in their overall compensation due to the significant declines in phantom unit award value and GP Bonus Awards; however, in spite of the increased bonuses, total compensation earned in 2015 by our named executive officers was significantly lower than total compensation earned in 2014.

Under the second cash incentive program (the GP Bonus Award program), our general partner has set aside the cash distributions it receives on an annual basis with respect to distributions on NRP’s common units held by our general partner for awards to our executive officers, including Mr. Robertson. Although Mr. Robertson has the sole discretion to determine the GP Bonus Awards allocated to each executive officer, including himself, the cash awards that our officers receive under this plan are reviewed by the CNG Committee and taken into account when making determinations with respect to salaries, bonuses and long-term incentive awards. Unlike the discretionary cash bonus award described above, the GP Bonus Awards are paid by the general partner and not reimbursed by NRP. However, because the GP Bonus Awards represent compensation to executive officers related to services provided to NRP, they are recorded by NRP as general and administrative expenses and equity contributions from the general partner. Prior to 2015, we did not record the GP Bonus Awards cash compensation paid by the general partner as an expense.

The amounts received by the named executive officers (with the exception of Mr. Nunez, who was not employed by NRP during 2014) under the GP Bonus Award program were significantly lower for 2015 as compared to 2014 due to the 87% reduction in the per unit distribution paid by NRP during the calendar year ended December 31, 2015. This decrease resulted in a decreased overall amount allocated to the executive officers.

Long-Term Incentive Compensation

At the time of our initial public offering, we adopted the Natural Resource Partners Long-Term Incentive Plan for our directors and all the employees who perform services for NRP, including the executive officers. Historically, we considered long-term equity-based incentive compensation to be the most important element of our compensation program for executive officers because we believed that these awards kept our officers focused on the growth of NRP, particularly the sustainability and long-term growth of quarterly distributions and their impact on our unit price, over an extended time horizon.

Our CNG Committee has historically approved annual awards of phantom units that vest four years from the date of grant. The amounts included in the compensation table reflect the grant date fair value of the unit awards determined in accordance with FASB stock compensation authoritative guidance. NRP bears 100% of the costs of the phantom units. We structured the phantom unit awards so that our executive officers and directors directly benefited along with our unitholders when our unit price increases, and experienced reductions in the value of their incentive awards when our unit price declined. Similarly, because the awards are forfeited by the executives upon termination of employment in most instances, the long-term vesting component of these awards encouraged our senior executives and employees to remain with NRP over an extended period of time, thereby ensuring continuity in our management team. Consistent with this approach, we included DERs as a possible award to be granted under the plan. The DERs are contingent rights, granted in tandem with phantom units, to receive upon vesting of the related phantom units an amount in cash equal to the cash distributions made by NRP with respect to the common units during the period in which the phantom units are outstanding.

As noted below, in light of current market conditions, the currently low value of NRP’s common units and the strategic plan to dedicate all free cash flow towards reducing NRP’s leverage, the CNG Committee determined that the phantom units and DERs awarded under the Long-Term Incentive Plan no longer held retentive value for NRP’s management team. As a result, the CNG Committee recommended, and the Board approved, the 2016 Cash Long-Term Incentive Plan described below.

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

Quintana and Western Pocahontas also maintain tax-qualified 401(k) and defined contribution retirement plans. Quintana matches 100% of the first 4.5% of the employee contributions under the 401(k) plan and Western Pocahontas matches the employee contributions at a level of 100% of the first 3% of the contribution and 50% of the next 3% of the contribution. In addition, each company contributes 1/12 of each employee’s base salary to the defined contribution retirement plan on an annual basis. As with the other contributions, any amounts contributed by Quintana and Western Pocahontas are reimbursed by us based on the time allocated by the employee to our business. None of NRP, Quintana or Western Pocahontas maintains a pension plan or a defined benefit retirement plan.

2016 Cash Long-Term Incentive Plan

As discussed above, in February 2016, the CNG Committee adopted a new cash-based long-term incentive plan and recommended the new plan and awards thereunder to the non-management members of the Board for approval. The Board approved the new plan and the forms of long-term incentive award agreements in February 2016. Under the new plan, the executive officers are eligible to receive two types of cash incentive awards: (1) time vesting awards that will vest 50% in February 2017 and 50% in February 2018, and (2) performance-based awards that will generally vest 50% upon the repayment, refinancing or rollover of the Opco revolving credit facility that matures in October 2017 and 50% upon the repayment, refinancing or rollover of NRP’s 9.125% Senior Notes due October 2018, in each case as determined by the Board and depending upon the continued employment of the applicable executive officer. Up to an additional 100% of the amount of the performance-based awards may be awarded to the executive officers in the sole discretion of the Board after considering additional performance criteria including, but not limited to, NRP’s common unit price, projected EBITDA, and leverage ratio.

In March 2016, the Board made awards under the new plan to NRP’s executive officers. The awards made in March 2016 to the named executive officers under the new cash long-term incentive plan are as follows:

2016 Cash Incentive Awards
	Performance Award Grant Amount	Time Vesting Award Grant Amount	Total Grant Amount	Total Maximum Payout Amount (1)
Corbin J. Robertson, Jr. - Chairman and Chief Executive Officer	$1,500,000	$500,000	$2,000,000	$3,500,000

Wyatt L. Hogan - President and Chief Operating Officer	750,000	250,000	1,000,000	1,750,000

Craig W. Nunez - Chief Financial Officer and Treasurer	562,500	187,500	750,000	1,312,500

Kathryn S. Wilson - Vice President, General Counsel and Secretary	450,000	150,000	600,000	1,050,000

Christopher J. Zolas - Chief Accounting Officer	150,000	150,000	300,000	450,000

(1)	Assumes the Board determines to award the discretional additional 100% of the performance-based award amounts.

Unit Ownership Requirements

We do not have any policy guidelines that require specified ownership of our common units by our directors or executive officers or unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of December 31, 2015, our named executive officers held 308,725 phantom units that have been granted as compensation. In addition, Mr. Robertson directly or indirectly owns in excess of 20% of the outstanding units of NRP.

Securities Trading Policy

Our insider trading policy states that executive officers and directors may not purchase or sell puts or calls to sell or buy our common units, engage in short sales with respect to our common units, or buy our securities on margin.

Tax Implications of Executive Compensation

Because we are a partnership, Section 162(m) of the Internal Revenue Code does not apply to compensation paid to our named executive officers and accordingly, the CNG Committee did not consider its impact in determining compensation levels in 2013, 2014 or 2015. The CNG Committee has taken into account the tax implications to the partnership in its decision to limit the long-term incentive compensation to phantom units as opposed to options or restricted units.

Accounting Implications of Executive Compensation

The CNG Committee has considered the partnership accounting implications, particularly the "book-up" cost, of issuing equity as incentive compensation, and has determined that phantom units offer the best accounting treatment for the partnership while still motivating and retaining our executive officers.

Report of the Compensation, Nominating and Governance Committee

The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the CNG Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2015.

Robert T. Blakely, Chairman
Russell D. Gordy
Robert B. Karn III
Leo A. Vecellio, Jr.

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for compensation in 2013, 2014 and 2015 based on each individual’s allocation of time to Natural Resource Partners:

Name and Principal Position (1)	Year	Salary	Cash Bonus	Phantom Unit Awards (2)	All Other Compensation (3)	Total
Corbin J. Robertson, Jr. - Chief Executive	2015	$—	$—	$321,912	$—	$321,912
Officer	2014	—	—	595,728	—	595,728
	2013	—	—	712,000	—	712,000

Wyatt L. Hogan - President and Chief	2015	$400,000	$400,000	$160,956	$33,783	$994,739
Operating Officer	2014	377,654	225,000	186,165	33,336	822,155
	2013	344,970	126,900	222,500	31,358	725,728

Craig W. Nunez - Chief Financial Officer (4)	2015	$375,000	$375,000	$446,575	$33,783	$1,230,358

Kathryn S. Wilson - Vice President, General	2015	$315,250	$175,000	$84,949	$33,413	$608,612
Counsel and Secretary (5)	2014	291,375	100,000	121,007	30,869	543,251

Christopher J. Zolas - Chief Accounting Officer (4)	2015	$244,932	$150,000	$239,295	$30,858	$665,085

(1)	In 2015, Messrs. Robertson, Hogan, Nunez, Ms. Wilson and Mr. Zolas spent approximately 50%, 100%, 100%, 97% and 100%, respectively, of their time on NRP matters.

(2)
Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Phantom unit awards granted in 2015 for Messrs. Nunez and Zolas, both of which were hired in 2015, vest in February 2016 through 2019, while phantom unit awards granted in 2015 for Messrs. Robertson and Hogan and Ms. Wilson vest in 2019.

(3)	Includes portions of 401(k) matching and retirement contributions allocated to Natural Resource Partners by Quintana.

(4)	Messrs. Nunez and Zolas were not a named executive officer for purposes of this Summary Compensation Table during 2014 or 2013.

(5)	Ms. Wilson was not a named executive officer for purposes of this Summary Compensation Table during 2013.

The following table sets forth the GP Bonus Awards paid by the general partner and not reimbursed by NRP as described above. These GP Bonus Award amounts are not included in the summary compensation table.

Name and Principal Position	Year	Amount
Corbin J. Robertson, Jr. - Chief Executive Officer	2015	$160,000
	2014	180,000
	2013	456,000

Wyatt L. Hogan - President and Chief Operating Officer	2015	$160,000
	2014	384,000
	2013	391,000

Craig W. Nunez - Chief Financial Officer	2015	$160,000

Kathryn S. Wilson - Vice President, General Counsel and Secretary	2015	$125,000
	2014	180,000

Christopher J. Zolas - Chief Accounting Officer	2015	$52,000

Grants of Plan-Based Awards in 2015

The following table sets forth the grant date and fair value of phantom unit awards granted in 2015.

Named Executive Officer	Grant Date	Phantom Units (1)	Grant Date Fair Value of Unit Awards (2)
Corbin J. Robertson, Jr.	2/10/2015	36,000	$321,912
Wyatt L. Hogan	2/10/2015	18,000	160,956
Craig W. Nunez (3)	2/11/2015	50,000	446,575
Kathryn S. Wilson	2/10/2015	9,500	84,949
Christopher J. Zolas (4)	3/9/2015	30,000	239,295

(1)
The phantom units granted in February 2015 and vest in February 2019. The unit numbers in the table above do not give effect to NRP’s one-for-ten (1:10) reverse common unit split that became effective on February 17, 2016.

(2)
Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures plus accumulated DERs. For information regarding the assumptions used in calculating these amounts, see Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Mr. Nunez received 11,000 phantom units that vested in February 2016 and 12,000, 13,000 and 14,000 phantom units that vest in February 2016, 2017, 2018 and 2019, respectively.

(4)	Mr. Zolas received 6,000 phantom units that vested in February 2016 and 6,500, 8,000 and 8,500 phantom units that vest in February 2016, 2017, 2018 and 2019, respectively.

None of our executive officers has an employment agreement, and the salary, bonus and phantom unit awards noted above are approved by the CNG Committee. See our disclosure under "—Compensation Discussion and Analysis" for a description of the factors that the CNG Committee considers in determining the amount of each component of compensation.

Subject to the rules of the exchange upon which the common units are listed at the time, the Board and the CNG Committee have the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce any award to a participant without the consent of the participant.

The CNG Committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines, including the vesting period. Outstanding grants vest upon a change in control of NRP, our general partner or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the Board terminates for any reason, outstanding grants will be automatically forfeited unless and to the extent the CNG Committee provides otherwise.

As stated above under "—Compensation Discussion and Analysis," we have no outstanding option grants, and do not intend to grant any options or restricted unit awards in the future. In addition, the CNG Committee determined to make cash long-term incentive awards in 2016 in lieu of phantom unit awards as described above under "—Compensation Discussion and Analysis—2016 Cash Long-Term Incentive Plan." The CNG Committee may determine to make additional awards of phantom units in the future.

Phantom Units Vested in 2015

The table below shows the phantom units that vested in 2015 with respect to each named executive officer, along with the phantom unit value realized by each individual:

Named Executive Officer	Phantom Units Vested in 2015 (1)	Value Realized on 2015 Vesting
Corbin J. Robertson, Jr.	33,000	$295,350
Wyatt L. Hogan	9,000	80,550
Craig W. Nunez	—	—
Kathryn S. Wilson	4,500	40,275
Christopher J. Zolas	—	—

(1)	The unit numbers in the table above do not give effect to NRP’s one-for-ten (1:10) reverse common unit split that became effective on February 17, 2016.

Outstanding Awards at December 31, 2015

The table below shows the total number of outstanding phantom units held by each named executive officer at December 31, 2015. The phantom units shown below have been awarded over the last four years, with a portion of the phantom units having vesting in February 2016 and the remaining portion vesting in each of 2017, 2018 and 2019.

Named Executive Officer	Unvested Phantom Units (1)		Market Value of Unvested Phantom Units (2)
Corbin J. Robertson, Jr.	133,600	(3)	$169,281
Wyatt L. Hogan	66,800	(4)	84,836
Craig W. Nunez	50,000	(5)	63,500
Kathryn S. Wilson	28,325	(6)	35,973
Christopher J. Zolas	30,000	(7)	38,100

(1)	The unit numbers in the table above do not give effect to NRP’s one-for-ten (1:10) reverse common unit split that became effective on February 17, 2016.

(2)	Based on a unit price of $1.27, the closing price for the common units on December 31, 2015.

(3)	Includes 32,000 phantom units vested in February 2016 and 32,000, 33,600 and 36,000 phantom units vesting in February 2017, 2018 and 2019, respectively.

(4)	Includes 16,000 phantom units vested in February 2016 and 16,000, 16,800 and 18,000 phantom units vesting in February 2017, 2018 and 2019, respectively.

(5)	Includes 11,000 vested in February 2016 and 12,000, 13,000 and 14,000 phantom units vesting in February 2017, 2018 and 2019, respectively.

(6)	Includes 5,500 phantom units vested in February 2016, and 6,500, 6,825 and 9,500 phantom units vesting in February 2017, 2018 and 2019, respectively.

(7)	Includes 6,000 phantom units vested in February 2016 and 6,500, 8,000 and 9,500 phantom units vesting in February 2017, 2018 and 2019, respectively.

Potential Payments upon Termination or Change in Control

None of our executive officers have entered into employment agreements with Natural Resource Partners or its affiliates. Consequently, there are no severance benefits payable to any executive officer upon the termination of their employment. Upon the occurrence of a change in control of NRP, our general partner or GP Natural Resource Partners LLC, the outstanding phantom unit awards held by each of our executive officers would immediately vest. The table below indicates the impact of a change in control on the outstanding equity-based awards at December 31, 2015, assuming a settlement value of $1.21 (the 20-day average of the common units as of December 31, 2015, as required pursuant to the terms of the phantom units).

Named Executive Officer	Unvested Phantom Units (1)	Market Value of Phantom Units	Accumulated DERs	Total Potential Payments
Corbin J. Robertson, Jr.	133,600	$161,589	$365,100	$526,689
Wyatt L. Hogan	66,800	80,795	182,550	263,345
Craig W. Nunez	50,000	60,475	11,250	71,725	(2)
Kathryn S. Wilson	28,325	34,259	56,728	90,987	(3)
Christopher J. Zolas	30,000	36,285	6,750	43,035	(4)

(1)	The unit numbers in the table above do not give effect to NRP’s one-for-ten (1:10) reverse common unit split that became effective on February 17, 2016.

(2)	Phantom units vesting in 2016, 2017, 2018 and 2019 include accrued DERs from February 11, 2015, the date of the grant of these units to Mr. Nunez.

(3)	Phantom units vested in 2015 and phantom units vesting in 2016 and 2017 include accrued DERs from February 12, 2013, the date of the grant of these units to Ms. Wilson.

(4)	Phantom units vesting in 2016, 2017, 2018 and 2019 include accrued DERs from March 9, 2015, the date of the grant of these units to Mr. Zolas.

Directors’ Compensation for the Year Ended December 31, 2015

The table below shows the directors’ compensation for the year ended December 31, 2015. As with our named executive officers, we do not grant any options or restricted units to our directors:

Name of Director	Fees Earned or Paid in Cash (1)	Phantom Unit Awards (2)(3)	Total
Robert Blakely	$85,000	$36,662	$121,662
Russell Gordy	65,000	36,662	101,662
Donald Holcomb	60,000	36,662	96,662
Robert Karn III	85,000	36,662	121,662
S. Reed Morian	60,000	36,662	96,662
Richard Navarre	65,000	36,662	101,662
Corbin J. Robertson, III	60,000	36,662	96,662
Stephen Smith	80,000	36,662	116,662
Leo A. Vecellio, Jr.	65,000	36,662	101,662

(1)
In 2015, the annual retainer for the directors was $60,000, and the directors did not receive any additional fees for attending meetings. Each chairman of a committee received an annual fee of $10,000 for serving as chairman, and each committee member received $5,000 for serving on a committee.

(2)
Amounts represent the grant date fair value of unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
As of December 31, 2015, each director held 15,385 phantom units, of which 3,700 phantom units vested in February 2016, and 3,700, 3,885 and 4,100 phantom units will vest in February 2017, 2018 and 2019, respectively. The awards amounts included in the foregoing sentence vesting in 2017, 2018 and 2019 do not give effect to NRP’s one-for-ten (1:10) reverse common unit split that became effective on February 17, 2016. Phantom unit awards outstanding on the effective date of the reverse unit split were adjusted accordingly.

The table below shows the phantom units that vested in 2015 with respect to each Director, along with the value realized by each individual:

Director	Phantom Units Vested in 2015 (1)	Value Realized on 2015 Vesting
Robert Blakely	3,580	$59,893
Russell Gordy	3,580	40,275
Donald Holcomb	3,580	40,275
Robert Karn III	3,580	59,893
S. Reed Morian	3,580	59,893
Richard Navarre	3,580	40,275
Corbin J. Robertson, III	3,580	42,244
Stephen Smith	3,580	59,893
Leo A. Vecellio, Jr.	3,580	59,893

(1)	The unit numbers in the table above do not give effect to NRP’s one-for-ten (1:10) reverse common unit split that became effective on February 17, 2016.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2015, Messrs. Blakely, Gordy, Karn and Vecellio served on the CNG Committee. None of Messrs. Blakely, Gordy, Karn or Vecellio has ever been an officer or employee of NRP or GP Natural Resource Partners LLC. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board or CNG Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 1, 2016, the amount and percentage of our common units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of the directors and executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown. The information presented in this Item 12. does not give effect to the one-for-ten reverse unit split that was effective on February 17, 2016.

Name of Beneficial Owner	Common Units	Percentage of Common Units(1)
Corbin J. Robertson, Jr. (2)	24,346,308	19.9%
Western Pocahontas Properties Limited Parntership (3)	17,279,860	14.1%
Wyatt L. Hogan(4)	12,500	*
Craig W. Nunez	—	—
Kevin J. Craig	18,000	*
David M. Hartz	—	*
Kathy H. Roberts	20,000	*
Kathryn S. Wilson	—	—
Gregory F. Wooten	—	—
Christopher J. Zolas	—	—
Robert T. Blakely	22,500	*
Russell D. Gordy(5)	70,000	*
Donald R. Holcomb(6)	5,469,950	4.5%
Robert B. Karn III(7)	5,634	*
S. Reed Morian(8)	6,161,588	5.0%
Richard A. Navarre	10,000	*
Corbin J. Robertson III(9)	1,727,892	1.4%
Stephen P. Smith	3,552	*
Leo A. Vecellio, Jr.	20,000	*
Directors and Officers as a Group	37,887,924	31.0%

*	Less than one percent.

(1)	Percentages based upon 122,299,825 common units issued and outstanding as of February 1, 2016. Unless otherwise noted, beneficial ownership is less than 1%.

(2)
Mr. Robertson may be deemed to beneficially own the 17,279,860 common units owned by Western Pocahontas Properties Limited Partnership, 5,627,120 common units held by Western Bridgeport, Inc., 110,206 common units held by Western Pocahontas Corporation and 56 common units held by QMP Inc. Also included are 31,540 common units held by Barbara Robertson, Mr. Robertson’s spouse. Mr. Robertson’s address is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002. The 5,627,120 units held by Western Bridgeport are pledged as collateral for a loan.

(3)	These common units may be deemed to be beneficially owned by Mr. Robertson. The address of Western Pocahontas Properties Limited Partnership is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.

(4)
Of these common units, 500 common units are owned by the Anna Margaret Hogan 2002 Trust, 500 common units are owned by the Alice Elizabeth Hogan 2002 Trust, and 500 common units are held by the Ellen Catlett Hogan 2005 Trust. Mr. Hogan is a trustee of each of these trusts.

(5)	Mr. Gordy may be deemed to beneficially own 50,000 common units owned by Minion Trail, Ltd. and 20,000 common units owned by Rock Creek Ranch 1, Ltd.

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

(8)
Mr. Morian may be deemed to beneficially own 3,448,624 common units owned by Shadder Investments and 600,972 common units held by Mocol Properties. The 3,448,624 units owned by Shadder Investments are pledged as collateral for a loan agreement.

(9)
Mr. Robertson may be deemed to beneficially own 97,828 common units held CIII Capital Management, LLC, 100,000 common units held by BHJ Investments, 50,461 common units held by The Corbin James Robertson III 2009 Family Trust and 387 common units held by his spouse, Brooke Robertson. The address for CIII Capital Management, LLC is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002, the address for BHJ Investments is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002 and the address for The Corbin James Robertson III 2009 Family Trust is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002. The following common units are pledged as collateral for loans: 295,413 common units owned directly by Mr. Robertson.

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

Restricted Business Contribution Agreement

In connection with our partnership with Christopher Cline and his affiliates, Mr. Cline, Foresight Reserves LP and Adena (collectively, the "Cline Parties") and NRP have executed a Restricted Business Contribution Agreement. Pursuant to the terms of the Restricted Business Contribution Agreement, the Cline Parties and their affiliates are obligated to offer to NRP any business owned, operated or invested in by the Cline Parties, subject to certain exceptions, that either (a) owns, leases or invests in hard minerals or (b) owns, operates, leases or invests in transportation infrastructure relating to future mine developments by the Cline Parties in Illinois. In addition, we created an area of mutual interest (the "AMI") around certain of the properties that we have acquired from Cline affiliates. During the applicable term of the Restricted Business Contribution Agreement, the Cline Parties will be obligated to contribute any coal reserves held or acquired by the Cline Parties or their affiliates within the AMI to us. In connection with the offer of mineral properties by the Cline Parties to NRP, the parties to the Restricted Business Contribution Agreement will negotiate and agree upon an area of mutual interest around such minerals, which will supplement and become a part of the AMI.

We have made several acquisitions from Cline affiliates pursuant to the Restricted Business Contribution Agreement. For a summary of recent acquisitions and revenues that we have derived from the Cline relationship, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Acquisitions" and "—Transactions with Cline Affiliates."

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

Mr. Holcomb is a manager of Cline Trust Company, LLC, which owns approximately 0.54 million of our common units and $20 million in principal amount of our 9.125% Senior Notes due 2018. The members of the Cline Trust Company are four trusts for the benefit of the children of Christopher Cline, each of which owns an approximately equal membership interest in the Cline Trust Company. Mr. Holcomb also serves as trustee of each of the four trusts.

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

•	The ownership and operation of transportation, storage and related logistics activities related to extracted hard minerals.

The businesses and investments described in this paragraph are referred to as the "NRP Businesses."

NRP’s acquisition strategy also includes:

•	The ownership of non-operating working interests in oil and gas properties.

•	The ownership of non-controlling equity interests in companies involved in natural resource development and extraction.

•	The operation of construction aggregates mining and production businesses.

The businesses and investments described in this paragraph are referred to as the "Shared Businesses."

NRP’s business strategy does not, and is not expected to, include:

•	The ownership of equity interests in companies involved in the mining or extraction of coal.

•	Investments that do not generate "qualifying income" for a publicly traded partnership under U.S. tax regulations.

•	Investments outside of North America.

•
Midstream or refining businesses that do not involve hard extracted minerals, including the gathering, processing, fractionation, refining, storage or transportation of oil, natural gas or natural gas liquids.

In addition, although NRP’s current oil and gas strategy is focused on the acquisition of minerals, royalties and non-operated working interests, NRP may also consider the acquisition of operated interests. The businesses and investments described in this paragraph are referred to as the "Non-NRP Businesses."

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

For more information on our relationship with Corsa Coal, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Quintana Capital Group GP, Ltd."

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

Excluding VantaCore, we do not have any officers or employees and rely solely on officers and employees of GP Natural Resource Partners LLC and its affiliates.

Excluding our VantaCore business, we do not have any officers or employees and rely solely on officers and employees of GP Natural Resource Partners LLC and its affiliates. Affiliates of GP Natural Resource Partners LLC conduct businesses and activities of their own in which we have no economic interest. If these separate activities are significantly greater than our activities, there could be material competition for the time and effort of the officers and employees who provide services to our general partner. The officers of GP Natural Resource Partners LLC are not required to work full time on our affairs. These officers devote significant time to the affairs of the WPP Group or its affiliates and are compensated by these affiliates for the services rendered to them.

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

The Conflicts Committee Charter is is available upon request.

Director Independence

For a discussion of the independence of the members of the Board of Directors of our managing general partner under applicable standards, see "Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance—Corporate Governance—Independence of Directors," which is incorporated by reference into this Item 13.

Review, Approval or Ratification of Transactions with Related Persons

If a conflict or potential conflict of interest arises between our general partner and its affiliates (including the WPP Group, the Cline entities, and their affiliates) on the one hand, and our partnership and our limited partners, on the other hand, the resolution of any such conflict or potential conflict is addressed as described under "—Conflicts of Interest."

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board and as provided in the Omnibus Agreement, the Restricted Business Contribution Agreement, and our partnership agreement. For the year ended December 31, 2015, there were no transactions where such guidelines were not followed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax work for fiscal 2015 and 2014. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst &Young LLP:

	2015	2014
Audit Fees(1)	$1,192,306	$1,056,542
Tax Fees(2)	773,005	738,626
All Other Fees(3)	2,400	1,910

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

Audit and Non-Audit Services Pre-Approval Policy

I. Statement of Principles

Under the Sarbanes-Oxley Act of 2002 (the "Act"), the Audit Committee of the Board of Directors is responsible for the appointment, compensation and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence from the Partnership. To implement these provisions of the Act, the SEC has issued rules specifying the types of services that an independent auditor may not provide to its audit client, as well as the audit committee’s administration of the engagement of the independent auditor. Accordingly, the Audit Committee has adopted, and the Board of Directors has ratified, this Audit and Non-Audit Services Pre-Approval Policy (the "Policy"), which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved.

The SEC’s rules establish two different approaches to pre-approving services, which the SEC considers to be equally valid. Proposed services may either be pre-approved without consideration of specific case-by-case services by the Audit Committee ("general pre-approval") or require the specific pre-approval of the Audit Committee ("specific pre-approval"). The Audit Committee believes that the combination of these two approaches in this Policy will result in an effective and efficient procedure to pre-approve services performed by the independent auditor. As set forth in this Policy, unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent auditor. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee.

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

IV. Audit-related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Partnership’s financial statements or that are traditionally performed by the independent auditor. Because the Audit Committee believes that the provision of audit-related services does not impair the independence of the auditor and is consistent with the SEC’s rules on auditor independence, the Audit Committee may grant general pre-approval to audit-related services. Audit-related services include, among others, due diligence services pertaining to potential business acquisitions/dispositions; accounting consultations related to accounting, financial reporting or disclosure matters not classified as "Audit Services"; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; financial audits of employee benefit plans; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and assistance with internal control reporting requirements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules
See "Item 8. Financial Statements and Supplementary Data."

(a)(3) Ciner Wyoming LLC Financial Statements. The financial statements of Ciner Wyoming LLC required pursuant to Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.3.

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

4.8	—	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed June 23, 2003).
4.9	—	Form of Series A Note (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 23, 2003).
4.10	—	Form of Series B Note (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed June 23, 2003).
4.11	—	Form of Series D Note (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K filed February 28, 2007).
4.12	—	Form of Series E Note (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 29, 2007).
4.13	—	Form of Series F Note (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 7, 2009).
4.14	—	Form of Series G Note (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q filed May 7, 2009).
4.15	—	Form of Series H Note (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 5, 2011).
4.16	—	Form of Series I Note (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q filed May 5, 2011).
4.17	—	Form of Series J Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 15, 2011).
4.18	—	Form of Series K Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 3, 2011).
4.19	—
Registration Rights Agreement, dated as of January 23, 2013, by and among Natural Resource Partners L.P. and the Investors named therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on January 25, 2013).

4.20	—
Amendment No. 1 to Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated March 6, 2012 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed on August 7, 2012).

Exhibit Number		Description
4.21	—
Indenture, dated September 18, 2013, by and among Natural Resource Partners L.P. and NRP Finance Corporation, as issuers, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 19, 2013).

4.22	—	Form of 9.125% Senior Notes due 2018 (contained in Exhibit 1 to Exhibit 4.22).
4.23	—
9.125% Senior Note due 2018 in $20,000,000 aggregate principal amount issued by Natural Resource Partners L.P. and NRP Finance Corporation to Cline Trust Company, LLC, dated October 17, 2014 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on October 20, 2014).

4.24	—
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

10.3	—	Natural Resource Partners Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2008).
10.4***	—	Form of Phantom Unit Agreement (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2007).
10.5***	—	Natural Resource Partners Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2002).
10.6	—
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

Exhibit Number		Description
10.9	—
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

10.10	—
Common Unit Purchase Agreement, dated January 23, 2013, by and among Natural Resource Partners, L.P. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 25, 2013).

10.11	—
Limited Liability Company Agreement of Ciner Wyoming LLC (formerly OCI Wyoming LLC), dated June 30, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Ciner Resources LP (formerly OCI Resources LP) on July 2, 2014).

10.12
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed by Ciner Resources LP (formerly OCI Resources LP) on November 5, 2015).

10.13	—
Credit Agreement, dated as of August 12, 2013, among NRP Oil and Gas LLC, Wells Fargo Bank, N.A., as Administrative Agent, and Wells Fargo Securities, LLC as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 13, 2013).

10.14	—
First Amendment to Credit Agreement, dated effective as of December 19, 2013, among NRP Oil and Gas LLC, Wells Fargo Bank, N.A., as Administrative Agent, and Wells Fargo Securities, LLC as Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 20, 2013).

10.15
Second Amendment to Credit Agreement entered into effective as of November 12, 2014 among NRP Oil and Gas LLC, each of the Lenders that is a signatory thereto, and Wells Fargo Bank, N.A., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 14, 2014).

10.16***		Natural Resource Partners L.P. 2016 Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 26, 2016).
10.17***		Form of Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 26, 2016).
10.18***		Form of Long-Term Performance Award Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 26, 2016).
21.1*	—	List of subsidiaries of Natural Resource Partners L.P.
23.1*	—	Consent of Ernst & Young LLP.

Exhibit Number		Description
23.2*	—	Consent of Deloitte & Touche LLP.
23.3*	—	Consent of Netherland, Sewell & Associates, Inc.
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
95.1*	—	Mine Safety Disclosure.
99.1	—
Description of certain provisions of the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 21, 2010).

99.2*	—	Report of Netherland, Sewell & Associates, Inc.
99.3*	—	Financial Statements of Ciner Wyoming LLC as of and for the years ended December 31, 2015, 2014 and 2013.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: March 11, 2016
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2016
	By:	/s/ CRAIG W. NUNEZ
Craig W. Nunez
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: March 11, 2016
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2016
/s/ ROBERT T. BLAKELY
Robert T. Blakely
Director

Date: March 11, 2016
/s/ RUSSELL D. GORDY
Russell D. Gordy
Director

Date: March 11, 2016
/s/ DONALD R. HOLCOMB
Donald R. Holcomb
Director

Date: March 11, 2016
/s/ ROBERT B. KARN III
Robert B. Karn III
Director

Date: March 11, 2016
/s/ S. REED MORIAN
S. Reed Morian
Director

Date: March 11, 2016
/s/ RICHARD A. NAVARRE
Richard A. Navarre
Director

Date: March 11, 2016
/s/ CORBIN J. ROBERTSON III
Corbin J. Robertson III
Director

Date: March 11, 2016
/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: March 11, 2016
/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr.
Director