Form 10-K/A
period 2015-12-31
NATURAL RESOURCE PARTNERS LP
filed 2016-03-14
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A solely to correct a typographical error in Ernst & Young LLP's independent registered public accountants’ report contained in Item 8. Financial Statements and Supplementary Data of our original Annual Report on Form 10-K filed on March 11, 2016 (the "Original Report"). There are no changes to the financial or supplemental information contained in Item 8.

The typographical error was an inadvertent reference to Natural Resource Partners L.P. in regards to the amounts based on the report of other auditors. The amounts of Ciner Wyoming LLC, a Limited Liability Company in which Natural Resource Partners L.P. owns a 49% interest, were audited by Deloitte & Touche LLP and should have been referenced accordingly.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment the complete text of Item 8. We are also including in this amendment updated certifications of our principal executive and principal financial officers and updated consents of Ernst & Young LLP and Deloitte & Touche LLP.

This Amendment No. 1 on Form 10-K/A continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

i

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Natural Resource Partners L.P.

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Ciner Wyoming LLC (Ciner Wyoming), a Limited Liability Company in which Natural Resource Partners L.P. owns a 49% interest. In the consolidated financial statements Natural Resource Partners L.P.’s investment in Ciner Wyoming is stated at $262 million and $264 million as of December 31, 2015 and 2014, respectively, and Natural Resource Partners L.P.'s equity in the net income of Ciner Wyoming is stated at $50 million, $41 million and $34 million for the three years in the period ended December 31, 2015, respectively. Those statements were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to the amounts included for Ciner Wyoming, is based on the report of the other auditors.

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

Date: March 14, 2016
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2016
	By:	/s/ CRAIG W. NUNEZ
Craig W. Nunez
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: March 14, 2016
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Accounting Officer
(Principal Accounting Officer)

ITEM 15. EXHIBITS

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

10.16***		Natural Resource Partners L.P. 2016 Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 26, 2016).
10.17***		Form of Long-Term Incentive Award Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 26, 2016).
10.18***		Form of Long-Term Performance Award Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on February 26, 2016).
21.1+	—	List of subsidiaries of Natural Resource Partners L.P.
23.1*	—	Consent of Ernst & Young LLP.

Exhibit Number		Description
23.2*	—	Consent of Deloitte & Touche LLP.
23.3+	—	Consent of Netherland, Sewell & Associates, Inc.
31.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
95.1+	—	Mine Safety Disclosure.
99.1	—
Description of certain provisions of the Fourth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 21, 2010).

99.2+	—	Report of Netherland, Sewell & Associates, Inc.
99.3+	—	Financial Statements of Ciner Wyoming LLC as of and for the years ended December 31, 2015, 2014 and 2013.
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
***	Management compensatory plan or arrangement
+	Previously filed as an exhibit to the original Annual Report on Form 10‑K for the year ended December 31, 2015 filed on March 11, 2016.