Form 10-Q
period 2016-09-30
NATURAL RESOURCE PARTNERS LP
filed 2016-11-07
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 4, 2016 there were 12,232,006 Common Units outstanding.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,391	$41,204
Accounts receivable, net	44,139	43,633
Accounts receivable—affiliates, net	7,057	6,345
Inventory	7,160	7,835
Prepaid expenses and other	3,707	4,268
Current assets held for sale (see Note 6)	5,520	—
Current assets of discontinued operations (see Note 2)	991	17,844
Total current assets	160,965	121,129
Land	25,020	25,022
Plant and equipment, net	52,516	60,675
Mineral rights, net	924,181	984,522
Intangible assets, net	3,239	3,930
Intangible assets, net—affiliate	50,668	52,997
Equity in unconsolidated investment	257,661	261,942
Long-term contracts receivable—affiliate	44,224	47,359
Other assets	1,898	1,173
Other assets—affiliate	1,034	1,124
Non-current assets of discontinued operations (see Note 2)	—	110,162
Total assets	$1,521,406	$1,670,035
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$6,223	$5,022
Accounts payable—affiliates	829	801
Accrued liabilities	44,816	44,997
Accrued liabilities—affiliates	—	456
Current portion of long-term debt, net	158,597	80,745
Current liabilities of discontinued operations (see Note 2)	835	4,388
Total current liabilities	211,300	136,409
Deferred revenue	40,050	80,812
Deferred revenue—affiliates	74,663	82,853
Long-term debt, net	1,041,984	1,186,681
Long-term debt, net—affiliate	—	19,930
Other non-current liabilities	4,404	5,171
Non-current liabilities of discontinued operations (see Note 2)	—	85,237
Commitments and contingencies (see Note 11)
Partners’ capital:
Common unitholders’ interest (12,232,006 units outstanding)	154,315	79,094
General partner’s interest	928	(606)
Accumulated other comprehensive loss	(2,844)	(2,152)
Total partners’ capital	152,399	76,336
Non-controlling interest	(3,394)	(3,394)
Total capital	149,005	72,942
Total liabilities and capital	$1,521,406	$1,670,035

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues and other income:
Coal royalty and other	$27,504	$40,431	$116,336	$112,139
Coal royalty and other—affiliates	21,434	19,535	49,508	70,938
VantaCore	31,757	39,616	88,081	107,058
Equity in earnings of Ciner Wyoming	10,753	12,617	30,742	36,739
Gain on asset sales, net	6,426	1,833	27,280	6,903
Total revenues and other income	97,874	114,032	311,947	333,777

Operating expenses:
Operating and maintenance expenses	31,242	37,746	87,824	106,338
Operating and maintenance expenses—affiliates, net	4,062	1,744	9,948	8,090
Depreciation, depletion and amortization	11,929	15,666	32,181	44,512
Amortization expense—affiliate	902	771	2,328	2,516
General and administrative	4,268	1,809	10,676	6,014
General and administrative—affiliates	867	2,424	2,670	3,809
Asset impairments	5,697	361,703	7,681	365,506
Total operating expenses	58,967	421,863	153,308	536,785

Income (loss) from operations	38,907	(307,831)	158,639	(203,008)

Other income (expense)
Interest expense	(22,491)	(22,441)	(66,742)	(65,588)
Interest expense—affiliate	—	(464)	(523)	(1,388)
Interest income	3	—	29	16
Other expense, net	(22,488)	(22,905)	(67,236)	(66,960)

Net income (loss) from continuing operations	16,419	(330,736)	91,403	(269,968)
Income (loss) from discontinued operations (see Note 2)	7,112	(269,265)	2,001	(279,966)
Net income (loss)	23,531	(600,001)	93,404	(549,934)
Less: net loss attributable to non-controlling interest	—	1,244	—	—
Net income (loss) attributable to NRP	$23,531	$(598,757)	$93,404	$(549,934)

Net income (loss) attributable to limited partners:
Continuing operations	$16,155	$(322,133)	$89,771	$(263,799)
Discontinued operations	6,970	(263,880)	1,961	(274,367)
Total	$23,125	$(586,013)	$91,732	$(538,166)

Net income (loss) attributable to the general partner:
Continuing operations	$264	$(7,359)	$1,632	$(6,169)
Discontinued operations	142	(5,385)	40	(5,599)
Total	$406	$(12,744)	$1,672	$(11,768)

Basic and diluted net income (loss) per common unit:
Continuing operations	$1.32	$(26.34)	$7.34	$(21.57)
Discontinued operations	0.57	(21.57)	0.16	(22.43)
Total	$1.89	$(47.91)	$7.50	$(44.00)

Weighted average number of common units outstanding	12,232	12,232	12,232	12,232

Net income (loss)	$23,531	$(600,001)	$93,404	$(549,934)
Add: comprehensive loss from unconsolidated investment and other	(609)	(1,136)	(692)	(1,891)
Less: comprehensive loss attributable to non-controlling interest	—	1,244	—	—
Comprehensive income (loss) attributable to NRP	$22,922	$(599,893)	$92,712	$(551,825)
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Common Unitholders		General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

	Units	Amounts
Balance at December 31, 2015	12,232	$79,094	$(606)	$(2,152)	$76,336	$(3,394)	$72,942
Distributions to unitholders	—	(16,511)	(338)	—	(16,849)	—	(16,849)
Net income	—	91,732	1,672	—	93,404	—	93,404
Non-cash contributions	—	—	200	—	200	—	200
Comprehensive loss from unconsolidated investment and other	—	—	—	(692)	(692)	—	(692)
Balance at September 30, 2016	12,232	$154,315	$928	$(2,844)	$152,399	$(3,394)	$149,005

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$93,404	$(549,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	32,181	44,512
Amortization expense—affiliates	2,328	2,516
Distributions from equity earnings from unconsolidated investment	34,300	34,545
Equity earnings from unconsolidated investment	(30,742)	(36,739)
Gain on asset sales, net	(27,280)	(6,903)
(Income) loss from discontinued operations	(2,001)	279,966
Asset impairments	7,681	365,506
Gain on reserve swap	—	(9,290)
Other, net	6,694	(7,774)
Other, net—affiliates	848	(2,139)
Change in assets and liabilities:
Accounts receivable	(341)	3,503
Accounts receivable—affiliates	(712)	2,044
Accounts payable	635	(2,163)
Accounts payable—affiliates	29	1,563
Accrued liabilities	7,287	8,485
Accrued liabilities—affiliates	(456)	457
Deferred revenue	(40,762)	6,035
Deferred revenue—affiliates	(8,190)	(3,399)
Other items, net	(356)	1,400
Net cash provided by operating activities of continuing operations	74,547	132,191
Net cash provided by operating activities of discontinued operations	8,173	29,159
Net cash provided by operating activities	82,720	161,350
Cash flows from investing activities:
Proceeds from sale of oil and gas royalty properties	35,964	—
Proceeds from sale of coal and hard mineral royalty properties	18,214	3,505
Return of long-term contract receivables—affiliate	2,577	2,121
Proceeds from sale of plant and equipment and other	1,186	11,484
Acquisition of plant and equipment and other	(4,431)	(8,581)
Acquisition of mineral rights	—	(400)
Net cash provided by investing activities of continuing operations	53,510	8,129
Net cash provided by (used in) investing activities of discontinued operations	106,821	(32,581)
Net cash provided by (used in) investing activities	160,331	(24,452)
Cash flows from financing activities:
Proceeds from loans	20,000	100,000
Repayments of loans	(106,174)	(141,175)
Distributions to partners	(16,849)	(66,142)
Distributions to non-controlling interest	—	(2,744)
Proceeds from (contributions to) discontinued operations	40,226	(23,725)
Debt issue costs and other	(14,072)	(5,840)
Net cash used in financing activities of continuing operations	(76,869)	(139,626)
Net cash provided by (used in) financing activities of discontinued operations	(125,564)	13,808
Net cash used in financing activities	(202,433)	(125,818)
Net increase in cash and cash equivalents	40,618	11,080
Cash and cash equivalents of continuing operations at beginning of period	41,204	48,971
Cash and cash equivalents of discontinued operations at beginning of period	10,569	1,105
Cash and cash equivalents at beginning of period	51,773	50,076
Cash and cash equivalents at end of period	92,391	61,156
Less: cash and cash equivalents of discontinued operations at end of period	—	11,491
Cash and cash equivalents of continuing operations at end of period	$92,391	$49,665

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

Nature of Business

Natural Resource Partners L.P. (the "Partnership") engages principally in the business of owning, operating, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, trona and soda ash, construction aggregates and other natural resources. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.

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

As described in Note 2. Discontinued Operations, the Partnership has classified the assets and liabilities, operating results and cash flows of its non-operated oil and gas working interest assets as discontinued operations in its consolidated financial statements for all periods presented.

As described in Note 3. Segment Information, the Partnership has reclassified certain prior period amounts to conform to the way it internally manages and monitors segment performance. In particular, prior year general and administrative charges that were allocated to operating segments have been reclassified to Operating and maintenance expenses and Operating and maintenance expenses—affiliates on the Consolidated Statements of Comprehensive Income. The prior period reclassifications for new segments had no impact on the Partnership's consolidated financial position, net income (loss) or cash flows.

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

On January 26, 2016, the board of directors of the Partnership's general partner approved a 1-for-10 reverse split on its common units, effective following market close on February 17, 2016. Pursuant to the authorization provided, the Partnership completed the 1-for-10 reverse unit split and its common units began trading on a reverse unit split-adjusted basis on the New York Stock Exchange on February 18, 2016. As a result of the reverse unit split, every 10 outstanding common units were combined into one common unit. The reverse unit split reduced the number of common units outstanding from 122.3 million units to 12.2 million units. All unit and per unit data included in these consolidated financial statements has been retroactively restated to reflect the reverse unit split.

In the second quarter of 2016, the Partnership determined its net cash provided by operating activities and net cash used by financing activities were understated by $8.0 million for the three months ended March 31, 2016. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 has been corrected for this error.

In the Partnership's opinion, all adjustments considered necessary for a fair presentation have been included. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of the results for a full year.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Management’s Forecast, Strategic Plan and Going Concern Analysis

While NRP has a diversified portfolio of assets and a history and continued forecast of profitable operations with positive operating cash flows, its operating results and credit metrics have been impacted by challenges in coal and other commodity markets. The following going concern analysis includes an evaluation of relevant conditions and events, including the Partnership's business performance and forecast, and its ability to meet its obligations and remain in compliance with its debt covenants over the next twelve months.

As described in Note 8. Debt and Debt—Affiliate, NRP Operating LLC ("Opco"), a wholly owned subsidiary of the Partnership, has debt agreements that contain customary financial covenants, including maintenance covenants, and other covenants. In addition, the Partnership has issued $425 million of 9.125% Senior Notes due October 2018 (the "NRP Senior Notes") that are governed by an indenture (the "Indenture") containing customary incurrence-based financial covenants and other covenants, but not maintenance covenants. As of September 30, 2016, Opco had $260.0 million of indebtedness outstanding under its revolving credit facility (the "Opco Credit Facility") with scheduled commitment reductions of $50.0 million on December 31, 2016, $30.0 million on June 30, 2017, $30.0 million on December 31, 2017, with the remaining balance of $150 million maturing on June 30, 2018. In addition, as of September 30, 2016 Opco had $529.9 million outstanding under several series of Private Placement Notes with scheduled principal payments of $80.8 million through September 30, 2017 (the "Opco Private Placement Notes") (collectively referred to as the "Opco Debt agreements"). The maximum leverage ratio under the Opco Debt agreements is required not to exceed 4.0x. In addition, the Opco Debt agreements contain certain additional customary negative covenants that, among other items, restrict Opco’s ability to incur additional debt, grant liens on its assets, make investments, sell assets and engage in business combinations. Opco's leverage ratio was 2.95x at September 30, 2016.

The Partnership currently forecasts that it will meet its obligations, including scheduled principal and interest payments, that it will remain in compliance with its debt covenants, and that it will continue as a going concern. However, the forecast is sensitive to commodity demand, pricing and counterparty credit and operating risk. In addition, the scheduled debt principal payments in 2017 under Opco's Debt agreements will strain the Partnership's liquidity. Inability to make these payments would result in an event of default and could result in Opco’s lenders accelerating Opco’s debt. Breaches of the Opco debt covenants that are not waived or cured would have a similar effect. Any such acceleration by the Opco lenders would result in a cross-default under the NRP Indenture.

The Partnership has been and is currently pursuing or considering a number of actions in order to manage its liquidity and mitigate the effects of adverse market developments that could affect its ability to repay debt and remain in compliance with the covenants under its debt agreements. On a cumulative basis since January 1, 2015, the Partnership has reduced debt by $262.2 million and completed asset sales for $192 million in gross sales proceeds. In addition, the Partnership is continuing to take proactive steps with a long-term view to address its 2018 debt maturities and has engaged Greenhill & Co., LLC to advise in connection with these efforts. The Partnership is currently in active discussions with several institutional investors that may provide new equity capital to it. In addition, the Partnership has begun discussions with representatives of several holders of the NRP Senior Notes, and it may determine to pursue a refinancing or an exchange of some or all those notes.

As the Partnership pursues these capital markets transactions, it will continue to manage its business with a focus on debt reduction, cost management, and maximizing opportunities within its current asset base, including additional asset sales. The coal markets have shown improvement during the third quarter of 2016, particularly with respect to metallurgical coal, and the Partnership expects its coal royalty business to benefit from the higher pricing environment. However, to the extent that the Partnership is unable to execute on opportunistic capital raising and/or debt refinancing efforts on favorable terms and the coal markets do not show a sustained improvement, the Partnership’s liquidity may be adversely affected. Accordingly, the Partnership may consider other alternatives over the next several months to manage its liquidity and address its debt maturities.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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

The FASB issued authoritative guidance to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce current and potential future diversity in practice. The guidance is effective for annual and interim periods ending after December 31, 2017. The Partnership is currently evaluating the impact of the provisions of this guidance on its consolidated financial statements.

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

The Partnership's exit from its non-operated oil and gas working interest business represents a strategic shift to reduce debt and focus on its aggregates, soda ash and coal royalty and other business segments. As a result, the Partnership has classified the operating results and cash flows of its non-operated oil and gas working interest assets as discontinued operations in its consolidated statements of comprehensive income and consolidated statements of cash flows for all periods presented.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Prior to this exit, the Partnership's non-operated oil and gas working interest assets were included along with its oil and gas royalty assets as a separate reportable segment. During the third quarter of 2016, the Partnership transitioned management responsibilities and reporting of its oil and gas royalty assets into its Coal Royalty and Other operating segment and eliminated its Oil and Gas segment. See Note 3. Segment Information for further segment information.

The following table (in thousands) presents summarized financial results of the Partnership's discontinued operations in the Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues and other income:
Oil and gas	$41	$11,447	$16,476	$38,558
Gain on asset sales	8,468	—	8,284	451
Total revenues and other income	8,509	11,447	24,760	39,009

Operating expenses:
Operating and maintenance expenses (including affiliates)	928	4,584	11,180	15,171
Depreciation, depletion and amortization	—	10,187	7,527	35,648
Asset impairments	—	265,135	564	265,135
Total operating expenses	928	279,906	19,271	315,954

Interest expense	(469)	(806)	(3,488)	(3,021)
Income (loss) from discontinued operations	$7,112	$(269,265)	$2,001	$(279,966)

The following table (in thousands) presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$10,569
Accounts receivable, net	991	7,053
Other	—	222
Total current assets	991	17,844
Mineral rights, net	—	109,505
Other non-current assets	—	657
Total assets of discontinued operations	$991	$128,006

LIABILITIES
Current liabilities:
Other (including affiliates) (1)	$835	$4,388
Total current liabilities	835	4,388
Long-term debt, net (2)	—	83,600
Other non-current liabilities	—	1,637
Total liabilities of discontinued operations	$835	$89,625

(1)	See Note 10. Related Party Transactions for additional information on the Partnership's related party assets and liabilities.

(2)
The Partnership identified the NRP Oil and Gas reserve based lending facility (the "RBL Facility") as specifically attributed to its non-operated oil and gas working interest assets and included the interest from this debt in discontinued operations. See Note 8. Debt and Debt—Affiliate for additional information on the Partnership's debt related to discontinued operations.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands) presents supplemental cash flow information of the Partnership's discontinued operations:

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
Cash paid for interest	$1,906	$2,156
Plant, equipment and mineral rights funded with accounts payable or accrued liabilities	—	3,336

Capital expenditures related to the Partnership's discontinued operations were $3.1 million and $36.0 million during the nine months ended September 30, 2016 and 2015, respectively.

3.    Segment Information

The Partnership's segments are strategic business units that offer products and services to different customer segments in different geographies within the U.S. and that are managed accordingly. NRP has the following three operating segments:

Coal Royalty and Other—consists primarily of coal royalty and coal related transportation and processing assets. Other assets include aggregate royalty, industrial mineral royalty, oil and gas royalty and timber. The Partnership's coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. Its aggregates and industrial minerals are located in a number of states across the United States. As a result of the sale of its non-operated oil and gas working interest assets and exit from this oil and gas business in the third quarter of 2016, the Partnership transitioned management responsibilities and reporting of its oil and gas royalty assets into the Coal Royalty and Other operating segment. The Partnership has adjusted the corresponding items of segment information for prior periods to reflect this change. In February 2016, the Partnership sold reserves and related royalty rights at three aggregates operations located in Texas, Georgia and Tennessee. In February 2016, the Partnership also sold royalty and overriding royalty interests in several oil and gas producing properties located in the Appalachian Basin.

Soda Ash—consists of the Partnership's 49% non-controlling equity interest in a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. Ciner Resources LP, the Partnership's operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries. The Partnership receive regular quarterly distributions from this business.

VantaCore—consists of the Partnership's construction materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. VantaCore operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

Direct segment costs and certain costs incurred at a corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments. These allocated costs include costs of: taxes, legal, information technology and shared facilities services and are included in Operating and maintenance expenses and Operating and maintenance expenses—affiliates on the Consolidated Statements of Comprehensive Income. Prior year general and administrative charges of $4.8 million and $15.1 million for the three and nine months ended September 30, 2015, respectively, were allocated to the operating segments and have been reclassified to operating and maintenance expenses. Intersegment sales are at prices that approximate market.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include corporate headquarters and overhead, financing, centralized treasury and accounting and other corporate-level activity not specifically allocated to a segment.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's operating segments (in thousands):

	Operating Segments
	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total

For the Three Months Ended September 30, 2016
Revenues (including affiliates)	$48,938	$10,753	$31,757	$—	$91,448
Intersegment revenues (expenses)	45	—	(45)	—	—
Gain on asset sales	6,425	—	1	—	6,426
Operating and maintenance expenses (including affiliates)	8,391	—	26,913	—	35,304
Depreciation, depletion and amortization (including affiliates)	9,070	—	3,761	—	12,831
Asset impairment	5,697	—	—	—	5,697
Other expense, net	—	—	—	22,488	22,488
Net income (loss) from continuing operations	32,250	10,753	1,039	(27,623)	16,419
Net income (loss) from discontinued operations	—	—	—	—	7,112
For the Three Months Ended September 30, 2015
Revenues (including affiliates)	$59,966	$12,617	$39,616	$—	$112,199
Gain (loss) on asset sales	2,256	—	(423)	—	1,833
Operating and maintenance expenses (including affiliates)	6,832	—	32,658	—	39,490
Depreciation, depletion and amortization (including affiliates)	12,659	—	3,778	—	16,437
Asset impairment	361,703	—	—	—	361,703
Other expense, net	—	—	—	22,905	22,905
Net income (loss) from continuing operations	(318,972)	12,617	2,757	(27,138)	(330,736)
Net loss from discontinued operations	—	—	—	—	(269,265)
For the Nine Months Ended September 30, 2016
Revenues (including affiliates)	$165,844	30,742	88,081	—	284,667
Intersegment revenues (expenses)	97	—	(97)	—	—
Gain on asset sales	27,270	—	10	—	27,280
Operating and maintenance expenses (including affiliates)	24,232	—	73,540	—	97,772
Depreciation, depletion and amortization (including affiliates)	23,496	—	11,013	—	34,509
Asset impairment	7,681	—	—	—	7,681
Other expense, net	—	—	—	67,236	67,236
Net income (loss) from continuing operations	137,802	30,742	3,441	(80,582)	91,403
Net income (loss) from discontinued operations	—	—	—	—	2,001
For the Nine Months Ended September 30, 2015
Revenues (including affiliates)	183,077	36,739	107,058	—	326,874
Gain (loss) on asset sales	6,927	—	(24)	—	6,903
Operating and maintenance expenses (including affiliates)	23,772	—	90,656	—	114,428
Depreciation, depletion and amortization (including affiliates)	34,529	—	12,499	—	47,028
Asset impairment	365,506	—	—	—	365,506
Other expense, net	—	—	—	66,960	66,960
Net income (loss) from continuing operations	(233,803)	36,739	3,879	(76,783)	(269,968)
Net loss from discontinued operations	—	—	—	—	(279,996)

Total Assets of Continuing Operations
September 30, 2016	1,007,034	257,661	195,617	60,103	1,520,415
December 31, 2015	1,078,778	261,942	200,348	961	1,542,029

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

4.    Equity Investment

The Partnership accounts for its 49% investment in Ciner Wyoming LLC ("Ciner Wyoming") using the equity method of accounting. Ciner Wyoming distributed $34.3 million and $34.5 million to us in the nine months ended September 30, 2016 and 2015, respectively.

The difference between the amount at which the investment in Ciner Wyoming is carried and the amount of underlying equity in Ciner Wyoming's net assets was $150.9 million and $154.8 million as of September 30, 2016 and December 31, 2015, respectively. This excess basis relates to plant, property and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over a weighted average of 28 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method. The Partnership's equity in the earnings of Ciner Wyoming is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Income allocation to NRP’s equity interests	$11,973	$13,806	$34,357	$40,319
Amortization of basis difference	(1,220)	(1,189)	(3,615)	(3,580)
Equity in earnings of unconsolidated investment	$10,753	$12,617	$30,742	$36,739

The results of Ciner Wyoming’s operations are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales	$121,003	$117,340	$352,085	$359,970
Gross profit	30,673	32,750	87,656	96,565
Net Income	24,436	28,175	70,118	82,283

The financial position of Ciner Wyoming is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Current assets	$142,549	$144,695
Noncurrent assets	232,462	233,845
Current liabilities	57,071	43,018
Noncurrent liabilities	100,000	116,808

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

5.    Plant and Equipment

The Partnership’s plant and equipment consist of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Plant and equipment at cost	$77,377	$92,049
Construction in process	1,717	646
Less accumulated depreciation	(26,578)	(32,020)
Total plant and equipment, net	$52,516	$60,675

Depreciation expense related to the Partnership's plant and equipment totaled $3.1 million and $3.9 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense related to the Partnership's plant and equipment totaled $9.5 million and $12.9 million for the nine months ended September 30, 2016 and 2015, respectively.

6.    Mineral Rights

The Partnership’s mineral rights consist of the following (in thousands):

	September 30, 2016
	(Unaudited)
	Carrying Value	Accumulated Depletion	Net Book Value
Coal Royalty and Other	$1,270,295	$(454,261)	$816,034
VantaCore	112,700	(4,553)	108,147
Total	$1,382,995	$(458,814)	$924,181

	December 31, 2015
	Carrying Value	Accumulated Depletion	Net Book Value
Coal Royalty and Other	$1,317,158	$(442,254)	$874,904
VantaCore	112,700	(3,082)	109,618
Total	$1,429,858	$(445,336)	$984,522

Depletion expense related to the Partnership’s mineral rights totaled $8.6 million and $11.6 million for the three months ended September 30, 2016 and 2015, respectively. Depletion expense related to the Partnership's mineral rights totaled $21.9 million and $30.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Sales of Royalty Properties

As discussed in Note 1. "Basis of Presentation," the Partnership is currently pursuing or considering a number of actions, including dispositions of assets, in order to mitigate the effects of adverse market developments which could otherwise cause the Partnership to breach financial covenants under its debt agreements. As part of this plan, the Partnership executed a definitive agreement to sell all its mineral fee interests in Grant County, Oklahoma. As a result, approximately $5.5 million in the Partnership's oil and gas royalty mineral rights are classified as Current assets held for sale on the Consolidated Balance Sheets at September 30, 2016. In addition, the Partnership completed the sale of the following assets during the nine months ended September 30, 2016:
1)Oil and gas royalty and overriding royalty interests in several producing properties located in the Appalachian Basin for $36.4 million. The effective date of the sale was January 1, 2016, and the Partnership recorded an $18.6 million gain from this sale included in Gain on asset sales, net on its Consolidated Statement of Comprehensive Income.
2)Hard mineral reserves and related royalty rights at three aggregates operations located in Texas, Georgia and Tennessee for $10.0 million. The effective date of the sale was February 1, 2016, and the Partnership recorded a $1.5 million gain from this sale included in Gain on asset sales, net on its Consolidated Statement of Comprehensive Income.
In addition to the two asset sales described above, during the nine months ended September 30, 2016, the Partnership sold mineral reserves in multiple sale transactions for cumulative $9.8 million of gross sales proceeds and recorded $6.8 million of cumulative gain from these sale transactions that are included in Gain on asset sales, net on its Consolidated Statement of

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Comprehensive Income. The substantial majority of these amounts relate to eminent domain transactions with governmental agencies.

During the nine months ended September 30, 2015, the Partnership sold mineral reserves for $3.7 million in gross sales proceeds and recorded a $3.3 million gain on asset sales included in Gain on asset sales, net on its Consolidated Statement of Comprehensive Income.

Impairment of Mineral Rights

The Partnership has developed procedures to periodically evaluate its long-lived assets for possible impairment. These procedures are performed throughout the year and consider both quantitative and qualitative information based on historic, current and future performance and are designed to identify impairment indicators. If an impairment indicator is identified, additional evaluation is performed for that asset that considers both quantitative and qualitative information. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition are less than the assets’ carrying value. Impairment is measured based on the estimated fair value, which is primarily determined based upon the present value of the projected future cash flow compared to the assets’ carrying value. The inputs used by management for fair value measurements include significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement for these types of assets. In addition to the evaluations discussed above, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period may require that a separate impairment evaluation be completed on a significant property. The Partnership believes the discount rates used in estimating fair value were representative of what market participants would use in valuing the impacted assets.

During the three and nine months ended September 30, 2016 and 2015, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded non-cash impairment expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Impaired Asset Description	2016	2015	2016	2015
	(Unaudited)
Coal properties (1)	$3,817	$247,815	$3,908	$249,362
Oil and gas royalty properties (2)	36	70,527	36	70,527
Aggregates royalty properties (3)	1,411	43,361	1,677	43,361
Total	$5,264	$361,703	$5,621	$363,250

(1)
The Partnership recorded $3.8 million and $3.9 million of coal property impairments during the three and nine months ended September 30, 2016, respectively. Total coal property impairment expense for the nine months ended September 30, 2015 was $249.4 million. The Partnership recorded $1.5 million of coal property impairment during the three months ended June 30, 2015 and the fair value measurement of these impaired assets recorded at fair value was $0.0 million at June 30, 2015. The Partnership recorded the remaining $247.8 million of coal property impairment during the three months ended September 30, 2015 and the fair value measurement of these impaired assets recorded at fair value was $28.4 million at September 30, 2015. These impairments primarily resulted from the continued deterioration and expectations of further reductions in global and domestic coal demand due to reduced global steel demand, sustained low natural gas prices, and continued regulatory pressure on the electric power generation industry. NRP compared net capitalized costs of its coal properties to estimated undiscounted future net cash flows. If the net capitalized cost exceeded the undiscounted future cash flows, the Partnership recorded an impairment for the excess of net capitalized cost over fair value. Significant inputs used to determine fair value include estimates of future cash flow, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

(2)
The Partnership recorded $70.5 million of oil and gas royalty property impairment during the three and nine months ended September 30, 2015. The fair value measurement of these impaired assets recorded at fair value were $13.0 million at September 30, 2015. This impairment primarily resulted from declines in future expected realized commodity prices and reduced expected drilling activity on its acreage. NRP compared net capitalized costs of its oil and gas royalty properties to estimated undiscounted future net cash flows. If the net capitalized cost exceeded the undiscounted future net cash flows, the Partnership recorded an impairment for the excess of net capitalized cost over fair value. A discounted cash flow method was used to estimate fair value. Significant inputs used to determine the fair value include estimates of: (i) oil and gas reserves and risk-adjusted probable and possible reserves; (ii) future commodity prices; (iii) production costs, (iv) capital expenditures, (v) production and (vi) discount rates. The underlying commodity prices embedded in the Partnership's estimated cash flows are the product of a process that begins with NYMEX forward curve pricing as of the measurement date, adjusted for estimated location and quality differentials.

(3)
The Partnership recorded $1.4 million and $1.7 million of aggregates royalty property impairments during the three and nine months ended September 30, 2016, respectively. The Partnership recorded $43.4 million of aggregates royalty property impairments during the three and nine months ended September 30, 2015. The fair value measurement of these impaired assets recorded at fair value was $13.1 million at September 30, 2015. This impairment primarily resulted from greenfield development projects that have not performed as projected, leading to recent lease concessions on minimums and royalties combined with the continued regional market decline for certain properties. NRP compared net capitalized costs of its aggregates properties to estimated undiscounted future net cash flows. If the net capitalized cost exceeded the undiscounted cash flows, the Partnership recorded an impairment for the excess of net capitalized cost over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flow, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

7.    Intangible Assets (Including Affiliate)

The Partnership's intangible assets—affiliate relate to above market coal transportation contracts with subsidiaries of Foresight Energy LP ("Foresight Energy"), pursuant to which it receives throughput fees for the handling and transportation of coal.

	September 30, 2016	December 31, 2015
	(Unaudited)
Intangible assets—affiliate	$81,109	$81,109
Less accumulated amortization—affiliate	(30,441)	(28,112)
Total intangible assets, net—affiliate	$50,668	$52,997

Amortization expense related to the Partnership's intangible assets—affiliate totaled $0.9 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense related to the Partnership's intangible assets—affiliate totaled $2.3 million and $2.5 million for the nine months ended September 30, 2016 and 2015, respectively.

The Partnership's intangible assets consist of permits, aggregate-related trade names and other agreements as follows (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Intangible assets	$5,077	$5,076
Less accumulated amortization	(1,838)	(1,146)
Total intangible assets, net	$3,239	$3,930

Amortization expense related to the Partnership's intangible assets totaled $0.2 million and $0.7 million for both the three and nine months ended September 30, 2016 and 2015, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8. Debt and Debt—Affiliate

As of September 30, 2016 and December 31, 2015, debt and debt—affiliate consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in April and October, due October 2018, $300 million issued at 99.007% and $125 million issued at 99.5%	$425,000	$425,000
Opco debt (1):
Revolving credit facility, due June 2018	260,000	290,000
Senior notes
4.91% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	9,233	13,850
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	64,286	85,714
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	30,769	38,462
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	18,900	21,600
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	60,000	60,000
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	120,000	135,000
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	36,364	40,909
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	148,077	148,077
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	42,308	42,308
5.31% utility local improvement obligation, with annual principal and interest payments in February, due March 2021	$961	$1,153
NRP Oil and Gas debt:
Revolving credit facility	—	85,000
Total debt at face value	$1,215,898	$1,387,073
Net unamortized debt discount	(1,511)	(2,077)
Net unamortized debt issuance costs (1)	(13,806)	(14,040)
Total debt, net	$1,200,581	$1,370,956
Less: current portion of long-term debt	158,597	80,745
Less: debt classified as non-current liabilities of discontinued operations	—	83,600
Total long-term debt	$1,041,984	$1,206,611

(1)	See Note 1. Basis of Presentation for discussion of debt issuance costs reclassification upon adoption of new accounting standard on January 1, 2016.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP LP Debt

NRP Senior Notes

In September 2013, the Partnership, together with NRP Finance Corporation ("NRP Finance"), a wholly owned subsidiary of the Partnership, as co-issuer, issued $300.0 million of 9.125% Senior Notes at an offering price of 99.007% of par (the "NRP Senior Notes"). Net proceeds after expenses from the issuance of NRP Senior Notes were approximately $289.0 million. The NRP Senior Notes call for semi-annual interest payments on April 1 and October 1 of each year, and will mature on October 1, 2018.

In October 2014, the Partnership, together with NRP Finance as co-issuer, issued an additional $125.0 million of the NRP Senior Notes at an offering price of 99.5% of par. The additional issuance constituted the same series of securities as the existing NRP Senior Notes. Net proceeds of $122.6 million from the additional issuance of the NRP Senior Notes were used to fund a portion of the purchase price of NRP’s acquisition of non-operated working interests in oil and gas assets located in the Williston Basin in North Dakota.

The Partnership and NRP Finance have the option to redeem the NRP Senior Notes, in whole or in part, at any time on or after April 1, 2016, at fixed redemption prices specified in the indenture governing the NRP Senior Notes (the "Indenture"). The Indenture contains covenants that, among other things, limit the ability of the Partnership and certain of its subsidiaries to incur or guarantee additional indebtedness. Under the Indenture, the Partnership and certain of its subsidiaries generally are not permitted to incur additional indebtedness unless, on a consolidated basis, the fixed charge coverage ratio (as defined in the indenture) is at least 2.0 to 1.0 for the four preceding full fiscal quarters. The ability of the Partnership and certain of its subsidiaries to incur additional indebtedness is further limited in the event the amount of indebtedness of the Partnership and certain of its subsidiaries that is senior to the Partnership's unsecured indebtedness exceeds certain thresholds.

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC, as further described below. As of September 30, 2016 and December 31, 2015, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In June 2016, Opco entered into an amendment (the "First Amendment") to its Amended and Restated Credit Agreement (the "Opco Credit Facility") that is guaranteed by all of Opco’s wholly owned subsidiaries, and is secured by liens on certain of the assets of Opco and its subsidiaries, as further described below. Under the First Amendment:

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

In addition to the 4.0x leverage ratio described above, the Opco Credit Facility requires Opco to maintain a ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease expense) of not less than 3.5 to 1.0. As of September 30, 2016, Opco's leverage ratio was 2.95x, and fixed charge coverage ratio was 5.46x.

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

The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for the three months ended September 30, 2016 and 2015 were 4.87% and 3.05%, respectively. The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for the nine months ended September 30, 2016 and 2015 were 4.24% and 2.41%, respectively.

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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $680.5 million and $709.9 million classified as Land, Plant and equipment and Mineral rights on the Partnership’s Consolidated Balance Sheet as of September 30, 2016 and December 31, 2015, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than NRP Trona LLC (which owns a 49% non-controlling equity interest in Ciner Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, (4) real property associated with certain of VantaCore’s construction aggregates mining operations, and (5) certain of Opco’s coal-related infrastructure assets.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2016, and December 31, 2015, the Opco Senior Notes had cumulative principal balances of $529.9 million and $585.9 million, respectively. Opco made principal payments of $56.0 million on the Opco Senior Notes during both the nine months ended September 30, 2016 and 2015.

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

The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2016.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

In September 2016, Opco amended the Opco Senior Notes. Under this amendment, Opco agreed to use certain asset sale proceeds to make mandatory prepayment offers on the Opco Senior Notes as follows:

•
Until the earlier of the time that (1) Opco has sold $300 million of assets and (2) June 30, 2020, Opco will be required to make prepayment offers to the holders of the Opco Senior Notes using 25% of the net cash proceeds from certain asset sales; and

•
After the earlier to occur of the dates above, Opco will be required to make prepayment offers to the holders of the Opco Senior Notes using an amount of net cash proceeds from certain asset sales that will be calculated pro-rata based on the amount of Opco Senior Notes then outstanding compared to the other total Opco senior debt outstanding that is being prepaid.

The mandatory prepayment offers described above will be made pro-rata across each series of outstanding Opco Senior Notes and will not require any make-whole payment by Opco. In addition, the remaining principal and interest payments on the Opco Senior Notes will be adjusted accordingly based on the amount of Opco Senior Notes actually prepaid. The prepayments do not affect the maturity dates of any series of the Opco Senior Notes.
NRP Oil and Gas Debt Classified as Liabilities of Discontinued Operations

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

At December 31, 2015, there was $85.0 million respectively, outstanding under the RBL Facility. As described in Note 2. Discontinued Operations, the Partnership included this debt and its related interest expense in discontinued operations. In July 2016, NRP Oil and Gas LLC closed the sale of its non-operated oil and gas working interest assets and used a portion of the proceeds to repay the RBL Facility in full.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands) shows the carrying value and estimated fair value of the Partnership's debt, debt—affiliate and contracts receivable—affiliate:

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Unaudited)
Debt and debt—affiliate:
NRP Senior Notes (1)	$419,397	$391,531	$417,296	$277,313
Opco Senior Notes and utility local improvement obligation (2)	527,016	489,090	584,890	383,065
Opco Revolving Credit Facility (3)	254,168	260,000	285,170	290,000
NRP Oil and Gas RBL Facility (3)	—	—	83,600	85,000

Assets:
Contracts receivable—affiliate, current and long-term (2)	$47,542	$32,861	$49,948	$34,498

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

(2)	The Level 3 fair value is estimated by management using quotations obtained for comparable instruments on the closing trading prices near period end.

(3)
The Level 3 fair value approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

10.    Related Party Transactions

Reimbursements to Affiliates of NRP's General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and Western Pocahontas Properties Limited Partnership ("WPPLP"), affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. In addition, the Partnership receives non-cash equity contributions from its general partner related to compensation paid directly by the general partner and not reimbursed by the Partnership. These amounts are presented as non-cash equity contributions on the Partnership's Consolidated Statements of Partners' Capital and were $0.2 million during the nine months ended September 30, 2016. These QMC and WPPLP employee management service costs and non-cash equity compensation expenses are presented as Operating and maintenance expenses—affiliates, net and General and administrative—affiliates on the Consolidated Statements of Comprehensive Income. NRP also reimburses overhead costs incurred by its affiliates to manage the Partnership's business. These overhead costs include certain legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by the Partnership’s general partner and its affiliates and are presented as Operating and maintenance expenses—affiliates, net and General and administrative—affiliates on the Consolidated Statements of Comprehensive Income.

The Partnership had Accounts payable—affiliates to Quintana Minerals Corporation of $0.5 million and $1.1 million, including $0.1 million and $0.7 million related to discontinued operations at September 30, 2016 and December 31, 2015, respectively, for services provided by Quintana Minerals Corporation to the Partnership. The Partnership had Accounts payable—affiliates to WPPLP of $0.5 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Direct general and administrative expenses charged to the Partnership by WPPLP and Quintana Minerals Corporation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Operating and maintenance expenses—affiliates, net	$1,980	$1,540	$6,591	$7,068
General and administrative—affiliates	867	2,424	2,670	3,809

Included in income (loss) from discontinued operations are $0.4 million and $1.2 million and $0.2 million and $0.6 million of operating and maintenance expenses charged by Quintana Minerals Corporation for the three and nine months ended September 30, 2016 and 2015, respectively.

Cline Affiliates

Various companies controlled by Chris Cline, including Foresight Energy LP ("Foresight Energy"), lease coal reserves from the Partnership, and NRP also leases coal transportation assets to these companies for a fee. Mr. Cline owns a 31% interest in the Partnership's general partner through his affiliate Adena Minerals, LLC, as well as approximately 0.5 million of the Partnership's common units at September 30, 2016.

Coal related revenues from Foresight Energy totaled $20.6 million and $18.7 million for the three months ended September 30, 2016 and 2015, respectively. Coal related revenues from Foresight Energy totaled $47.6 million and $68.6 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Partnership had Accounts receivable—affiliates from Foresight Energy of $6.9 million and $6.4 million, respectively. The Partnership had recorded $74.7 million and $82.6 million in minimum royalty payments as Deferred revenue—affiliates at September 30, 2016 and December 31, 2015, respectively.

NRP owns and leases rail load out and associated facilities to a subsidiary of Foresight Energy at Foresight Energy's Sugar Camp mine. The lease agreement is accounted for as a direct financing lease. Total projected remaining payments under the lease at September 30, 2016 were $77.7 million, with unearned income of $32.7 million, and the net amount receivable was $45.0 million, of which $2.1 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate on the accompanying Consolidated Balance Sheets. Total projected remaining payments under the lease at December 31, 2015 were $81.2 million, with unearned income of $35.3 million and the net amount receivable was $45.9 million, of which $2.0 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliates on the accompanying Consolidated Balance Sheets.

NRP holds a contractual overriding royalty interest from a subsidiary of Foresight Energy that provides for payments based upon production from specific tons at Foresight Energy's Sugar Camp operations. This overriding royalty was accounted for as a financing arrangement and is reflected as an affiliate receivable. The net amount receivable under the agreement as of September 30, 2016 was $2.7 million, of which $1.4 million is included in Accounts receivable—affiliates, while the remaining is included in Long-term contracts receivable—affiliate. The net amount receivable under the agreement as of December 31, 2015 was $4.9 million, of which $1.5 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate on the accompanying Consolidated Balance Sheets.

NRP owns rail load out transportation assets and subcontracts out the operating responsibilities to an affiliate of Foresight Energy at Foresight's Williamson mine. During the three and nine months ended September 30, 2016, the Partnership recorded operating and maintenance expenses—affiliates of $0.4 million and $1.0 million, respectively, to operate these assets. During the three and nine months ended September 30, 2015, the Partnership recorded operating and maintenance expenses—affiliates of $0.3 million and $1.0 million, respectively, to the operate these assets.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Long-Term Debt—Affiliate

Donald R. Holcomb, one of the Partnership’s former directors, was a manager of Cline Trust Company, LLC (the "Cline Trust Company") as of December 31, 2015, that owned approximately 0.5 million of the Partnership’s common units and $20.0 million in principal amount of the Partnership’s 9.125% Senior Notes due 2018. As of December 31, 2015, the members of the Cline Trust Company were four trusts for the benefit of the children of Chris Cline, each of which owned an approximately equal membership interest in the Cline Trust Company. As of December 31, 2015, Mr. Holcomb also served as trustee of each of the four trusts. The balance on this portion of the Partnership’s 9.125% Senior Notes due 2018 was $19.9 million as of December 31, 2015 and was included in Long-term debt, net—affiliate on the accompanying Consolidated Balance Sheet. In April 2016, Mr. Holcomb resigned from the Partnership's board of directors and as a result the $19.9 million debt balance held by Cline Trust Company was subsequently reclassified as Long-term debt, net on the Partnership's accompanying Consolidated Balance Sheet.

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

At September 30, 2016, a fund controlled by Quintana Capital owned a majority interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, is Chairman of the Board of Corsa. Coal related revenues from Corsa totaled $0.8 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively and $1.9 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. The Partnership had recorded $0.3 million in minimum royalty payments as Deferred revenue—affiliates at both September 30, 2016 and December 31, 2015. The Partnership also had Accounts receivable—affiliates totaling $0.2 million from Corsa at both September 30, 2016 and December 31, 2015.

WPPLP Production Royalty and Overriding Royalty

The Partnership recorded $0.0 million and $0.7 million in operating and maintenance expenses—affiliates related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007 for the three and nine months ended September 30, 2016, respectively. The Partnership recorded ($0.1 million) and $0.0 million in operating and maintenance expenses—affiliates related to this non-participating production royalty payable to WPPLP for the three and nine months ended September 30, 2015. The Partnership had Other assets—affiliate from WPPLP of $1.0 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively related to a non-production royalty receivable from WPPLP for overriding royalty interest on a mine.

11.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Foresight Energy Disputes

In November 2015, a subsidiary of the Partnership filed a lawsuit against Foresight Energy’s subsidiary, Hillsboro Energy LLC ("Hillsboro"), in the Circuit Court of the Fourth Judicial Circuit in Montgomery County, Illinois. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine in July 2015. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, the Partnership received the notice declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. The effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments in arrears of $7.5 million per quarter, or $30.0 million per year. Foresight Energy's failure to make the deficiency payment with respect to the second, third and fourth quarters of 2015 and the first, second and third quarters of 2016 resulted in a cumulative $38.5 million negative cash impact to us. Such amount will increase for each quarter during which mining operations continue to be idled. The Partnership does not currently have an estimate as to when the mine will resume coal production. If the mine remains idled for an extended period or if the mine is permanently closed, the Partnership's financial condition and future cash flows will be adversely affected.

In April 2016, a subsidiary of the Partnership filed a lawsuit against Macoupin Energy, LLC ("Macoupin"), a subsidiary of Foresight Energy, in Macoupin County, Illinois. The lawsuit alleges that Macoupin has failed to comply with the terms of its coal mining, rail loadout and rail loop leases by incorrectly recouping previously paid minimum royalties. Foresight Energy’s failure to properly calculate its recoupable balance and failure to make payments in accordance with these lease agreements with respect to certain periods resulted in a cumulative $5.8 million negative cash impact to us. While the Partnership plans to pursue its claim, a valuation allowance for the receivable amount has been recorded. It is possible that the Partnership’s current estimate of the valuation allowance related to this matter could change, perhaps materially, in the future.

12.    Major Customers

Revenues from customers that exceeded ten percent of total revenues and other income for either the three or nine months ended September 30, 2016 and 2015 are as follows (in thousands except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(Unaudited)				(Unaudited)
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy	$20,635	21%	$18,677	16%	$47,648	15%	$68,556	21%
Alpha Natural Resources	$3,829	4%	$15,429	14%	$14,420	5%	$33,201	10%

During the three and nine months ended September 30, 2015, total revenues and other income from Alpha Natural Resources included a $6.0 million non-recurring lease assignment fee.

13.    Unit-Based Compensation

At the time of the Partnership's initial public offering, GP Natural Resource Partners LLC adopted the Natural Resource Partners Long-Term Incentive Plan (the "Long-Term Incentive Plan") for directors of GP Natural Resource Partners LLC and employees of its affiliates who perform services for the Partnership. The Compensation, Nominating and Governance Committee ("CNG Committee") of GP Natural Resource Partners LLC’s board of directors administers the Long-Term Incentive Plan and has historically approved annual awards of phantom units that vest four years from the date of grant. In February 2016, the CNG Committee adopted and the Board approved a new cash-based long-term incentive plan to the employees of its affiliates who perform services for the Partnership.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Phantom units are incentive based equity awards issued to employees over a vesting period that entitle the grantee to receive the cash equivalent to the value of a unit of the Partnership's common units upon each vesting. The Partnership records compensation cost equal to the fair value of the award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. In addition, compensation cost for unvested phantom unit awards is adjusted quarterly for any changes in the Partnership’s unit price. Under the plan a grantee will receive the market value of a common unit in cash upon vesting. Market value is defined as the average closing price over the 20 trading days prior to the vesting date. The compensation committee may make grants under the Long-Term Incentive Plan to employees and directors containing such terms as it determines, including the vesting period. Outstanding grants vest upon a change in control of the Partnership, the general partner, or GP Natural Resource Partners LLC. If a grantee’s employment or membership on the board of directors terminates for any reason, outstanding grants will be automatically forfeited unless and to the extent the compensation committee provides otherwise.

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

A summary of activity in the outstanding grants during 2016 is as follows (in thousands):

Phantom Units
Outstanding grants at January 1, 2016	126
Grants during the period	—
Grants vested and paid during the period	(28)
Forfeitures during the period	(10)
Outstanding grants at September 30, 2016	88

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. The Partnership recorded expenses related to its Long-Term Incentive Plan of $0.7 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. The Partnership also recorded a credit to expenses related to its Long-Term Incentive plan of $0.2 million and $1.7 million for the three and nine months ended September 30, 2015, respectively due to the decline in the market price of the Partnership's common units during the period.

In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $1.5 million and $4.4 million were made during the nine months ended September 30, 2016 and 2015, respectively. The unaccrued cost associated with unvested outstanding grants and related DERs at September 30, 2016 and December 31, 2015, was $0.8 million and $0.7 million, respectively.

14.    Cash Distributions

The following table shows the distributions paid by the Partnership during the nine months ended September 30, 2016 and 2015:

			Total Distributions (In thousands)
Date Paid	Period Covered by Distribution	Distribution per Common Unit	Common Units	GP Interest	Total
2016
February 12, 2016	October 1 - December 31, 2015	$0.45	$5,503	$113	$5,616
May 13, 2016	January 1 - March 31, 2016	0.45	5,503	113	5,616
August 12, 2016	April 1 - June 30, 2016	0.45	5,505	112	5,617

2015
February 13, 2015	October 1 - December 31, 2014	$3.50	$42,804	$874	$43,678
May 14, 2015	January 1 - March 31, 2015	0.90	11,007	225	11,232
August 14, 2015	April 1 - June 30, 2015	0.90	11,009	223	11,232

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

15.  Supplemental Cash Flow Information

The Partnership's supplemental cash flow information of continuing operations is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash paid for interest	$54,749	$55,761
Plant, equipment and mineral rights funded with accounts payable or accrued liabilities	—	4,465

16. Deferred Revenue and Deferred Revenue—Affiliate

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

	September 30, 2016	December 31, 2015
	(Unaudited)
Deferred revenue	$40,050	$80,812
Deferred revenue—affiliate	74,663	82,853
Total deferred revenue (including affiliate)	$114,713	$163,665

The Partnership recognized the following amounts of deferred revenue (including affiliate) attributable to previously paid minimums as Coal royalty and other revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Coal royalty and other	$3,662	$539	$48,705	$2,308
Coal royalty and other—affiliates	6,093	2,695	11,750	10,172
Total coal royalty and other (including affiliates)	$9,755	$3,234	$60,455	$12,480

Lease Modifications, Termination and Forfeitures of Minimum Royalty Balances

During the nine months ended September 30, 2016, the Partnership entered into agreements with certain lessees to either modify or terminate existing coal related leases that resulted in the Partnership recognizing $40.4 million of deferred revenue as follows:
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
•Lease modifications of existing coal royalty leases resulted in lessee forfeiture of rights to recoup previously paid minimum royalties and the reduction in lessee recoupment time. As a result of these modifications, in the first and second quarters of 2016 the Partnership recognized $10.7 million of revenue.
•The Partnership recognized $3.5 million of revenue from various other coal and aggregates lease modifications, terminations and forfeitures during the nine months ended September 30, 2016.
During the nine months ended September 30, 2015, there was less than $0.1 million of revenue recognized from coal and aggregate lease modifications, terminations or forfeitures.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

17.    Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2016 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Distribution Declared

On October 26, 2016 the Board of Directors of GP Natural Resource Partners LLC declared a distribution of $0.45 per unit to be paid by the Partnership on November 14, 2016 to unitholders of record on November 7, 2016.

Closing of Oil and Gas Royalty Sale

In November 2016, the Partnership sold its mineral fee interests in Grant County, Oklahoma for $7.5 million and recorded a gain of approximately $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding:

•	our business strategy;

•	our liquidity and access to capital and financing sources;

•	our financial strategy;

•	prices of and demand for coal, trona and soda ash, construction aggregates and other natural resources;

•	estimated revenues, expenses and results of operations;

•	the amount, nature and timing of capital expenditures;

•	our ability to consummate planned asset sales and execute on our long-term strategic plan;

•	projected production levels by our lessees and VantaCore Partners LLC ("VantaCore")

•	Ciner Wyoming LLC’s ("Ciner Wyoming") trona mining and soda ash refinery operations;

•	the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and

•	global and U.S. economic conditions.

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and footnotes included elsewhere in this filing. Our discussion and analysis consists of the following subjects:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Recent Accounting Standards

Executive Overview

We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, trona and soda ash, construction aggregates and other natural resources. Our business is organized into three operating segments:

Coal Royalty and Other—consists primarily of coal royalty and coal related transportation and processing assets. Other assets include aggregate royalty, industrial mineral royalty, oil and gas royalty and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. Our aggregates and industrial minerals are located in a number of states across the United States. As a result of the sale of our non-operated oil and gas working interest assets and exit from this oil and gas business in the third quarter of 2016, we transitioned management responsibilities and reporting of our oil and gas royalty assets into the Coal Royalty and Other operating segment. We have adjusted the corresponding items of segment information for prior periods to reflect this change. In February 2016, we sold reserves and related royalty rights at three aggregates operations located in Texas, Georgia and Tennessee. In February 2016, we also sold royalty and overriding royalty interests in several oil and gas producing properties located in the Appalachian Basin.

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

VantaCore—consists of our construction materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. VantaCore operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

For the nine months ended September 30, 2016, our financial results included (in thousands):

Revenues and other income	$311,947
Net income from continuing operations	$91,403
Adjusted EBITDA (1)	$204,416

Operating cash flow provided by continuing operations	$74,547
Investing cash flow provided by continuing operations	$53,510
Financing cash flow (used in) continuing operations	$(76,869)
Distributable Cash Flow ("DCF") (1)	$238,701

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

We continue to take proactive steps with a long-term view to address our debt maturities, and we have engaged Greenhill & Co., LLC to advise us in connection with these efforts. We are currently in active discussions with several institutional investors that may provide new equity capital to us. In addition, we have begun discussions with representatives of several holders of the NRP Senior Notes, and we may determine to pursue a refinancing or an exchange of some or all those notes.

As we pursue these capital markets transactions, we will continue to manage our business with a focus on debt reduction, cost management, and maximizing opportunities within our current asset base, including additional asset sales. The coal markets have shown improvement during the third quarter of 2016, particularly with respect to metallurgical coal, and we expect our coal royalty business to benefit from the higher pricing environment. However, to the extent that we are unable to execute on our opportunistic capital raising and/or debt refinancing efforts on favorable terms and the coal markets do not show a sustained improvement, our liquidity may be adversely affected. Accordingly, we may consider other alternatives over the next several months to manage our liquidity and address our 2018 debt maturities.

Current Liquidity, Management’s Forecast and Going Concern Analysis

As of September 30, 2016, we had a total of $92.4 million of cash and cash equivalents. During the nine months ended September 30, 2016, we reduced our debt by approximately $171.2 million by repaying $85.0 million of the NRP Oil and Gas reserve based lending facility (the "RBL Facility"), $56.0 of the Opco Private Placement Notes (as defined below), $30.0 million of the Opco Credit Facility (as defined below) and $0.2 million of our Opco utility local improvement obligation

While we have a diversified portfolio of assets and a history and continued forecast of profitable operations with positive operating cash flows, our operating results and credit metrics have been impacted by challenges in coal and other commodity markets. The following going concern analysis includes an evaluation of relevant conditions and events, including our business performance and forecast, and our ability to meet our obligations and remain in compliance with our debt covenants over the next twelve months.

The Partnership has $425.0 million in 9.125% Senior Notes maturing in October 2018 (the "NRP Senior Notes"). As of September 30, 2016, Opco had $260.0 million of indebtedness outstanding under its revolving credit facility (the "Opco Credit Facility") with scheduled commitment reductions of $50.0 million on December 31, 2016, $30.0 million on June 30, 2017, $30.0 million on December 31, 2017 and the remaining $150 million on June 30, 2018. In addition, as of September 30, 2016 Opco had $529.9 million outstanding under several series of Private Placement Notes with scheduled principal payments of $80.8 million through September 30, 2017 (the "Opco Private Placement Notes") (collectively referred to as the "Opco Debt agreements"). The maximum leverage ratio under the Opco Debt agreements is required not to exceed 4.0x. In addition, the Opco Debt agreements contain certain additional customary negative covenants that, among other items, restrict Opco’s ability to incur additional debt, grant liens on its assets, make investments, sell assets and engage in business combinations.

We currently forecast that we will meet our obligations, including scheduled principal and interest payments, that we will remain in compliance with our debt covenants, and that we will continue as a going concern. However, our forecast is sensitive to commodity demand and pricing and counterparty risk. In addition, the debt principal payments scheduled in 2017 will strain our liquidity. Inability to make these payments would result in an event of default and could result in Opco’s lenders accelerating Opco’s debt. Breaches of the Opco debt covenants that are not waived or cured, to the extent possible, would have a similar effect. Any such acceleration by the Opco lenders would result in a cross-default under the NRP Indenture. We are currently pursuing or considering a number of actions in order to manage our liquidity and mitigate the effects of adverse market developments that could affect our ability to repay debt and comply with the covenants under our debt agreements.

Current Results/Market Outlook

Coal Royalty and Other Business Segment

For the nine months ended September 30, 2016, our Coal Royalty and Other business segment financial results included the following (in thousands):

Revenues and other income	$193,114
Net income from continuing operations	$137,802
Adjusted EBITDA (1)	$168,979

Operating cash flow provided by continuing operations	$91,372
Investing cash flow provided by continuing operations	$57,834
DCF (1)	$149,206

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

We stands to benefit from recent improvements in both the thermal and metallurgical coal markets. The metallurgical coal markets in particular have improved significantly over the last few months, with global contract and spot prices in excess of $200 per ton due to supply shortages caused by China’s recent production cutbacks, operational disruptions in Australia, and the significant number of mine closures in the United States. As a result of the increased pricing, some of the higher-quality coal from our properties that is typically sold by our lessees into the thermal market is now being sold by our lessees into the metallurgical markets, which command a higher price per ton than the thermal markets. We expect this trend to continue to the extent the metallurgical markets show sustained improvements. We derived approximately 32% of our coal royalty revenues and approximately 37% of the related production from metallurgical coal during the nine months ended September 30, 2016. The domestic thermal coal markets have also shown modest improvements, as production cuts over the last year have rationalized coal stockpiles. Higher recent natural gas prices have also caused thermal coal to be more competitive for electricity generation. Despite these improvements, U.S. coal producers remain under pressure as a result of a strong U.S. Dollar, continued excessive governmental regulation of coal-fired power generation facilities, and an oversupply of natural gas. In particular, producers of Central Appalachian thermal coal continue to face challenges, as their production costs remain high relative to sales prices. We have successfully navigated the bankruptcies of several of our lessees, including Alpha Natural Resources, and have had substantially all of our leases assumed or assigned and received substantially all past-due amounts in these bankruptcies.

Production from our Illinois Basin properties decreased by 27% in the first nine months of 2016 as compared to the same period in 2015. Substantially all of the decrease is attributable to the idling of Foresight Energy's Deer Run mine (which we also refer to as our Hillsboro property) as a result of elevated carbon monoxide levels at the mine beginning in March 2015. In July 2015, we received a notice from Foresight Energy declaring a resulting force majeure event at the Deer Run mine. While we have filed a lawsuit disputing Foresight Energy’s claim of force majeure, the effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us quarterly minimum deficiency payments with respect to the Deer Run mine until mining resumes. Under the lease for the Deer Run mine, Foresight Energy is required to make minimum deficiency payments to us of $7.5 million per quarter, or $30.0 million per year. The amount payable to us as the minimum deficiency payment with respect to any quarter is reduced by the amount of coal royalties actually paid to us for tonnage sold at the mine with respect to that quarter. We received royalty payments on tonnage sold from coal stockpiles at the Deer Run mine during 2015, but these stockpiles have been depleted. Foresight Energy’s failure to make the deficiency payments with respect to the second, third and fourth quarters of 2015 and the first, second and third quarters of 2016 resulted in a cumulative negative cash impact to us of $38.5 million. Such amount will increase for each quarter during which mining operations continue to be idled. Foresight Energy has temporarily sealed the mine, and is continuing efforts to cure the elevated carbon monoxide levels, but we do not know when, or if, mining activities at the Deer Run mine will recommence.

Soda Ash Business Segment

For the nine months ended September 30, 2016, our Soda Ash business segment financial results included the following (in thousands):

Revenues and other income	$30,742
Net income from continuing operations	$30,742
Adjusted EBITDA (1)	$34,300

Operating cash flow provided by continuing operations	$34,300
Financing cash flow used by continuing operations	$(7,229)
DCF (1)	$34,300

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Income from our trona mining and soda ash refinery investment was lower year-over-year for the nine months ended September 30, 2016. This decrease is primarily related to lower international prices compared to the prior year, in addition to higher royalty and G&A costs. These decreases were partially offset by higher production compared to the prior year. Ciner Resources LP, our partner that controls and operates Ciner Wyoming, is a publicly traded master limited partnership that depends on distributions from Ciner Wyoming in order to make distributions to its public unitholders.

VantaCore Business Segment

For the nine months ended September 30, 2016, our VantaCore business segment financial results included the following (in thousands):

Revenues and other income	$88,091
Net income from continuing operations	$3,441
Adjusted EBITDA (1)	$14,454

Operating cash flow provided by continuing operations	$16,680
Investing cash flow used by continuing operations	$(4,324)
Financing cash flow used by continuing operations	$(1,593)
DCF (1)	$13,111

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

VantaCore’s construction aggregates mining and production business is largely dependent on the strength of the local markets that it serves. VantaCore’s Laurel Aggregates operation in southwestern Pennsylvania serves producers and oilfield service companies operating in the Marcellus and Utica Shales and was impacted during the first nine months of 2016 by the slowing pace of exploration and development of natural gas in those areas due to low natural gas prices. Increased local construction activity partially offset these declines during the nine months ended September 30, 2016, but we expect that Laurel’s business will continue to be impacted by decreased natural gas development activities. While VantaCore's production and revenues have declined in 2016 compared to 2015, it's cost management efforts have enabled the business to maintain its profitability.

Discontinued Operations

In July 2016, NRP Oil and Gas closed on the sale of its non-operated oil and gas working interest assets in the Williston Basin for $116.1 million, subject to customary closing conditions and purchase price adjustments. The Partnership's exit from its non-operated oil and gas working interest business represented a strategic shift to reduce debt and focus on its soda ash, coal royalty and construction aggregates business segments. As a result, we have classified the assets and liabilities, operating results and cash flows of our non-operated oil and gas working interest assets as discontinued operations in our consolidated financial statements for all periods presented.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended Ended September 30, 2015

Revenues and Other Income

Revenues and other income decreased $16.1 million, or 14%, from $114.0 million in the three months ended September 30, 2015 to $97.9 million in the three months ended September 30, 2016. The following table shows our diversified sources of revenues and other income by business segment for the three months ended September 30, 2016 and 2015 (in thousands except for percentages):

	Coal Royalty and Other	Soda Ash	VantaCore	Total
2016
Revenues and other income	$55,363	$10,753	$31,758	$97,874
Percentage of total	57%	11%	32%
2015
Revenues and other income	$62,222	$12,617	$39,193	$114,032
Percentage of total	55%	11%	34%

The changes in revenue and other income is discussed for each of the Partnership's business segments below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment decreased $6.8 million, or 11%, from $62.2 million in the three months ended September 30, 2015 to $55.4 million in the three months ended September 30, 2016.

The table below presents coal production and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other coal royalty and other revenues:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2016	2015
	(In thousands, except percent and per ton data) (Unaudited)
Coal production (tons)
Appalachia
Northern (1)	(356)	1,518	(1,874)	(123)%
Central	3,348	4,642	(1,294)	(28)%
Southern	683	851	(168)	(20)%
Total Appalachia	3,675	7,011	(3,336)	(48)%
Illinois Basin	2,411	2,722	(311)	(11)%
Northern Powder River Basin	1,318	1,301	17	1%
Gulf Coast	—	361	(361)	(100)%
Total coal production	7,404	11,395	(3,991)	(35)%

Coal royalty revenue per ton
Appalachia
Northern	N/A (1)	$0.50	N/A (1)	N/A (1)
Central	3.28	3.76	(0.48)	(13)%
Southern	3.83	4.18	(0.35)	(8)%
Illinois Basin	3.63	4.05	(0.42)	(10)%
Northern Powder River Basin	3.27	2.80	0.47	17%
Gulf Coast	—	4.26	(4.26)	(100)%

Coal royalty revenues
Appalachia
Northern (1)	$370	$763	$(393)	(52)%
Central	10,994	17,440	(6,446)	(37)%
Southern	2,618	3,561	(943)	(26)%
Total Appalachia	13,982	21,764	(7,782)	(36)%
Illinois Basin	8,745	11,015	(2,270)	(21)%
Northern Powder River Basin	4,314	3,641	673	18%
Gulf Coast	—	1,537	(1,537)	(100)%
Total coal royalty revenue	$27,041	$37,957	$(10,916)	(29)%

Other revenues
Override revenue	$615	$433	$182	42%
Transportation and processing fees	6,127	5,338	789	15%
Minimums recognized as revenue	9,755	3,234	6,521	202%
Lease assignment fee	—	6,000	(6,000)	(100)%
Wheelage	919	401	518	129%
Hard mineral royalty revenues	700	3,118	(2,418)	(78)%
Oil and gas royalty revenues	1,283	969	314	32%
Property tax revenue	2,567	2,528	39	2%
Other	(69)	(12)	(57)	(475)%
Total other revenues	$21,897	$22,009	$(112)	(1)%
Coal royalty and other income	48,938	59,966	(11,028)	(18)%
Gain on coal royalty and other segment asset sales	6,425	2,256	4,169	185%
Total coal royalty and other segment revenues and other income	$55,363	$62,222	$(6,859)	(11)%

(1) Northern Appalachia was impacted by a prior period adjustment of 0.5 million tons and less than $0.1 million in royalty revenue primarily related to the Hibbs Run mine that ceased production during 2016. Absent this adjustment, production in the Northern Appalachia region was 0.2 million tons, average revenue per ton was $1.97 and revenue was $0.4 million.

Total coal production decreased 4.0 million tons, or 35%, from 11.4 million tons in the three months ended September 30, 2015 to 7.4 million tons in the three months ended September 30, 2016. Total coal royalty revenues decreased $11 million, or 29%, from $38.0 million in the three months ended September 30, 2015 to $27.0 million in the three months ended September 30, 2016. Total production and revenue decreased driven by downward pressure in the coal markets as described above, with Central Appalachian thermal coal producers in particular continuing to face challenges, as their production costs remain high relative to sales prices.

Soda Ash

Revenues and other income related to our equity investment in Ciner Wyoming decreased $1.8 million, or 14%, from $12.6 million in the three months ended September 30, 2015 to $10.8 million in the three months ended September 30, 2016. This decrease is primarily related to (i) higher royalty rates for certain leases, (ii) higher G&A costs from increased investment in information technology and (iii) higher variable costs and DD&A resulting from greater soda ash production quarter-over-quarter. These decreases at Ciner Wyoming were partially offset by increased sale revenue resulting from higher soda ash production quarter-over-quarter.

VantaCore

Revenues and other income related to our VantaCore segment decreased $7.4 million, or 19%, from $39.2 million in the three months ended September 30, 2015 to $31.8 million in the three months ended September 30, 2016. This decrease is primarily due to a decrease in construction aggregates and brokered stone revenue as well as reduced delivery and fuel income quarter-over-quarter. Tonnage sold by the VantaCore segment decreased 0.3 million tons, or 14% from 2.1 million tons in the three months ended September 30, 2015 to 1.8 million tons in the three months ended September 30, 2016 primarily as a result of decreased construction aggregates demand in the oil and gas services sector that was partially offset by increased construction aggregates sales into the construction market.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) decreased $4.2 million, or 11%, from $39.5 million in the three months ended September 30, 2015 to $35.3 million in the three months ended September 30, 2016. This decrease is primarily related to the following:

VantaCore

Operating and maintenance expenses (including affiliates) in our VantaCore segment decreased $5.8 million, or 18% from $32.7 million in the three months ended September 30, 2015 to $26.9 million in the three months ended September 30, 2016. This decrease is primarily due to the decline in materials cost as a result of the decrease in construction aggregates and brokered stone sales volume quarter-over-quarter due to reduced demand in the oil and gas sector, a decrease in delivery and fuel costs due to the lower construction aggregates production and brokered stone purchases quarter over quarter and effective variable cost management.

Depreciation, Depletion and Amortization ("DD&A") Expense

DD&A expense decreased $3.6 million, or 22%, from $16.4 million in the three months ended September 30, 2015 to $12.8 million in the three months ended September 30, 2016. This decrease is primarily related to the reduction of the cost basis of our coal and aggregates royalty mineral rights due to the asset impairments recorded in the third and fourth quarters of 2015 and the decline in coal royalty production quarter-over-quarter.

General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs increased $0.9 million, or 21%, from $4.2 million in the three months ended September 30, 2015 to $5.1 million in the three months ended September 30, 2016. This increase is primarily related to increased legal and advisory fees related to the implementation of our long-term plan to strengthen our balance sheet, reduce debt and enhance liquidity.

Asset Impairments

Asset impairments decreased $356.0 million, or 98%, from $361.7 million in the three months ended September 30, 2015 to $5.7 million in the three months ended September 30, 2016. This decrease is primarily related to $247.8 million in coal property impairment, $70.5 million in oil and gas property impairment and $43.4 million in hard mineral property impairment recorded during the third quarter of 2015 as compared to $3.8 million in coal property impairment and $1.4 million in hard mineral property impairment recorded during the third quarter of 2016. The impairments in 2015 primarily resulted from the continued deterioration and expectations of further reductions in global and domestic coal demand due to reduced global steel demand, sustained low natural gas prices, and continued regulatory pressure on the electric power generation industry.

Income (Loss) from Discontinued Operations

Income from discontinued operations increased $276.4 million, from a loss of $269.3 million in the three months ended September 30, 2015 to income of $7.1 million in the three months ended September 30, 2016. The change in income (loss) from discontinued operations is primarily related to the $265.1 million asset impairment recorded in the third quarter of 2015, the sale of our non-operated oil and gas working interest assets that was completed in July 2016 with an effective date of April 1, 2016 and the $8.5 million gain recorded in the third quarter of 2016.

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

Adjusted EBITDA decreased $11.5 million, or 16%, from $70.4 million in the three months ended September 30, 2015 to $58.9 million in the three months ended September 30, 2016. The decrease is primarily a result of decreased coal production and coal royalty revenue per ton quarter-over-quarter driven by the continued pressure on U.S. coal producers as described above.

The following table (in thousands) reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the three months ended September 30, 2016 and 2015:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
September 30, 2016
Net income (loss) from continuing operations	$32,250	$10,753	$1,039	$(27,623)	$16,419
Less: equity earnings from unconsolidated investment	—	(10,753)	—	—	(10,753)
Add: distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: depreciation, depletion and amortization	9,070	—	3,761	—	12,831
Add: asset impairments	5,697	—	—	—	5,697
Add: interest expense	—	—	—	22,491	22,491
Adjusted EBITDA	$47,017	$12,250	$4,800	$(5,132)	$58,935

September 30, 2015
Net income (loss) from continuing operations	$(318,972)	$12,617	$2,757	$(27,138)	$(330,736)
Less: equity earnings from unconsolidated investment	—	(12,617)	—	—	(12,617)
Add: distributions from unconsolidated investment	—	12,740	—	—	12,740
Add: depreciation, depletion and amortization	12,659	—	3,778	—	16,437
Add: asset impairments	361,703	—	—	—	361,703
Add: interest expense	—	—	—	22,905	22,905
Adjusted EBITDA	$55,390	$12,740	$6,535	$(4,233)	$70,432

Distributable Cash Flow, or "DCF" (a Non-GAAP Financial Measure)

DCF is a non-GAAP financial measure that we define as net cash provided by operating activities of continuing operations, plus returns of unconsolidated equity investments, proceeds from sales of assets, including those included in discontinued operations, and returns of long-term contract receivables—affiliate, less maintenance capital expenditures and distributions to non-controlling interest.

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

DCF increased $102.0 million, or 188%, from $54.2 million in the three months ended September 30, 2015 to $156.2 million in the three months ended September 30, 2016. This increase is due primarily to the $109.9 million net cash proceeds from the sale of our discontinued operation, partially offset by lower coal production, lower coal royalty revenue per ton and lower minimum royalty payments received from our coal leases. These decreases are driven by the continued pressure on U.S. coal producers as described above.

The following table (in thousands) presents the three major categories of the statement of cash flows by business segment for the three months ended September 30, 2016 and 2015:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$34,997	$12,250	$4,357	$(15,703)	$35,901
Net cash provided by (used in) investing activities of continuing operations	$10,691	$—	$(434)	$—	$10,257
Net cash provided by (used in) financing activities of continuing operations	$—	$—	$—	$24,843	$24,843

September 30, 2015
Net cash provided by (used in) operating activities of continuing operations	$40,389	$12,762	$5,841	$(11,818)	$47,174
Net cash provided by (used in) investing activities of continuing operations	$8,422	$—	$(3,057)	$—	$5,365
Net cash provided by (used in) financing activities of continuing operations	$—	$—	$—	$(11,678)	$(11,678)

The following table (in thousands) reconciles net cash provided by operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF for the three months ended September 30, 2016 and 2015:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$34,997	$12,250	$4,357	$(15,703)	$35,901
Add: return on long-term contract receivables—affiliate	397	—	—	—	397
Add: proceeds from sale of PP&E	265	—	78	—	343
Add: proceeds from sale of mineral rights	10,029	—	—	—	10,029
Add: proceeds from sale of assets included in discontinued operations	—	—	—	—	109,889
Less: maintenance capital expenditures	(5)	—	(342)	—	(347)
DCF	$45,683	$12,250	$4,093	$(15,703)	$156,212

September 30, 2015
Net cash provided by (used in) operating activities of continuing operations	$40,389	$12,762	$5,841	$(11,818)	$47,174
Add: return on long-term contract receivables—affiliate	984	—	—	—	984
Add: proceeds from sale of PP&E	6,228	—	1	—	6,229
Add: proceeds from sale of mineral rights	1,660	—	—	—	1,660
Less: maintenance capital expenditures	(329)	—	(1,511)	—	(1,840)
DCF	$48,932	$12,762	$4,331	$(11,818)	$54,207

Results of Operations

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues and Other Income

Revenues and other income decreased $21.9 million, or 7%, from $333.8 million in the nine months ended September 30, 2015 to $311.9 million in the nine months ended September 30, 2016. The following table shows our diversified sources of revenues and other income by business segment for the nine months ended September 30, 2016 and 2015 (in thousands except for percentages):

	Coal Royalty and Other	Soda Ash	VantaCore	Total
2016
Revenues and other income	$193,114	$30,742	$88,091	$311,947
Percentage of total	62%	10%	28%
2015
Revenues and other income	$190,004	$36,739	$107,034	$333,777
Percentage of total	57%	11%	32%

The changes in revenue and other income is discussed for each of the Partnership's business segments below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment increased $3.1 million, or 2%, from $190.0 million in the nine months ended September 30, 2015 to $193.1 million in the nine months ended September 30, 2016.

The table below presents coal production and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other coal royalty and other revenues:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2016	2015
	(In thousands, except percent and per ton data) (Unaudited)
Coal production (tons)
Appalachia
Northern	479	7,581	(7,102)	(94)%
Central	10,046	13,402	(3,356)	(25)%
Southern	2,201	3,000	(799)	(27)%
Total Appalachia	12,726	23,983	(11,257)	(47)%
Illinois Basin	6,056	8,265	(2,209)	(27)%
Northern Powder River Basin	2,734	3,497	(763)	(22)%
Gulf Coast	—	778	(778)	(100)%
Total coal production	21,516	36,523	(15,007)	(41)%

Coal royalty revenue per ton
Appalachia
Northern	$4.19	$0.28	$3.91	1,396%
Central	3.22	3.93	(0.71)	(18)%
Southern	3.37	4.55	(1.18)	(26)%
Illinois Basin	3.57	4.00	(0.43)	(11)%
Northern Powder River Basin	3.04	2.64	0.40	15%
Gulf Coast	—	3.85	(3.85)	(100)%

Coal royalty revenues
Appalachia
Northern	$2,005	$2,105	$(100)	(5)%
Central	32,331	52,616	(20,285)	(39)%
Southern	7,419	13,646	(6,227)	(46)%
Total Appalachia	41,755	68,367	(26,612)	(39)%
Illinois Basin	21,611	33,020	(11,409)	(35)%
Northern Powder River Basin	8,314	9,219	(905)	(10)%
Gulf Coast	—	2,996	(2,996)	(100)%
Total coal royalty revenue	$71,680	$113,602	$(41,922)	(37)%

Other revenues	—
Override revenue	$1,482	$2,195	$(713)	(32)%
Transportation and processing fees	15,663	16,400	(737)	(4)%
Minimums recognized as revenue	60,455	12,480	47,975	384%
Lease assignment fee	—	6,000	(6,000)	(100)%
Gain on reserve swap	—	9,290	(9,290)	(100)%
Wheelage	1,797	2,117	(320)	(15)%
Hard mineral royalty revenues	2,194	7,552	(5,358)	(71)%
Oil and gas royalty revenues	2,538	3,476	(938)	(27)%
Property tax revenue	8,899	8,602	297	3%
Other	1,136	1,363	(227)	(17)%
Total other revenues	$94,164	$69,475	$24,689	36%
Coal royalty and other income	165,844	183,077	(17,233)	(9)%
Gain on coal royalty and other segment asset sales	27,270	6,927	20,343	294%
Total coal royalty and other segment revenues and other income	$193,114	$190,004	$3,110	2%

Total coal production decreased 15.0 million tons, or 41%, from 36.5 million tons in the nine months ended September 30, 2015 to 21.5 million tons in the nine months ended September 30, 2016. Total coal royalty revenues decreased $41.9 million, or 37%, from $113.6 million in the nine months ended September 30, 2015 to $71.7 million in the nine months ended September 30, 2016. Total production and royalty revenue decreased in all of our regions. These decreases are driven by downward pressure in the coal markets, with producers of Central Appalachian thermal coal in particular continuing to face challenges, as their production costs remain high relative to sales prices.

The decrease in coal royalty revenues was partially offset by a $48.0 million increase in minimums recognized as revenues due to several lease modifications and terminations in the second quarter of 2016 as well as a $20.3 million increase in gains on asset sales due to the sales of our oil and gas royalty and aggregates royalty businesses in the first quarter of 2016.

Soda Ash

Revenues and other income related to our equity investment in Ciner Wyoming decreased $6.0 million, or 16%, from $36.7 million in the nine months ended September 30, 2015 to $30.7 million in the nine months ended September 30, 2016. This decrease is primarily related to lower international prices compared to the prior year, in addition to higher royalty and G&A costs. These decreases were partially offset by higher production compared to the prior year.

VantaCore

Revenues and other income related to our VantaCore segment decreased $18.9 million, or 18%, from $107.0 million in the nine months ended September 30, 2015 to $88.1 million in the nine months ended September 30, 2016. This decrease is primarily due to a decrease in construction aggregates and brokered stone revenue as well as lower delivery and fuel income year-over-year. Tonnage sold by the VantaCore segment decreased 0.7 million tons, or 12% from 5.7 million tons in the nine months ended September 30, 2015 to 5.0 million tons in the nine months ended September 30, 2016 as a result of decreased construction aggregates demand in the oil and gas services sector that was partially offset by increased aggregates sales into the construction market.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) decreased $16.6 million, or 15%, from $114.4 million in the nine months ended September 30, 2015 to $97.8 million in the nine months ended September 30, 2016. This decrease is primarily related to the following:

VantaCore

Operating and maintenance expenses (including affiliates) in our VantaCore segment decreased $17.2 million, or 19% from $90.7 million in the nine months ended September 30, 2015 to $73.5 million in the nine months ended September 30, 2016. This decrease is primarily due to the decline in materials cost as a result of the decrease in construction aggregates and brokered stone volume year-over-year due to reduced demand in the oil and gas sector and a decrease in delivery and fuel costs due to the lower construction aggregates production and brokered stone purchases year-over-year partially and effective variable cost management.

Depreciation, Depletion and Amortization ("DD&A") Expense

DD&A expense decreased $12.5 million, or 27%, from $47.0 million in the nine months ended September 30, 2015 to $34.5 million in the nine months ended September 30, 2016. This decrease is primarily related to the reduction in the cost basis of our coal and aggregates royalty mineral rights due to the asset impairments recorded in the third and fourth quarters of 2015 and the decline in coal royalty production year-over-year.
General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs increased $3.5 million, or 36%, from $9.8 million in the nine months ended September 30, 2015 to $13.3 million in the nine months ended September 30, 2016. This increase is primarily related to increased legal and consulting fees related to the implementation of our long-term plan to strengthen our balance sheet, reduce debt and enhance liquidity.

Asset Impairments

Asset impairments decreased $357.8 million, or 98%, from $365.5 million in the nine months ended September 30, 2015 to $7.7 million in the nine months ended September 30, 2016. This decrease is primarily related to $249.4 million in coal property impairment, $70.5 million in oil and gas property impairment and $43.4 million in hard mineral property impairment recorded during the first nine months 2015 as compared to $3.9 million in coal property impairment and $1.7 million in hard mineral property impairment recorded during the first nine months of 2016. The impairments in 2015 primarily resulted from the continued deterioration and expectations of further reductions in global and domestic coal demand due to reduced global steel demand, sustained low natural gas prices, and continued regulatory pressure on the electric power generation industry.

Income (Loss) from Discontinued Operations

Income from discontinued operations increased $282.0 million, from a loss of $280.0 million in the nine months ended September 30, 2015 to income of $2.0 million in the nine months ended September 30, 2016. The change in income (loss) from discontinued operations is primarily related to the $265.1 million asset impairment recorded in the third quarter of 2015, the sale of our non-operated oil and gas working interest assets that was completed in July 2016 with an effective date of April 1, 2016 and the $8.3 million gain on sale for the nine months ended September 30, 2016.

Adjusted EBITDA (a Non-GAAP Financial Measure)

Adjusted EBITDA increased $6.3 million, or 3%, from $198.1 million in the nine months ended September 30, 2015 to $204.4 million in the nine months ended September 30, 2016. The increase is primarily a result of $48.0 million increase in minimums recognized as revenue primarily as a result of coal lease modifications or terminations that resulted in our lessee forfeiting their minimum royalty balances. Adjusted EBITDA also increased due to $20.4 million of additional gains on asset sales as compared to the same period in 2015. These increases were partially offset $41.9 million in reduced coal royalty revenue resulting from decreased in coal production and coal royalty revenue per ton driven by the continued pressure on U.S. coal producers as described above, a $6.0 million non-recurring 2015 lease assignment fee and $5.4 million of reduced aggregates royalty revenue in 2016 due to decreased 2016 aggregates production and sales. In addition, this increase was partially offset by $3.5 million of additional G&A expense in the first nine months of 2016 compared to 2015 as described above.

The following table (in thousands) reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the nine months ended September 30, 2016 and 2015:

	Operating Segments
For the Nine Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
September 30, 2016
Net income (loss) from continuing operations	$137,802	$30,742	$3,441	$(80,582)	$91,403
Less: equity earnings from unconsolidated investment	—	(30,742)	—	—	(30,742)
Add: distributions from unconsolidated investment	—	34,300	—	—	34,300
Add: depreciation, depletion and amortization	23,496	—	11,013	—	34,509
Add: asset impairments	7,681	—	—	—	7,681
Add: interest expense	—	—	—	67,265	67,265
Adjusted EBITDA	$168,979	$34,300	$14,454	$(13,317)	$204,416

September 30, 2015
Net income (loss) from continuing operations	$(233,803)	$36,739	$3,879	$(76,783)	$(269,968)
Less: equity earnings from unconsolidated investment	—	(36,739)	—	—	(36,739)
Less: gain on reserve swap	(9,290)	—	—	—	(9,290)
Add: distributions from unconsolidated investment	—	34,545	—	—	34,545
Add: depreciation, depletion and amortization	34,529	—	12,499	—	47,028
Add: asset impairments	365,506	—	—	—	365,506
Add: interest expense	—	—	—	66,976	66,976
Adjusted EBITDA	$156,942	$34,545	$16,378	$(9,807)	$198,058

DCF (a Non-GAAP Financial Measure)

DCF increased $96.2 million, or 68%, from $142.5 million in the nine months ended September 30, 2015 to $238.7 million in the nine months ended September 30, 2016. This increase is due primarily to the $109.9 million net cash proceeds from the sale of our discontinued operation in addition to $54.2 million in net cash proceeds from sales of mineral rights in 2016. These increases were partially offset by lower coal royalty production, lower coal royalty revenue per ton and less minimum payments received from our coal leases. These decreases are driven by the continued pressure on U.S. coal producers as described above.

The following table (in thousands) presents the three major categories of the statement of cash flows by business segment for the nine months ended September 30, 2016 and 2015:

	Operating Segments
For the Nine Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$91,372	$34,300	$16,680	$(67,805)	$74,547
Net cash provided by (used in) investing activities of continuing operations	$57,834	$—	$(4,324)	$—	$53,510
Net cash provided by (used in) financing activities of continuing operations	$—	$(7,229)	$(1,593)	$(68,047)	$(76,869)

September 30, 2015
Net cash provided by (used in) operating activities of continuing operations	$149,841	$30,778	$19,783	$(68,211)	$132,191
Net cash provided by (used in) investing activities of continuing operations	$15,546	$—	$(7,417)	$—	$8,129
Net cash provided by (used in) financing activities of continuing operations	$(2,744)	$—	$—	$(136,882)	$(139,626)

The following table (in thousands) reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF for the nine months ended September 30, 2016 and 2015:

	Operating Segments
For the Nine Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$91,372	$34,300	$16,680	$(67,805)	$74,547
Add: return on long-term contract receivables—affiliate	2,577	—	—	—	2,577
Add: proceeds from sale of PP&E	1,084	—	102	—	1,186
Add: proceeds from sale of mineral rights	54,178	—	—	—	54,178
Add: proceeds from sale of assets included in discontinued operations	—	—	—	—	109,889
Less: maintenance capital expenditures	(5)	—	(3,671)	—	(3,676)
DCF	$149,206	$34,300	$13,111	$(67,805)	$238,701

September 30, 2015
Net cash provided by (used in) operating activities of continuing operations	$149,841	$30,778	$19,783	$(68,211)	$132,191
Add: return on long-term contract receivables—affiliate	2,121	—	—	—	2,121
Add: proceeds from sale of PP&E	10,578	—	906	—	11,484
Add: proceeds from sale of mineral rights	3,505	—	—	—	3,505
Less: maintenance capital expenditures	(329)	—	(3,749)	—	(4,078)
Less: distributions to non-controlling interest	(2,744)	—	—	—	(2,744)
DCF	$162,972	$30,778	$16,940	$(68,211)	$142,479

Liquidity and Capital Resources

Overview

For an overview of our liquidity and related matters, see "—Executive Overview—Current Liquidity, Management's Forecast and Going Concern Analysis." Generally, we satisfy our working capital requirements with cash generated from operations. Our current liabilities exceeded our current assets by approximately $50.3 million as of September 30, 2016, primarily due to $81.0 million in total principal payments on the Opco Senior Notes and $80.0 million of payments on the Opco Credit Facility. Excluding these payments, net of their unamortized debt issue costs, our current assets exceeded our current liabilities by approximately $108.3 million as of September 30, 2016.

Capital Expenditures

A portion of the capital expenditures associated with our VantaCore segment are maintenance capital expenditures, which are capital expenditures made to maintain the long-term production capacity of those businesses. We deduct maintenance capital expenditures when calculating DCF.

Cash Flows

Cash flow provided by operating activities decreased $78.7 million, from $161.4 million in the nine months ended September 30, 2015 to $82.7 million in the nine months ended September 30, 2016. Operating cash flow from continuing operations decreased $58.5 million in our Coal Royalty and Other segment year-over-year primarily as a result of the reduction in coal royalty revenue and reduction of coal royalty minimum cash payments received on certain leases. Cash flow provided by operating activities of discontinued operations decreased $21.0 million, from $29.2 million in the nine months ended September 30, 2015 to $8.2 million in the nine months ended September 30, 2016 primarily as a result of completing the sale of our non-operated oil and gas working interest assets in July 2016 that had an effective date of April 1, 2016.

Cash flow provided by investing activities increased $184.8 million, from $24.5 million cash used in investing activities in the nine months ended September 30, 2015 to $160.3 million cash provided by investing activities in the nine months ended September 30, 2016. Investing cash flows from discontinued operations increased $139.4 million primarily as a result of the sale of our non-operated oil and gas working interest assets in July 2016 for $109.9 million in net cash proceeds. Investing cash flows from continuing operations increased $45.4 million primarily as a result of 2016 sales of royalty properties as described in Note 6. Mineral Rights to the consolidated financial statements.

Cash flow used in financing activities increased $76.6 million, from $125.8 million cash used in financing activities in the nine months ended September 30, 2015, to $202.4 million cash used in financing activities in the nine months ended September 30, 2016. Cash used in financing activities of discontinued operations increased $139.4 million primarily as a result of using $85.0 million to repay the RBL Credit Facility and contributing the $40.2 million of discontinued asset sales proceeds that remained after repayment of the RBL Facility in full to continuing operations. This $139.4 million increase in cash flow used in financing activities was partially offset by a $62.8 million decrease in cash flow used in financing activities from continuing operations. This decrease is primarily a result of distributing $49.3 million less cash to partners and receiving the remaining net proceeds from discontinuing operations after repayment as described above.

Capital Resources and Obligations

Indebtedness

As of September 30, 2016 and December 31, 2015 we had the following indebtedness (in thousands):

	September 30, 2016	December 31, 2015
Current portion of long-term debt, net	$158,597	$80,745
Long-term debt, net (including affiliate)	1,041,984	1,206,611
Total debt, net (including affiliate)	$1,200,581	$1,287,356

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under our revolving credit facility and term loan, which are subject to variable interest rates based upon LIBOR. At September 30, 2016, we had $260.0 million outstanding in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $2.6 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the first nine months of 2016 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

4.2
Fourth Amendment, dated as of September 9, 2016, to Note Purchase Agreements, dated as of June 19, 2003, among NRP (Operating) LLC and the holders named therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 12, 2016).

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 7, 2016	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2016	By:	/s/ CRAIG W. NUNEZ
Craig W. Nunez
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: November 7, 2016	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Accounting Officer
(Principal Accounting Officer)