Form 10-Q
period 2017-03-31
NATURAL RESOURCE PARTNERS LP
filed 2017-05-10
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "accelerated filer", "large accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 1, 2017 there were 12,232,006 Common Units outstanding.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,945	$40,371
Accounts receivable, net	44,470	43,202
Accounts receivable—affiliates, net	7,605	6,658
Inventory	7,624	6,893
Prepaid expenses and other	4,122	6,137
Current assets of discontinued operations (see Note 5)	991	991
Current assets held for sale	17,500	—
Total current assets	195,257	104,252
Land	12,591	25,252
Plant and equipment, net	48,579	49,443
Mineral rights, net	895,071	908,192
Intangible assets, net	3,065	3,236
Intangible assets, net—affiliate	49,043	49,811
Equity in unconsolidated investment	252,803	255,901
Long-term contracts receivable—affiliate	42,619	43,785
Other assets	9,270	3,791
Other assets—affiliate	952	1,018
Total assets	$1,509,250	$1,444,681
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$6,538	$6,234
Accounts payable—affiliates	1,196	940
Accrued liabilities	33,509	41,587
Current portion of long-term debt, net	263,502	138,903
Current liabilities of discontinued operations (see Note 5)	304	353
Total current liabilities	305,049	188,017
Deferred revenue	46,008	44,931
Deferred revenue—affiliates	68,735	71,632
Long-term debt, net	707,424	987,400
Warrant liabilities	61,417	—
Other non-current liabilities	3,102	4,565
Total liabilities	1,191,735	1,296,545
Commitments and contingencies (see Note 13)
Convertible Preferred Units (250,000 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	159,292	—
Partners’ capital:
Common unitholders’ interest (12,232,006 units issued and outstanding)	163,304	152,309
General partner’s interest	1,111	887
Accumulated other comprehensive loss	(2,798)	(1,666)
Total partners’ capital	161,617	151,530
Non-controlling interest	(3,394)	(3,394)
Total capital	158,223	148,136
Total liabilities and capital	$1,509,250	$1,444,681

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues and other income:
Coal royalty and other	$34,994	$28,849
Coal royalty and other—affiliates	16,144	10,569
VantaCore	27,221	24,682
Equity in earnings of Ciner Wyoming	10,294	9,801
Gain on asset sales, net	44	21,925
Total revenues and other income	88,697	95,826

Operating expenses:
Operating and maintenance expenses	29,628	26,785
Operating and maintenance expenses—affiliates, net	2,555	3,484
Depreciation, depletion and amortization	9,724	9,780
Amortization expense—affiliate	768	722
General and administrative	6,078	3,235
General and administrative—affiliates	1,124	937
Asset impairments	1,778	1,893
Total operating expenses	51,655	46,836

Income from operations	37,042	48,990

Other income (expense)
Interest expense	(23,141)	(22,196)
Interest expense—affiliate	—	(462)
Debt modification expense	(7,807)	—
Warrant issuance expense	(5,709)	—
Fair value adjustments for warrant liabilities	16,569	—
Interest income	17	19
Other expense, net	(20,071)	(22,639)

Net income from continuing operations	16,971	26,351
Loss from discontinued operations (see Note 5)	(207)	(2,924)
Net income	$16,764	$23,427
Less: income attributable to preferred unitholders	(2,500)	—
Net income attributable to common unitholders and general partner	$14,264	$23,427

Income from continuing operations per common unit (see Note 3)
Basic	$1.17	$2.12
Diluted	0.03	2.12

Net income per common unit (see Note 3)
Basic	$1.15	$1.88
Diluted	0.02	1.88

Net income	$16,764	$23,427
Add: comprehensive loss from unconsolidated investment and other	(1,132)	(545)
Comprehensive income	$15,632	$22,882

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Common Unitholders		General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

	Units	Amounts
Balance at December 31, 2016	12,232	$152,309	$887	$(1,666)	$151,530	$(3,394)	$148,136
Net income (1)	—	16,498	266	—	16,764	—	16,764
Distributions to common unitholders and general partner	—	(5,503)	(112)	—	(5,615)	—	(5,615)
Non-cash contributions	—	—	70	—	70	—	70
Comprehensive loss from unconsolidated investment and other	—	—	—	(1,132)	(1,132)	—	(1,132)
Balance at March 31, 2017	12,232	$163,304	$1,111	$(2,798)	$161,617	$(3,394)	$158,223

(1)	Net income includes $2.5 million attributable to Preferred Unitholders that accumulated during the period.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$16,764	$23,427
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	9,724	9,780
Amortization expense—affiliates	768	722
Distributions from equity earnings from unconsolidated investment	12,250	12,250
Equity earnings from unconsolidated investment	(10,294)	(9,801)
Gain on asset sales, net	(44)	(21,925)
Fair value adjustments for warrant liabilities	(16,569)	—
Debt modification expense	7,807	—
Warrant issuance expense	5,709	—
Loss from discontinued operations	207	2,924
Asset impairments	1,778	1,893
Other, net	1,090	2,266
Other, net—affiliates	887	1,783
Change in operating assets and liabilities:
Accounts receivable	(1,267)	3,955
Accounts receivable—affiliates	(947)	(1,070)
Accounts payable	986	280
Accounts payable—affiliates	256	225
Accrued liabilities	(8,080)	1,274
Accrued liabilities—affiliates	—	457
Deferred revenue	1,077	(4,063)
Deferred revenue—affiliates	(2,897)	(985)
Other items, net	1,284	(704)
Net cash provided by operating activities of continuing operations	20,489	22,688
Net cash provided by (used in) operating activities of discontinued operations	(284)	3,972
Net cash provided by operating activities	20,205	26,660

Cash flows from investing activities:
Proceeds from sale of oil and gas royalty properties	(548)	32,848
Proceeds from sale of coal and aggregates royalty properties	139	9,802
Return of long-term contract receivables—affiliate	414	309
Proceeds from sale of plant and equipment and other	22	3
Acquisition of plant and equipment and other	(2,095)	(1,421)
Net cash provided by (used in) investing activities of continuing operations	(2,068)	41,541
Net cash provided by (used in) investing activities of discontinued operations	29	(2,725)
Net cash provided by (used in) investing activities	(2,039)	38,816

Cash flows from financing activities:
Proceeds from issuance of Convertible Preferred Units and Warrants, net	242,100	—
Proceeds from issuance of 2022 Senior Notes, net	103,688	—
Repayments of loans	(251,010)	(41,166)
Distributions to common unitholders and general partner	(5,615)	(5,616)
Contributions to discontinued operations	(255)	—
Debt issue costs and other	(34,755)	(8,032)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Net cash provided by (used in) financing activities of continuing operations	54,153	(54,814)
Net cash provided by (used in) financing activities of discontinued operations	255	(10,338)
Net cash provided by (used in) financing activities	54,408	(65,152)

Net increase in cash and cash equivalents	72,574	324

Cash and cash equivalents of continuing operations at beginning of period	40,371	41,204
Cash and cash equivalents of discontinued operations at beginning of period	—	10,569
Cash and cash equivalents at beginning of period	40,371	51,773

Cash and cash equivalents at end of period	112,945	52,097
Less: cash and cash equivalents of discontinued operations at end of period	—	1,478
Cash and cash equivalents of continuing operations at end of period	$112,945	$50,619

Supplemental cash flow information:
Cash paid during the period for interest	$19,851	$13,181
Non-cash financing activities:
Issuance of 2022 Senior Notes in exchange for 2018 Senior Notes	$240,638	$—

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

Principles of Consolidation and Reporting

The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all necessary adjustments to fairly present the Partnership's results of operations, financial position and cash flows for the periods presented have been made and all such adjustments were of a normal and recurring nature. Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation.

As described in Note 5. Discontinued Operations, the Partnership has classified the assets and liabilities, operating results and cash flows of its non-operated oil and gas working interest assets as discontinued operations in its consolidated financial statements for all periods presented. As described in Note 4. Segment Information, the Partnership has reclassified oil and gas royalty activities in prior period amounts to conform to the way it internally manages and monitors segment performance that had no impact on the Partnership's consolidated financial position, net income or cash flows.

In the second quarter of 2016, the Partnership determined its net cash provided by operating and investing activities were understated by $7.2 million and $0.8 million, respectively, and net cash used in financing activities was understated by $8.0 million for the three months ended March 31, 2016. The Consolidated Statement of Cash Flows for the three months ended March 31, 2016 has been corrected for this error.

Recently Issued Accounting Standards

The FASB issued authoritative guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. The Partnership is required to adopt this guidance in the first quarter of 2018 using one of two retrospective application methods. The Partnership has performed revenue scoping procedures to identify the contracts for all of its revenue streams and utilized the practical expedient of grouping contracts or performance obligations with similar characteristics as prescribed by the new standard. The Partnership is currently evaluating these contracts; and while the effect of adoption is unknown, it is not currently aware of any material changes that would result from adoption of this new revenue recognition guidance and expects to complete its assessment of how it will be affected in the second quarter of 2017. The Partnership anticipates utilizing the full retrospective adoption method for financial statement comparability and electing the practical expedient of not restating contracts that begin and are completed within the same annual reporting period.

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

2.    Convertible Preferred Units and Warrants

On March 2, 2017, NRP issued $250 million of Class A Convertible Preferred Units representing limited partner interests in NRP (the "Preferred Units") to certain entities controlled by funds affiliated with the Blackstone Group, L.P. (collectively referred to as "Blackstone") and certain affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree") (together the "Preferred Purchasers") pursuant to a Preferred Unit and Warrant Purchase Agreement. NRP issued 250,000 Preferred Units to the Preferred Purchasers at a price of $1,000 per Preferred Unit (the "Per Unit Purchase Price"), less a 2.5% structuring and origination fee. The Preferred Units entitle the Preferred Purchasers to receive cumulative distributions at a rate of 12% per year, up to one half of which NRP may pay in additional Preferred Units (such additional Preferred Units, the "PIK Units").

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

The Preferred Units have a perpetual term, unless converted or redeemed as described below. The Preferred Units (including any PIK Units) are convertible into common units at a price of $1,000 per Preferred Unit plus the value of any accrued and unpaid distributions at the election of the holders (1) after the fifth anniversary and prior to the eighth anniversary of the issue date at a 7.5% discount to the volume weighted average trading price of our common units (the "VWAP") for the 30 trading days immediately prior to the notice of conversion if the 30-day VWAP immediately prior to such notice is greater than $51.00 (subject to a maximum of 33% of the Preferred Units per year) and (2) after the eighth anniversary of the issue date at a 10% discount to the VWAP for the 30 trading days immediately prior to the notice of conversion. Instead of issuing common units pursuant to clause (1) of the preceding sentence, NRP has the option to redeem the Preferred Units proposed to be converted for cash at a price equal to the $1,000 per Preferred Unit plus the value of any accrued and unpaid distributions. To the extent the holders of the Preferred Units have not elected to convert their Preferred Units by the twelfth anniversary of the issue date, NRP has the right to force conversion of the Preferred Units at a price equal to the $1,000 per Preferred Unit plus the value of any accrued and unpaid distributions into common units at a 10% discount to the VWAP for the 30 trading days immediately prior to the notice of conversion.

In addition, NRP has the ability to redeem at any time (subject to compliance with its debt agreements) all or any portion of the Preferred Units (including PIK Units) for cash at the agreed upon per unit amount, which is calculated as the Per Unit Purchase Price multiplied by (i) prior to the third anniversary of the closing date, 1.50, (ii) on or after the third anniversary of the closing date and prior to the fourth anniversary of the closing date, 1.70 and (iii) on or after the fourth anniversary of the closing date, 1.85; less all Preferred Unit distributions made by NRP at the time of redemption; plus the value of all accrued and unpaid Preferred Unit distributions. The Preferred Units are redeemable at the option of the Preferred Unit Purchasers only upon a change in control.

The terms of the Preferred Units contain certain restrictions on NRP's ability to pay distributions on its common units. To the extent that either (i) NRP's consolidated Leverage Ratio, as defined in the Partnership's Fifth Amended and Restated Partnership Agreement dated March 2, 2017 (the "Restated Partnership Agreement"), is greater than 3.25x, or (ii) the ratio of NRP's Distributable Cash Flow (as defined in the Restated Partnership Agreement) to cash distributions made or proposed to be made is less than 1.2x (in each case, with respect to the most recently completed four-quarter period), NRP may not increase the quarterly distribution above $0.45 per quarter without the approval of the holders of a majority of the outstanding Preferred Units. In addition, if at any time after January 1, 2022, any PIK Units are outstanding, NRP may not make distributions on its common units until it has redeemed all PIK Units for cash.

The holders of the Preferred Units have the right to vote with holders of NRP’s common units on an as-converted basis and have other customary approval rights with respect to changes of the terms of the Preferred Units. In addition, Blackstone has certain approval rights over certain matters as identified in the Restated Partnership Agreement. GoldenTree also has more limited approval rights that will expand once Blackstone's ownership goes below the Minimum Preferred Unit Threshold (as defined below). These approval rights are not transferrable without NRP's consent. In addition, the approval rights held by Blackstone and GoldenTree

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

will terminate at such time that Blackstone (together with their affiliates) or GoldenTree (together with their affiliates), as applicable, no longer own at least 20% of the total number of Preferred Units issued on the closing date, together with all PIK Units that have been issued but not redeemed (the "Minimum Preferred Unit Threshold").

At the closing, pursuant to a Board Representation and Observation Rights Agreement, the Preferred Purchasers received certain board appointment and observation rights, and Blackstone appointed one director and one observer to the Board of Directors of GP Natural Resource Partners LLC.

NRP also entered into a registration rights agreement (the "Preferred Unit and Warrant Registration Rights Agreement") with the Preferred Purchasers, pursuant to which NRP is required to file (i) a shelf registration statement to register the common units issuable upon exercise of the Warrants and to cause such registration statement to become effective not later than 90 days following the closing date and (ii) a shelf registration statement to register the common units issuable upon conversion of the Preferred Units and to cause such registration statement to become effective not later than the earlier of the fifth anniversary of the closing date or 90 days following the first issuance of any common units upon conversion of Preferred Units (the "Registration Deadlines"). In addition, the Preferred Unit and Warrant Registration Rights Agreement gives the Preferred Purchasers piggyback registration and demand underwritten offering rights under certain circumstances. The shelf registration statement to register the common units issuable upon exercise of the Warrants became effective on April 20, 2017. If the shelf registration statement to register the common units issuable upon conversion of the Preferred Units is not effective by the applicable Registration Deadline, NRP will be required to pay the Preferred Purchasers liquidated damages in the amounts and upon the term set forth in the Preferred Unit and Warrant Registration Rights Agreement.

Accounting for the Preferred Units and Warrants

Classification

The Preferred Units are accounted for on NRP's consolidated balance sheet as temporary equity due to certain contingent redemption rights that may be exercised at the election of Preferred Purchasers. The Warrants are accounted for on NRP's consolidated balance sheet as a liability because of a "down-round" anti-dilution price protection provision that reduces the Warrant holders' exercise price if NRP sells common units at a price less than the current strike price (subject to certain exceptions).

Initial Measurement

NRP allocated the transaction issuance costs to the Preferred Units and Warrants primarily on a pro-rata basis based on their relative inception date fair value. The Preferred Units and Warrants were initially recognized at fair value by allocating the transaction price as follows:

March 2, 2017
Transaction price, gross	$250,000
Structuring, origination and other fees to Preferred Purchasers	(7,900)
Transaction costs to other third parties	(10,531)
Transaction price, net	$231,569
Allocation of net transaction price
Preferred Units, net	$159,292
Warrant liabilities	77,986
Issuance costs allocated to Warrants and expensed	(5,709)
Transaction price, net	$231,569

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Subsequent Measurement

Subsequent adjustment of the Preferred Units will not occur until NRP has determined that the conversion or redemption of all or a portion of the Preferred Units is probable of occurring. Once conversion or redemption becomes probable of occurring, the carrying amount of the Preferred Units will be accreted to their redemption value over the period from the date the feature is probable of occurring to the date the preferred stock can first be converted or redeemed. The Warrants and embedded derivatives are accounted for at fair value and are remeasured each quarter. See Note 11. Fair Value Measurements for further information regarding valuation of Warrants and embedded derivatives. The financial position of the Preferred Units and Warrants as of March 31, 2017 was as follows (in thousands):

March 31, 2017
Preferred Units	$159,292
Warrant liabilities	61,417

NRP recognizes Preferred Unit distributions on the date the distribution is declared. Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. During the three months ended March 31, 2017, NRP declared no distributions on the Preferred Units and $2.5 million in Preferred Unit distributions accumulated during the period. As a result, NRP reduced net income attributable to common unitholders and the general partner by $2.5 million in calculating basic earnings per common unit for the three months ended March 31, 2017.

3.    Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering income attributable to preferred unitholders and the general partner’s interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's Warrants and Preferred Units (see Note 2. Convertible Preferred Units and Warrants), if the inclusion of these items is dilutive. The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The dilutive effect of the Preferred Units is calculated using the if-converted method. Under the if-converted method, the Preferred Units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted EPU calculation for the period being presented. Interest recognized during the period (including the effect of accretion of discounts and amortization of issuance costs, if any) and distributions declared in the period and undeclared distributions on the Preferred Units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table reconciles net income and weighted average units used in computing basic and diluted net income per common unit is as follows:

	Three Months Ended March 31,
	2017	2016
Allocation of net income:
Net income from continuing operations	$16,971	$26,351
Less: net income from continuing operations attributable to the general partner	220	461
Less: income attributable to preferred unitholders	2,500	—
Net income from continuing operations attributable to common unitholders	$14,251	$25,890

Net loss from discontinued operations	$(207)	$(2,924)
Less: net loss from discontinued operations attributable to the general partner	(4)	(58)
Net loss from discontinued operations attributable to common unitholders	$(203)	$(2,866)

Net income	$16,764	$23,427
Less: net income attributable to the general partner	216	403
Less: income attributable to preferred unitholders	2,500	—
Net income attributable to common unitholders	$14,048	$23,024

Basic Income (Loss) per Unit:
Weighted average common units—basic	12,232	12,232
Basic net income from continuing operations per common unit	$1.17	$2.12
Basic net loss from discontinued operations per common unit	$(0.02)	$(0.23)
Basic net income per common unit	$1.15	$1.88

Diluted Income (Loss) per Unit:
Weighted average common units—basic	12,232	12,232
Plus: dilutive effect of Warrants	322	—
Plus: dilutive effect of Preferred Units	2,391	—
Weighted average common units—diluted	14,945	12,232

Net income from continuing operations attributable to common unitholders	$14,251	$25,890
Less: other income from Warrant liability fair value adjustments	16,237	—
Plus: income attributable to preferred unitholders	2,500	—
Diluted net income from continuing operations attributable to common unitholders	$514	$25,890

Diluted net loss from discontinued operations attributable to common unitholders	$(203)	$(2,866)

Net income attributable to common unitholders	$14,048	$23,024
Less: other income from Warrant liability fair value adjustments	16,237	—
Plus: income attributable to preferred unitholders	2,500	—
Diluted net income attributable to common unitholders	$311	$23,024

Diluted net income from continuing operations per common unit	$0.03	$2.12
Diluted net loss from discontinued operations per common unit	$(0.01)	$(0.23)
Diluted net income per common unit	$0.02	$1.88

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

4.    Segment Information

The Partnership's operating segments are strategic business units that offer products and services to different customer segments in different geographies within the U.S. and that are managed accordingly. NRP has the following three operating segments:

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

Direct segment costs and certain costs incurred at a corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments. These allocated costs include costs of: taxes, legal, information technology and shared facilities services and are included in Operating and maintenance expenses and Operating and maintenance expenses—affiliates, net on the Consolidated Statements of Comprehensive Income. Intersegment sales are at prices that approximate market.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include corporate headquarters and overhead, financing, centralized treasury and accounting and other corporate-level activity not specifically allocated to a segment.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's operating segments (in thousands):

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
March 31, 2017
Revenues (including affiliates)	$51,138	$10,294	$27,221	$—	$88,653
Intersegment revenues (expenses)	62	—	(62)	—	—
Gain on asset sales	29	—	15	—	44
Operating and maintenance expenses (including affiliates)	7,384	—	24,799	—	32,183
General and administrative (including affiliates)	—	—	—	7,202	7,202
Depreciation, depletion and amortization (including affiliates)	6,973	—	3,519	—	10,492
Asset impairment	1,778	—	—	—	1,778
Other expense, net	—	—	395	19,676	20,071
Net income (loss) from continuing operations	35,094	10,294	(1,539)	(26,878)	16,971
Net loss from discontinued operations	—	—	—	—	(207)

March 31, 2016
Revenues (including affiliates)	$39,418	$9,801	$24,682	$—	$73,901
Intersegment revenues (expenses)	21	—	(21)	—	—
Gain (loss) on asset sales	21,925	—	—	—	21,925
Operating and maintenance expenses (including affiliates)	8,113	—	22,156	—	30,269
General and administrative (including affiliates)	—	—	—	4,172	4,172
Depreciation, depletion and amortization (including affiliates)	6,940	—	3,562	—	10,502
Asset impairment	1,893	—	—	—	1,893
Other expense, net	—	—	—	22,639	22,639
Net income (loss) from continuing operations	44,418	9,801	(1,057)	(26,811)	26,351
Net loss from discontinued operations	—	—	—	—	(2,924)

Total assets at March 31, 2017:
Continuing operations	956,782	252,803	187,239	111,434	1,508,258
Discontinued operations	—	—	—	—	991
Total assets at December 31, 2016:
Continuing operations	990,172	255,901	190,615	7,002	1,443,690
Discontinued operations	—	—	—	—	991

5.    Discontinued Operations

In July 2016, NRP Oil and Gas sold its non-operated oil and gas working interest assets for $116.1 million in gross sales proceeds. The sale had an effective date of April 1, 2016.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

presented. The Partnership transitioned the remaining investments in royalty interests in oil and natural gas properties into the Coal Royalty and Other operating segment during the third quarter of 2016.

The following table (in thousands) presents summarized financial results of the Partnership's discontinued operations in the Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,
	2017	2016
Revenues and other income:
Oil and gas	$15	$6,925
Loss on asset sales	(79)	—
Total revenues and other income	(64)	6,925

Operating expenses:
Operating and maintenance expenses (including affiliates)	143	4,381
Depreciation, depletion and amortization	—	4,241
Asset impairments	—	137
Total operating expenses	143	8,759

Interest expense	—	(1,090)
Loss from discontinued operations	$(207)	$(2,924)

The following table (in thousands) presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Accounts receivable, net (including affiliates) (1)	$991	$991
Total current assets	991	991
Total assets of discontinued operations	$991	$991

LIABILITIES
Current liabilities:
Other (including affiliates) (1)	$304	$353
Total current liabilities	304	353
Total liabilities of discontinued operations	$304	$353

(1)	See Note 12. Related Party Transactions for additional information on the Partnership's related party assets and liabilities.

The following table (in thousands) presents supplemental cash flow information of the Partnership's discontinued operations:

	Three Months Ended March 31,
	2017	2016
Cash paid for interest	$—	$631
Plant, equipment and mineral rights funded with accounts payable or accrued liabilities	—	811

Capital expenditures related to the Partnership's discontinued operations were $0.0 million and $1.9 million during the three months ended March 31, 2017 and 2016, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment

The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Ciner Wyoming distributed $12.3 million to the Partnership in each of the three month periods ended March 31, 2017 and 2016.

The difference between the amount at which the investment in Ciner Wyoming is carried and the amount of underlying equity in Ciner Wyoming's net assets was $148.8 million and $150.0 million as of March 31, 2017 and December 31, 2016, respectively. This excess basis relates to plant, property and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over a weighted average of 28 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.

The Partnership's equity in the earnings of Ciner Wyoming is summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Income allocation to NRP’s equity interests	$11,480	$10,996
Amortization of basis difference	(1,186)	(1,195)
Equity in earnings of unconsolidated investment	$10,294	$9,801

The results of Ciner Wyoming’s operations are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Sales	$126,572	$114,384
Gross profit	28,697	28,251
Net Income	23,428	22,441

The financial position of Ciner Wyoming is summarized as follows (in thousands):

	March 31,	December 31,
	2017	2016
Current assets	$142,218	$134,616
Non-current assets	233,209	235,427
Current liabilities	52,452	55,396
Non-current liabilities	110,655	98,425

The purchase agreement for the acquisition of the Partnership’s interest in Ciner Wyoming required the Partnership to pay additional contingent consideration to Anadarko to the extent certain performance criteria described in the purchase agreement were met by Ciner Wyoming in any of the years 2013, 2014 or 2015. During the first quarter of 2016, the Partnership paid $7.2 million in contingent consideration to Anadarko for performance criteria met by Ciner Wyoming in 2015. The Partnership has no further contingent consideration payments due to Anadarko.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Plant and Equipment

The Partnership’s plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Plant and equipment at cost	$81,199	$79,171
Construction in process	573	557
Less accumulated depreciation	(33,193)	(30,285)
Total plant and equipment, net	$48,579	$49,443

Depreciation expense related to the Partnership's plant and equipment totaled $3.0 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively.

8.    Mineral Rights and Land

The Partnership’s mineral rights consist of the following (in thousands):

	March 31, 2017
	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,700	$(425,378)	$745,322
Aggregates properties	176,774	(40,093)	136,681
Oil and gas royalty properties	12,395	(6,506)	5,889
Other	7,179	—	7,179
Total	$1,367,048	$(471,977)	$895,071

	December 31, 2016
	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,904	$(420,032)	$750,872
Aggregates properties	176,774	(39,056)	137,718
Oil and gas royalty properties	12,395	(6,289)	6,106
Other	14,946	(1,450)	13,496
Total	$1,375,019	$(466,827)	$908,192

Depletion expense related to the Partnership’s mineral rights totaled $6.6 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively.

In March 2017, the Partnership entered into an agreement to sell certain land and timber rights within its Coal Royalty and Other segment. As a result of the agreement, the Partnership determined it met held for sale criteria and classified $17.5 million of total net book value consisting of $13.0 million of land and $4.5 million of mineral rights in Current assets held for sale on the Partnership's Consolidated Balance Sheet as of March 31, 2017, and recorded $1.8 million of asset impairment expense during the three months ended March 31, 2017. The Partnership intends to use the proceeds to repay debt.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2016 Sale of Royalty Properties

The Partnership completed the sale of the following assets during the three months ended March 31, 2016:
1)Oil and gas royalty and overriding royalty interests in the Coal Royalty and Other segment in several producing properties located in the Appalachian Basin for $37.5 million gross sales proceeds. The effective date of the sale was January 1, 2016, and the Partnership recorded a $20.3 million gain from this sale included in Gain on asset sales, net on its Consolidated Statement of Comprehensive Income.
2)Aggregates reserves and related royalty rights in the Coal Royalty and Other segment at three aggregates operations located in Texas, Georgia and Tennessee for $10.0 million gross sales proceeds. The effective date of the sale was February 1, 2016, and the Partnership recorded a $1.6 million gain from this sale included in Gain on asset sales, net on its Consolidated Statement of Comprehensive Income.

9.    Intangible Assets (Including Affiliate)

The Partnership's Intangible assets—affiliate relate to above market coal transportation contracts with subsidiaries of Foresight Energy LP ("Foresight Energy") in which the Partnership receives throughput fees for the handling and transportation of coal as follows (in thousands):

	March 31,	December 31,
	2017	2016
Intangible assets—affiliate	$81,109	$81,109
Less accumulated amortization—affiliate	(32,066)	(31,298)
Total intangible assets, net—affiliate	$49,043	$49,811

Amortization expense related to the Partnership's intangible assets—affiliate totaled $0.8 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

The Partnership's Intangible assets consist of permits, aggregates-related trade names and other agreements as follows (in thousands):

	March 31,	December 31,
	2017	2016
Intangible assets	$5,227	$5,227
Less accumulated amortization	(2,162)	(1,991)
Total intangible assets, net	$3,065	$3,236

Amortization expense related to the Partnership's intangible assets totaled $0.2 million for both the three months ended March 31, 2017 and 2016.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Debt

As of March 31, 2017 and December 31, 2016, the Partnership's debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
NRP LP debt:
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75%	$345,638	$—
9.125% senior notes, with semi-annual interest payments in April and October, due October 2018, $300 million issued at 99.007% and $125 million issued at 99.5%	184,362	425,000
Opco debt:
Revolving credit facility, due April 2020	—	210,000
Senior notes
4.91% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	9,187	9,187
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	42,686	64,029
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	30,633	30,633
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	18,825	18,825
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	52,204	52,204
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	104,583	119,524
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	31,738	36,272
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	134,035	134,035
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	38,262	38,262
5.31% utility local improvement obligation, with annual principal and interest payments in February, due March 2021	769	961
Total debt at face value	$992,922	$1,138,932
Net unamortized debt discount	(2,184)	(1,322)
Net unamortized debt issuance costs	(19,812)	(11,307)
Total debt, net	$970,926	$1,126,303
Less: current portion of long-term debt	263,502	138,903
Total long-term debt	$707,424	$987,400

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP LP Debt

2018 Senior Notes

In September 2013, the Partnership, together with NRP Finance Corporation ("NRP Finance"), a wholly owned subsidiary of the Partnership, as co-issuer, issued $300.0 million of 9.125% Senior Notes at an offering price of 99.007% of par (the "2018 Senior Notes"). Net proceeds after expenses from the issuance of 2018 Senior Notes were approximately $289.0 million. Interest on the 2018 Senior Notes is paid semi-annually on April 1 and October 1, and the 2018 Senior Notes will mature on October 1, 2018. None of the Partnership's subsidiaries guarantee the 2018 Senior Notes.

In October 2014, the Partnership, together with NRP Finance as co-issuer, issued an additional $125.0 million of the 2018 Senior Notes at an offering price of 99.5% of par. The additional issuance constituted the same series of securities as the existing 2018 Senior Notes.

The Partnership and NRP Finance have the option to redeem the 2018 Senior Notes, in whole or in part, at any time on or after April 1, 2016, at fixed redemption prices specified in the indenture governing the NRP 2018 Senior Notes (the "2018 Indenture"). The 2018 Indenture contains covenants that, among other things, limit the ability of the Partnership and certain of its subsidiaries to incur or guarantee additional indebtedness. Under the 2018 Indenture, the Partnership and certain of its subsidiaries generally are not permitted to incur additional indebtedness unless, on a consolidated basis, the fixed charge coverage ratio (as defined in the indenture) is at least 2.0 to 1.0 for the four preceding full fiscal quarters. The ability of the Partnership and certain of its subsidiaries to incur additional indebtedness is further limited in the event the amount of indebtedness of the Partnership and certain of its subsidiaries that is senior to the Partnership's unsecured indebtedness exceeds certain thresholds.

In March 2017, the Partnership and NRP Finance exchanged $241 million aggregate principal amount of the 2018 Senior Notes for $241 million aggregate principal amount of a new series of 10.500% Senior Notes due 2022 (the “2022 Senior Notes”). In April 2017, the Partnership and NRP Finance redeemed $90 million in aggregate principal amount of the 2018 Senior Notes at a redemption price of 104.563%, and paid all accrued and unpaid interest thereon. In addition, pursuant to the 2022 Indenture (as defined below), the Partnership and NRP Finance will redeem any and all remaining outstanding 2018 Senior Notes at par (and pay accrued and unpaid interest thereon) within 60 days after October 1, 2017. NRP anticipates using cash on hand and available borrowings under the Opco Credit Facility in order pay the October 2017 redemption of the 2018 Senior Notes.

2022 Senior Notes

In March 2017, NRP and NRP Finance issued $346 million aggregate principal amount of 2022 Senior Notes to several holders of their 2018 Senior Notes. Of the $346 million of 2022 Senior Notes issued, $241 million in aggregate principal amount were issued in exchange for $241 million in aggregate principal amount of 2018 Senior Notes, and $105 million of the 2022 Senior Notes were issued to the holders for cash. The 2022 Senior Notes are issued under an Indenture dated as of March 2, 2017 (the "2022 Indenture"), bear interest at 10.500% per year, are payable semi-annually on March 15 and September 15, beginning September 15, 2017, and mature on March 15, 2022. The $105.0 million in 2022 Senior Notes purchased for cash were issued at a price of 98.75% (original issue discount of 1.25%), and each holder exchanging 2018 Senior Notes received a fee of 5.813% of the aggregate principal amount of all 2018 Senior Notes tendered for exchange by such holder, as well as all accrued and unpaid interest thereon. The 5.813% fee included a 4.563% call premium on the early repayment of the 2018 Senior Notes and a 1.25% fee on the exchange of the 2018 Notes for 2022 Senior Notes. This fee is accounted for as a debt issue cost, capitalized and shown net of the debt liability on our consolidated balance sheets.

NRP and NRP Finance have the option to redeem the 2022 Senior Notes, in whole or in part, at any time on or after March 15, 2019, at the redemption prices (expressed as percentages of principal amount) of 105.25% for the 12-month period beginning March 15, 2019, 102.625% for the 12-month period beginning March 15, 2020, and thereafter at 100.000%, together, in each case, with any accrued and unpaid interest to the date of redemption. Furthermore, before March 15, 2019, NRP may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes with the net proceeds of certain public or private equity offerings at a redemption price of 110.500% of the principal amount of 2022 Senior Notes, plus any accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the 2022 Senior Notes issued under the 2022 Indenture remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. In the event of a change of control, as defined in the 2022 Indenture, the holders of the 2022 Senior Notes may require us to purchase their 2022 Senior Notes at a purchase price equal to 101% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest, if any.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 2022 Indenture contains restrictive covenants that are substantially similar to those contained in the Indenture governing the 2018 Senior Notes, except that the debt incurrence and restricted payments covenants contain additional restrictions. Under the debt incurrence covenant, NRP's non-guarantor restricted subsidiaries will not be permitted to incur additional indebtedness unless their consolidated leverage ratio is less than 3.00x (measured on a pro forma basis and assuming that the greater of (i) $150.0 million of debt (or, if less, at NRP's election, the amount of total lending commitments under any revolving credit facility) and (ii) the actual amount of debt outstanding is outstanding under any revolving credit facility); provided, however, that such non-guarantor restricted subsidiaries will be permitted to make up to $150 million in borrowings under a revolving credit facility (which amount will be reduced on a dollar-for-dollar basis to the extent we have made the election described in clause (i) above). Under the restricted payments covenant, NRP will not be able to increase the quarterly distribution on its common units or elect to pay more than 50% of the distributions required to be made on the Preferred Units in cash, unless, in each case, its consolidated leverage ratio is less than 4.00x. The 2022 Indenture also contains restrictions on NRP's ability to redeem the Preferred Units.

The 2022 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2022 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance, including the remaining outstanding 2018 Senior Notes, and senior in right of payment to any of NRP's subordinated debt. The 2022 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2022 Senior Notes.

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC, as further described below. As of March 31, 2017 and December 31, 2016, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

Opco’s $180 million Third Amended and Restated Credit Agreement, as amended through March 2017 (the "Opco Credit Facility"), matures on April 30, 2020, is guaranteed by all of Opco’s wholly owned subsidiaries, and is secured by liens on certain of the assets of Opco and its subsidiaries, as further described below. Commitments under the Opco Credit Facility will be reduced to $150 million at December 31, 2017 and further reduced to $100 million at December 31, 2018 through maturity in April 2020.

Indebtedness under the Opco Credit Facility bears interest, at Opco's option, at:

•	the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1%, in each case plus an applicable margin ranging from 2.50% to 3.50%; or

•	a rate equal to LIBOR plus an applicable margin ranging from 3.50% to 4.50%.

The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for three months ended March 31, 2017 and 2016 were 5.22% and 3.80%, respectively. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty. As of March 31, 2017, Opco had no indebtedness outstanding under the Opco Credit Facility.

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•
a leverage ratio of consolidated indebtedness to EBITDDA (as defined in the Opco Credit Facility) not to exceed 4.0x; provided, however, that if NRP increases its quarterly distribution to its common unitholders above $0.45 per common unit, the maximum leverage ratio under the Opco Credit Facility will permanently decrease from 4.0x to 3.0x.

•	a fixed charge coverage ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease expense) of not less than 3.5 to 1.0.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The Opco Credit Facility contains certain additional customary negative covenants that, among other items, restrict Opco’s ability to incur additional debt, grant liens on its assets, make investments, sell assets and engage in business combinations. Included in the investment covenant are restrictions upon Opco’s ability to acquire assets where Opco does not maintain certain levels of liquidity. In addition, Opco is required to use 75% of the net cash proceeds of certain non-ordinary course asset sales to repay the Opco Credit Facility (without any corresponding commitment reduction) and use the remaining 25% of the net cash proceeds to offer to repay its senior notes on a pro rata basis, as described below under “—Opco Senior Notes.” The Opco Credit Facility also contains customary events of default, including cross-defaults under Opco’s senior notes.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $660.7 million and $673.0 million classified as Land, Plant and equipment and Mineral rights on the Partnership’s Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than NRP Trona LLC (which owns a 49% non-controlling equity interest in Ciner Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, (4) real property associated with certain of VantaCore’s construction aggregates business, and (5) certain of Opco’s coal-related infrastructure assets.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2017 and December 31, 2016, the Opco Senior Notes had cumulative principal balances of $462.2 million and $503.0 million, respectively. The Opco Senior Notes are guaranteed by all of Opco's wholly owned subsidiaries and are secured by the same collateral as the A&R Credit Facility. Opco made mandatory principal payments of $40.8 million and $41.0 million during the three months ended March 31, 2017 and 2016, respectively.

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

In addition, the Note Purchase Agreements include a covenant that provides that, in the event NRP Operating or any of its subsidiaries is subject to any additional or more restrictive covenants under the agreements governing its material indebtedness (including the Opco Credit Facility and all renewals, amendments or restatements thereof), such covenants shall be deemed to be incorporated by reference in the Note Purchase Agreements and the holders of the Notes shall receive the benefit of such additional or more restrictive covenants to the same extent as the lenders under such material indebtedness agreement.

The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through March 31, 2017.

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

11.    Fair Value Measurements

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, contracts receivable—affiliate, accounts payable, Warrants, debt and convertible preferred units. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Fair Value—Disclosure Only

The following table (in thousands) shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable—affiliate:

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2018 Senior Notes (1)	$183,518	$187,358	$420,097	$412,250
NRP 2022 Senior Notes (1)	336,669	357,735	—	—
Opco Senior Notes and utility local improvement obligation (2)	459,288	479,124	500,174	488,814
Opco Revolving Credit Facility (3)	—	—	206,032	210,000

Assets:
Contracts receivable—affiliate, current and long-term(2)	46,118	32,049	46,742	32,554

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

(2)	The Level 3 fair value is estimated by management using quotations obtained for comparable instruments on the closing trading prices near period end.

(3)
The Level 3 fair value approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Fair Value—Recurring

Warrants entered into in March 2017 are reported on the Partnership's consolidated balance sheets as a liability at Level 3 fair value using a binomial lattice model under the option pricing method. This model incorporates transaction details such as contractual terms, the Partnership’s common unit price, risk free interest rate, dividend yield and volatility. A significant decrease in the volatility or a significant decrease in the Partnership’s unit price, in isolation, would result in a significantly lower fair value measurement, and vice versa. The Warrants' binomial lattice model utilized the following assumptions on the following dates (fair value in thousands):

Warrant Valuation Model Key Assumptions	March 2, 2017	March 31, 2017
Closing price of NRP common units	$41.95	$36.15
Risk-free interest rate	2.38%	2.28%
Expected dividend yield	4.29%	4.98%
Expected volatility	45.00%	47.50%

The Warrants are recorded as non-current liabilities on the Partnership's consolidated balance sheets. Changes in the estimated fair value of the Warrants result in the recognition of other income or expense. The following table (in thousands) sets forth a summary of the beginning and ending balance sheet amounts and the changes in fair value of the Partnership's Level 3 Warrant liabilities that are measured at fair value on a recurring basis:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$—	$—
Issuance of new Warrants	77,986	—
Fair value adjustments for Warrant liabilities	(16,569)	—
Ending balance (1)	$61,417	$—

(1)	During the three months ended March 31, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value in NRP's consolidated balance sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly, and changes in their fair value would be recorded in other income (expense) in NRP's consolidated statements of comprehensive income. The embedded derivatives had zero value at inception and as of March 31, 2017.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Related Party Transactions

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and Western Pocahontas Properties Limited Partnership ("WPPLP"), affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. In addition, the Partnership receives non-cash equity contributions from its general partner related to compensation paid directly by the general partner and not reimbursed by the Partnership. These amounts are presented as non-cash equity contributions on the Partnership's Consolidated Statements of Partners' Capital and were $0.1 million during both the three months ended March 31, 2017 and 2016. These QMC and WPPLP employee management service costs and non-cash equity compensation expenses are presented as Operating and maintenance expenses—affiliates, net and General and administrative—affiliates on the Consolidated Statements of Comprehensive Income. NRP also reimburses overhead costs incurred by its affiliates to manage the Partnership's business. These overhead costs include certain rent, legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s general partner and its affiliates and are presented as Operating and maintenance expenses—affiliates, net and General and administrative—affiliates on the Consolidated Statements of Comprehensive Income.

The Partnership had Accounts payable—affiliates to QMC of $0.7 million and $0.4 million, including $0.0 million and less than $0.1 million related to discontinued operations at March 31, 2017 and December 31, 2016, respectively, for services provided by QMC to the Partnership. The Partnership had Accounts payable—affiliates to WPPLP of $0.5 million and $0.6 million at March 31, 2017 and December 31, 2016, respectively.

Direct general and administrative expenses charged to the Partnership by WPPLP and QMC are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating and maintenance expenses—affiliates, net	2,135	2,776
General and administrative—affiliates	1,124	937

Included in income (loss) from discontinued operations are $0.0 million and $0.3 million of operating and maintenance expenses charged by QMC for the three months ended March 31, 2017 and 2016, respectively.

Cline Affiliates

Various companies affiliated with Chris Cline, including Foresight Energy LP, lease coal reserves from the Partnership, and the Partnership also leases coal transportation assets to them for a fee. Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC ("Adena"), owns a 31% interest (unaudited) in NRP's general partner, as well as approximately 0.5 million of NRP's common units (unaudited) at March 31, 2017.

Coal related revenues from Foresight Energy totaled $15.8 million and $10.1 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Partnership had Accounts receivable—affiliates from Foresight Energy of $7.5 million and $6.5 million, respectively. As of March 31, 2017 and December 31, 2016, the Partnership had received $68.7 million and $71.6 million, respectively in minimum royalty payments to date that have been recorded as Deferred revenue—affiliates since they have not been recouped by Foresight Energy.

NRP owns and leases rail load out and associated facilities to Foresight Energy at Foresight Energy's Sugar Camp mine. The lease agreement is accounted for as a direct financing lease. Total projected remaining payments under the lease at March 31, 2017 were $75.2 million with unearned income of $30.9 million, and the net amount receivable was $44.2 million, of which $2.1 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate on the accompanying Consolidated Balance Sheets. Total projected remaining payments under the lease at December 31, 2016 were $76.4 million with unearned income of $31.8 million and the net amount receivable was $44.6 million, of which $2.2 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliates on the accompanying Consolidated Balance Sheets.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP holds a contractual overriding royalty interest from a subsidiary of Foresight Energy that provides for payments based upon production from specific tons at Foresight Energy's Sugar Camp operations. This overriding royalty was accounted for as a financing arrangement and is reflected as an affiliate receivable. The net amount receivable under the agreement as of March 31, 2017 was $2.7 million, of which $2.2 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate. The net amount receivable under the agreement as of December 31, 2016 was $2.7 million, of which $1.4 million is included in Accounts receivable—affiliates while the remaining is included in Long-term contracts receivable—affiliate on the accompanying Consolidated Balance Sheets.

NRP owns rail load out transportation assets and subcontracts out the operating responsibilities to an affiliate of Foresight Energy at Foresight's Williamson mine. During the three months ended March 31, 2017 and 2016, the Partnership recorded operating and maintenance expenses—affiliates of $0.3 million and $0.4 million, respectively, to operate these assets.

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

At March 31, 2017, a fund controlled by Quintana Capital owned a majority interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, is Chairman of the Board of Corsa. Coal related revenues from Corsa totaled $0.4 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016 the Partnership had Accounts receivable—affiliates totaling $0.1 million and $0.2 million from Corsa at March 31, 2017 and December 31, 2016, respectively.

WPPLP Production Royalty and Overriding Royalty

During the three months ended March 31, 2017 and 2016, the Partnership recorded $0.1 million and $0.6 million, respectively in Operating and maintenance expenses—affiliates related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007. The Partnership had Other assets—affiliate from WPPLP of $1.0 million at both March 31, 2017 and December 31, 2016 related to a non-production royalty receivable from WPPLP for overriding royalty interest on a mine.

13.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Since 2013, several citizen group lawsuits have been filed against landowners alleging ongoing discharges of pollutants, including selenium and conductivity, from valley fills located at reclaimed mountaintop removal mining sites in West Virginia. In each case, the mine on the subject property had been closed, the property had been reclaimed, and the state reclamation bond had been released. Any determination that a landowner or lessee has liability for discharges from a previously reclaimed mine site could result in substantial compliance costs or fines and would result in uncertainty as to continuing liability for completed and reclaimed coal mine operations. A subsidiary of the Partnership has been named as a defendant in one of these lawsuits. The Partnership does not believe this matter will have a material effect on its financial condition or results of operations.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Foresight Energy Disputes

In November 2015, we filed a lawsuit against Foresight Energy’s subsidiary, Hillsboro Energy LLC ("Hillsboro"), in the Circuit Court of the Fourth Judicial Circuit in Montgomery County, Illinois. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine in July 2015. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, we received the notice declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. We believe the force majeure claim by Hillsboro has no merit, and we are vigorously pursuing recovery against them. The effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments of $7.5 million per quarter, or $30.0 million per year. Foresight Energy's failure to make the deficiency payment with respect to three quarters of 2015, each quarter of 2016, and the first quarter of 2017 resulted in a cumulative $53.5 million negative cash impact to us. Such amount will increase for each quarter during which mining operations continue to be idled. We do not currently have an estimate as to when the mine will resume coal production. If the mine remains idled for an extended period or if the mine is permanently closed, our financial condition could be adversely affected.

In April 2016, we filed a lawsuit against Macoupin Energy, LLC ("Macoupin"), a subsidiary of Foresight Energy, in Macoupin County, Illinois. The lawsuit alleges that Macoupin has failed to comply with the terms of its coal mining, rail loadout and rail loop leases by incorrectly recouping previously paid minimum royalties. Foresight Energy’s failure to properly calculate its recoupable balance and failure to make payments in accordance with these lease agreements has resulted in a cumulative $8.0 million negative cash impact to us. While the Partnership plans to pursue its claim, a valuation allowance for the receivable amount has been recorded.

14.    Major Customers

Revenues from customers that exceeded ten percent of total revenues and other income for any of the periods presented below are as follows (in thousands except for percentages):

	Three Months Ended March 31,
	2017		2016
	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$15,791	17.8%	$10,078	10.5%

(1)Revenues from Foresight Energy are included within the Partnership's Coal Royalty and Other segment.

15.    Unit-Based Compensation

GP Natural Resource Partners LLC adopted the Natural Resource Partners Long-Term Incentive Plan in 2008 (the "Long-Term Incentive Plan") for directors of GP Natural Resource Partners LLC and employees of its affiliates who perform services for the Partnership. The compensation committee of GP Natural Resource Partners LLC’s board of directors administers the Long-Term Incentive Plan. Subject to the rules of the exchange upon which the common units are listed at the time, the board of directors and the compensation committee of the board of directors have the right to alter or amend the Long-Term Incentive Plan or any part of the Long-Term Incentive Plan from time to time. Except upon the occurrence of unusual or nonrecurring events, no change in any outstanding grant may be made that would materially reduce the benefit intended to be made available to a participant without the consent of the participant.

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

A summary of activity in the outstanding grants during 2017 is as follows (in thousands):

Phantom Units
Outstanding grants at January 1, 2017	86
Grants vested and paid during the period	(26)
Forfeitures during the period	(4)
Outstanding grants at March 31, 2017	56

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. During the three months ended March 31, 2017, the Partnership recorded G&A expenses of $0.4 million. The Partnership recorded a credit to general and administrative expenses related to its Long-Term Incentive Plan of less than $0.1 million for the three months ended March 31, 2016, due to the decline in the market price of the Partnership's common units.

In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $1.7 million and $1.5 million were made during the three months ended March 31, 2017 and 2016, respectively. The unaccrued cost associated with unvested outstanding grants and related DERs at March 31, 2017 and December 31, 2016 was $0.7 million and $0.8 million, respectively.

16.    Cash Distributions

The following table shows the distributions paid by the Partnership during the three months ended March 31, 2017 and 2016:

			Total Distributions (In thousands)
Date Paid	Period Covered by Distribution	Distribution per Common Unit	Common Units	GP Interest	Total
2017
February 14, 2017	October 1 - December 31, 2016	$0.45	$5,503	$112	$5,615

2016
February 12, 2016	October 1 - December 31, 2015	$0.45	$5,503	$113	$5,616

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

	March 31, 2017	December 31, 2016
Deferred revenue	$46,008	$44,931
Deferred revenue—affiliate	68,735	71,632
Total deferred revenue (including affiliate)	$114,743	$116,563

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The Partnership recognized the following amounts of deferred revenue (including affiliate) attributable to previously paid minimums resulting from the expiration of the lessee’s ability to recoup the payments as Coal royalty and other revenue (in thousands):

	Three Months Ended March 31,
	2017	2016
Coal royalty and other	$758	$6,094
Coal royalty and other—affiliates	4,438	870
Total coal royalty and other (including affiliates)	$5,196	$6,964

18.    Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2017 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Distributions Declared

On April 25, 2017, the Board of Directors of GP Natural Resource Partners LLC declared a distribution of $0.45 per unit to be paid by the Partnership on May 12, 2017 to common unitholders of record on May 5, 2017. In addition, the Board declared a distribution on NRP's 12.0% Class A Convertible Preferred Units with respect to the period such units were outstanding during the first quarter. One-half of the distribution on the preferred units will be paid-in-kind through the issuance of 1,250 additional Preferred Units.

Partial Redemption of 2018 Senior Notes

On April 3, 2017, NRP redeemed $90 million in aggregate principal amount of its 2018 Senior Notes at a redemption price of 104.563%, and paid all accrued and unpaid interest thereon.

Registration Statements and Exchange Offer

In April 2017, as required by the terms of the registration rights agreements entered into in connection with the recapitalization transactions completed in March 2017, we filed (i) a Registration Statement on Form S-3 to register common units issuable upon exercise of the Warrants, and (ii) a Registration Statement on Form S-4 to register the exchange of the $346 million of 2022 Senior Notes issued in a private offering in March 2017 for $346 million of 2022 Senior Notes that have been registered under the Securities Act of 1933, as amended.  Both registration statements were declared effective on April 20, 2017.  The exchange offer for the 2022 Senior Notes was launched on April 20, 2017 and expires on May 23, 2017, unless we determine to extend it.

Purchase of Adena Interest in NRP GP

On May 9, 2017, Adena sold its 31% limited partner interest in NRP (GP) LP (the Partnership’s general partner) (“NRP GP”) to Great Northern Properties Limited Partnership (“GNPLP”) and WPPLP (the “Adena Sale”). GNPLP and WPPLP are companies controlled by Corbin J. Robertson, the Chairman and Chief Executive Officer of GP Natural Resource Partners LLC (the general partner of NRP GP) (“GP LLC”). Following the Adena Sale, GNPLP owns a 9.830% limited partner interest in NRP GP, and WPPLP owns a 90.169% limited partner interest in NRP GP. GP LLC continues to own a 0.001% general partner interest in NRP GP.

In connection with the Adena Sale, on May 9, 2017, the Investor Rights Agreement effective as of January 4, 2007 by and among Adena, NRP GP, GP LLC, and Robertson Coal Management (“Investor Rights Agreement”) terminated pursuant to its terms. Pursuant to the Investor Rights Agreement, Adena had the right to appoint two directors (one of whom must have been independent) and one observer to the Board of Directors of GP LLC (the “GP LLC Board”). Also on May 9, 2017, the Restricted Business Contribution Agreement effective as of January 4, 2007, by and among Christopher Cline, Foresight Reserves LP, Adena, NRP, NRP GP, and NRP (Operating) LLC (the “RBCA”) also terminated pursuant to the terms thereof. Pursuant to the RBCA, Adena and its affiliates were required to make offers of certain assets to NRP and its subsidiaries. In addition, the rights of Adena and its affiliates under the Partnership’s partnership agreement are no longer in effect as a result of the Adena Sale (other than customary rights to indemnification).

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

In connection with the termination of the Investor Rights Agreement, Adena no longer has rights to appoint directors to the GP LLC Board, and accordingly, on May 9, 2017, L.G. (“Trey”) Jackson resigned from the GP LLC Board. Mr. Jackson was one of two Adena designees to the GP LLC Board pursuant to the Investor Rights Agreement.

Upon closing of this transaction, NRP no longer considers the various companies affiliated with Chris Cline, including Foresight Energy LP (see Cline Affiliates section of Note. 12 Related Party Transactions for further information), to be affiliates of NRP.

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

These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 for important factors that could cause our actual results of operations or our actual financial condition to differ.

As used herein, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. References to "NRP Oil and Gas" refer to NRP Oil and Gas LLC, a wholly owned subsidiary of NRP. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and a co-issuer with NRP on the 2018 and 2022 senior notes.

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

For the three months ended March 31, 2017, our financial results included (in thousands):

Revenues and other income	$88,697
Net income from continuing operations	$16,971
Adjusted EBITDA (1)	$51,285

Operating cash flow provided by continuing operations	$20,489
Investing cash flow used in continuing operations	$(2,068)
Financing cash flow provided by continuing operations	$54,153
Distributable Cash Flow ("DCF") (1)	$18,547

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Debt Reduction and 2017 Recapitalization Transactions

During the first quarter of 2017, we completed several transactions that improved our liquidity and strengthened our balance sheet. As of April 3, 2017, we had reduced our debt by $236 million from December 31, 2016 and extended $575 million of our 2018 debt maturities to 2020 and 2022. We remain focused on further reducing our debt and improving our credit metrics in order to ultimately reposition the partnership for long-term growth. On March 2, 2017, we completed the following transactions:

•
the issuance of $250 million of a new class of 12.0% preferred units representing limited partner interests in NRP, together with warrants to purchase common units, to certain entities controlled by funds affiliated with The Blackstone Group, L.P. (collectively referred to as "Blackstone") and certain affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree");

•
the exchange of $241 million of our 9.125% Senior Notes due 2018 (the "2018 Senior Notes") for $241 million of a new series of 10.500% Senior Notes due 2022 (the "2022 Senior Notes"), and the sale of $105 million of additional 2022 Notes in exchange for cash proceeds; and

•	the extension of Opco’s revolving credit facility (the "Opco Credit Facility") to April 2020, with commitments thereunder reduced to $180 million.

We used a portion of the proceeds from these transactions to repay Opco’s revolving credit facility in full and pay all fees and expenses associated with the transactions described above. We will also use a portion of the proceeds to redeem the remaining 2018 Senior Notes. On April 3, 2017, we redeemed $90 million in aggregate principal amount of the 2018 Senior Notes at a redemption price of 104.563%, and paid all accrued and unpaid interest thereon. In addition, we plan to redeem all remaining outstanding 2018 Senior Notes in October 2017 at par, and we anticipate using cash on hand and available borrowings under Opco's Credit Facility for that purpose.

Current Results/Market Outlook

Coal Royalty and Other Business Segment

For the three months ended March 31, 2017, our Coal Royalty and Other business segment financial results included the following (in thousands):

Revenues and other income	$51,167
Net income from continuing operations	$35,094
Adjusted EBITDA (1)	$43,845

Operating cash flow provided by continuing operations	$37,932
Investing cash flow provided by continuing operations	$6
Financing cash flow provided by continuing operations	$16
DCF (1)	$37,937

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

NRP continued to benefit from higher metallurgical coal prices in the first quarter of 2017, with substantially increased price realizations in Central and Southern Appalachia as compared to the first quarter of 2016. Metallurgical coal prices increased significantly over the course of 2016, peaking in the fourth quarter primarily as a result of supply rationalizations in China. While prices retreated in the first quarter of 2017 as more production came on the market, they remained significantly higher than in the comparable period in 2016. Following another recent spike caused by Cyclone Debbie at the end of March, metallurgical coal prices are in the process of again returning to more sustainable long-term levels. Over the remainder of 2017, NRP expects prices to remain above the lows experienced in the first half of 2016. We derived approximately 59% of our coal royalty revenues and approximately 38% of the related production from metallurgical coal during the three months ended March 31, 2017. The domestic thermal coal markets have also shown modest improvements, as production cuts over the last year have rationalized coal stockpiles, and we saw increased thermal coal production from our Illinois Basin properties. Although a mild winter has tempered demand for thermal coal, natural gas prices remain higher than 2016, causing thermal coal to be more competitive for electricity generation as compared to recent years. Despite these improvements, producers of Central Appalachian thermal coal continue to face challenges, as many still have large debt burdens and their production costs remain high relative to sales prices.

Soda Ash Business Segment

For the three months ended March 31, 2017, our Soda Ash business segment financial results included the following (in thousands):

Revenues and other income	$10,294
Net income from continuing operations	$10,294
Adjusted EBITDA (1)	$12,250

Operating cash flow provided by continuing operations	$12,250
DCF (1)	$12,250

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Income from our trona mining and soda ash refinery investment was higher year-over-year for the three months ended March 31, 2017. This increase is primarily related to increased sales volumes and reduced variable and SG&A costs. ANSAC pricing into Asian markets was particularly strong in the first quarter, and we expect the prices to remain high, as the China Soda Ash Association recently called for a 10% production cut across the industry for 60 days from mid-April through June. The higher Asian pricing was partially offset to some degree in the first quarter by lower prices in the Americas due to anticipated additional production coming from new mines in Turkey later in 2017 and in 2018. Ciner Resources LP, our partner that controls and operates Ciner Wyoming, is a publicly traded master limited partnership that depends on distributions from Ciner Wyoming in order to make distributions to its public unitholders.

VantaCore Business Segment

For the three months ended March 31, 2017, our VantaCore business segment financial results included the following (in thousands):

Revenues and other income	$27,236
Net income from continuing operations	$(1,539)
Adjusted EBITDA (1)	$2,375

Operating cash flow provided by continuing operations	$4,046
Investing cash flow used in continuing operations	$(2,074)
Financing cash flow used in continuing operations	$(96)
DCF (1)	$2,099

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

VantaCore’s construction aggregates mining and production business is largely dependent on the strength of the local markets that it serves. The business is also seasonal, with lower production and sales during the first quarter of each year. VantaCore’s production and revenues increased in the three months ended March 31, 2017 compared to the same period in 2016, but were offset in part by increased operating expenses associated with higher levels of activity. VantaCore’s Adjusted EBITDA for the quarter was in line with our expectations.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues and Other Income

Revenues and other income decreased $7.1 million, or 7%, from $95.8 million in the three months ended March 31, 2016 to $88.7 million in the three months ended March 31, 2017. The following table shows our diversified sources of natural resource revenues and other income by business segment for the three months ended March 31, 2017 and 2016 (in thousands except for percentages):

	Coal Royalty and Other	Soda Ash	VantaCore	Total
March 31, 2017
Revenues and other income	$51,167	$10,294	$27,236	$88,697
Percentage of total	57%	12%	31%
March 31, 2016
Revenues and other income	$61,343	$9,801	$24,682	$95,826
Percentage of total	64%	10%	26%

The changes in revenue and other income is discussed for each of the our business segments below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment decreased $10.1 million, or 17%, from $61.3 million in the three months ended March 31, 2016 to $51.2 million in the three months ended March 31, 2017. The table below presents coal production and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other coal royalty and other revenues:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2017	2016
	(In thousands, except percent and per ton data) (Unaudited)
Coal production (tons)
Appalachia
Northern	1,206	1,431	(225)	(16)%
Central	3,699	3,227	472	15%
Southern	562	745	(183)	(25)%
Total Appalachia	5,467	5,403	64	1%
Illinois Basin	2,017	1,727	290	17%
Northern Powder River Basin	950	974	(24)	(2)%
Total coal production	8,434	8,104	330	4%

Coal royalty revenue per ton
Appalachia
Northern	$0.50	$0.82	$(0.32)	(39)%
Central	5.46	3.25	2.21	68%
Southern	6.46	2.96	3.50	118%
Illinois Basin	3.30	3.29	0.01	—%
Northern Powder River Basin	2.63	2.72	(0.09)	(3)%

Coal royalty revenues
Appalachia
Northern	$607	$1,172	$(565)	(48)%
Central	20,184	10,473	9,711	93%
Southern	3,632	2,202	1,430	65%
Total Appalachia	24,423	13,847	10,576	76%
Illinois Basin	6,646	5,686	960	17%
Northern Powder River Basin	2,498	2,652	(154)	(6)%
Total coal royalty revenue	$33,567	$22,185	$11,382	51%

Other revenues
Minimums recognized as revenue	$5,196	$6,964	$(1,768)	(25)%
Transportation and processing fees	4,639	4,234	405	10%
Property tax revenue	2,698	3,305	(607)	(18)%
Wheelage	1,267	413	854	207%
Coal override revenue	824	210	614	292%
Hard mineral royalty revenues	1,244	890	354	40%
Oil and gas royalty revenues	1,491	373	1,118	300%
Other	212	844	(632)	(75)%
Total other revenues	$17,571	$17,233	$338	2%
Coal royalty and other income	51,138	39,418	11,720	30%
Gain on coal royalty and other segment asset sales	29	21,925	(21,896)	(100)%
Total coal royalty and other segment revenues and other income	$51,167	$61,343	$(10,176)	(17)%

Total coal production increased 0.3 million tons, or 4%, from 8.1 million tons in the three months ended March 31, 2016 to 8.4 million tons in the three months ended March 31, 2017. Total coal royalty revenues increased $11.4 million, or 51%, from $22.2 million in the three months ended March 31, 2016 to $33.6 million in the three months ended March 31, 2017. Coal royalty revenue increased in Central Appalachia as a result of an increase in prices and production in the first quarter of 2017 as compared to the first quarter of 2016. Despite decreased production, coal royalty revenue in Southern Appalachia increased in the first quarter of 2017 as compared to the first quarter of 2016 as a result of higher coal prices. Higher production in the Illinois Basin led to the increase in coal royalty revenue in the region in the first quarter of 2017 as compared to the first quarter of 2016.

Total other revenues increased $0.3 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of increased oil and gas royalty revenue due to higher production in the first quarter of 2017, partially offset by a decrease in minimums recognized as revenue due to first quarter 2016 lease terminations.

Gain on coal royalty and other segment asset sales decreased $21.9 million primarily as a result of the following asset sales during the first quarter of 2016:
1)Oil and gas royalty and overriding royalty interests in several producing properties located in the Appalachian Basin for $37.5 million gross sales proceeds. The effective date of the sale was January 1, 2016, and we recorded an $20.3 million gain from this sale.
2)Aggregate reserves and related royalty rights in the Coal Royalty and Other segment at three aggregates operations located in Texas, Georgia and Tennessee for $10.0 million gross sales proceeds. The effective date of the sale was February 1, 2016, and we recorded a $1.6 million gain from this sale.

VantaCore

Revenues and other income related to our VantaCore segment increased $2.5 million, or 10%, from $24.7 million in the three months ended March 31, 2016 to $27.2 million in the three months ended March 31, 2017. This increase is primarily due to higher aggregate sales volume, higher construction and asphalt revenue and higher brokered stone sales.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) increased $1.9 million, or 6%, from $30.3 million in the three months ended March 31, 2016 to $32.2 million in the three months ended March 31, 2017. This increase is primarily related to the following:

VantaCore

Operating and maintenance expenses (including affiliates) in our VantaCore segment increased $2.6 million, or 12% from $22.2 million in the three months ended March 31, 2016 to $24.8 million in the three months ended March 31, 2017. This increase is primarily related to an increase in materials and labor costs due to the increase in revenue as discussed above.
General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs increased $3.0 million, or 71%, from $4.2 million in the three months ended March 31, 2016 to $7.2 million in the three months ended March 31, 2017. This increase is primarily due to additional LTIP expense as a result of performance-based awards that vested following the completion of the March 2017 recapitalization transactions.

Debt Modification Expense

Debt modification expense was $7.8 million for the three months ended March 31, 2017 and related to costs incurred as a result of the exchange of $241 million of our 2018 Senior Notes for 2022 Senior Notes.

Warrant Issuance Expense

Warrant issuance expense was $5.7 million for the three months ended March 31, 2017 and related to the costs incurred resulting from issuance of the warrants.

Fair Value Adjustments for Warrant Liabilities

Fair value adjustments for warrant liabilities was $16.6 million for the three months ended March 31, 2017 and related to the change in fair value of the warrants during the period.

Loss from Discontinued Operations

Loss from discontinued operations decreased $2.7 million, or 93%, from a loss of $2.9 million in the three months ended March 31, 2016 to a loss of $0.2 million in the three months ended March 31, 2017. The decrease in loss from discontinued operations is primarily related to the sale of our non-operated oil and gas working interest assets that was completed in July 2016 with an effective date of April 1, 2016.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment, gain on reserve swaps, fair value adjustments for warrant liabilities and income to non-controlling interest; plus distributions from equity earnings in unconsolidated investment, interest expense, debt modification expense, warrant issuance expense, depreciation, depletion and amortization and asset impairments.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement.

Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

The following table (in thousands) reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the three months ended March 31, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
March 31, 2017
Net income (loss) from continuing operations	$35,094	$10,294	$(1,539)	$(26,878)	$16,971
Less: equity earnings from unconsolidated investment	—	(10,294)	—	—	(10,294)
Less: fair value adjustments for warrant liabilities	—	—	—	(16,569)	(16,569)
Add: distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense	—	—	395	22,746	23,141
Add: debt modification expense	—	—	—	7,807	7,807
Add: warrant issuance expense	—	—	—	5,709	5,709
Add: depreciation, depletion and amortization	6,973	—	3,519	—	10,492
Add: asset impairments	1,778	—	—	—	1,778
Adjusted EBITDA	$43,845	$12,250	$2,375	$(7,185)	$51,285

March 31, 2016
Net income (loss) from continuing operations	$44,418	$9,801	$(1,057)	$(26,811)	$26,351
Less: equity earnings from unconsolidated investment	—	(9,801)	—	—	(9,801)
Add: distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense	—	—	—	22,658	22,658
Add: depreciation, depletion and amortization	6,940	—	3,562	—	10,502
Add: asset impairments	1,893	—	—	—	1,893
Adjusted EBITDA	$53,251	$12,250	$2,505	$(4,153)	$63,853

Adjusted EBITDA decreased $12.6 million, or 20%, from $63.9 million in the three months ended March 31, 2016 to $51.3 million in the three months ended March 31, 2017. The decrease is primarily a result of the asset sale gains recorded in the first quarter of 2016, partially offset by higher coal royalty revenues quarter-over-quarter

Distributable Cash Flow (Non-GAAP Financial Measure)

Our Distributable Cash Flow ("DCF") represents net cash provided by (used in) operating activities of continuing operations, plus returns of unconsolidated equity investments, proceeds from sales of assets, including those included in discontinued operations, and returns of long-term contract receivables—affiliate; less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as Distributable Cash Flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the Partnership's ability to make cash distributions to our common and preferred unitholders and our general partner and repay debt.

The following table (in thousands) presents the three major categories of the statement of cash flows by business segment for the three months ended March 31, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
March 31, 2017
Net cash provided by (used in) operating activities of continuing operations	$37,932	$12,250	$4,046	$(33,739)	$20,489
Net cash provided by (used in) investing activities of continuing operations	6	—	(2,074)	—	(2,068)
Net cash provided by (used in) financing activities of continuing operations	16	—	(96)	54,233	54,153

March 31, 2016
Net cash provided by (used in) operating activities of continuing operations	$21,561	$12,250	$6,113	$(17,236)	$22,688
Net cash provided by (used in) investing activities of continuing operations	42,959	—	(1,418)	—	41,541
Net cash used in financing activities of continuing operations	—	(7,232)	(800)	(46,782)	(54,814)

The following table (in thousands) reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF for the three months ended March 31, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	VantaCore	Corporate and Financing	Total
March 31, 2017
Net cash provided by (used in) operating activities of continuing operations	$37,932	$12,250	$4,046	$(33,739)	$20,489
Add: proceeds from sale of PP&E	—	—	22	—	22
Add: proceeds from sale of mineral rights	(409)	—	—	—	(409)
Add: return on long-term contract receivables—affiliate	414	—	—	—	414
Less: maintenance capital expenditures	—	—	(1,969)	—	(1,969)
Distributable Cash Flow	$37,937	$12,250	$2,099	$(33,739)	$18,547

March 31, 2016
Net cash provided by (used in) operating activities of continuing operations	$21,561	$12,250	$6,113	$(17,236)	$22,688
Add: proceeds from sale of PP&E	—	—	3	—	3
Add: proceeds from sale of mineral rights	42,650	—	—	—	42,650
Add: return on long-term contract receivables—affiliate	309	—	—	—	309
Less: maintenance capital expenditures	—	—	(1,250)	—	(1,250)
Distributable Cash Flow	$64,520	$12,250	$4,866	$(17,236)	$64,400

DCF decreased $45.9 million, or 71%, from $64.4 million in the three months ended March 31, 2016 to $18.5 million in the three months ended March 31, 2017. This decrease is due primarily to the $42.7 million in asset sales proceeds received in the first quarter of 2016, in addition to an increase in cash paid for interest and G&A costs in the first quarter of 2017, partially offset by an increase in cash provided by operating activities in our Coal Royalty and Other segment as a result of the increase in revenues discussed above.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2017, we had a total of $112.9 million of cash and cash equivalents in addition to $180.0 million in borrowing capacity under our Opco Credit Facility. During the three months ended March 31, 2017, we reduced our debt by approximately $146.0 million by repaying $210.0 million of the Opco Credit Facility in full, repaying $40.8 million of the Opco Private Placement Notes (as defined below), and repaying $0.2 million of Opco's utility local improvement obligation. These repayments were partially offset by the issuance of $105.0 million of 2022 Notes as discussed above. In April 2017, we redeemed $90.0 million in aggregate principal amount of our 2018 Notes with cash on hand, further reducing our debt by such amount. In addition, we plan to redeem the remaining outstanding 2018 Senior Notes in October 2017 using cash on hand and borrowings under the Opco Credit Facility.

The March 2017 recapitalization transactions increased our liquidity and reduced our 2018 debt maturities by $575 million through the extension of debt principal payments from 2018 to 2020 and 2022. Even with these meaningful improvements to our liquidity and balance sheet, we continue to have substantial debt outstanding and intend to continue to use cash from operations to deleverage our balance sheet over time. While we have a diversified portfolio of assets, we face challenges in coal and other commodity markets. However, we expect that we will meet all of our obligations, including scheduled principal and interest payments on our debt and required distributions on the preferred units and remain in compliance with all covenants contained in our debt agreements within one year after the issuance date of these financial statements.

Capital Expenditures

A portion of the capital expenditures associated with our VantaCore segment are maintenance capital expenditures, which are capital expenditures made to maintain the long-term production capacity of those businesses. Expansion capital expenditures are made to increase productive capacity. We deduct maintenance capital expenditures when calculating DCF.

Cash Flows

Cash flow provided by operating activities decreased $6.5 million, from $26.7 million in the three months ended March 31, 2016 to $20.2 million in the three months ended March 31, 2017. Operating cash flow from continuing operations decreased $2.2 million primarily as a result of cash paid for interest in connection with the March 2017 extension of our 2018 Senior Notes that was historically paid in the second quarter and cash paid for performance-based awards associated with NRP's recapitalization transactions. These increased cash outflows were partially offset by increased cash flows provided by operating activities within our Coal Royalty and Other segment as a result of an increase in coal royalty revenues period-over-period. Cash flows from discontinued operations decreased $4.3 million quarter-over-quarter primarily as a result of completing the sale of our non-operating oil and gas working interest assets in July 2016 that had an effective date of April 1, 2016.

Cash flows from investing activities decreased $40.8 million, from $38.8 million provided in the three months ended March 31, 2016 to $2.0 million used in the three months ended March 31, 2017. Investing cash flows provided by discontinued operations increased $2.8 million primarily as a result of capital expenditures made in 2016 on our non-operated working interest assets that were sold in July 2016. Investing cash flows from continuing operations decreased $43.6 million primarily as a result of the 2016 sales of oil and gas and aggregates royalty properties.

Cash flows provided by financing activities increased $119.6 million, from $65.2 million used in the three months ended March 31, 2016 to $54.4 million provided in the three months ended March 31, 2017. This increase in cash flow is primarily due to the proceeds received from the issuance of convertible preferred units and warrants and 2022 Senior Notes, partially offset by additional debt repayments quarter-over-quarter and the fees paid related to the March 2017 recapitalization transactions.

Capital Resources and Obligations

Indebtedness

As of March 31, 2017 and December 31, 2016, we had the following indebtedness (in thousands):

	March 31, 2017	December 31, 2016
Current portion of long-term debt, net	$263,502	$138,903
Long-term debt and debt—affiliate, net	707,424	987,400
Total debt and debt—affiliate, net	$970,926	$1,126,303

We were and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see Note 10. Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Shelf Registration Statements

In September 2015, we filed a registration statement on Form S-3 with the SEC that is available for registered offerings of common units. In April 2017, we filed a shelf registration statement on Form S-3 with the SEC to register the common units issuable upon conversion of the warrants, as described above.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Related Party Transactions

The information required set forth under Note 12. Related Party Transactions to the consolidated financial statements is incorporated herein by reference.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Standards

The information set forth under Note 1. Basis of Presentation to the consolidated financial statements is incorporated herein by reference.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At March 31, 2017, we did not have any borrowings outstanding under the Opco Credit Facility.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the first three months of 2017 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.

For more information regarding certain other legal proceedings involving the Partnership, see Note 13. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

During the period covered by this report there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For a description of the preferred units and warrants to purchase common units issued on March 2, 2017, see Item 3.02 of our Current Report on Form 8-K filed on March 6, 2017.

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

3.2
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

3.5	Certificate of Limited Partnership of Natural Resource Partners L.P.(incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
4.1
Indenture, dated September 18, 2013, by and among Natural Resource Partners L.P. and NRP Finance Corporation, as issuers, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 19, 2013).

4.2	Form of 9.125% Senior Notes due 2018 (contained in Exhibit 1 to Exhibit 4.1).
4.3
Indenture, dated March 2, 2017, by and among Natural Resource Partners L.P. and NRP Finance Corporation, as issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on March 6, 2017).

4.4	Form of 10.500% Senior Notes due 2018 (contained in Exhibit 1 to Exhibit 4.3).
4.5
Registration Rights Agreement dated as of March 2, 2017, by and among Natural Resource Partners L.P., NRP Finance Corporation, and the Initial Notes Purchasers named therein (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed on March 6, 2017).

4.6
Registration Rights Agreement dated as of March 2, 2017, by and among Natural Resource Partners L.P. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 6, 2017).

4.7	Form of Warrant to Purchase Common Units (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 6, 2017).
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

10.2
Preferred Unit and Warrant Purchase Agreement, dated as of February 22, 2017, by and among Natural Resource Partners L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 6, 2017).

10.3
Exchange and Purchase Agreement, dated as of February 22, 2017, by and among Natural Resource Partners L.P., NRP Finance Corporation and the Consenting Holders named therein (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on March 6, 2017).

10.4
Board Representation and Observation Rights Agreement dated as of March 2, 2017, by and among Natural Resource Partners L.P., Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, BTO Carbon Holdings L.P. and the GoldenTree Purchasers named therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 6, 2017).

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
95.1*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 10, 2017
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017
	By:	/s/ CRAIG W. NUNEZ
Craig W. Nunez
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date: May 10, 2017
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Accounting Officer
(Principal Accounting Officer)