Form 10-Q
period 2017-06-30
NATURAL RESOURCE PARTNERS LP
filed 2017-08-08
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 1, 2017 there were 12,232,006 Common Units outstanding.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,783	$40,371
Accounts receivable, net	53,997	43,202
Accounts receivable—affiliates, net	292	6,658
Inventory	7,841	6,893
Prepaid expenses and other	3,192	6,137
Current assets of discontinued operations (see Note 5)	991	991
Total current assets	107,096	104,252
Land	25,272	25,252
Plant and equipment, net	48,822	49,443
Mineral rights, net	895,642	908,192
Intangible assets, net	51,226	3,236
Intangible assets, net—affiliate	—	49,811
Equity in unconsolidated investment	248,919	255,901
Long-term contracts receivable	41,638	—
Long-term contracts receivable—affiliate	—	43,785
Other assets	9,172	3,791
Other assets—affiliate	1,265	1,018
Total assets	$1,429,052	$1,444,681
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$5,257	$6,234
Accounts payable—affiliates	942	940
Accrued liabilities	37,213	41,587
Current portion of long-term debt, net	173,901	138,903
Current liabilities of discontinued operations (see Note 5)	98	353
Total current liabilities	217,411	188,017
Deferred revenue	110,885	44,931
Deferred revenue—affiliates	—	71,632
Long-term debt, net	700,252	987,400
Warrant liabilities	37,457	—
Other non-current liabilities	2,699	4,565
Total liabilities	1,068,704	1,296,545
Commitments and contingencies (see Note 13)
Convertible Preferred Units (251,250 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	160,377	—
Partners’ capital:
Common unitholders’ interest (12,232,006 units issued and outstanding)	204,230	152,309
General partner’s interest	1,946	887
Accumulated other comprehensive loss	(2,811)	(1,666)
Total partners’ capital	203,365	151,530
Non-controlling interest	(3,394)	(3,394)
Total capital	199,971	148,136
Total liabilities and capital	$1,429,052	$1,444,681

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and other income:
Coal royalty and other	$36,914	$59,983	$71,908	$88,832
Coal royalty and other—affiliates	12,712	17,504	28,856	28,074
Construction aggregates	33,555	31,642	60,776	56,324
Equity in earnings of Ciner Wyoming	8,389	10,188	18,683	19,989
Gain (loss) on asset sales, net	3,361	(1,071)	3,405	20,854
Total revenues and other income	94,931	118,246	183,628	214,073

Operating expenses:
Operating and maintenance expenses	31,020	29,797	60,648	56,582
Operating and maintenance expenses—affiliates, net	2,219	2,402	4,774	5,886
Depreciation, depletion and amortization	8,165	10,472	17,889	20,252
Amortization expense—affiliate	240	704	1,008	1,426
General and administrative	2,031	3,173	8,109	6,408
General and administrative—affiliates	852	866	1,976	1,803
Asset impairments	—	91	1,778	1,984
Total operating expenses	44,527	47,505	96,182	94,341

Income from operations	50,404	70,741	87,446	119,732

Other income (expense)
Interest expense	(20,377)	(22,054)	(43,518)	(44,251)
Interest expense—affiliate	—	(61)	—	(523)
Debt modification expense	(132)	—	(7,939)	—
Loss on extinguishment of debt	(4,107)	—	(4,107)	—
Warrant issuance expense	—	—	(5,709)	—
Fair value adjustments for warrant liabilities	23,960	—	40,529	—
Interest income	69	7	86	26
Other expense, net	(587)	(22,108)	(20,658)	(44,748)

Net income from continuing operations	49,817	48,633	66,788	74,984
Income (loss) from discontinued operations (see Note 5)	133	(2,187)	(74)	(5,111)
Net income	$49,950	$46,446	$66,714	$69,873
Less: income attributable to preferred unitholders	(7,538)	—	(10,038)	—
Net income attributable to common unitholders and general partner	$42,412	$46,446	$56,676	$69,873

Income from continuing operations per common unit (see Note 3)
Basic	$3.38	$3.90	$4.55	$6.02
Diluted	1.13	3.90	1.35	6.02

Net income per common unit (see Note 3)
Basic	$3.39	$3.73	$4.54	$5.61
Diluted	1.13	3.73	1.34	5.61

Net income	$49,950	$46,446	$66,714	$69,873
Add: comprehensive income (loss) from unconsolidated investment and other	(13)	462	(1,145)	(83)
Comprehensive income	$49,937	$46,908	$65,569	$69,790

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Common Unitholders		General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

	Units	Amounts
Balance at December 31, 2016	12,232	$152,309	$887	$(1,666)	$151,530	$(3,394)	$148,136
Net income (1)	—	65,380	1,334	—	66,714	—	66,714
Distributions to common unitholders and general partner	—	(11,009)	(225)	—	(11,234)	—	(11,234)
Distributions to preferred unitholders	—	(2,450)	(50)	—	(2,500)	—	(2,500)
Comprehensive loss from unconsolidated investment and other	—	—	—	(1,145)	(1,145)	—	(1,145)
Balance at June 30, 2017	12,232	$204,230	$1,946	$(2,811)	$203,365	$(3,394)	$199,971

(1)	Net income includes $10.0 million attributable to Preferred Unitholders that accumulated during the period.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$66,714	$69,873
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	17,889	20,252
Amortization expense—affiliates	1,008	1,426
Return on earnings from unconsolidated investment	22,112	22,050
Equity earnings from unconsolidated investment	(18,683)	(19,989)
Gain on asset sales, net	(3,405)	(20,854)
Fair value adjustments for warrant liabilities	(40,529)	—
Debt modification expense	7,939	—
Loss on extinguishment of debt	4,107	—
Warrant issuance expense	5,709	—
Loss from discontinued operations	74	5,111
Asset impairments	1,778	1,984
Other, net	2,422	4,094
Other, net—affiliates	(112)	212
Change in operating assets and liabilities:
Accounts receivable	(3,603)	3,922
Accounts receivable—affiliates	(826)	(2,271)
Accounts payable	46	150
Accounts payable—affiliates	2	(25)
Accrued liabilities	(3,898)	(3,131)
Accrued liabilities—affiliates	—	(456)
Deferred revenue	4,489	(38,204)
Deferred revenue—affiliates	(10,166)	(4,060)
Other items, net	2,527	(2,045)
Other items, net—affiliates	—	607
Net cash provided by operating activities of continuing operations	55,594	38,646
Net cash provided by (used in) operating activities of discontinued operations	(531)	5,815
Net cash provided by operating activities	55,063	44,461

Cash flows from investing activities:
Return of equity from unconsolidated investment	2,388	—
Proceeds from sale of oil and gas royalty properties	(544)	34,347
Proceeds from sale of coal and aggregates royalty properties	1,427	9,802
Return of long-term contract receivables	1,207	—
Return of long-term contract receivables—affiliate	804	2,180
Proceeds from sale of plant and equipment and other	385	843
Acquisition of plant and equipment and other	(4,998)	(3,919)
Net cash provided by investing activities of continuing operations	669	43,253
Net cash provided by (used in) investing activities of discontinued operations	202	(3,814)
Net cash provided by investing activities	871	39,439

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Cash flows from financing activities:
Proceeds from issuance of Convertible Preferred Units and Warrants, net	242,100	—
Proceeds from issuance of 2022 Senior Notes, net	103,688	—
Proceeds from loans	—	20,000
Repayments of loans	(348,292)	(98,482)
Distributions to common unitholders and general partner	(11,234)	(11,232)
Distributions to preferred unitholders	(1,250)	—
Contributions to discontinued operations	(329)	—
Debt issue costs and other	(40,534)	(11,998)
Net cash used in financing activities of continuing operations	(55,851)	(101,712)
Net cash provided by (used in) financing activities of discontinued operations	329	(10,570)
Net cash used in financing activities	(55,522)	(112,282)

Net increase (decrease) in cash and cash equivalents	412	(28,382)

Cash and cash equivalents of continuing operations at beginning of period	40,371	41,204
Cash and cash equivalents of discontinued operations at beginning of period	—	10,569
Cash and cash equivalents at beginning of period	40,371	51,773

Cash and cash equivalents at end of period	40,783	23,391
Less: cash and cash equivalents of discontinued operations at end of period	—	2,000
Cash and cash equivalents of continuing operations at end of period	$40,783	$21,391

Supplemental cash flow information:
Cash paid during the period for interest	$34,880	$42,671
Non-cash financing activities:
Issuance of 2022 Senior Notes in exchange for 2018 Senior Notes	$240,638	$—

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

The Partnership reclassified oil and gas royalty activities in prior period amounts to conform to the way it internally manages and monitors segment performance. This change had no impact on the Partnership's consolidated financial position, net income or cash flows. See Note 4. Segment Information for a discussion of our operating segments.

Recently Issued Accounting Standards

The FASB issued authoritative guidance that eliminates the requirement to consider "down-round" features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The guidance requires entities that present earnings per share ("EPS") under ASC 260 to recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. Entities will also have to make new disclosures for financial instruments with down-round features and other terms that change conversion or exercise prices. The guidance is effective for annual and interim periods ending after December 31, 2018. Early adoption is permitted. The Partnership is currently evaluating the impact of the provisions of this guidance on its consolidated financial statements and may early adopt this guidance.

The FASB issued authoritative guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. The Partnership is required to adopt this guidance in the first quarter of 2018 using one of two retrospective application methods. The Partnership has performed revenue scoping procedures to identify the contracts for all of its revenue streams and utilized the practical expedient of grouping contracts or performance obligations with similar characteristics as prescribed by the new standard. The Partnership is in the process of completing its revenue contract analysis. The Partnership anticipates utilizing the full retrospective adoption method for financial statement comparability.

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

The FASB issued authoritative guidance that replaces the incurred loss impairment methodology in the current standard with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance is effective for annual and interim periods ending after December 31,

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2019. The Partnership does not expect the impact of the provisions of this guidance to have a material effect on its consolidated financial statements.

The FASB issued authoritative guidance to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows in order to reduce current and potential future diversity in practice. The guidance is effective for annual and interim periods ending after December 31, 2017. The Partnership adopted this guidance in the second quarter of 2017 and its adoption did not have a material effect on its consolidated financial statements.

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

The holders of the Preferred Units have the right to vote with holders of NRP’s common units on an as-converted basis and have other customary approval rights with respect to changes of the terms of the Preferred Units. In addition, Blackstone has certain approval rights over certain matters as identified in the Restated Partnership Agreement. GoldenTree also has more limited approval

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

rights that will expand once Blackstone's ownership goes below the Minimum Preferred Unit Threshold (as defined below). These approval rights are not transferrable without NRP's consent. In addition, the approval rights held by Blackstone and GoldenTree will terminate at such time that Blackstone (together with their affiliates) or GoldenTree (together with their affiliates), as applicable, no longer own at least 20% of the total number of Preferred Units issued on the closing date, together with all PIK Units that have been issued but not redeemed (the "Minimum Preferred Unit Threshold").

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

Initial Measurement

The net transaction price as shown below was allocated first to the fair value of the Warrants with the remainder to the Preferred Units. NRP allocated the transaction issuance costs to the Preferred Units and Warrants primarily on a pro-rata basis based on their relative inception date allocated values. The Preferred Units and Warrants were initially recognized at fair value by allocating the transaction price as follows:

March 2, 2017
Transaction price, gross	$250,000
Structuring, origination and other fees to Preferred Purchasers	(7,900)
Transaction costs to other third parties	(10,696)
Transaction price, net	$231,404
Allocation of net transaction price
Preferred Units, net	$159,127
Warrants liabilities	77,986
Issuance costs allocated to Warrants and expensed	(5,709)
Transaction price, net	$231,404

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Subsequent Measurement

Subsequent adjustment of the Preferred Units will not occur until NRP has determined that the conversion or redemption of all or a portion of the Preferred Units is probable of occurring. Once conversion or redemption becomes probable of occurring, the carrying amount of the Preferred Units will be accreted to their redemption value over the period from the date the feature is probable of occurring to the date the preferred stock can first be converted or redeemed. The Warrants and embedded derivatives are accounted for at fair value and are remeasured each quarter. See Note 11. Fair Value Measurements for further information regarding valuation of the warrants and embedded derivatives.

NRP recognizes Preferred Unit distributions on the date the distribution is declared. During the three and six months ended June 30, 2017, NRP declared a $2.5 million distribution on the Preferred Units from March 2, 2017 (the date of issuance) through March 31, 2017. One-half of the $2.5 million distribution was paid-in-kind through the issuance of 1,250 additional Preferred Units and the other half was paid in cash. The following table shows the financial position of the Preferred Units from initial measurement at March 2, 2017 to June 30, 2017 (in thousands):

Balance at December 31, 2016	$—
Issuance of Preferred Units, net	159,127
Distribution paid-in-kind	1,250
Balance at June 30, 2017	$160,377

Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. During the three and six months ended June 30, 2017, NRP reduced net income attributable to common unitholders and the general partner by $7.5 million and $10.0 million, respectively, as a result of accumulated Preferred Unit distributions.

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

The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the Warrants for the three and six months ended June 30, 2017, did not include the net settlement of Warrants to purchase 2.25 million of common units with a strike price of $34.00 because the impact would have been anti-dilutive.

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

The following table reconciles net income and weighted average units used in computing basic and diluted net income per common unit is as follows:

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allocation of net income:
Net income from continuing operations	$49,817	$48,633	$66,788	$74,984
Less: income attributable to preferred unitholders	7,538	—	10,038	—
Less: net income from continuing operations and income attributable to preferred unitholders allocated to the general partner	914	907	1,135	1,368
Net income from continuing operations attributable to common unitholders	$41,365	$47,726	$55,615	$73,616

Net income (loss) from discontinued operations	$133	$(2,187)	$(74)	$(5,111)
Less: net income (loss) from discontinued operations attributable to the general partner	3	(44)	(1)	(102)
Net income (loss) from discontinued operations attributable to common unitholders	$130	$(2,143)	$(73)	$(5,009)

Net income	$49,950	$46,446	$66,714	$69,873
Less: income attributable to preferred unitholders	7,538	—	10,038	—
Less: net income and income attributable to preferred unitholders allocated to the general partner	917	863	1,134	1,266
Net income attributable to common unitholders	$41,495	$45,583	$55,542	$68,607

Basic Income (Loss) per Unit:
Weighted average common units—basic	12,232	12,232	12,232	12,232
Basic net income from continuing operations per common unit	$3.38	$3.90	$4.55	$6.02
Basic net income (loss) from discontinued operations per common unit	$0.01	$(0.18)	$(0.01)	$(0.41)
Basic net income per common unit	$3.39	$3.73	$4.54	$5.61

Diluted Income (Loss) per Unit:
Weighted average common units—basic	12,232	12,232	12,232	12,232
Plus: dilutive effect of Warrants	467	—	361	—
Plus: dilutive effect of Preferred Units	9,760	—	6,517	—
Weighted average common units—diluted	22,459	12,232	19,110	12,232

Net income from continuing operations	$49,817	$48,633	$66,788	$74,984
Less: fair value adjustments for warrant liabilities	23,960	—	40,529	—
Less: net income from continuing operations and fair value adjustments for warrant liabilities allocated to the general partner	586	907	525	1,368
Diluted net income from continuing operations attributable to common unitholders	$25,271	$47,726	$25,734	$73,616

Diluted net income (loss) from discontinued operations attributable to common unitholders	$130	$(2,143)	$(73)	$(5,009)

Net income	$49,950	$46,446	$66,714	$69,873
Less: fair value adjustments for warrant liabilities	23,960	—	40,529	—
Less: net income and fair value adjustments for warrant liabilities allocated to the general partner	589	863	524	1,266
Diluted net income attributable to common unitholders	$25,401	$45,583	$25,661	$68,607

Diluted net income from continuing operations per common unit	$1.13	$3.90	$1.35	$6.02
Diluted net income (loss) from discontinued operations per common unit	$0.01	$(0.18)	$—	$(0.41)
Diluted net income per common unit	$1.13	$3.73	$1.34	$5.61

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

Construction Aggregates—consists of the Partnership's construction materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. The Partnership's construction aggregates business operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's operating segments (in thousands):

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Revenues (including affiliates)	$49,626	$8,389	$33,555	$—	$91,570
Intersegment revenues (expenses)	68	—	(68)	—	—
Gain on asset sales	3,184	—	177	—	3,361
Operating and maintenance expenses (including affiliates)	5,419	—	27,820	—	33,239
General and administrative (including affiliates)	—	—	—	2,883	2,883
Depreciation, depletion and amortization (including affiliates)	5,375	—	3,030	—	8,405
Other expense, net	—	—	178	409	587
Net income (loss) from continuing operations	42,084	8,389	2,636	(3,292)	49,817
Net income from discontinued operations	—	—	—	—	133

June 30, 2016
Revenues (including affiliates)	$77,487	$10,188	$31,642	$—	$119,317
Intersegment revenues (expenses)	30	—	(30)	—	—
Gain (loss) on asset sales	(1,080)	—	9	—	(1,071)
Operating and maintenance expenses (including affiliates)	7,707	—	24,492	—	32,199
General and administrative (including affiliates)	—	—	—	4,039	4,039
Depreciation, depletion and amortization (including affiliates)	7,486	—	3,690	—	11,176
Asset impairment	91	—	—	—	91
Other expense, net	—	—	—	22,108	22,108
Net income (loss) from continuing operations	61,153	10,188	3,439	(26,147)	48,633
Net loss from discontinued operations		—	—	—	(2,187)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
For the Six Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Revenues (including affiliates)	$100,764	$18,683	$60,776	$—	$180,223
Intersegment revenues (expenses)	130	—	(130)	—	—
Gain on asset sales	3,213	—	192	—	3,405
Operating and maintenance expenses (including affiliates)	12,803	—	52,619	—	65,422
General and administrative (including affiliates)	—	—	—	10,085	10,085
Depreciation, depletion and amortization (including affiliates)	12,348	—	6,549	—	18,897
Asset impairment	1,778	—	—	—	1,778
Other expense, net	—	—	573	20,085	20,658
Net income (loss) from continuing operations	77,178	18,683	1,097	(30,170)	66,788
Net loss from discontinued operations	—	—	—	—	(74)

June 30, 2016
Revenues (including affiliates)	$116,906	$19,989	$56,324	$—	$193,219
Intersegment revenues (expenses)	52	—	(52)	—	—
Gain on asset sales	20,845	—	9	—	20,854
Operating and maintenance expenses (including affiliates)	15,841	—	46,627	—	62,468
General and administrative (including affiliates)	—	—	—	8,211	8,211
Depreciation, depletion and amortization (including affiliates)	14,426	—	7,252	—	21,678
Asset impairment	1,984	—	—	—	1,984
Other expense, net	—	—	—	44,748	44,748
Net income (loss) from continuing operations	105,552	19,989	2,402	(52,959)	74,984
Net loss from discontinued operations	—	—		—	(5,111)

Total assets at June 30, 2017:
Continuing operations	980,851	248,919	190,233	8,058	1,428,061
Discontinued operations	—	—	—	—	991
Total assets at December 31, 2016:
Continuing operations	990,172	255,901	190,615	7,002	1,443,690
Discontinued operations	—	—	—	—	991

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands) presents summarized financial results of the Partnership's discontinued operations in the Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and other income:
Oil and gas	$7	$9,511	$22	$16,435
Gain (loss) on asset sales	136	(184)	57	(184)
Total revenues and other income	143	9,327	79	16,251

Operating expenses:
Operating and maintenance expenses (including affiliates)	10	5,871	153	10,252
Depreciation, depletion and amortization	—	3,286	—	7,527
Asset impairments	—	427	—	564
Total operating expenses	10	9,584	153	18,343

Interest expense	—	(1,930)	—	(3,019)
Income (loss) from discontinued operations	$133	$(2,187)	$(74)	$(5,111)

The following table (in thousands) presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Accounts receivable, net (including affiliates) (1)	$991	$991
Total current assets	991	991
Total assets of discontinued operations	$991	$991

LIABILITIES
Current liabilities:
Other (including affiliates) (1)	$98	$353
Total current liabilities	98	353
Total liabilities of discontinued operations	$98	$353

(1)	See Note 12. Related Party Transactions for additional information on the Partnership's related party assets and liabilities.

The following table (in thousands) presents supplemental cash flow information of the Partnership's discontinued operations:

	Six Months Ended June 30,
	2017	2016
Cash paid for interest	$—	$1,489

Capital expenditures related to the Partnership's discontinued operations were $0.0 million and $3.8 million during the six months ended June 30, 2017 and 2016, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment

The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Ciner Wyoming distributed $24.5 million and $22.1 million to the Partnership in the six months ended June 30, 2017 and 2016, respectively.

The difference between the amount at which the investment in Ciner Wyoming is carried and the amount of underlying equity in Ciner Wyoming's net assets was $147.9 million and $150.0 million as of June 30, 2017 and December 31, 2016, respectively. This excess basis relates to plant, property and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over a weighted average of 28 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.

The Partnership's equity in the earnings of Ciner Wyoming is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income allocation to NRP’s equity interests	$9,274	$11,388	$20,754	$22,384
Amortization of basis difference	(885)	(1,200)	(2,071)	(2,395)
Equity in earnings of unconsolidated investment	$8,389	$10,188	$18,683	$19,989

The results of Ciner Wyoming’s operations are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$119,737	$116,698	$246,309	$231,082
Gross profit	24,219	28,732	52,916	56,983
Net Income	18,926	23,241	42,354	45,682

The financial position of Ciner Wyoming is summarized as follows (in thousands):

	June 30,	December 31,
	2017	2016
Current assets	$157,198	$134,616
Non-current assets	233,313	235,427
Current liabilities	53,713	55,396
Non-current liabilities	130,600	98,425

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Plant and Equipment

The Partnership’s plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Plant and equipment at cost	$83,339	$79,171
Construction in process	58	557
Less accumulated depreciation	(34,575)	(30,285)
Total plant and equipment, net	$48,822	$49,443

Depreciation expense related to the Partnership's plant and equipment totaled $2.5 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense related to the Partnership's plant and equipment totaled $5.4 million and $6.5 million for the six months ended June 30, 2017 and 2016, respectively.

8.    Mineral Rights

The Partnership’s mineral rights consist of the following (in thousands):

	June 30, 2017
	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,700	$(429,079)	$741,621
Aggregates properties	151,236	(14,605)	136,631
Oil and gas royalty properties	12,395	(6,723)	5,672
Other	13,168	(1,450)	11,718
Total	$1,347,499	$(451,857)	$895,642

	December 31, 2016
	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,904	$(420,032)	$750,872
Aggregates properties	176,774	(39,056)	137,718
Oil and gas royalty properties	12,395	(6,289)	6,106
Other	14,946	(1,450)	13,496
Total	$1,375,019	$(466,827)	$908,192

Depletion expense related to the Partnership’s mineral rights totaled $5.0 million and $7.2 million for the three months ended June 30, 2017 and 2016, respectively. Depletion expense related to the Partnership’s mineral rights totaled $11.7 million and $13.3 million for the six months ended June 30, 2017 and 2016, respectively.

2016 Sale of Royalty Properties

The Partnership completed the sale of the following assets during the six months ended June 30, 2016:
1)Oil and gas royalty and overriding royalty interests in the Coal Royalty and Other segment in several producing properties located in the Appalachian Basin for $36.4 million gross sales proceeds. The effective date of the sale was January 1, 2016, and the Partnership recorded a $19.2 million gain from this sale included in Gain on asset sales, net on its Consolidated Statement of Comprehensive Income.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Intangible Assets (Including Affiliate)

The Partnership's intangible assets (including affiliate) primarily consists of above market coal transportation contracts with subsidiaries of Foresight Energy LP ("Foresight Energy") in which the Partnership receives throughput fees for the handling and transportation of coal. In addition, the Partnership's intangible assets include permits, aggregates-related trade names and other agreements. The Partnership's intangible assets (including affiliate) included in the Partnership's Consolidated Balance Sheet are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Intangible assets (including affiliate)	$86,336	$86,336
Less: accumulated amortization (including affiliate)	(35,110)	(33,289)
Total intangible assets, net (including affiliate)	$51,226	$53,047

Amortization expense related to the Partnership's intangible assets—affiliate totaled $0.2 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to the Partnership's intangible assets—affiliate totaled $1.0 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense related to the Partnership's intangible assets totaled $0.6 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to the Partnership's intangible assets totaled $0.8 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Debt

As of June 30, 2017 and December 31, 2016, the Partnership's debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
NRP LP debt:
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75%	$345,638	$—
9.125% senior notes, with semi-annual interest payments in April and October, due October 2018, $300 million issued at 99.007% and $125 million issued at 99.5%	94,362	425,000
Opco debt:
Revolving credit facility, due April 2020	—	210,000
Senior notes
4.91% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	4,594	9,187
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	42,686	64,029
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	30,633	30,633
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	16,136	18,825
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	52,204	52,204
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	104,583	119,524
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	31,738	36,272
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	134,035	134,035
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	38,262	38,262
5.31% utility local improvement obligation, with annual principal and interest payments in February, due March 2021	—	961
Total debt at face value	$894,871	$1,138,932
Net unamortized debt discount	(1,972)	(1,322)
Net unamortized debt issuance costs	(18,746)	(11,307)
Total debt, net	$874,153	$1,126,303
Less: current portion of long-term debt	173,901	138,903
Total long-term debt	$700,252	$987,400

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

2022 Senior Notes

In March 2017, NRP and NRP Finance issued $346 million aggregate principal amount of 2022 Senior Notes to several holders of their 2018 Senior Notes. Of the $346 million of 2022 Senior Notes issued, $241 million in aggregate principal amount were issued in exchange for $241 million in aggregate principal amount of 2018 Senior Notes, and $105 million of the 2022 Senior Notes were issued to the holders for cash. The 2022 Senior Notes are issued under an Indenture dated as of March 2, 2017 (the "2022 Indenture"), bear interest at 10.500% per year, are payable semi-annually on March 15 and September 15, beginning September 15, 2017, and mature on March 15, 2022. The $105.0 million in 2022 Senior Notes purchased for cash were issued at a price of 98.75% (original issue discount of 1.25%), and each holder exchanging 2018 Senior Notes received a fee of 5.813% of the aggregate principal amount of all 2018 Senior Notes tendered for exchange by such holder, as well as all accrued and unpaid interest thereon. The 5.813% fee included a 4.563% call premium on the early repayment of the 2018 Senior Notes and a 1.25% fee on the exchange of the 2018 Notes for 2022 Senior Notes. This fee is accounted for as a debt issue cost, capitalized and shown net of the debt liability on our consolidated balance sheet.

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

As of June 30, 2017 and December 31, 2016, NRP and NRP Finance were in compliance with the terms of its debt agreements.

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC, as further described below. As of June 30, 2017 and December 31, 2016, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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

The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for three months ended June 30, 2017 and 2016 were 0.0% and 4.11%, respectively. The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for six months ended June 30, 2017 and 2016 were 5.22% and 3.95%, respectively. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty. As of June 30, 2017, Opco had no indebtedness outstanding under the Opco Credit Facility.

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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $655.2 million and $673.0 million classified as Land, Plant and equipment and Mineral rights on the Partnership’s Consolidated Balance Sheet as of June 30, 2017 and December 31, 2016, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than NRP Trona LLC (which owns a 49% non-controlling equity interest in Ciner Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, (4) real property associated with certain of NRP's construction aggregates business, and (5) certain of Opco’s coal-related infrastructure assets.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2017 and December 31, 2016, the Opco Senior Notes had cumulative principal balances of $454.9 million and $503.0 million, respectively. The Opco Senior Notes are guaranteed by all of Opco's wholly owned subsidiaries and are secured by the same collateral as the Opco Credit Facility. Opco made mandatory principal payments of $48.1 million and $48.3 million during the six months ended June 30, 2017 and 2016, respectively.

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

The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through June 30, 2017.

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

11.    Fair Value Measurements

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, contracts receivable—affiliate, accounts payable, debt and convertible preferred units. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Fair Value—Disclosure Only

The following table (in thousands) shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable—affiliate:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2018 Senior Notes (1)	$93,940	$95,777	$420,097	$412,250
NRP 2022 Senior Notes (1)	328,852	369,401	—	—
Opco Senior Notes and utility local improvement obligation (2)	451,361	486,143	500,174	488,814
Opco Revolving Credit Facility (3)	—	—	206,032	210,000

Assets:
Contracts receivable, current and long-term (2)	44,551	30,917	46,742	32,554

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

(2)	The Level 3 fair value is estimated by management using quotations obtained for comparable instruments on the closing trading prices near period end.

(3)
The Level 3 fair value approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Fair Value—Recurring

The Warrants issued in March 2017 are reported on the Partnership's consolidated balance sheets as a liability at Level 3 fair value using a binomial lattice model under the option pricing method. This model incorporates transaction details such as contractual terms, the Partnership’s common unit price, risk free interest rates, dividend yield and volatility. A significant decrease in the volatility or a significant decrease in the Partnership’s unit price, in isolation, would result in a significantly lower fair value measurement, and vice versa. The binomial lattice model utilized the following assumptions on the following dates (fair value in thousands):

Warrant Valuation Model Key Assumptions	March 2, 2017	June 30, 2017
Closing price of NRP common units	$41.95	$27.55
Risk-free interest rate	2.38%	2.18%
Expected dividend yield	4.29%	6.53%
Expected volatility	45.00%	50.00%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$61,417	$—	$—	$—
Issuance of new Warrants	—	—	77,986	—
Fair value adjustments for Warrant liabilities	(23,960)	—	(40,529)	—
Ending balance (1)	$37,457	$—	$37,457	$—

(1)	During the three and six months ended June 30, 2017, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value in NRP's consolidated balance sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly, and changes in their fair value would be recorded in other income (expense) in NRP's consolidated statements of comprehensive income. The embedded derivatives had zero value at inception and as of June 30, 2017.

12.    Related Party Transactions

Cline Affiliates and Foresight Energy L.P.

Mr. Cline, both individually and through another affiliate, Adena Minerals, LLC ("Adena"), owned a 31% interest in NRP's general partner, as well as approximately 0.5 million of NRP's common units through May 9, 2017. On May 9, 2017, Adena sold its 31% limited partner interest in NRP (GP) LP (the Partnership’s general partner) (“NRP GP”) to Great Northern Properties Limited Partnership (“GNPLP”) and Western Pocahontas Properties Limited Partnership ("WPPLP") (the “Adena Sale”). GNPLP and WPPLP are companies controlled by Corbin J. Robertson, the Chairman and Chief Executive Officer of GP Natural Resource Partners LLC (the general partner of NRP GP) (“GP LLC”). Following the Adena Sale, GNPLP owns a 9.830% limited partner interest in NRP GP, and WPPLP owns a 90.169% limited partner interest in NRP GP. GP LLC continues to own a 0.001% general partner interest in NRP GP. Upon closing of this transaction, NRP no longer considers the various companies affiliated with Chris Cline, including Foresight Energy LP ("Foresight Energy") to be affiliates of NRP. As a result, all transactions (including revenues, expenses and cash flows) after May 9, 2017, with the various companies affiliated with Chris Cline, including Foresight Energy, are considered to be third party transactions.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Various subsidiaries of Foresight Energy lease coal reserves from the Partnership, and the Partnership also leases coal transportation assets to them for a fee. Revenues related to these transactions with Foresight Energy are included in the Partnership's Consolidated Statement of Comprehensive Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Coal royalty and other revenue	$4,789	$—	$4,789	$—
Coal royalty and other—affiliates revenue	11,425	16,935	27,216	27,013
Total	$16,214	$16,935	$32,005	$27,013

In addition, NRP owns and leases a rail load out facility and owns a contractual overriding royalty interest at Foresight Energy's Sugar Camp mine. NRP's rail load out lease with a subsidiary of Foresight Energy is accounted for as a direct financing lease. NRP's contractual overriding royalty interest from a subsidiary of Foresight Energy provides for payments based upon production from specific tons at Foresight Energy's Sugar Camp operations. This overriding royalty is accounted for as a financing arrangement. Revenues from these transactions are included in coal royalty and other revenues in the table above.

Lastly, NRP owns rail load out transportation assets and subcontracts out the operating responsibilities to a subsidiary of Foresight Energy at Foresight's Williamson mine. Expenses related to these transactions with Foresight Energy are included in the Partnership's Consolidated Statement of Comprehensive Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating and maintenance expense	$285	$—	$285	$—
Operating and maintenance expense—affiliates, net	117	201	452	581
Total	$402	$201	$737	$581

The following table (in thousands) shows certain amounts related to NRP's Sugar Camp rail load out facility direct financing lease and amounts of all NRP's transactions with subsidiaries of Foresight Energy reflected on NRP's Consolidated Balance Sheets:

	June 30,	December 31,
	2017	2016
Sugar Camp rail load out direct financing lease amounts
Projected remaining payments	$73,958	$76,424
Unearned income	30,069	31,803

ASSETS
Accounts receivable	$7,349	$—
Accounts receivable—affiliates, net	—	6,496
Long-term contracts receivable	41,638	—
Long-term contracts receivable—affiliate	—	43,785
LIABILITIES
Deferred revenue	$63,997	$—
Deferred revenue—affiliates	—	71,632

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of Natural Resource Partners L.P. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and WPPLP, affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. These QMC and WPPLP employee management service costs and non-cash equity compensation expenses are presented as Operating and maintenance expenses—affiliates, net and General and administrative—affiliates on the Consolidated Statements of Comprehensive Income. NRP also reimburses overhead costs incurred by its affiliates to manage the Partnership's business. These overhead costs include certain rent, legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s general partner and its affiliates and are presented as Operating and maintenance expenses—affiliates, net and General and administrative—affiliates on the Consolidated Statements of Comprehensive Income.

The Partnership had Accounts payable—affiliates to QMC of $0.4 million and $0.4 million, including $0.0 million and less than $0.1 million related to discontinued operations at June 30, 2017 and December 31, 2016, respectively, for services provided by QMC to the Partnership. The Partnership had Accounts payable—affiliates to WPPLP of $0.5 million and $0.6 million at June 30, 2017 and December 31, 2016, respectively.

Direct general and administrative expenses charged to the Partnership by WPPLP and QMC are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016		2017	2016
Operating and maintenance expenses—affiliates, net	1,799	2,099	4,774	3,965	4,611
General and administrative—affiliates	852	866		1,976	1,803

Included in loss from discontinued operations are $0.0 million and $0.5 million of operating and maintenance expenses charged by QMC for the three months ended June 30, 2017 and 2016, respectively. Included in loss from discontinued operations are $0.0 million and $0.7 million of operating and maintenance expenses charged by QMC for the six months ended June 30, 2017 and 2016, respectively.

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

At June 30, 2017, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, was Chairman of the Board of Corsa through May 10, 2017. Coal related revenues from Corsa totaled $0.4 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. Coal related revenues from Corsa totaled $0.7 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016 the Partnership had Accounts receivable—affiliates totaling $0.3 million and $0.2 million from Corsa at June 30, 2017 and December 31, 2016, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

WPPLP Production Royalty and Overriding Royalty

During the three months ended June 30, 2017 and 2016, the Partnership recorded $0.3 million and $0.1 million, respectively in Operating and maintenance expenses—affiliates related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007. These charges were $0.4 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively. The Partnership had Other assets—affiliate from WPPLP of $1.3 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively related to a non-production royalty receivable from WPPLP for overriding royalty interest on a mine.

Quinwood Coal Company Royalty

In May 2017, a subsidiary of Alpha Natural Resources assigned two coal leases with us to Quinwood Coal Company ("Quinwood"), and entity wholly-owned by Corbin J. Robertson III. In connection with this lease assignment, Quinwood forfeited the historical recoupable balance related to this property. As a result, NRP recognized $0.9 million of deferred minimum payments received in prior periods from a subsidiary of Alpha as Coal royalty and other—affiliates revenue during the three and six months ended June 30, 2017.

13.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations.

Anadarko Contingent Consideration Payment Dispute

In January 2013, we acquired a non-controlling 48.51% general partner interest in OCI OCI Wyoming, L.P. ("OCI LP") and all of the preferred stock and a portion of the common stock of OCI Wyoming Co. ("OCI Co") (which in turn owned a 1% limited partner interest in OCI LP) from Anadarko Holding Company and its subsidiary, Big Island Trona Company (together, "Anadarko").  The remaining general partner interest in OCI LP and common stock of OCI Co were owned by subsidiaries of OCI Chemical Corporation.

The acquisition agreement provided for additional contingent consideration of up to $50 million to be paid by us if certain performance criteria were met at OCI LP as defined in the purchase and sale agreement in any of the years 2013, 2014 or 2015.  For those years, we paid an aggregate of $11.5 million to Anadarko in full satisfaction of these contingent consideration payment obligations.

In July 2013, pursuant to a series of transactions in connection with an initial public offering by a subsidiary of OCI Chemical Corporation, the ownership structure in OCI LP was simplified. In connection with such reorganization, we exchanged the stock of OCI Co for a limited partner interest in OCI LP.  Following the reorganization, our interest in OCI LP increased to 49%, consisting of both limited and general partner interests. The restructuring did not have any impact on the operations, revenues, management or control of OCI LP.

In July 2017, Anadarko filed a lawsuit against Opco and NRP Trona LLC in the District Court of Harris County, Texas, 157th Judicial District, alleging that the transactions conducted in 2013 triggered an acceleration of our obligation under the purchase agreement with Anadarko to pay additional contingent consideration in full and demanded immediate payment of such amount, together with interest, court costs and attorneys’ fees.  We do not believe the reorganization transactions triggered an obligation to pay any additional contingent consideration, and we intend to vigorously defend this lawsuit.  However, the ultimate outcome cannot be predicted with certainty given the early stage of this matter and we estimate a possible range of loss between $0, if we prevail, and approximately $40 million, plus interest, court costs and attorneys’ fees if Anadarko prevails and is awarded the full damages it seeks.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Foresight Energy Disputes

In November 2015, we filed a lawsuit against Foresight Energy’s subsidiary, Hillsboro Energy LLC ("Hillsboro"), in the Circuit Court of the Fourth Judicial Circuit in Montgomery County, Illinois. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine in July 2015. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, we received the notice declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. We believe the force majeure claim by Hillsboro has no merit, and we are vigorously pursuing recovery against them. The effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments of $7.5 million per quarter, or $30.0 million per year. Foresight Energy's failure to make the deficiency payment with respect to three quarters of 2015, each quarter of 2016, and the first and second quarters of 2017 has resulted in a cumulative $61.0 million negative cash impact to us. Such amount will increase for each quarter during which mining operations continue to be idled. We do not currently have an estimate as to when the mine will resume coal production. If the mine remains idled for an extended period or if the mine is permanently closed, our financial condition could be adversely affected.

In April 2016, we filed a lawsuit against Macoupin Energy, LLC ("Macoupin"), a subsidiary of Foresight Energy, in Macoupin County, Illinois. The lawsuit alleges that Macoupin has failed to comply with the terms of its coal mining, rail loadout and rail loop leases by incorrectly recouping previously paid minimum royalties. Foresight Energy’s failure to properly calculate its recoupable balance and failure to make payments in accordance with these lease agreements has resulted in a cumulative $8.4 million negative cash impact to us. While the Partnership is pursuing its claim, a valuation allowance for the receivable amount has been recorded.

14.    Major Customers

Revenues from customers that exceeded ten percent of total revenues and other income for any of the periods presented below are as follows (in thousands except for percentages):

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$16,255	17.1%	$16,935	14.3%	$32,046	17.5%	$27,013	12.6%

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

A summary of activity in the outstanding grants during 2017 is as follows (in thousands):

Phantom Units
Outstanding grants at January 1, 2017	86
Grants vested and paid during the period	(28)
Forfeitures during the period	(4)
Outstanding grants at June 30, 2017	54

Grants typically vest at the end of a four-year period and are paid in cash upon vesting. During the three months ended June 30, 2017 the Partnership recorded a credit to G&A expense of $0.2 million due to a decline in NRP's unit price during the period. During the six months ended June 30, 2017 the Partnership had $0.2 million in G&A expense related to its Long-Term Incentive Plan. The Partnership recorded general and administrative expenses related to its Long-Term Incentive Plan of $0.2 million for both the three and six months ended June 30, 2016.

In connection with the Long-Term Incentive Plan, payments are typically made during the first quarter of the year. Payments of $1.8 million and $1.5 million were made during the six months ended June 30, 2017 and 2016, respectively. The unaccrued cost associated with unvested outstanding grants and related DERs at June 30, 2017 and December 31, 2016 was $0.4 million and $0.8 million, respectively.

16.    Cash Distributions

The following table shows the distributions paid to common unitholders and the general partner by the Partnership during the six months ended June 30, 2017 and 2016:

			Total Distributions (In thousands)
Date Paid	Period Covered by Distribution	Distribution per Common Unit	Common Units	GP Interest	Total
2017
February 14, 2017	October 1 - December 31, 2016	$0.45	$5,503	$112	$5,615
May 12, 2017	January 1 - March 31, 2017	$0.45	$5,506	$113	$5,619

2016
February 12, 2016	October 1 - December 31, 2015	$0.45	$5,503	$113	$5,616
May 13, 2016	January 1 - March 31, 2016	$0.45	$5,503	$113	$5,616

The following table shows the distributions paid to preferred unitholders by the Partnership during the six months ended June 30, 2017:

			Total Distributions (In thousands)
Date Paid	Period Covered by Distribution	Distribution per Preferred Unit	Preferred Units
May 30, 2017	March 2 - March 31, 2017	$5.00	$1,250

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

17. Deferred Revenue and Deferred Revenue—Affiliate

Most of the Partnership’s coal and aggregates lessees must pay the Partnership minimum annual or quarterly amounts which are generally recoupable out of actual production over certain time periods. These minimum payments are recorded as a deferred revenue liability when received. The deferred revenue attributable to the minimum payment is recognized as revenue based upon the underlying mineral lease when the lessee recoups the minimum payment through production or in the period immediately following the expiration of the lessee’s ability to recoup the payments. The Partnership’s deferred revenue (including affiliate) consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Deferred revenue	$110,885	$44,931
Deferred revenue—affiliate	—	71,632
Total deferred revenue (including affiliate)	$110,885	$116,563

The Partnership recognized the following amounts of deferred revenue (including affiliate) attributable to previously paid minimums resulting from the expiration of the lessee’s ability to recoup the payments as Coal royalty and other revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Coal royalty and other	$(2,070)	$38,740	$(1,312)	$44,835
Coal royalty and other—affiliates	9,617	4,787	13,126	5,657
Total coal royalty and other (including affiliates)	$7,547	$43,527	$11,814	$50,492

Lease Modifications, Termination and Forfeitures of Minimum Royalty Balances

During the three months ended June 30, 2016, the Partnership entered into agreements with certain lessees to either modify or terminate existing coal related leases that resulted in the Partnership recognizing $35 million of deferred revenue as follows:

•
An agreement that terminated a central Appalachia coal royalty lease and resulted in the lessee forfeiting the right to recoup $26.2 million of minimum royalties previously paid to the Partnership. The Partnership agreed to transfer its coal mineral rights that were subject to this former lease to the lessee. This terminated lease had no current or planned production and the mineral rights transferred had zero net book value on the Partnership's consolidated Balance Sheets as of March 31, 2016. As a result of this transaction, in April 2016 the Partnership recognized $26.2 million of revenue.

•
Lease modifications of existing coal royalty leases resulted in lessee forfeiture of rights to recoup previously paid minimum royalties and the reduction in lessee recoupment time. As a result of these modifications, in April 2016 the Partnership recognized approximately $9 million of revenue.

The Partnership recognized a total $36.9 million of revenue from coal and aggregates lease modifications, terminations or forfeitures during the six months ended June 30, 2016. The Partnership recognized $1.0 million and $1.3 million of revenue from coal and aggregates lease modifications, terminations or forfeitures during the three and six months ended June 30, 2017, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

18.    Subsequent Events

The following represents material events that have occurred subsequent to June 30, 2017 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Distributions Declared

On July 27, 2017, the Board of Directors of GP Natural Resource Partners LLC declared a distribution of $0.45 per common unit to be paid by the Partnership on August 14, 2017 to common unitholders of record on August 7, 2017. In addition, the Board declared a distribution on NRP's 12.0% Class A Convertible Preferred Units with respect to the period such units were outstanding during the second quarter. One-half of the distribution on the preferred units will be paid-in-kind through the issuance of 3,769 additional Preferred Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements.

Such forward-looking statements include, among other things, statements regarding:

•	our business strategy;

•	our liquidity and access to capital and financing sources;

•	our financial strategy;

•	prices of and demand for coal, trona and soda ash, construction aggregates and other natural resources;

•	estimated revenues, expenses and results of operations;

•	the amount, nature and timing of capital expenditures;

•	projected production levels by our lessees and our construction aggregates business

•	Ciner Wyoming LLC’s ("Ciner Wyoming") trona mining and soda ash refinery operations;

•	the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and

•	global and U.S. economic conditions.

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

Construction Aggregates—consists of our construction materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. Our construction aggregates business operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

For the six months ended June 30, 2017, our financial results included (in thousands):

Revenues and other income	$183,628
Net income from continuing operations	$66,788
Adjusted EBITDA (1)	$114,024

Operating cash flow provided by continuing operations	$55,594
Investing cash flow used in continuing operations	$669
Financing cash flow provided by continuing operations	$(55,851)
Distributable Cash Flow ("DCF") (1)	$56,877

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Debt Reduction and 2017 Recapitalization Transactions

During the first quarter of 2017, we completed the recapitalization transactions that improved our liquidity and strengthened our balance sheet. For more information on these transactions, see Note 2. “Convertible Preferred Units and Warrants” and Note 10. “Debt” in the Notes to Consolidated Financial Statements” included elsewhere in this report. We used a portion of the proceeds from these transactions to repay Opco’s revolving credit facility in full and pay all fees and expenses associated with the recapitalization transactions. On April 3, 2017, we redeemed $90 million in aggregate principal amount of the 2018 Senior Notes at a redemption price of 104.563%, and paid all accrued and unpaid interest thereon. In addition, we plan to redeem all remaining outstanding 2018 Senior Notes in October 2017 at par, and we anticipate using cash on hand and available borrowings under Opco's Credit Facility for that purpose. As of June 30, 2017, we had reduced our debt by approximately $244.1 million from December 31, 2016 and extended the majority of our 2018 debt maturities to 2020 and 2022. We remain focused on further reducing our debt and improving our credit metrics in order to ultimately reposition the Partnership for long-term growth.

Current Results/Market Commentary

Coal Royalty and Other Business Segment

For the six months ended June 30, 2017, our Coal Royalty and Other business segment financial results included the following (in thousands):

Revenues and other income	$103,977
Net income from continuing operations	$77,178
Adjusted EBITDA (1)	$91,304

Operating cash flow provided by continuing operations	$76,469
Investing cash flow provided by continuing operations	$2,894
Financing cash flow provided by continuing operations	$33
DCF (1)	$79,363

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

We derived approximately 60% of our coal royalty revenues and approximately 45% of the related production from metallurgical coal during the six months ended June 30, 2017. NRP continued to benefit from higher metallurgical coal prices compared to 2016, with substantially increased price realizations in Central and Southern Appalachia. While metallurgical coal prices have retreated in 2017 from the peaks reached in the fourth quarter of 2016 and early in the second quarter of 2017, they remained significantly higher than in the comparable period in 2016. Notably, very few tons were sold at the peak of the market, as buyers generally elected to stay out of the market anticipating a short-term price spike. Most recently, met coal prices have increased approximately $20 per metric ton since mid-June as a result of global supply disruptions and increased imports into China. As the market has rebounded, the supply has increased as well, indicating that the recent price increases may not be viable over the long-term.

Appalachian thermal coal prices have also improved over the prior year as inventories have come down significantly, in part due to production cuts over the last two years. Normal summer weather and natural gas prices that continue to remain around $3/mcf have combined to reduce inventories at the end of May to approximately 100 days of supply, down from over 130 days of supply at the end of May 2016. Despite these improvements, producers of Central Appalachian thermal coal continue to face challenges, as many still have large debt burdens and their production costs remain high relative to sales prices. While increased supply has pressured coal from our low cost Illinois Basin properties, stronger export demand in 2017 has helped to maintain prices and sales volumes.

Soda Ash Business Segment

For the six months ended June 30, 2017, our Soda Ash business segment financial results included the following (in thousands):

Revenues and other income	$18,683
Net income from continuing operations	$18,683
Adjusted EBITDA (1)	$24,500

Operating cash flow provided by continuing operations	$22,112
Investing cash flow provided by continuing operations	$2,388
DCF (1)	$24,500

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

During the second quarter, international prices for soda ash, particularly in Asia, continued to be strong, and domestic prices have improved slightly over last year. Income from our trona mining and soda ash refinery investment was lower in the six months ended June 30, 2017 compared to the prior year primarily as a result of lower production output and higher maintenance expenses compared to the prior period.

Ciner Resources LP, our partner that controls and operates Ciner Wyoming, is a publicly traded master limited partnership that depends on distributions from Ciner Wyoming in order to make distributions to its public unitholders.

Construction Aggregates Business Segment

For the six months ended June 30, 2017, our construction aggregates business segment financial results included the following (in thousands):

Revenues and other income	$60,968
Net income from continuing operations	$1,097
Adjusted EBITDA (1)	$8,219

Operating cash flow provided by continuing operations	$9,522
Investing cash flow used in continuing operations	$(4,613)
Financing cash flow used in continuing operations	$(1,096)
DCF (1)	$5,523

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Our construction aggregates mining and production business is largely dependent on the strength of the local markets that it serves. The business is also seasonal, with lower production and sales during the first quarter of each year. Although our construction aggregates production and revenues increased on a consolidated basis in the six months ended June 30, 2017 compared to the same period in 2016, weaker pricing due to diminished natural gas drilling in the Marcellus and the lack of infrastructure spending in West Virginia, as well as cutbacks in military spending in the Clarksville market, resulted in lower margins and earnings at those operations. While the Louisiana aggregates market has improved over the course of the summer, operating results were negatively impacted by significant rainfall in the second quarter.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues and Other Income

Revenues and other income decreased $23.3 million, or 20%, from $118.2 million in the three months ended June 30, 2016 to $94.9 million in the three months ended June 30, 2017. The following table shows our diversified sources of natural resource revenues and other income by business segment for the three months ended June 30, 2017 and 2016 (in thousands except for percentages):

	Coal Royalty and Other	Soda Ash	Construction Aggregates	Total
June 30, 2017
Revenues and other income	$52,810	$8,389	$33,732	$94,931
Percentage of total	55%	9%	36%
June 30, 2016
Revenues and other income	$76,407	$10,188	$31,651	$118,246
Percentage of total	64%	9%	27%

The changes in revenue and other income is discussed for each of our business segments below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment decreased $23.6 million, or 31%, from $76.4 million in the three months ended June 30, 2016 to $52.8 million in the three months ended June 30, 2017. The table below presents coal production and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other coal royalty and other revenues:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2017	2016
	(In thousands, except percent and per ton data) (Unaudited)
Coal production (tons)
Appalachia
Northern (1)	247	(138)	385	279%
Central	3,897	3,470	427	12%
Southern	690	773	(83)	(11)%
Total Appalachia	4,834	4,105	729	18%
Illinois Basin	734	1,909	(1,175)	(62)%
Northern Powder River Basin	910	442	468	106%
Total coal production	6,478	6,456	22	—%

Coal royalty revenue per ton
Appalachia
Northern (1)	$3.78	$2.08	1.70	82%
Central	5.05	3.13	1.92	61%
Southern	5.69	3.36	2.33	69%
Illinois Basin	4.06	3.76	0.30	8%
Northern Powder River Basin	2.62	3.05	(0.43)	(14)%

Coal royalty revenues
Appalachia
Northern (1)	$933	$463	$470	102%
Central	19,691	10,864	8,827	81%
Southern	3,927	2,598	1,329	51%
Total Appalachia	24,551	13,925	10,626	76%
Illinois Basin	2,978	7,181	(4,203)	(59)%
Northern Powder River Basin	2,384	1,348	1,036	77%
Total coal royalty revenue	$29,913	$22,454	$7,459	33%

Other revenues
Minimums recognized as revenue	$7,547	$43,527	$(35,980)	(83)%
Transportation and processing fees	5,520	5,302	218	4%
Property tax revenue	1,100	3,027	(1,927)	(64)%
Wheelage	1,025	465	560	120%
Coal override revenue	1,885	657	1,228	187%
Hard mineral royalty revenues	1,452	603	849	141%
Oil and gas royalty revenues	924	1,091	(167)	(15)%
Other	260	361	(101)	(28)%
Total other revenues	$19,713	$55,033	$(35,320)	(64)%
Coal royalty and other income	49,626	77,487	(27,861)	(36)%
Gain (loss) on coal royalty and other segment asset sales	3,184	(1,080)	4,264	395%
Total coal royalty and other segment revenues and other income	$52,810	$76,407	$(23,597)	(31)%

(1)Northern Appalachia was impacted by a prior period adjustment in 2016 of 0.4 million tons and less than $0.1 million in royalty revenue related to the Hibbs Run mine that temporarily ceased production during 2016. Absent this adjustment, production in the Northern Appalachia region was 0.2 million tons with revenue of $0.4 million. Coal royalty revenue per ton removes the impact of the Hibbs Run prior period adjustment.

Total coal production remained flat in the three months ended June 30, 2017 as compared to the three months June 30, 2016. Total coal royalty revenues increased $7.5 million, or 33%, from $22.5 million in the three months ended June 30, 2016 to $29.9 million in the three months ended June 30, 2017. Coal royalty revenue increased in Central Appalachia as a result of an increase in prices and production in the second quarter of 2017 as compared to the second quarter of 2016. Despite decreased production, coal royalty revenue in Southern Appalachia increased in the second quarter of 2017 as compared to the second quarter of 2016 as a result of higher coal prices. Conversely, the increase in production led to higher revenue in the Northern Powder River Basin quarter-over-quarter despite a decrease in coal prices. Lower production in the Illinois Basin led to the decrease in coal royalty revenue in the region in the second quarter of 2017 as compared to the second quarter of 2016, despite the modest increase in prices in the region. The lower Illinois Basin production was primarily a result of production at the Williamson mine moving off NRP's coal reserves. However, this decrease in coal royalty revenue was partially offset by NRP's overriding royalty interest from this production that increased the Partnership's overriding royalty revenue compared to the prior period.

Total other revenues decreased $35.3 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily as a result of minimums recognized as revenue due to second quarter 2016 lease modifications and terminations. In addition, the decrease in other revenues resulted from decreased property tax reimbursements that were fully offset by lower property tax expenses as described in operating and maintenance expenses below. These decreases in revenue were partially offset by increased coal override revenue from the Williamson mine as described above, increased wheelage revenue and increased hard mineral royalty revenues.

Gain on coal royalty and other segment asset sales increased $4.3 million, from a loss of $1.1 million in the three months ended June 30, 2016 to a gain of $3.2 million in the three months ended June 30, 2017. Asset sale gains during the three months ended June 30, 2017 related to the sales of aggregates royalty properties, while the loss recorded in the three months ended June 30, 2016 resulted from purchase price adjustments to a first quarter 2016 oil and gas royalty sale.

Soda Ash

Revenues and other income related to our equity investment in Ciner Wyoming decreased $1.8 million, or 18%, from $10.2 million in the three months ended June 30, 2016 to $8.4 million in the three months ended June 30, 2017. This decrease is primarily related to lower production output and higher maintenance expenses compared to the prior period.

Construction Aggregates

Revenues and other income related to our construction aggregates segment increased $2.0 million, or 6%, from $31.7 million in the three months ended June 30, 2016 to $33.7 million in the three months ended June 30, 2017. This increase is primarily due to higher production and sales quarter-over-quarter.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) increased $1.0 million, or 3%, from $32.2 million in the three months ended June 30, 2016 to $33.2 million in the three months ended June 30, 2017. This increase is primarily related to the following:

Construction Aggregates

Operating and maintenance expenses (including affiliates) in our construction aggregates segment increased $3.3 million, or 13% from $24.5 million in the three months ended June 30, 2016 to $27.8 million in the three months ended June 30, 2017. This increase is primarily related to higher materials costs driven by the increase in production.

This increase in operating and maintenance expenses (including affiliates) was partially offset by:

Coal Royalty and Other

Operating and maintenance expenses (including affiliates) in our Coal Royalty and Other segment decreased $2.3 million, or 30% from $7.7 million in the three months ended June 30, 2016 to $5.4 million in the three months ended June 30, 2017. This decrease is primarily related to decreased property tax expense.

Depreciation, Depletion and Amortization ("DD&A") Expense

DD&A expense decreased $2.8 million, or 25%, from $11.2 million in three months ended June 30, 2016 to $8.4 million in three months ended June 30, 2017. This decrease is primarily driven by lower coal production in the Illinois Basin.

General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs decreased $1.1 million, or 28%, from $4.0 million in the three months ended June 30, 2016 to $2.9 million in the three months ended June 30, 2017. This decrease is primarily due to lower consulting and advisory fees following the completion of the recapitalization transactions in March 2017 and decreased LTIP expense.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $4.1 million for the three months ended June 30, 2017 and related to the 4.563% premium paid to redeem the 2018 Senior Notes in April 2017.

Fair Value Adjustments for Warrant Liabilities

Fair value adjustments for warrant liabilities was $24.0 million for the three months ended June 30, 2017 and related to the change in fair value of the warrants during the period.

Income from Discontinued Operations

Income from discontinued operations increased $2.3 million, or 105%, from a loss of $2.2 million in the three months ended June 30, 2016 to income of $0.1 million in the three months ended June 30, 2017. The increase is primarily a result of costs incurred in the three months ended June 30, 2016 related to the non-operated oil and gas working interest business that we sold in July 2016.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment, fair value adjustments for warrant liabilities and income to non-controlling interest; plus distributions from unconsolidated investment, interest expense, debt modification expense, loss on extinguishment of debt, warrant issuance expense, depreciation, depletion and amortization and asset impairments.

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

The following table (in thousands) reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the three months ended June 30, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Net income (loss) from continuing operations	$42,084	$8,389	$2,636	$(3,292)	$49,817
Less: equity earnings from unconsolidated investment	—	(8,389)	—	—	(8,389)
Less: fair value adjustments for warrant liabilities	—	—	—	(23,960)	(23,960)
Add: distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense	—	—	178	20,199	20,377
Add: debt modification expense	—	—	—	132	132
Add: loss on extinguishment of debt	—	—	—	4,107	4,107
Add: warrant issuance expense	—	—	—	—	—
Add: depreciation, depletion and amortization	5,375	—	3,030	—	8,405
Add: asset impairments	—	—	—	—	—
Adjusted EBITDA	$47,459	$12,250	$5,844	$(2,814)	$62,739

June 30, 2016
Net income (loss) from continuing operations	$61,153	$10,188	$3,439	$(26,147)	$48,633
Less: equity earnings from unconsolidated investment	—	(10,188)	—	—	(10,188)
Add: distributions from unconsolidated investment	—	9,800	—	—	9,800
Add: interest expense	—	—	—	22,115	22,115
Add: depreciation, depletion and amortization	7,486	—	3,690	—	11,176
Add: asset impairments	91	—	—	—	91
Adjusted EBITDA	$68,730	$9,800	$7,129	$(4,032)	$81,627

Adjusted EBITDA decreased $18.9 million, or 23%, from $81.6 million in the three months ended June 30, 2016 to $62.7 million in the three months ended June 30, 2017. The decrease is primarily a result of one-time lease modifications and terminations recorded in the second quarter of 2016, partially offset by higher coal royalty revenues, increased cash distributions from Ciner Wyoming and lower consulting and advisory G&A costs quarter-over-quarter.

Distributable Cash Flow (Non-GAAP Financial Measure)

Our Distributable Cash Flow ("DCF") represents net cash provided by (used in) operating activities of continuing operations, plus returns of equity from unconsolidated investment, proceeds from sales of assets, including those included in discontinued operations, and return on long-term contract receivables (including affiliate); less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as Distributable Cash Flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the Partnership's ability to make cash distributions to our common and preferred unitholders and our general partner and repay debt.

The following table (in thousands) presents the three major categories of the statement of cash flows by business segment for the three months ended June 30, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$38,537	$9,862	$5,476	$(18,770)	$35,105
Net cash provided by (used in) investing activities of continuing operations	2,888	2,388	(2,539)	—	$2,737
Net cash provided by (used in) financing activities of continuing operations	17	—	(1,000)	(109,021)	$(110,004)

June 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$34,814	$9,800	$6,210	$(34,866)	$15,958
Net cash provided by (used in) investing activities of continuing operations	4,184	—	(2,472)	—	1,712
Net cash used in financing activities of continuing operations	—	—	(793)	(46,105)	(46,898)

The following table (in thousands) reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF for the three months ended June 30, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$38,537	$9,862	$5,476	$(18,770)	$35,105
Add: return of equity from unconsolidated investment	—	2,388	—	—	2,388
Add: proceeds from sale of PP&E	—	—	363	—	363
Add: proceeds from sale of mineral rights	1,292	—	—	—	1,292
Add: return on long-term contract receivables (including affiliate)	1,597	—	—	—	1,597
Less: maintenance capital expenditures	—	—	(2,415)	—	(2,415)
Distributable Cash Flow	$41,426	$12,250	$3,424	$(18,770)	$38,330

June 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$34,814	$9,800	$6,210	$(34,866)	$15,958
Add: proceeds from sale of PP&E	819	—	21	—	840
Add: proceeds from sale of mineral rights	1,499	—	—	—	1,499
Add: return on long-term contract receivables—affiliate	1,871	—	—	—	1,871
Less: maintenance capital expenditures	—	—	(2,079)	—	(2,079)
Distributable Cash Flow	$39,003	$9,800	$4,152	$(34,866)	$18,089

DCF increased $20.2 million, or 112%, from $18.1 million in the three months ended June 30, 2016 to $38.3 million in the three months ended June 30, 2017. This increase is due primarily to lower cash paid for interest quarter-over-quarter. Interest payments on our 2018 Senior Notes are historically paid in the second quarter, but were paid in the first quarter of 2017 in connection with the March 2017 extension of the 2018 Senior Notes. Cash paid for interest was also lower in the second quarter of 2017 as compared to the same period in 2016 due to lower debt balances period-over-period. Also contributing to an increase in DCF are higher distributions received from Ciner Wyoming and an increase in coal segment royalty revenue during the three months ended June 30, 2017 as compared to the same period in 2016.

Results of Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues and Other Income

Revenues and other income decreased $30.5 million, or 14%, from $214.1 million in the six months ended June 30, 2016 to $183.6 million in the six months ended June 30, 2017. The following table shows our diversified sources of natural resource revenues and other income by business segment for the six months ended June 30, 2017 and 2016 (in thousands except for percentages):

	Coal Royalty and Other	Soda Ash	Construction Aggregates	Total
June 30, 2017
Revenues and other income	$103,977	$18,683	$60,968	$183,628
Percentage of total	57%	10%	33%
June 30, 2016
Revenues and other income	$137,751	$19,989	$56,333	$214,073
Percentage of total	65%	9%	26%

The changes in revenue and other income is discussed for each of our business segments below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment decreased $33.8 million, or 25%, from $137.8 million in the six months ended June 30, 2016 to $104.0 million in the six months ended June 30, 2017. The table below presents coal production and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other coal royalty and other revenues:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2017	2016
	(In thousands, except percent and per ton data) (Unaudited)
Coal production (tons)
Appalachia
Northern	1,454	1,292	162	13%
Central	7,597	6,698	899	13%
Southern	1,253	1,518	(265)	(17)%
Total Appalachia	10,304	9,508	796	8%
Illinois Basin	2,751	3,637	(886)	(24)%
Northern Powder River Basin	1,859	1,416	443	31%
Total coal production	14,914	14,561	353	2%

Coal royalty revenue per ton
Appalachia
Northern	$1.06	$1.27	$(0.21)	(17)%
Central	5.25	3.19	2.06	65%
Southern	6.03	3.16	2.87	91%
Illinois Basin	3.50	3.54	(0.04)	(1)%
Northern Powder River Basin	2.63	2.82	(0.19)	(7)%

Coal royalty revenues
Appalachia
Northern	$1,540	$1,635	$(95)	(6)%
Central	39,875	21,337	18,538	87%
Southern	7,559	4,800	2,759	57%
Total Appalachia	48,974	27,772	21,202	76%
Illinois Basin	9,624	12,867	(3,243)	(25)%
Northern Powder River Basin	4,882	4,000	882	22%
Total coal royalty revenue	$63,480	$44,639	$18,841	42%

Other revenues
Minimums recognized as revenue	$12,743	$50,492	$(37,749)	(75)%
Transportation and processing fees	10,159	9,536	623	7%
Property tax revenue	3,798	6,332	(2,534)	(40)%
Wheelage	2,292	878	1,414	161%
Coal override revenue	2,709	867	1,842	212%
Hard mineral royalty revenues	2,696	1,494	1,202	80%
Oil and gas royalty revenues	2,415	1,464	951	65%
Other	472	1,204	(732)	(61)%
Total other revenues	$37,284	$72,267	$(34,983)	(48)%
Coal royalty and other income	100,764	116,906	(16,142)	(14)%
Gain on coal royalty and other segment asset sales	3,213	20,845	(17,632)	(85)%
Total coal royalty and other segment revenues and other income	$103,977	$137,751	$(33,774)	(25)%

Total coal production increased 0.4 million tons, or 2%, from 14.6 million tons in the six months ended June 30, 2016 to 14.9 million tons in the six months ended June 30, 2017. Total coal royalty revenues increased $18.8 million, or 42%, from $44.6 million in the six months ended June 30, 2016 to $63.5 million in the six months ended June 30, 2017. Coal royalty revenue increased in Central Appalachia primarily due to an increase in prices in the first half of 2017 as compared to the first half of 2016. Despite decreased production, coal royalty revenue in Southern Appalachia increased in the first half of 2017 as compared to the first half of 2016 as a result of higher coal prices. Conversely, the increase in production led to higher revenue in the Northern Powder River Basin compared to the first six months of 2016 despite a decrease in coal prices. Lower production in the Illinois Basin led to the decrease in coal royalty revenue in the region in the first half of 2017 as compared to the first half of 2016, despite the fact that the prices remained relatively flat year-over-year. The lower Illinois Basin production was primarily a result of production at the Williamson mine moving off NRP's coal reserves. However, this decrease in coal royalty revenue was partially offset by NRP's overriding royalty interest from this production that increased the Partnership's overriding royalty revenue compared to the prior period.

Total other revenues decreased $35.0 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily as a result of a decrease in minimums recognized as revenue due to the second quarter 2016 lease modifications and terminations in addition to lower property tax reimbursements, partially offset by increased coal override revenue from the Williamson mine as described above, wheelage revenue and hard mineral royalty revenues.

Gain on coal royalty and other segment asset sales decreased $17.6 million year-over-year primarily as a result of the following asset sales during the first half of 2016:
1)Oil and gas royalty and overriding royalty interests in several producing properties located in the Appalachian Basin for $36.4 million gross sales proceeds. The effective date of the sale was January 1, 2016, and we recorded a $19.2 million gain from this sale.
2)Aggregate reserves and related royalty rights in the Coal Royalty and Other segment at three aggregates operations located in Texas, Georgia and Tennessee for $10.0 million gross sales proceeds. The effective date of the sale was February 1, 2016, and we recorded a $1.6 million gain from this sale.

Gain on coal royalty and other segment asset sales during the six months ended June 30, 2017 included sales of aggregates royalty properties and condemnation payments for a total gain of $3.2 million.

Construction Aggregates

Revenues and other income related to our construction aggregates segment increased $4.7 million, or 8%, from $56.3 million in the six months ended June 30, 2016 to $61.0 million in the six months ended June 30, 2017. This increase is primarily due to higher production and sales.

Soda Ash

Revenues and other income related to our equity investment in Ciner Wyoming decreased $1.3 million, or 7%, from $20.0 million in the six months ended June 30, 2016 to $18.7 million in the six months ended June 30, 2017. This decrease is primarily related to lower production output and higher maintenance expenses compared to the prior period.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) increased $2.9 million, or 5%, from $62.5 million in the six months ended June 30, 2016 to $65.4 million in the six months ended June 30, 2017. This increase is primarily related to the following:

Construction Aggregates

Operating and maintenance expenses (including affiliates) in our construction aggregates segment increased $6.0 million, or 13% from $46.6 million in the six months ended June 30, 2016 to $52.6 million in the six months ended June 30, 2017. This increase is primarily related to an increase in materials and labor costs due to the increase in production and sales as discussed above.

This increase in operating and maintenance expenses (including affiliates) was partially offset by:

Coal Royalty and Other

Operating and maintenance expenses (including affiliates) in our Coal Royalty and Other segment decreased $3.0 million, or 19% from $15.8 million in the six months ended June 30, 2016 to $12.8 million in the six months ended June 30, 2017. This decrease is primarily related to decreased property tax expense.

Depreciation, Depletion and Amortization ("DD&A") Expense

DD&A expense decreased $2.8 million, or 13%, from $21.7 million in six months ended June 30, 2016 to $18.9 million in six months ended June 30, 2017. This decrease is primarily driven by lower coal production in the Illinois Basin.

General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs increased $1.9 million, or 23%, from $8.2 million in the six months ended June 30, 2016 to $10.1 million in the six months ended June 30, 2017. This increase is primarily due to additional LTIP expense as a result of performance-based awards that vested following the completion of the March 2017 recapitalization transactions.

Debt Modification Expense

Debt modification expense was $7.9 million for the six months ended June 30, 2017 and related to costs incurred as a result of the exchange of $241 million of our 2018 Senior Notes for 2022 Senior Notes.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $4.1 million for the six months ended June 30, 2017 and related to the 4.563% premium paid to redeem the 2018 Senior Notes in April 2017.

Warrant Issuance Expense

Warrant issuance expense was $5.7 million for the six months ended June 30, 2017 and related to the costs incurred resulting from issuance of the warrants.

Fair Value Adjustments for Warrant Liabilities

Fair value adjustments for warrant liabilities was $40.5 million for the six months ended June 30, 2017 and related to the change in fair value of the warrants during the period.

Loss from Discontinued Operations

Loss from discontinued operations decreased $5.0 million, or 98%, from a loss of $5.1 million in the six months ended June 30, 2016 to a loss of $0.1 million in the six months ended June 30, 2017. The decrease in loss is primarily a result of costs incurred in the six months ended June 30, 2016 related to the non-operated oil and gas working interest business that we sold in July 2016.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table (in thousands) reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the six months ended June 30, 2017 and 2016:

	Operating Segments
For the Six Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Net income (loss) from continuing operations	$77,178	$18,683	$1,097	$(30,170)	$66,788
Less: equity earnings from unconsolidated investment	—	(18,683)	—	—	(18,683)
Less: fair value adjustments for warrant liabilities	—	—	—	(40,529)	(40,529)
Add: distributions from unconsolidated investment	—	24,500	—	—	24,500
Add: interest expense	—	—	573	42,945	43,518
Add: debt modification expense	—	—	—	7,939	7,939
Add: loss on extinguishment of debt	—	—	—	4,107	4,107
Add: warrant issuance expense	—	—	—	5,709	5,709
Add: depreciation, depletion and amortization	12,348	—	6,549	—	18,897
Add: asset impairments	1,778	—	—	—	1,778
Adjusted EBITDA	$91,304	$24,500	$8,219	$(9,999)	$114,024

June 30, 2016
Net income (loss) from continuing operations	$105,552	$19,989	$2,402	$(52,959)	$74,984
Less: equity earnings from unconsolidated investment	—	(19,989)	—	—	(19,989)
Add: distributions from unconsolidated investment	—	22,050	—	—	22,050
Add: interest expense	—	—	—	44,774	44,774
Add: depreciation, depletion and amortization	14,426	—	7,252	—	21,678
Add: asset impairments	1,984	—	—	—	1,984
Adjusted EBITDA	$121,962	$22,050	$9,654	$(8,185)	$145,481

Adjusted EBITDA decreased $31.5 million, or 22%, from $145.5 million in the six months ended June 30, 2016 to $114.0 million in the six months ended June 30, 2017. The decrease is primarily a result of the asset sale gains recorded in the first quarter of 2016 and one-time lease modifications and terminations recorded in the second quarter of 2016, partially offset by higher coal royalty revenues year-over-year. See "—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016" for an explanation of Adjusted EBITDA.

Distributable Cash Flow (Non-GAAP Financial Measure)

The following table (in thousands) presents the three major categories of the statement of cash flows by business segment for the six months ended June 30, 2017 and 2016:

	Operating Segments
For the Six Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$76,469	$22,112	$9,522	$(52,509)	$55,594
Net cash provided by (used in) investing activities of continuing operations	2,894	2,388	(4,613)	—	669
Net cash provided by (used in) financing activities of continuing operations	33	—	(1,096)	(54,788)	(55,851)

June 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$56,375	$22,050	$12,323	$(52,102)	$38,646
Net cash provided by (used in) investing activities of continuing operations	47,143	—	(3,890)	—	43,253
Net cash used in financing activities of continuing operations	—	(7,232)	(1,593)	(92,887)	(101,712)

The following table (in thousands) reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF for the six months ended June 30, 2017 and 2016:

	Operating Segments
For the Six Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$76,469	$22,112	$9,522	$(52,509)	$55,594
Add: return of equity from unconsolidated investment	—	2,388	—	—	2,388
Add: proceeds from sale of PP&E	—	—	385	—	385
Add: proceeds from sale of mineral rights	883	—	—	—	883
Add: return on long-term contract receivables (including affiliate)	2,011	—	—	—	2,011
Less: maintenance capital expenditures	—	—	(4,384)	—	(4,384)
Distributable Cash Flow	$79,363	$24,500	$5,523	$(52,509)	$56,877

June 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$56,375	$22,050	$12,323	$(52,102)	$38,646
Add: proceeds from sale of PP&E	819	—	24	—	843
Add: proceeds from sale of mineral rights	44,149	—	—	—	44,149
Add: return on long-term contract receivables—affiliate	2,180	—	—	—	2,180
Less: maintenance capital expenditures	—	—	(3,329)	—	(3,329)
Distributable Cash Flow	$103,523	$22,050	$9,018	$(52,102)	$82,489

DCF decreased $25.6 million, or 31%, from $82.5 million in the six months ended June 30, 2016 to $56.9 million in the six months ended June 30, 2017. This decrease is due primarily to the $44.1 million in asset sales proceeds received in the first quarter of 2016, partially offset by an increase in cash provided by operating activities in our Coal Royalty and Other segment as a result of the increase in revenues discussed above. See "—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016" for an explanation of Distributable Cash Flow.

Liquidity and Capital Resources

Current Liquidity

As of June 30, 2017, we had a total of $40.8 million of cash and cash equivalents in addition to $180.0 million in borrowing capacity under our Opco Credit Facility. During the six months ended June 30, 2017, we reduced our debt by approximately $244.1 million by repaying $210.0 million of the Opco Credit Facility in full, redeeming $90.0 million of our 2018 Senior Notes, repaying $48.1 million of the Opco Private Placement Notes (as defined below) and repaying $0.2 million on the Opco utility local improvement obligation. In addition, the remaining balance of Opco's utility local improvement obligation was transfered as part of the sale of the underlying aggregates property during the second quarter of 2017. These repayments were partially offset by the issuance of $105.0 million of 2022 Notes (in addition to the $241 million of 2022 Notes issued in exchange for $241 million of 2018 Notes). In addition, we plan to redeem the remaining outstanding 2018 Senior Notes in October 2017 using cash on hand and borrowings under the Opco Credit Facility.

The March 2017 recapitalization transactions increased our liquidity and extended the majority of our 2018 debt maturities to 2020 and 2022. Even with these meaningful improvements to our liquidity and balance sheet, we continue to have substantial debt outstanding and intend to continue to use cash from operations to deleverage our balance sheet over time. While we have a diversified portfolio of assets, we face challenges in coal and other commodity markets. However, we expect that we will meet all of our obligations, including scheduled principal and interest payments on our debt and required distributions on the preferred units and remain in compliance with all covenants contained in our debt agreements within one year after the issuance date of these financial statements.

Capital Expenditures

A portion of the capital expenditures associated with our construction aggregates segment are maintenance capital expenditures, which are capital expenditures made to maintain the long-term production capacity of those businesses. Expansion capital expenditures are made to increase productive capacity. We deduct maintenance capital expenditures when calculating DCF.

Cash Flows

Cash flow provided by operating activities increased $10.6 million, from $44.5 million in the six months ended June 30, 2016 to $55.1 million in the six months ended June 30, 2017. Operating cash flow from continuing operations increased $17.0 million primarily as a result of increased cash flows provided by operating activities within our Coal Royalty and Other segment as a result of an increase in coal royalty revenues period-over-period. Cash flows from discontinued operations decreased $6.3 million year-over-year primarily as a result of completing the sale of our non-operating oil and gas working interest assets in July 2016 that had an effective date of April 1, 2016.

Cash flow provided by investing activities decreased $38.5 million, from $39.4 million in the six months ended June 30, 2016 to $0.9 million in the six months ended June 30, 2017. Investing cash flows from discontinued operations increased $4.0 million primarily as a result of capital expenditures made in 2016 on our non-operated working interest assets that were sold in July 2016. Investing cash flows from continuing operations decreased $42.6 million primarily as a result of the proceeds received in 2016 from the sales of our oil and gas and aggregates royalty properties.

Cash flows used in financing activities decreased $56.8 million, from $112.3 million in the six months ended June 30, 2016 to $55.5 million in the six months ended June 30, 2017. This decrease in cash flow used is primarily due to the proceeds received from the issuance of convertible preferred units and warrants and 2022 Senior Notes. These proceeds were partially offset by additional debt repayments year-over-year and the fees paid related to the March 2017 recapitalization transactions.

Capital Resources and Obligations

Indebtedness

As of June 30, 2017 and December 31, 2016, we had the following indebtedness (in thousands):

	June 30, 2017	December 31, 2016
Current portion of long-term debt, net	$173,901	$138,903
Long-term debt, net	700,252	987,400
Total debt, net	$874,153	$1,126,303

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At June 30, 2017, we did not have any borrowings outstanding under the Opco Credit Facility.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the first six months of 2017 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.

For more information regarding certain other legal proceedings involving the Partnership, including the lawsuits involving Anadarko and Foresight, see Note 13. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

3.4	Certificate of Limited Partnership of Natural Resource Partners L.P.(incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
95.1*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 8, 2017
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)