Form 10-Q
period 2017-09-30
NATURAL RESOURCE PARTNERS LP
filed 2017-11-08
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 1, 2017 there were 12,232,006 Common Units outstanding.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$121,244	$40,371
Accounts receivable, net	48,788	43,202
Accounts receivable—affiliates, net	243	6,658
Inventory	7,671	6,893
Prepaid expenses and other	7,525	7,271
Current assets of discontinued operations (see Note 7)	991	991
Total current assets	186,462	105,386
Land	25,261	25,252
Plant and equipment, net	47,584	49,443
Mineral rights, net	890,610	908,192
Intangible assets, net	50,370	3,236
Intangible assets, net—affiliate	—	49,811
Equity in unconsolidated investment	245,382	255,901
Long-term contracts receivable	41,211	—
Long-term contracts receivable—affiliate	—	43,785
Other assets	7,741	6,625
Other assets—affiliate	892	1,018
Total assets	$1,495,513	$1,448,649
LIABILITIES AND CAPITAL
Current liabilities:
Accounts payable	$5,812	$6,234
Accounts payable—affiliates	670	940
Accrued liabilities	28,659	41,587
Current portion of long-term debt, net	174,138	140,037
Current liabilities of discontinued operations (see Note 7)	458	353
Total current liabilities	209,737	189,151
Deferred revenue	106,391	44,931
Deferred revenue—affiliates	—	71,632
Long-term debt, net	762,441	990,234
Other non-current liabilities	2,727	4,565
Total liabilities	1,081,296	1,300,513
Commitments and contingencies (see Note 15)
Convertible Preferred Units (255,019 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	169,606	—
Partners’ capital:
Common unitholders’ interest (12,232,006 units issued and outstanding)	182,760	152,309
General partner’s interest	1,508	887
Warrant holders interest	66,816	—
Accumulated other comprehensive loss	(3,079)	(1,666)
Total partners’ capital	248,005	151,530
Non-controlling interest	(3,394)	(3,394)
Total capital	244,611	148,136
Total liabilities and capital	$1,495,513	$1,448,649
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and other income:
Coal royalty and other	$49,078	$27,504	$120,986	$116,336
Coal royalty and other—affiliates	335	21,434	29,191	49,508
Construction aggregates	34,710	31,757	95,486	88,081
Equity in earnings of Ciner Wyoming	8,993	10,753	27,676	30,742
Gain (loss) on asset sales, net	171	6,426	3,576	27,280
Total revenues and other income	$93,287	$97,874	$276,915	$311,947

Operating expenses:
Operating and maintenance expenses	$32,441	$31,242	$93,089	$87,824
Operating and maintenance expenses—affiliates, net	2,154	4,062	6,928	9,948
Depreciation, depletion and amortization	8,306	11,929	26,195	32,181
Amortization expense—affiliate	—	902	1,008	2,328
General and administrative	2,648	4,268	10,757	10,676
General and administrative—affiliates	1,207	867	3,183	2,670
Asset impairments	—	5,697	1,778	7,681
Total operating expenses	$46,756	$58,967	$142,938	$153,308

Income from operations	$46,531	$38,907	$133,977	$158,639

Other income (expense)
Interest expense	$(20,080)	$(22,491)	$(63,598)	$(66,742)
Interest expense—affiliate	—	—	—	(523)
Debt modification expense	—	—	(7,939)	—
Loss on extinguishment of debt	—	—	(4,107)	—
Interest income	48	3	134	29
Other expense, net	$(20,032)	$(22,488)	$(75,510)	$(67,236)

Net income from continuing operations	$26,499	$16,419	$58,467	$91,403
Income (loss) from discontinued operations (see Note 7)	(433)	7,112	(507)	2,001
Net income	$26,066	$23,531	$57,960	$93,404
Less: income attributable to preferred unitholders	(7,650)	—	(17,688)	—
Net income attributable to common unitholders and general partner	$18,416	$23,531	$40,272	$93,404

Income from continuing operations per common unit (see Note 5)
Basic	$1.51	$1.32	$3.27	$7.34
Diluted	$1.08	$1.32	$2.67	$7.34

Net income per common unit (see Note 5)
Basic	$1.48	$1.89	$3.23	$7.50
Diluted	$1.07	$1.89	$2.65	$7.50

Net income	$26,066	$23,531	$57,960	$93,404
Add: comprehensive income (loss) from unconsolidated investment and other	(268)	(609)	(1,413)	(692)
Comprehensive income	$25,798	$22,922	$56,547	$92,712
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

	Units	Amounts
Balance at December 31, 2016	12,232	$152,309	$887	$—	$(1,666)	$151,530	$(3,394)	$148,136
Net income (1)	—	56,801	1,159	—	—	57,960	—	57,960
Distributions to common unitholders and general partner	—	(16,513)	(337)	—	—	(16,850)	—	(16,850)
Distributions to preferred unitholders	—	(9,837)	(201)	—	—	(10,038)	—	(10,038)
Issuance of Warrants	—	—	—	66,816	—	66,816	—	66,816
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(1,413)	(1,413)	—	(1,413)
Balance at September 30, 2017	12,232	$182,760	$1,508	$66,816	$(3,079)	$248,005	$(3,394)	$244,611

(1)	Net income includes $17.7 million attributable to Preferred Unitholders that accumulated during the period.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$57,960	$93,404
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	26,195	32,181
Amortization expense—affiliates	1,008	2,328
Return on earnings from unconsolidated investment	31,104	34,300
Equity earnings from unconsolidated investment	(27,676)	(30,742)
Gain on asset sales, net	(3,576)	(27,280)
Debt modification expense	7,939	—
Loss on extinguishment of debt	4,107	—
Gain (loss) from discontinued operations	507	(2,001)
Asset impairments	1,778	7,681
Amortization of debt issuance costs and other	5,459	6,694
Other, net—affiliates	88	848
Change in operating assets and liabilities:
Accounts receivable	1,607	(341)
Accounts receivable—affiliates	(777)	(712)
Accounts payable	730	635
Accounts payable—affiliates	(270)	29
Accrued liabilities	(12,452)	7,287
Accrued liabilities—affiliates	—	(456)
Deferred revenue	(5)	(40,762)
Deferred revenue—affiliates	(10,166)	(8,190)
Other items, net	(2,166)	(356)
Net cash provided by operating activities of continuing operations	$81,394	$74,547
Net cash provided by (used in) operating activities of discontinued operations	(607)	8,173
Net cash provided by operating activities	$80,787	$82,720

Cash flows from investing activities:
Return of equity from unconsolidated investment	$5,646	$—
Proceeds from sale of assets	1,419	55,364
Return of long-term contract receivables	1,807	—
Return of long-term contract receivables—affiliate	804	2,577
Acquisition of plant and equipment and other	(6,236)	(4,431)
Net cash provided by investing activities of continuing operations	$3,440	$53,510
Net cash provided by investing activities of discontinued operations	206	106,821
Net cash provided by investing activities	$3,646	$160,331

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Cash flows from financing activities:
Proceeds from issuance of Convertible Preferred Units and Warrants, net	$242,100	$—
Proceeds from issuance of 2022 Senior Notes, net	103,688	—
Proceeds from loans	69,000	20,000
Repayments of loans	(356,292)	(106,174)
Distributions to common unitholders and general partner	(16,850)	(16,849)
Distributions to preferred unitholders	(5,019)	—
Proceeds from (contributions to) discontinued operations	(401)	40,226
Debt issue costs and other	(40,187)	(14,072)
Net cash used in financing activities of continuing operations	$(3,961)	$(76,869)
Net cash provided by (used in) financing activities of discontinued operations	401	(125,564)
Net cash used in financing activities	$(3,560)	$(202,433)

Net increase in cash and cash equivalents	$80,873	$40,618

Cash and cash equivalents of continuing operations at beginning of period	$40,371	$41,204
Cash and cash equivalents of discontinued operations at beginning of period	—	10,569
Cash and cash equivalents at beginning of period	$40,371	$51,773

Cash and cash equivalents at end of period	$121,244	$92,391
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$121,244	$92,391

Supplemental cash flow information:
Cash paid during the period for interest from continuing operations	$61,857	$54,749
Cash paid during the period for interest from discontinued operations	$—	$1,906
Non-cash financing activities:
Issuance of 2022 Senior Notes in exchange for 2018 Senior Notes	$240,638	$—

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

Recently Adopted Accounting Standards

The FASB issued authoritative guidance that eliminates the requirement to consider "down-round" features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. The guidance requires entities that present earnings per share ("EPS") under ASC 260 to recognize the effect of a down-round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. Entities will also have to make new disclosures for financial instruments with down-round features and other terms that change conversion or exercise prices. The guidance is effective for annual and interim periods ending after December 31, 2018 and early adoption is permitted. The Partnership early adopted this guidance in the third quarter of 2017. Refer to Note 2. Change in Method of Accounting for NRP's Warrants for disclosure of the effects of adoption on its consolidated financial statements.

Recently Issued Accounting Standards

The FASB issued authoritative guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will also require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. The Partnership is required to adopt this guidance in the first quarter of 2018 using one of two retrospective application methods. The Partnership has performed revenue scoping procedures to identify the contracts for all of its revenue streams and utilized the practical expedient of grouping contracts or performance obligations with similar characteristics as prescribed by the new standard. The Partnership is in the process of completing its revenue contract analysis for its various segments. The Partnership anticipates utilizing the modified retrospective adoption method.

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

2.    Change in Method of Accounting for NRP's Warrants

On March 2, 2017, NRP issued 4.0 million warrants (the "Warrants") to purchase common units as described in further detail in Note 3. Convertible Preferred Units and Warrants. As of March 31, 2017 and June 30, 2017, the Warrants were accounted for on the Partnership's consolidated balance sheet as a liability because of a down-round anti-dilution price protection provision that would reduce the Warrant holders' strike price if the Partnership were to sell common units at a price less than the current strike price (subject to certain exceptions). Upon issuance, the Warrants were initially recognized at a fair value of $78.0 million. As a result of the liability classification, the Warrants were remeasured at March 31, 2017 and June 30, 2017, and the change in the estimated fair value of the Warrants resulted in the recognition of $16.6 million other income during the three months ended March 31, 2017 and $24.0 million and $40.5 million other income during the three and six months ended June 30, 2017, respectively. In addition, Warrant transaction costs of $5.7 million were expensed during the three months ended March 31, 2017.

As referenced in Note 1. Basis of Presentation, the Partnership adopted the FASB's new accounting standard for financial instruments with down-round features because the accounting more appropriately reflects the economics of the down-round feature and to remove unnecessary income statement volatility resulting from the period end remeasurement associated with changes in value of NRP's unit price. As a result of the adoption of this guidance, the Warrants are now accounted for on the Partnership's consolidated balance sheet as equity because they are indexed to NRP's common units and they meet all other equity classification requirements. As of September 30, 2017, the Warrants and the associated issuance costs have been reclassified and are presented within the Partners' Capital section of the Partnership's Consolidated Balance Sheet at their initial fair value, net of issuance costs. The Partnership will recognize the value of the effect of the down-round feature in the Warrants each time it is triggered. When triggered, the effect of the down-round feature will be treated as a deemed dividend and would reduce the income available to common unitholders for computing basic earnings per unit.

The Partnership applied the guidance retrospectively to the Warrants for each prior reporting period presented. As a result, first and second quarter 2017 financial statements have been adjusted to apply the new method retrospectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands) shows the effect of the change in method of accounting for the Warrants on the Partnership's originally reported Consolidated Balance Sheet at March 31, 2017:

	March 31, 2017
	As Originally Reported	As Adjusted	Effect of Change
Total assets	$1,509,250	$1,509,250	$—

Total current liabilities	$305,049	$305,049	$—
Deferred revenue	46,008	46,008	—
Deferred revenue—affiliates	68,735	68,735	—
Long-term debt, net	707,424	707,424	—
Warrant liabilities	61,417	—	(61,417)
Other non-current liabilities	3,102	3,102	—
Total liabilities	1,191,735	1,130,318	(61,417)

Convertible Preferred Units	159,292	164,753	5,461

Partners' capital:
Common unitholders' interest	163,304	152,661	(10,643)
General partner's interest	1,111	894	(217)
Warrant holders interest	—	66,816	66,816
Accumulated other comprehensive loss	(2,798)	(2,798)	—
Total partners' capital	161,617	217,573	55,956
Non-controlling interest	(3,394)	(3,394)	—
Total capital	158,223	214,179	55,956
Total liabilities and capital	$1,509,250	$1,509,250	$—

The following table (in thousands) shows the effect of the change in method of accounting for the Warrants on the Partnership's originally reported Consolidated Balance Sheet at June 30, 2017:

	June 30, 2017
	As Originally Reported	As Adjusted	Effect of Change
Total assets	$1,429,052	$1,429,052	$—

Total current liabilities	$217,411	$217,411	$—
Deferred revenue	110,885	110,885	—
Long-term debt, net	700,252	700,252	—
Warrant liabilities	37,457	—	(37,457)
Other non-current liabilities	2,699	2,699	—
Total liabilities	1,068,704	1,031,247	(37,457)

Convertible Preferred Units	160,377	165,838	5,461

Partners' capital:
Common unitholders' interest	204,230	170,106	(34,124)
General partner's interest	1,946	1,250	(696)
Warrant holders interest	—	66,816	66,816
Accumulated other comprehensive loss	(2,811)	(2,811)	—
Total partners' capital	203,365	235,361	31,996
Non-controlling interest	(3,394)	(3,394)	—
Total capital	199,971	231,967	31,996
Total liabilities and capital	$1,429,052	$1,429,052	$—

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands, except per unit data) shows the effect of the change in method of accounting for the Warrants on the Partnership's originally reported Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	As Originally Reported	As Adjusted	Effect of Change
Other income (expense)
Interest expense	$(23,141)	$(23,141)	$—
Debt modification expense	(7,807)	(7,807)	—
Warrant issuance expense	(5,709)	—	5,709
Fair value adjustments for warrant liabilities	16,569	—	(16,569)
Interest income	17	17	—
Other expense, net	$(20,071)	$(30,931)	$(10,860)

Net income from continuing operations	$16,971	$6,111	$(10,860)
Net income	16,764	5,904	(10,860)
Net income attributable to common unitholders and general partner	14,264	3,404	(10,860)

Income from continuing operations per common unit
Basic	$1.17	$0.30	$(0.87)
Diluted	0.03	0.30	0.27

Net income per common unit
Basic	$1.15	$0.28	$(0.87)
Diluted	0.02	0.28	0.26

Comprehensive income	$15,632	$4,772	$(10,860)

The following table (in thousands, except per unit data) shows the effect of the change in method of accounting for the Warrants on the Partnership's originally reported Consolidated Statement of Comprehensive Income for the three months ended June 30, 2017:

	Three Months Ended June 30, 2017
	As Originally Reported	As Adjusted	Effect of Change
Other income (expense)
Interest expense	$(20,377)	$(20,377)	$—
Debt modification expense	(132)	(132)	—
Loss on extinguishment of debt	(4,107)	(4,107)	—
Fair value adjustments for warrant liabilities	23,960	—	(23,960)
Interest income	69	69	—
Other expense, net	$(587)	$(24,547)	$(23,960)

Net income from continuing operations	$49,817	$25,857	$(23,960)
Net income	49,950	25,990	(23,960)
Net income attributable to common unitholders and general partner	42,412	18,452	(23,960)

Income from continuing operations per common unit
Basic	$3.38	$1.46	$(1.92)
Diluted	1.13	1.13	—

Net income per common unit
Basic	$3.39	$1.47	$(1.92)
Diluted	1.13	1.13	—

Comprehensive income	$49,937	$25,977	$(23,960)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands, except per unit data) shows the effect of the change in method of accounting for the Warrants on the Partnership's originally reported Consolidated Statement of Comprehensive Income for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	As Originally Reported	As Adjusted	Effect of Change
Other income (expense)
Interest expense	$(43,518)	$(43,518)	$—
Debt modification expense	(7,939)	(7,939)	—
Loss on extinguishment of debt	(4,107)	(4,107)	—
Warrant issuance expense	(5,709)	—	5,709
Fair value adjustments for warrant liabilities	40,529	—	(40,529)
Interest income	86	86	—
Other expense, net	$(20,658)	$(55,478)	$(34,820)

Net income from continuing operations	$66,788	$31,968	$(34,820)
Net income	66,714	31,894	(34,820)
Net income attributable to common unitholders and general partner	56,676	21,856	(34,820)

Income from continuing operations per common unit
Basic	$4.55	$1.76	$(2.79)
Diluted	1.35	1.64	0.29

Net income per common unit
Basic	$4.54	$1.75	$(2.79)
Diluted	1.34	1.64	0.30

Comprehensive income	$65,569	$30,749	$(34,820)

3.    Convertible Preferred Units and Warrants

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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

Accounting for the Preferred Units and Warrants

Classification

The Preferred Units are accounted for on NRP's consolidated balance sheet as temporary equity due to certain contingent redemption rights that may be exercised at the election of Preferred Purchasers. The Warrants are accounted for on NRP's consolidated balance sheet as equity. Prior to July 1, 2017, the Warrants were previously classified as a liability because of a "down-round" anti-dilution price protection provision that would reduce the Warrant holders' exercise price if NRP were to sell common units at a price less than the current strike price (subject to certain exceptions). Refer to Note 2. Change in Method of Accounting for NRP's Warrants for further discussion of the reclassification of the Warrants in the Consolidated Balance sheet.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Initial Measurement

The net transaction price as shown below was allocated to the Preferred Units and Warrants based on their relative fair values at inception date. NRP allocated the transaction issuance costs to the Preferred Units and Warrants primarily on a pro-rata basis based on their relative inception date allocated values. The Preferred Units and Warrants were initially recognized as follows (in thousands):

March 2, 2017
Transaction price, gross	$250,000
Structuring, origination and other fees to Preferred Purchasers	(7,900)
Transaction costs to other third parties	(10,697)
Transaction price, net	$231,403
Allocation of net transaction price
Preferred Units, net	$164,587
Warrant holders interest, net	66,816
Transaction price, net	$231,403

Subsequent Measurement

Subsequent adjustment of the Preferred Units will not occur until NRP has determined that the conversion or redemption of all or a portion of the Preferred Units is probable of occurring. Once conversion or redemption becomes probable of occurring, the carrying amount of the Preferred Units will be accreted to their redemption value over the period from the date the feature is probable of occurring to the date the Preferred Units can first be converted or redeemed.

Subsequent adjustment of the Warrants will not occur until the Warrants are exercised, at which time, NRP may, at its option, elect to settle the Warrants in common units or cash, each on a net basis. The net basis will be equal to the difference between the Partnership's common unit price and the strike price of the Warrant. Once Warrant exercise occurs, the difference between the carrying amount of the Warrants and the net settlement amount will be allocated on a pro-rata basis to the common unitholders and general partner.

Certain embedded features within the Preferred Unit and Warrant purchase agreement are accounted for at fair value and are remeasured each quarter. See Note 13. Fair Value Measurements for further information regarding valuation of these embedded derivatives.

4.    Common and Preferred Unit Distributions

The Partnership makes cash distributions to common unit holders on a quarterly basis, subject to approval by the Board of Directors. The Partnership also makes distributions to the preferred unitholders at a rate of 12% per year, up to one half of which NRP may pay in additional Preferred Units (such additional Preferred Units, the "PIK Units"), subject to approval by the Board of Directors. NRP recognizes both Common and Preferred Unit distributions on the date the distribution is declared.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Common Unit Distributions

The following table shows the cash distributions paid to common unitholders and the general partner by the Partnership during the nine months ended September 30, 2017 and 2016 (in thousands except unit unit data):

			Total Distributions
Date Paid	Period Covered by Distribution	Distribution per Common Unit	Common Units	GP Interest	Total
2017
February 14, 2017	October 1 - December 31, 2016	$0.45	$5,503	$112	$5,615
May 12, 2017	January 1 - March 31, 2017	$0.45	$5,506	$113	$5,619
August 14, 2017	April 1 - June 30, 2017	$0.45	$5,504	$112	$5,616

2016
February 12, 2016	October 1 - December 31, 2015	$0.45	$5,503	$113	$5,616
May 13, 2016	January 1 - March 31, 2016	$0.45	$5,503	$113	$5,616
August 12, 2016	April 1 - June 30, 2016	$0.45	$5,505	$112	$5,617

Preferred Unit Distributions

The following table shows the cash and paid-in-kind distributions declared and paid to Preferred Unitholders by the Partnership during the nine months ended September 30, 2017 (in thousands except per unit data):

Date Paid	Period Covered by Distribution	Distribution per Preferred Unit	Paid-in-Kind Preferred Units	Cash Distributions	Total Distribution Declared
May 30, 2017	March 2 - March 31, 2017	$5.00	1,250	$1,250	$2,500
August 29, 2017	April 1 - June 30, 2017	$15.00	3,769	3,769	7,538
			5,019	$5,019	$10,038

The following table shows the financial position of the Preferred Units from initial measurement at March 2, 2017 to September 30, 2017 (in thousands):

Balance at December 31, 2016	$—
Issuance of Preferred Units, net	164,587
Distribution paid-in-kind	5,019
Balance at September 30, 2017	$169,606

Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. During the three and nine months ended September 30, 2017, NRP reduced net income attributable to common unitholders and the general partner by $7.7 million and $17.7 million, respectively, as a result of accumulated Preferred Unit distributions.

5.    Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering income attributable to preferred unitholders and the general partner’s interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's Warrants and Preferred Units (see Note 3. Convertible Preferred Units and Warrants), if the inclusion of these items is dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the Warrants for the three and nine months ended September 30, 2017, did not include the net settlement of Warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

The dilutive effect of the Preferred Units is calculated using the if-converted method. Under the if-converted method, the Preferred Units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Interest recognized during the period (including the effect of accretion of discounts and amortization of issuance costs, if any) and distributions declared in the period and undeclared distributions on the Preferred Units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table reconciles net income and weighted average units used in computing basic and diluted net income per common unit is as follows (in thousands, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allocation of net income:
Net income from continuing operations	$26,499	$16,419	$58,467	$91,403
Less: income attributable to preferred unitholders	7,650	—	17,688	—
Less: net income from continuing operations and income attributable to preferred unitholders allocated to the general partner	379	264	816	1,632
Net income from continuing operations attributable to common unitholders	$18,470	$16,155	$39,963	$89,771

Net income (loss) from discontinued operations	$(433)	$7,112	$(507)	$2,001
Less: net income (loss) from discontinued operations attributable to the general partner	(9)	142	(10)	40
Net income (loss) from discontinued operations attributable to common unitholders	$(424)	$6,970	$(497)	$1,961

Net income	$26,066	$23,531	$57,960	$93,404
Less: income attributable to preferred unitholders	7,650	—	17,688	—
Less: net income and income attributable to preferred unitholders allocated to the general partner	370	406	806	1,672
Net income attributable to common unitholders	$18,046	$23,125	$39,466	$91,732

Basic Income (Loss) per Unit:
Weighted average common units—basic	12,232	12,232	12,232	12,232
Basic net income from continuing operations per common unit	$1.51	$1.32	$3.27	$7.34
Basic net income (loss) from discontinued operations per common unit	(0.03)	0.57	(0.04)	0.16
Basic net income per common unit	$1.48	$1.89	$3.23	$7.50

Diluted Income (Loss) per Unit:
Weighted average common units—basic	12,232	12,232	12,232	12,232
Plus: dilutive effect of Warrants	225	—	330	—
Plus: dilutive effect of Preferred Units	11,523	—	8,909	—
Weighted average common units—diluted	23,980	12,232	21,471	12,232

Net income from continuing operations	$26,499	$16,419	$58,467	$91,403
Less: net income from continuing operations allocated to the general partner	530	264	1,169	1,632
Diluted net income from continuing operations attributable to common unitholders	$25,969	$16,155	$57,298	$89,771

Diluted net income (loss) from discontinued operations attributable to common unitholders	$(424)	$6,970	$(497)	$1,961

Net income	$26,066	$23,531	$57,960	$93,404
Less: net income allocated to the general partner	521	406	1,159	1,672
Diluted net income attributable to common unitholders	$25,545	$23,125	$56,801	$91,732

Diluted net income from continuing operations per common unit	$1.08	$1.32	$2.67	$7.34
Diluted net income (loss) from discontinued operations per common unit	(0.02)	0.57	(0.02)	0.16
Diluted net income per common unit	$1.07	$1.89	$2.65	$7.50

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Segment Information

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's operating segments (in thousands):

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Revenues (including affiliates)	$49,413	$8,993	$34,710	$—	$93,116
Intersegment revenues (expenses)	78	—	(78)	—	—
Gain on asset sales	154	—	17	—	171
Operating and maintenance expenses (including affiliates)	6,348	—	28,247	—	34,595
General and administrative (including affiliates)	—	—	—	3,855	3,855
Depreciation, depletion and amortization (including affiliates)	5,305	—	3,001	—	8,306
Asset impairment	—	—	—	—	—
Other expense, net	—	—	59	19,973	20,032
Net income (loss) from continuing operations	37,992	8,993	3,342	(23,828)	26,499
Net income from discontinued operations	—	—	—	—	(433)

September 30, 2016
Revenues (including affiliates)	$48,938	$10,753	$31,757	$—	$91,448
Intersegment revenues (expenses)	45	—	(45)	—	—
Gain on asset sales	6,425	—	1	—	6,426
Operating and maintenance expenses (including affiliates)	8,391	—	26,913	—	35,304
General and administrative (including affiliates)	—	—	—	5,135	5,135
Depreciation, depletion and amortization (including affiliates)	9,070	—	3,761	—	12,831
Asset impairment	5,697	—	—	—	5,697
Other expense, net	—	—	—	22,488	22,488
Net income (loss) from continuing operations	32,250	10,753	1,039	(27,623)	16,419
Net loss from discontinued operations	—	—	—	—	7,112

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
For the Nine Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Revenues (including affiliates)	$150,177	$27,676	$95,486	$—	$273,339
Intersegment revenues (expenses)	208	—	(208)	—	—
Gain on asset sales	3,367	—	209	—	3,576
Operating and maintenance expenses (including affiliates)	19,151	—	80,866	—	100,017
General and administrative (including affiliates)	—	—	—	13,940	13,940
Depreciation, depletion and amortization (including affiliates)	17,653	—	9,550	—	27,203
Asset impairment	1,778	—	—	—	1,778
Other expense, net	—	—	632	74,878	75,510
Net income (loss) from continuing operations	115,170	27,676	4,439	(88,818)	58,467
Net loss from discontinued operations	—	—	—	—	(507)

September 30, 2016
Revenues (including affiliates)	$165,844	$30,742	$88,081	$—	$284,667
Intersegment revenues (expenses)	97	—	(97)	—	—
Gain on asset sales	27,270	—	10	—	27,280
Operating and maintenance expenses (including affiliates)	24,232	—	73,540	—	97,772
General and administrative (including affiliates)	—	—	—	13,346	13,346
Depreciation, depletion and amortization (including affiliates)	23,496	—	11,013	—	34,509
Asset impairment	7,681	—	—	—	7,681
Other expense, net	—	—	—	67,236	67,236
Net income (loss) from continuing operations	137,802	30,742	3,441	(80,582)	91,403
Net loss from discontinued operations	—	—	—	—	2,001

Total assets at September 30, 2017:
Continuing operations	$952,415	$245,382	$190,818	$105,907	$1,494,522
Discontinued operations	—	—	—	—	991
Total assets at December 31, 2016:
Continuing operations	$990,172	$255,901	$190,615	$7,002	$1,443,690
Discontinued operations	—	—	—	—	991

7.    Discontinued Operations

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands) presents summarized financial results of the Partnership's discontinued operations in the Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and other income:
Oil and gas	$16	$41	$38	$16,476
Gain (loss) on asset sales	(346)	8,468	(289)	8,284
Total revenues and other income	$(330)	$8,509	$(251)	$24,760

Operating expenses:
Operating and maintenance expenses (including affiliates)	$103	$928	$256	$11,180
Depreciation, depletion and amortization	—	—	—	7,527
Asset impairments	—	—	—	564
Total operating expenses	$103	$928	$256	$19,271

Interest expense	—	(469)	—	(3,488)
Income (loss) from discontinued operations	$(433)	$7,112	$(507)	$2,001

The following table (in thousands) presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	September 30,	December 31,
	2017	2016
Current assets:
Accounts receivable, net (including affiliates) (1)	$991	$991
Total assets of discontinued operations	$991	$991

Current liabilities:
Other (including affiliates) (1)	$458	$353
Total liabilities of discontinued operations	$458	$353

(1)	See Note 14. Related Party Transactions for additional information on the Partnership's related party assets and liabilities.

The following table (in thousands) presents supplemental cash flow information of the Partnership's discontinued operations:

	Nine Months Ended September 30,
	2017	2016
Cash paid for interest	$—	$1,906

Capital expenditures related to the Partnership's discontinued operations were $3.1 million during the nine months ended September 30, 2016.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Equity Investment

The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Ciner Wyoming distributed $36.8 million and $34.3 million to the Partnership in the nine months ended September 30, 2017 and 2016, respectively.

The difference between the amount at which the investment in Ciner Wyoming is carried and the amount of underlying equity in Ciner Wyoming's net assets was $146.7 million and $150.0 million as of September 30, 2017 and December 31, 2016, respectively. This excess basis relates to plant, property and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over a weighted average of 28 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.

The Partnership's equity in the earnings of Ciner Wyoming is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income allocation to NRP’s equity interests	$10,171	$11,973	$30,925	$34,357
Amortization of basis difference	(1,178)	(1,220)	(3,249)	(3,615)
Equity in earnings of unconsolidated investment	$8,993	$10,753	$27,676	$30,742

The results of Ciner Wyoming’s operations are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$122,575	$121,003	$368,885	$352,085
Gross profit	27,872	30,673	80,788	87,656
Net Income	20,758	24,436	63,112	70,118

The financial position of Ciner Wyoming is summarized as follows (in thousands):

	September 30,	December 31,
	2017	2016
Current assets	$168,154	$134,616
Non-current assets	227,772	235,427
Current liabilities	48,821	55,396
Non-current liabilities	145,719	98,425

The purchase agreement for the acquisition of the Partnership’s interest in Ciner Wyoming required the Partnership to pay additional contingent consideration to Anadarko to the extent certain performance criteria described in the purchase agreement were met by Ciner Wyoming in any of the years 2013, 2014 or 2015. During the first quarters of 2016, 2015 and 2014, the Partnership paid contingent consideration of $7.2 million, $3.8 million, and $0.5 million respectively, in contingent consideration to Anadarko for performance criteria met by Ciner Wyoming in 2015, 2014 and 2013, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Plant and Equipment

The Partnership’s plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Plant and equipment at cost	$83,808	$79,171
Construction in process	640	557
Less accumulated depreciation	(36,864)	(30,285)
Total plant and equipment, net	$47,584	$49,443

Depreciation expense related to the Partnership's plant and equipment totaled $2.4 million and $3.1 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense related to the Partnership's plant and equipment totaled $7.8 million and $9.5 million for the nine months ended September 30, 2017 and 2016, respectively.

10.    Mineral Rights

The Partnership’s mineral rights consist of the following (in thousands):

	September 30, 2017
	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,700	$(432,701)	$737,999
Aggregates properties	151,236	(15,797)	135,439
Oil and gas royalty properties	12,395	(6,941)	5,454
Other	13,168	(1,450)	11,718
Total	$1,347,499	$(456,889)	$890,610

	December 31, 2016
	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,904	$(420,032)	$750,872
Aggregates properties	176,774	(39,056)	137,718
Oil and gas royalty properties	12,395	(6,289)	6,106
Other	14,946	(1,450)	13,496
Total	$1,375,019	$(466,827)	$908,192

Depletion expense related to the Partnership’s mineral rights totaled $5.0 million and $8.6 million for the three months ended September 30, 2017 and 2016, respectively. Depletion expense related to the Partnership’s mineral rights totaled $16.7 million and $21.9 million for the nine months ended September 30, 2017 and 2016, respectively.

2016 Sale of Royalty Properties

The Partnership completed the sale of the following assets during the nine months ended September 30, 2016:
1)Oil and gas royalty and overriding royalty interests in the Coal Royalty and Other segment in several producing properties located in the Appalachian Basin for $36.4 million gross sales proceeds. The effective date of the sale was January 1, 2016, and the Partnership recorded a $18.6 million gain from this sale included in Gain on asset sales, net on its Consolidated Statement of Comprehensive Income.
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

11.    Intangible Assets (Including Affiliate)

The Partnership's intangible assets (including affiliate) primarily consists of above market coal transportation contracts with subsidiaries of Foresight Energy LP ("Foresight Energy") in which the Partnership receives throughput fees for the handling and transportation of coal. As of May 9, 2017, Foresight Energy is no longer deemed a related party. Refer to Note 14. Related Party Transactions for additional details. In addition, the Partnership's intangible assets include permits, aggregates-related trade names and other agreements. The Partnership's intangible assets (including affiliate) included in the Partnership's Consolidated Balance Sheet are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Intangible assets (including affiliate)	$86,336	$86,336
Less: accumulated amortization (including affiliate)	(35,966)	(33,289)
Total intangible assets, net (including affiliate)	$50,370	$53,047

Amortization expense related to the Partnership's intangible assets—affiliate totaled $0.9 million for the three months ended September 30, 2016. Amortization expense related to the Partnership's intangible assets—affiliate totaled $1.0 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense related to the Partnership's intangible assets totaled $0.9 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to the Partnership's intangible assets totaled $1.7 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Debt

The Partnership's debt consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
NRP LP debt:
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75%	$345,638	$—
9.125% senior notes, with semi-annual interest payments in April and October, due October 2018, $300 million issued at 99.007% and $125 million issued at 99.5%	94,362	425,000
Opco debt:
Revolving credit facility, due April 2020	69,000	210,000
Senior notes
4.91% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	4,586	9,187
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	42,669	64,029
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	22,945	30,633
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	16,115	18,825
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	52,142	52,204
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	104,520	119,524
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	31,733	36,272
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	133,941	134,035
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	38,218	38,262
5.31% utility local improvement obligation, with annual principal and interest payments in February, due March 2021	—	961
Total debt at face value	$955,869	$1,138,932
Net unamortized debt discount	(1,759)	(1,322)
Net unamortized debt issuance costs	(17,531)	(7,339)
Total debt, net	$936,579	$1,130,271
Less: current portion of long-term debt	174,138	140,037
Total long-term debt, net	$762,441	$990,234

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

In March 2017, the Partnership and NRP Finance exchanged $241 million aggregate principal amount of the 2018 Senior Notes for $241 million aggregate principal amount of a new series of 10.500% Senior Notes due 2022 (the “2022 Senior Notes”). In April 2017, the Partnership and NRP Finance redeemed $90 million in aggregate principal amount of the 2018 Senior Notes at a redemption price of 104.563%, and paid all accrued and unpaid interest thereon. In addition, pursuant to the 2022 Indenture (as defined below), the Partnership and NRP Finance redeemed the remaining outstanding 2018 Senior Notes at par (and paid accrued and unpaid interest thereon) within 60 days after October 1, 2017. NRP made this redemption on October 2, 2017 using a combination of cash on hand and borrowings from its Opco Credit Facility. Refer to Note 18. Subsequent Events for further discussion.

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

As of September 30, 2017 and December 31, 2016, NRP and NRP Finance were in compliance with the terms of its debt agreements.

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of September 30, 2017 and December 31, 2016, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

Opco’s $180 million Third Amended and Restated Credit Agreement, as amended through March 2017 (the "Opco Credit Facility"), matures on April 30, 2020. Commitments under the Opco Credit Facility will be reduced to $150 million at December 31, 2017 and further reduced to $100 million at December 31, 2018 through maturity in April 2020.

Indebtedness under the Opco Credit Facility bears interest, at Opco's option, at:

•	the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1%, in each case plus an applicable margin ranging from 2.50% to 3.50%; or

•	a rate equal to LIBOR plus an applicable margin ranging from 3.50% to 4.50%.

The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for three months ended September 30, 2017 and 2016 were 5.49% and 4.87%, respectively. The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for nine months ended September 30, 2017 and 2016 were 5.22% and 4.24%, respectively. Debt issue cost related to the OpCo credit facility are $6.1 million at September 30, 2017 and have been capitalized and included in other assets on our consolidated balance sheet. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty. As of September 30, 2017, Opco had $69 million of indebtedness outstanding under the Opco Credit Facility.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $653.5 million and $673.0 million classified as Land, Plant and equipment and Mineral rights on the Partnership’s Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than NRP Trona LLC (which owns a 49% non-controlling equity interest in Ciner Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, (4) real property associated with certain of NRP's construction aggregates business, and (5) certain of Opco’s coal-related infrastructure assets.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2017 and December 31, 2016, the Opco Senior Notes had cumulative principal balances of $446.9 million and $503.0 million, respectively. Opco made mandatory principal payments of $56.1 million and $56.0 million during the nine months ended September 30, 2017 and 2016, respectively.

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

The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2017.

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

13.    Fair Value Measurements

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, contracts receivable—affiliate, accounts payable, debt and convertible preferred units. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Fair Value—Disclosure Only

The following table (in thousands) shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable—affiliate:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2018 Senior Notes (1)	$94,362	$95,070	$420,097	$412,250
NRP 2022 Senior Notes (1)	329,732	366,376	—	—
Opco Senior Notes and utility local improvement obligation (2)	443,485	473,683	500,174	488,814
Opco Revolving Credit Facility (3)	69,000	69,000	210,000	210,000

Assets:
Contracts receivable, current and long-term (2)	$44,217	$30,807	$46,742	$32,554

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

(2)	The Level 3 fair value is estimated by management using quotations obtained for comparable instruments on the closing trading prices near period end.

(3)
The Level 3 fair value approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Fair Value—Recurring

NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value in NRP's consolidated balance sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly, and changes in their fair value would be recorded in other income (expense) in NRP's consolidated statements of comprehensive income. The embedded derivatives had zero value at inception and as of September 30, 2017.

14.    Related Party Transactions

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

Various subsidiaries of Foresight Energy lease coal reserves from the Partnership, and the Partnership also leases coal transportation assets to them for a fee. Revenues related to these transactions with Foresight Energy are included in the Partnership's Consolidated Statement of Comprehensive Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Coal royalty and other revenue	$18,781	$—	$23,611	$—
Coal royalty and other—affiliates revenue	—	20,635	27,216	47,648
Total	$18,781	$20,635	$50,827	$47,648

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

Lastly, NRP owns rail load out transportation assets and subcontracts out the operating responsibilities to a subsidiary of Foresight Energy at Foresight's Williamson mine. Expenses related to these transactions with Foresight Energy are included in the Partnership's Consolidated Statement of Comprehensive Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating and maintenance expense	$415	$—	$700	$—
Operating and maintenance expense—affiliates, net	—	392	452	973
Total	$415	$392	$1,152	$973

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table (in thousands) shows certain amounts related to NRP's Sugar Camp rail load out facility direct financing lease and amounts of all other transactions with subsidiaries of Foresight Energy reflected on NRP's Consolidated Balance Sheets:

	September 30,	December 31,
	2017	2016
Sugar Camp rail load out direct financing lease amounts
Projected remaining payments	$72,531	$76,424
Unearned income	29,213	31,803

ASSETS
Accounts receivable	$6,828	$—
Accounts receivable—affiliates, net	—	6,496
Long-term contracts receivable	41,211	—
Long-term contracts receivable—affiliate	—	43,785
LIABILITIES
Deferred revenue	$59,009	$—
Deferred revenue—affiliates	—	71,632

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

The Partnership had Accounts payable—affiliates to QMC of $0.5 million and $0.4 million, including less than $0.1 million and less than $0.1 million related to discontinued operations at September 30, 2017 and December 31, 2016, respectively, for services provided by QMC to the Partnership. The Partnership had Accounts payable—affiliates to WPPLP of $0.2 million and $0.6 million at September 30, 2017 and December 31, 2016, respectively.

Direct general and administrative expenses charged to the Partnership by WPPLP and QMC are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating and maintenance expenses—affiliates, net	$2,154	$1,980	$6,477	$6,591
General and administrative—affiliates	1,207	867	3,183	2,670

Included in loss from discontinued operations are $0.0 million and $0.4 million of operating and maintenance expenses charged by QMC for the three months ended September 30, 2017 and 2016, respectively. Included in loss from discontinued operations are less than $0.1 million and $1.2 million of operating and maintenance expenses charged by QMC for the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, was Chairman of the Board of Corsa through May 10, 2017. Coal related revenues from Corsa totaled $0.3 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Coal related revenues from Corsa totaled $1.0 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively. The Partnership had Accounts receivable—affiliates totaling $0.2 million and $0.2 million from Corsa at September 30, 2017 and December 31, 2016, respectively.

WPPLP Production Royalty and Overriding Royalty

During the three months ended September 30, 2017 and 2016, the Partnership recorded $0.4 million and $0.0 million, respectively in Operating and maintenance expenses—affiliates related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007. These charges were $0.7 million and $0.7 million during the nine months ended September 30, 2017 and 2016, respectively. The Partnership had Other assets—affiliate from WPPLP of $0.9 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively related to a non-production royalty receivable from WPPLP for overriding royalty interest on a mine.

Quinwood Coal Company Royalty

In May 2017, a subsidiary of Alpha Natural Resources assigned two coal leases with us to Quinwood Coal Partners LP ("Quinwood"), an entity controlled by Corbin J. Robertson III. In connection with this lease assignment, Quinwood forfeited the historical recoupable balance related to this property. As a result, NRP recognized $0.9 million of deferred minimum payments received in prior periods from the subsidiary of Alpha as Coal royalty and other—affiliates revenue during the nine months ended September 30, 2017, respectively. There were no deferred minimum payments received in prior periods from the subsidiary of Alpha recognized as Coal royalty and other—affiliates revenue during the three months ended September 30, 2017.

15.    Commitments and Contingencies

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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

Foresight Energy Disputes

In November 2015, we filed a lawsuit against Foresight Energy’s subsidiary, Hillsboro Energy LLC ("Hillsboro"), in the Circuit Court of the Fourth Judicial Circuit in Montgomery County, Illinois. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine in July 2015. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, we received the notice declaring a force majeure event at the mine as a result of the elevated carbon monoxide levels. We believe the force majeure claim by Hillsboro has no merit, and we are vigorously pursuing recovery against them. The effect of a valid force majeure declaration would relieve Foresight Energy of its obligation to pay us minimum deficiency payments of $7.5 million per quarter, or $30.0 million per year. Foresight Energy's failure to make the deficiency payment with respect to three quarters of 2015, each quarter of 2016, and the three quarters of 2017 has resulted in a cumulative $68.5 million negative cash impact to us. Such amount will increase for each quarter during which mining operations continue to be idled. We do not currently have an estimate as to when the mine will resume coal production. If the mine remains idled for an extended period or if the mine is permanently closed, our financial condition could be adversely affected.

In April 2016, we filed a lawsuit against Macoupin Energy, LLC ("Macoupin"), a subsidiary of Foresight Energy, in Macoupin County, Illinois.  The lawsuit alleges that Macoupin has failed to comply with the terms of its coal mining, rail loadout and rail loop leases by incorrectly recouping previously paid minimum royalties. Foresight Energy’s failure to properly calculate its recoupable balance and failure to make payments in accordance with these lease agreements has resulted in a cumulative $8.5 million negative cash impact to us. While the Partnership is pursuing its claim, a valuation allowance for the receivable amount has been recorded.

16.    Major Customers

Revenues from customers that exceeded ten percent of total revenues and other income for any of the periods presented below are as follows (in thousands, except for percentages):

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$18,781	20.1%	$20,635	21.1%	$50,827	18.4%	$47,648	15.3%

(1) Revenues from Foresight Energy are included within the Partnership's Coal Royalty and Other segment.

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

	September 30, 2017	December 31, 2016
Deferred revenue	$106,391	$44,931
Deferred revenue—affiliate	—	71,632
Total deferred revenue (including affiliate)	$106,391	$116,563

The Partnership recognized the following amounts of deferred revenue (including affiliate) attributable to previously paid minimums resulting from the expiration of the lessee’s ability to recoup the payments as Coal royalty and other revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Coal royalty and other	$9,717	$3,662	$8,406	$48,705
Coal royalty and other—affiliates	—	6,093	14,055	11,750
Total coal royalty and other (including affiliates)	$9,717	$9,755	$22,461	$60,455

Lease Modifications, Termination and Forfeitures of Minimum Royalty Balances

During the nine months ended September 30, 2017 and 2016, the Partnership entered into agreements with certain lessees to either modify or terminate existing coal related leases that resulted in the Partnership recognizing $3.4 million and $40.4 million of deferred revenue as revenue, respectively.

18.    Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2017 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Distributions Declared

On October 26, 2017, the Board of Directors of GP Natural Resource Partners LLC declared a distribution of $0.45 per common unit to be paid by the Partnership on November 14, 2017 to common unitholders of record on November 7, 2017. In addition, the Board declared a distribution on NRP's 12.0% Class A Convertible Preferred Units with respect to the third quarter. One-half of the distribution on the Preferred Units will be paid in $3.8 million of cash and the other half will be paid-in-kind through the issuance of 3,825 additional Preferred Units.

Redemption of 2018 Senior Notes

On October 2, 2017, the Partnership redeemed in full the $94.4 million remaining principal amount of the 2018 Notes at a redemption price of 100.000% and paid all accrued and unpaid interest thereon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and nine month periods ended September 30, 2017 and 2016 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Natural Resource Partners LP Annual Report on Form 10-K for the year ended December 31, 2016.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, construction aggregates and other natural resources; estimated revenues, expenses and results of operations; the amount, nature and timing of capital expenditures; projected production levels by our lessees and our construction aggregates business; Ciner Wyoming LLC’s ("Ciner Wyoming") trona mining and soda ash refinery operations; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance. Our discussion and analysis consists of the following subjects:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview

We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, trona and soda ash and other natural resources and operating a construction aggregates business. Our common units trade on the New York Stock Exchange under the symbol "NRP". Our business is organized into three operating segments:

Coal Royalty and Other—consists primarily of coal royalty and coal related transportation and processing assets. Other assets include aggregate royalty, industrial mineral royalty, oil and gas royalty and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. Our aggregates and industrial minerals are located in a number of states across the United States. Our oil and gas royalty assets are primarily located in Louisiana.

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

For the nine months ended September 30, 2017, our financial results included (in thousands):

Revenues and other income	$276,915
Net income from continuing operations	58,467
Adjusted EBITDA (1)	172,166

Operating cash flow provided by continuing operations	$81,394
Investing cash flow used in continuing operations	3,440
Financing cash flow used in continuing operations	(3,961)
Distributable Cash Flow ("DCF") (1)	85,760

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

2017 Recapitalization Transactions and Debt Reduction

During the first quarter of 2017, we completed the recapitalization transactions that improved our liquidity and strengthened our balance sheet. These recapitalization transactions included the issuance of $250 million of Preferred Units and the issuance of Warrants to purchase Common Units, and the extension of the majority of our 2018 debt maturities to 2020 and 2022. For more information on these transactions, see Note 3. Convertible Preferred Units and Warrants and Note 12. Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

As of the filing date of this report, we have reduced our debt by $294.4 million from December 31, 2016. A summary of our 2017 debt reduction through the filing date of this report is summarized in the table below (in thousands):

	As of the Filing Date of this Report	December 31, 2016	YTD 2017 Debt Reduction
NRP LP Debt
2018 Senior Notes	$—	$425,000	$425,000
2022 Senior Notes	345,638	—	(345,638)
Opco debt
Revolving credit facility	52,000	210,000	158,000
Senior Notes	446,869	502,971	56,102
Other	—	961	961
Total	$844,507	$1,138,932	$294,425

We remain focused on further reducing our debt and improving our credit metrics in order to ultimately reposition the Partnership for long-term growth.

Current Results/Market Commentary

Coal Royalty and Other Business Segment

For the nine months ended September 30, 2017, our Coal Royalty and Other business segment financial results included the following (in thousands):

Revenues and other income	$153,544
Net income from continuing operations	115,170
Adjusted EBITDA (1)	134,601

Operating cash flow provided by continuing operations	$120,588
Investing cash flow provided by continuing operations	3,570
Financing cash flow provided by continuing operations	517
DCF (1)	124,158

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

We derived approximately 59% of our coal royalty revenues and approximately 46% of the related production from metallurgical coal during the nine months ended September 30, 2017. NRP continued to benefit from higher metallurgical coal prices relative to 2016, with prices stabilizing at higher levels than in the comparable period in 2016. Most recently, metallurgical coal prices have increased substantially since the post-Cyclone Debbie period of mid-June as a result of increased imports into China and a lower than expected supply from Australia.

Illinois Basin and Appalachian thermal coal prices have also improved over the prior year as utilities continue to work down inventories and export demand has increased. Mild weather and natural gas prices that remain around $3/mcf continue to create a challenging environment for thermal coal competitiveness domestically. Internationally, API2 coal prices continue to improve, settling around $90 per metric ton at the end of September 2017, compared to prices in the low $60s in the same period in 2016. Higher seaborne prices, as well as a weaker U.S. Dollar, have combined to increase the competitiveness of thermal coal exports and have helped to maintain sales volumes from our low cost Illinois Basin properties.

Soda Ash Business Segment

For the nine months ended September 30, 2017, our Soda Ash business segment financial results included the following (in thousands):

Revenues and other income	$27,676
Net income from continuing operations	27,676
Adjusted EBITDA (1)	36,750

Operating cash flow provided by continuing operations	$31,104
Investing cash flow provided by continuing operations	5,646
DCF (1)	36,750

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

During the third quarter, international prices for soda ash, particularly in Asia, continued to be strong, and domestic prices have improved slightly over last year. Income from our trona mining and soda ash refinery investment was lower in the nine months ended September 30, 2017 compared to the prior year due to temporary production issues. However, our earnings from Ciner Wyoming increased 7% in the three months ended September 30, 2017 compared to the previous quarter as a result of the progress made to improve production at the facility.

Ciner Resources LP, our partner that controls and operates Ciner Wyoming, is a publicly traded master limited partnership that depends on distributions from Ciner Wyoming in order to make distributions to its public unitholders.

Construction Aggregates Business Segment

For the nine months ended September 30, 2017, our construction aggregates business segment financial results included the following (in thousands):

Revenues and other income	$95,695
Net income from continuing operations	4,439
Adjusted EBITDA (1)	14,621

Operating cash flow provided by continuing operations	$11,677
Investing cash flow used in continuing operations	(5,776)
Financing cash flow used in continuing operations	(1,096)
DCF (1)	6,827

(1)	See "—Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Our overall construction aggregates performance in the nine months ended September 2017 was in line with performance compared to the same period in 2016. Our construction aggregates business is largely dependent on the strength of the local markets that it serves. During 2017, improved energy related and infrastructure spending in the Louisiana market was offset by reduced natural gas drilling in the Marcellus shale, reduced infrastructure spending in northern West Virginia and cutbacks in military spending in the Clarksville, Tennessee area.

Discontinued Operations

In July 2016, NRP Oil and Gas sold its non-operated oil and gas working interest assets in the Williston Basin for $116.1 million in gross sales proceeds. Our exit from our non-operated oil and gas working interest business represented a strategic shift to reduce debt and focus on our soda ash, coal royalty and construction aggregates business segments. As a result, we have classified the assets and liabilities, operating results and cash flows of our non-operated oil and gas working interest assets as discontinued operations in our consolidated financial statements for all periods presented.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues and Other Income

Revenues and other income decreased $4.6 million, or 5%, from $97.9 million in the three months ended September 30, 2016 to $93.3 million in the three months ended September 30, 2017. The following table shows our diversified sources of natural resource revenues and other income by business segment for the three months ended September 30, 2017 and 2016 (in thousands except for percentages):

	Coal Royalty and Other	Soda Ash	Construction Aggregates	Total
September 30, 2017
Revenues and other income	$49,567	$8,993	$34,727	$93,287
Percentage of total	53%	10%	37%
September 30, 2016
Revenues and other income	$55,363	$10,753	$31,758	$97,874
Percentage of total	57%	11%	32%

The changes in revenue and other income is discussed for each of our business segments below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment decreased $5.8 million, or 10%, from $55.4 million in the three months ended September 30, 2016 to $49.6 million in the three months ended September 30, 2017. The table below presents coal production and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other coal royalty and other revenues:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except percent and per ton data)	2017	2016
Coal production (tons)
Appalachia
Northern (1)	226	(356)	582	163%
Central	3,596	3,348	248	7%
Southern	468	683	(215)	(31)%
Total Appalachia	4,290	3,675	615	17%
Illinois Basin	794	2,411	(1,617)	(67)%
Northern Powder River Basin	849	1,318	(469)	(36)%
Total coal production	5,933	7,404	(1,471)	(20)%

Coal royalty revenue per ton
Appalachia
Northern (1)	$3.26	$1.98	$1.28	65%
Central	4.77	3.28	1.49	45%
Southern	5.73	3.83	1.90	50%
Illinois Basin	4.32	3.63	0.69	19%
Northern Powder River Basin	3.47	3.27	0.20	6%
Combined average coal royalty revenue per ton	4.54	3.40	1.14	34%

Coal royalty revenues
Appalachia
Northern (1)	$737	$370	$367	99%
Central	17,154	10,994	6,160	56%
Southern	2,683	2,618	65	2%
Total Appalachia	$20,574	$13,982	$6,592	47%
Illinois Basin	3,431	8,745	(5,314)	(61)%
Northern Powder River Basin	2,945	4,314	(1,369)	(32)%
Total coal royalty revenue	$26,950	$27,041	$(91)	—%

Other revenues
Minimums recognized as revenue	$9,812	$9,755	$57	1%
Transportation and processing fees	5,570	6,127	(557)	(9)%
Property tax revenue	513	2,567	(2,054)	(80)%
Wheelage	1,219	919	300	33%
Coal override revenue	3,059	615	2,444	397%
Lease assignment fee	1,000	—	1,000	100%
Hard mineral royalty revenues	817	700	117	17%
Oil and gas royalty revenues	117	1,283	(1,166)	(91)%
Other	356	(69)	425	(616)%
Total other revenues	$22,463	$21,897	$566	3%
Coal royalty and other income	49,413	48,938	475	1%
Gain on coal royalty and other segment asset sales	154	6,425	(6,271)	98%
Total coal royalty and other segment revenues and other income	$49,567	$55,363	$(5,796)	(10)%

(1)Northern Appalachia was impacted by a prior period adjustment in 2016 of 0.5 million tons and less than $0.1 million in royalty revenue related to the Hibbs Run mine that temporarily ceased production during 2016. Absent this adjustment, production in the Northern Appalachia region was 0.2 million tons with revenue of $0.4 million. Coal royalty revenue per ton removes the impact of the Hibbs Run prior period adjustment.

Total coal royalty revenues were flat in the three months ended September 30, 2017 compared to the same period in 2016 as increased sales prices across all three of our major producing regions resulting in increased coal royalty revenue per ton was offset by decreased production in the Illinois and Northern Powder River basins. Further discussion of the key drivers for each region follows:

•
Appalachia: Coal royalty revenue increased $6.6 million in this region primarily as a result of increased metallurgical coal prices and production in the third quarter of 2017 as compared to the third quarter of 2016.

•
Illinois Basin: Lower production in this region led to a $5.3 million decrease in coal royalty revenue, despite the increase in thermal coal prices and our royalty revenue per ton in the region. The decreased production in this region was primarily a result of the temporary relocation of certain production off of NRP's coal reserves. However, the decrease in coal royalty revenue was partially offset by a $2.4 million increase in overriding royalty revenue in this region from the mining of non-NRP coal.

•
Northern Powder River Basin: Lower production in this region led to the $1.4 million decrease in coal royalty revenue, despite the modest increase in prices. The lower production was a result of decreased mining on our acreage in this region which has a checkerboard coal reserve ownership pattern.

Total other revenues increased $0.6 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as a result of increased overriding royalty revenue as described above and an increase in lease assignment fees. These increases were partially offset by decreased property tax reimbursement revenue and a decrease in oil and gas operating revenues.

Gain on coal royalty and other segment asset sales decreased $6.3 million, from $6.4 million in the three months ended September 30, 2016 to $0.2 million in the three months ended September 30, 2017. During the three months ended September 30, 2016 and in connection with our strategy to improve liquidity, we sold mineral reserves in multiple sale transactions for cumulative $9.8 million of gross sales proceeds. There has been no individually significant asset sale subsequent to the closing of the Partnership's recapitalization transactions in March 2017.

Soda Ash

Revenues and other income related to our equity investment in Ciner Wyoming decreased $1.8 million, or 17%, from $10.8 million in the three months ended September 30, 2016 to $9.0 million in the three months ended September 30, 2017. This decrease is primarily related to lower production output and higher maintenance expenses compared to the prior period.

Construction Aggregates

Revenues and other income related to our construction aggregates segment increased $2.9 million, or 9%, from $31.8 million in the three months ended September 30, 2016 to $34.7 million in the three months ended September 30, 2017. This increase is primarily due to higher production and sales of crushed stone, gravel and sand quarter-over-quarter.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) decreased $0.7 million, or 2%, from $35.3 million in the three months ended September 30, 2016 to $34.6 million in the three months ended September 30, 2017. This decrease is primarily related to the following:

Coal Royalty and Other

Operating and maintenance expenses (including affiliates) in our Coal Royalty and Other segment decreased $2.1 million, or 25% from $8.4 million in the three months ended September 30, 2016 to $6.3 million in the three months ended September 30, 2017. This decrease is primarily related to decreased property tax expense.

This decrease in operating and maintenance expenses (including affiliates) was partially offset by:

Construction Aggregates

Operating and maintenance expenses (including affiliates) in our construction aggregates segment increased $1.3 million, or 5% from $26.9 million in the three months ended September 30, 2016 to $28.2 million in the three months ended September 30, 2017. This increase is primarily related to higher materials costs driven by the increase in production.

Depreciation, Depletion and Amortization ("DD&A") Expense

DD&A expense decreased $4.5 million, or 35%, from $12.8 million in three months ended September 30, 2016 to $8.3 million in three months ended September 30, 2017. This decrease is primarily driven by lower coal production in the Illinois Basin.

General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs decreased $1.2 million, or 24%, from $5.1 million in the three months ended September 30, 2016 to $3.9 million in the three months ended September 30, 2017. This decrease is primarily due to lower legal, consulting and advisory fees following the completion of the recapitalization transactions in March 2017 and decreased LTIP expense.

Asset Impairments

Asset impairments decreased $5.7 million, or 100%, from $5.7 million in the three months ended September 30, 2016. There was no impairment in the three months ended September 30, 2017. Asset impairments in the three months ended September 30, 2016 included certain coal and hard mineral properties.

Income (Loss) from Discontinued Operations

Income from discontinued operations decreased $7.5 million, or 106%, from $7.1 million income in the three months ended September 30, 2016 to a loss of $0.4 million in the three months ended September 30, 2017. The decrease is primarily a result of the sale of our non-operated oil and gas working interest assets, for which we recognized the gain on sale of the asset in the three months ended September 30, 2016.

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

The following table (in thousands) reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the three months ended September 30, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Net income (loss) from continuing operations	$37,992	$8,993	$3,342	$(23,828)	$26,499
Less: equity earnings from unconsolidated investment	—	(8,993)	—	—	(8,993)
Add: distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense	—	—	59	20,021	20,080
Add: depreciation, depletion and amortization	5,305	—	3,001	—	8,306
Adjusted EBITDA	$43,297	$12,250	$6,402	$(3,807)	$58,142

September 30, 2016
Net income (loss) from continuing operations	$32,250	$10,753	$1,039	$(27,623)	$16,419
Less: equity earnings from unconsolidated investment	—	(10,753)	—	—	(10,753)
Add: distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense	—	—	—	22,491	22,491
Add: depreciation, depletion and amortization	9,070	—	3,761	—	12,831
Add: asset impairments	5,697	—	—	—	5,697
Adjusted EBITDA	$47,017	$12,250	$4,800	$(5,132)	$58,935

Adjusted EBITDA was flat in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily as a result of the following:

•
Coal Royalty and Other segment Adjusted EBITDA decreased $3.7 million. While performance of the Partnership's coal related assets improved as described above, the prior year amount included $6.4 million of gains on asset sales in which the Partnership received $10.3 million of gross cash proceeds.

•
Construction Aggregates segment Adjusted EBITDA increased $1.6 million as a result of increased production and sales volume, increased marine terminal activity and higher margins on road construction and asphalt paving projects.

•
Corporate and Financing segment Adjusted EBITDA increased $1.3 million as a result of lower legal, consulting and advisory fees following the completion of the recapitalization transactions in March 2017 and decreased LTIP expense.

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

The following table (in thousands) presents the three major categories of the statement of cash flows by business segment for the three months ended September 30, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$44,119	$8,992	$2,155	$(29,466)	$25,800
Net cash provided by (used in) investing activities of continuing operations	676	3,258	(1,163)	—	$2,771
Net cash provided by (used in) financing activities of continuing operations	484	—	—	51,406	$51,890

September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$34,997	$12,250	$4,357	$(15,703)	$35,901
Net cash provided by (used in) investing activities of continuing operations	10,691	—	(434)	—	10,257
Net cash used in financing activities of continuing operations	—	—	—	24,840	24,840

The following table (in thousands) reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF for the three months ended September 30, 2017 and 2016:

	Operating Segments
For the Three Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$44,119	$8,992	$2,155	$(29,466)	$25,800
Add: return of equity from unconsolidated investment	—	3,258	—	—	3,258
Add: proceeds from sale of PP&E	27	—	75	—	102
Add: proceeds from sale of mineral rights	49	—	—	—	49
Add: return on long-term contract receivables	600	—	—	—	600
Less: maintenance capital expenditures	—	—	(926)	—	(926)
Distributable Cash Flow	$44,795	$12,250	$1,304	$(29,466)	$28,883

September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$34,997	$12,250	$4,357	$(15,703)	$35,901
Add: proceeds from sale of PP&E	265	—	78	—	343
Add: proceeds from sale of mineral rights	10,029	—	—	—	10,029
Add: proceeds from sale of assets included in discontinued operations	—	—	—	—	109,889
Add: return on long-term contract receivables—affiliate	397	—	—	—	397
Less: maintenance capital expenditures	(5)	—	(342)	—	(347)
Distributable Cash Flow	$45,683	$12,250	$4,093	$(15,703)	$156,212

DCF decreased $127.3 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease is due primarily to the following:

•	$109.9 million net cash proceeds from the sale of assets included in discontinued operations in the three months ended September 30, 2016.

•
Coal Royalty and Other segment: DCF was flat as increased cash flow from improved operations in the three months ended September 30, 2107 was offset by $10.4 million cash flow from segment asset sales in the three months ended September 30, 2016.

•
Construction Aggregates segment: While operating performance increased as described in Adjusted EBITDA above, DCF decreased $2.8 million due to temporary timing differences of cash receipts and disbursements.

•
Corporate and Financing: DCF decreased $13.8 million primarily as a result of a timing difference in the payment of its semi-annual interest payments after the recapitalization transaction in March 2017. In 2016, the Partnership paid interest on its 2018 Bonds in October 2016, while the Partnership paid interest on its 2022 Bonds in September 2017.

Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues and Other Income

Revenues and other income decreased $35 million, or 11%, from $311.9 million in the nine months ended September 30, 2016 to $276.9 million in the nine months ended September 30, 2017. The following table shows our diversified sources of natural resource revenues and other income by business segment for the nine months ended September 30, 2017 and 2016 (in thousands except for percentages):

	Coal Royalty and Other	Soda Ash	Construction Aggregates	Total
September 30, 2017
Revenues and other income	$153,544	$27,676	$95,695	$276,915
Percentage of total	55%	10%	35%
September 30, 2016
Revenues and other income	$193,114	$30,742	$88,091	$311,947
Percentage of total	62%	10%	28%

The changes in revenue and other income is discussed for each of our business segments below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment decreased $39.6 million, or 20%, from $193.1 million in the nine months ended September 30, 2016 to $153.5 million in the nine months ended September 30, 2017. The table below presents coal production and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other coal royalty and other revenues:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except percent and per ton data)	2017	2016
Coal production (tons)
Appalachia
Northern	1,672	479	1,193	249%
Central	11,193	10,046	1,147	11%
Southern	1,721	2,201	(480)	(22)%
Total Appalachia	14,586	12,726	1,860	15%
Illinois Basin	3,545	6,056	(2,511)	(41)%
Northern Powder River Basin	2,708	2,734	(26)	(1)%
Total coal production	20,839	21,516	(677)	(3)%

Coal royalty revenue per ton
Appalachia
Northern	$1.36	$4.19	$(2.83)	(68)%
Central	5.09	3.22	1.87	58%
Southern	5.95	3.37	2.58	77%
Illinois Basin	3.68	3.57	0.11	3%
Northern Powder River Basin	2.89	3.04	(0.15)	(5)%

Coal royalty revenues
Appalachia
Northern	$2,279	$2,005	$274	14%
Central	57,027	32,331	24,696	76%
Southern	10,242	7,419	2,823	38%
Total Appalachia	69,548	41,755	27,793	67%
Illinois Basin	13,055	21,611	(8,556)	(40)%
Northern Powder River Basin	7,827	8,314	(487)	(6)%
Total coal royalty revenue	$90,430	$71,680	$18,750	26%

Other revenues
Minimums recognized as revenue	$22,556	$60,455	$(37,899)	(63)%
Transportation and processing fees	15,729	15,663	66	—%
Property tax revenue	4,311	8,899	(4,588)	(52)%
Wheelage	3,510	1,797	1,713	95%
Coal override revenue	5,769	1,482	4,287	289%
Lease assignment fee	1,000	—	1,000	100%
Gain on reserve swap	—	—	—
Hard mineral royalty revenues	3,513	2,194	1,319	60%
Oil and gas royalty revenues	2,532	2,538	(6)	—%
Other	827	1,136	(309)	(27)%
Total other revenues	$59,747	$94,164	$(34,417)	(37)%
Coal royalty and other income	150,177	165,844	(15,667)	(9)%
Gain on coal royalty and other segment asset sales	3,367	27,270	(23,903)	(88)%
Total coal royalty and other segment revenues and other income	$153,544	$193,114	$(39,570)	(20)%

Total coal royalty revenues increased $18.8 million, or 26%, from $71.7 million in the nine months ended September 30, 2016 to $90.4 million in the nine months ended September 30, 2017. Further discussion of the key drivers for the increase follows:

•	Appalachia: Coal royalty revenue increased $27.8 million in this region as a result of increased metallurgical coal prices and production.

•
Illinois Basin: Lower production in this region led to an $8.6 million decrease in coal royalty revenue. The decreased production in this region was primarily a result of the temporary relocation of certain production off of NRP's coal reserves. However, the decrease in coal royalty revenue was partially offset by a $4.3 million increase in overriding royalty revenue in this region from the mining of non-NRP coal.

Total other revenues decreased $34.4 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of a decrease in minimums recognized as revenue due to certain lease modifications and terminations in the second quarter 2016. In addition, total other revenue decrease as a result of lower property tax reimbursements. However, this decrease in property tax revenue was fully offset by lower property tax expenses as described in operating and maintenance expenses below.

Gain on coal royalty and other segment asset sales decreased $23.9 million year-over-year primarily as a result of numerous asset sales completed during the nine months ended September 30, 2016.

Construction Aggregates

Revenues and other income related to our construction aggregates segment increased $7.6 million, or 9%, from $88.1 million in the nine months ended September 30, 2016 to $95.7 million in the nine months ended September 30, 2017. This increase is primarily due to higher production and sales of crushed stone, gravel and sand and increased road construction and asphalt paving projects.

Soda Ash

Revenues and other income related to our equity investment in Ciner Wyoming decreased $3.0 million, or 10%, from $30.7 million in the nine months ended September 30, 2016 to $27.7 million in the nine months ended September 30, 2017. This decrease is primarily related to lower production output and higher maintenance expenses compared to the prior period.

Operating and Maintenance Expenses (including affiliates)

Operating and maintenance expenses (including affiliates) increased $2.2 million, or 2%, from $97.8 million in the nine months ended September 30, 2016 to $100.0 million in the nine months ended September 30, 2017. This increase is primarily related to the following:

Construction Aggregates

Operating and maintenance expenses (including affiliates) in our construction aggregates segment increased $7.4 million, or 10% from $73.5 million in the nine months ended September 30, 2016 to $80.9 million in the nine months ended September 30, 2017. This increase is primarily related to an increase in materials and labor costs due to the increase in production and sales as discussed above.

This increase in operating and maintenance expenses (including affiliates) was partially offset by:

Coal Royalty and Other

Operating and maintenance expenses (including affiliates) in our Coal Royalty and Other segment decreased $5.0 million, or 21% from $24.2 million in the nine months ended September 30, 2016 to $19.2 million in the nine months ended September 30, 2017. This decrease is primarily related to decreased property tax expense.

Depreciation, Depletion and Amortization ("DD&A") Expense

DD&A expense decreased $7.3 million, or 21%, from $34.5 million in nine months ended September 30, 2016 to $27.2 million in nine months ended September 30, 2017. This decrease is primarily driven by lower coal production in the Illinois Basin.

General and Administrative (including affiliates) ("G&A") Expense

Corporate and financing G&A expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs increased $0.6 million, or 5%, from $13.3 million in the nine months ended September 30, 2016 to $13.9 million in the nine months ended September 30, 2017. This increase is primarily due to additional LTIP expense as a result of performance-based awards that vested following the completion of the March 2017 recapitalization transactions. This increase in G&A expense was partially offset by decreased legal, consulting and advisory fees following the completion of the recapitalization transactions in March 2017.

Asset Impairments

Asset impairments decreased $5.9 million, or 77%, from $7.7 million in the nine months ended September 30, 2016 to $1.8 million in the nine months ended September 30, 2017. Asset impairments in the nine months ended September 30, 2016 included certain coal and hard mineral properties. There were fewer and less significant asset impairments in the nine months ended September 30, 2017.

Debt Modification Expense

Debt modification expense was $7.9 million for the nine months ended September 30, 2017 and related to costs incurred as a result of the exchange of $241 million of our 2018 Senior Notes for 2022 Senior Notes.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $4.1 million for the nine months ended September 30, 2017 and related to the 4.563% premium paid to redeem the 2018 Senior Notes in April 2017.

Income (Loss) from Discontinued Operations

Income from discontinued operations decreased $2.5 million, or 125%, from income of $2.0 million in the nine months ended September 30, 2016 to a loss of $0.5 million in the nine months ended September 30, 2017. The decrease is primarily a result of the sale of the our discontinued non-operated oil and gas working interest assets, for which we recognized the gain on sale of the asset in the three months ended September 30, 2016.

Adjusted EBITDA (Non-GAAP Financial Measure)

See "—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016" for an explanation of Adjusted EBITDA. The following table (in thousands) reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the nine months ended September 30, 2017 and 2016:

	Operating Segments
For the Nine Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Net income (loss) from continuing operations	$115,170	$27,676	$4,439	$(88,818)	$58,467
Less: equity earnings from unconsolidated investment	—	(27,676)	—	—	(27,676)
Less: fair value adjustments for warrant liabilities	—	—	—	—	—
Add: distributions from unconsolidated investment	—	36,750	—	—	36,750
Add: interest expense	—	—	632	62,966	63,598
Add: debt modification expense	—	—	—	7,939	7,939
Add: loss on extinguishment of debt	—	—	—	4,107	4,107
Add: warrant issuance expense	—	—	—	—	—
Add: depreciation, depletion and amortization	17,653	—	9,550	—	27,203
Add: asset impairments	1,778	—	—	—	1,778
Adjusted EBITDA	$134,601	$36,750	$14,621	$(13,806)	$172,166

September 30, 2016
Net income (loss) from continuing operations	$137,802	$30,742	$3,441	$(80,582)	$91,403
Less: equity earnings from unconsolidated investment	—	(30,742)	—	—	(30,742)
Add: distributions from unconsolidated investment	—	34,300	—	—	34,300
Add: interest expense	—	—	—	67,265	67,265
Add: depreciation, depletion and amortization	23,496	—	11,013	—	34,509
Add: asset impairments	7,681	—	—	—	7,681
Adjusted EBITDA	$168,979	$34,300	$14,454	$(13,317)	$204,416

Adjusted EBITDA decreased $32.2 million, or 16%, from $204.4 million in the nine months ended September 30, 2016 to $172.2 million in the nine months ended September 30, 2017 primarily as a result of the following:

•
Coal Royalty and Other segment Adjusted EBITDA decreased $34.4 million. While performance of the our coal related assets improved as described above, the prior year amount included $40.4 million of revenue resulting from one-time lease modifications and $23.7 million increased gains on asset sales.

•	Soda Ash segment Adjusted EBITDA increased $2.5 million as a result of increased cash distributions received in the nine months ended September 30, 2017.

•
Construction Aggregates segment Adjusted EBITDA was flat in the nine months ended September 30, 2017 compared to 2016. Increased production and sales volume, increased marine terminal activity and higher margins on road construction and asphalt paving projects were offset by increased production costs and repairs and maintenance expenses.

Distributable Cash Flow (Non-GAAP Financial Measure)

See "—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016" for an explanation of Distributable Cash Flow (DCF). The following table (in thousands) presents the three major categories of the statement of cash flows by business segment for the nine months ended September 30, 2017 and 2016:

	Operating Segments
For the Nine Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$120,588	$31,104	$11,677	$(81,975)	$81,394
Net cash provided by (used in) investing activities of continuing operations	3,570	5,646	(5,776)	—	3,440
Net cash provided by (used in) financing activities of continuing operations	517	—	(1,096)	(3,382)	(3,961)

September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$91,372	$34,300	$16,680	$(67,805)	$74,547
Net cash provided by (used in) investing activities of continuing operations	57,834	—	(4,324)	—	53,510
Net cash used in financing activities of continuing operations	—	(7,229)	(1,593)	(68,047)	(76,869)

The following table (in thousands) reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF for the nine months ended September 30, 2017 and 2016:

	Operating Segments
For the Nine Months Ended	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$120,588	$31,104	$11,677	$(81,975)	$81,394
Add: return of equity from unconsolidated investment	—	5,646	—	—	5,646
Add: proceeds from sale of PP&E	27	—	460	—	487
Add: proceeds from sale of mineral rights	932	—	—	—	932
Add: return on long-term contract receivables (including affiliate)	2,611	—	—	—	2,611
Less: maintenance capital expenditures	—	—	(5,310)	—	(5,310)
Distributable Cash Flow	$124,158	$36,750	$6,827	$(81,975)	$85,760

September 30, 2016
Net cash provided by (used in) operating activities of continuing operations	$91,372	$34,300	$16,680	$(67,805)	$74,547
Add: proceeds from sale of PP&E	1,084	—	102	—	1,186
Add: proceeds from sale of mineral rights	54,178	—	—	—	54,178
Add: proceeds from sale of assets included in discontinued operations	—	—	—	—	109,889
Add: return on long-term contract receivables—affiliate	2,577	—	—	—	2,577
Less: maintenance capital expenditures	(5)	—	(3,671)	—	(3,676)
Distributable Cash Flow	$149,206	$34,300	$13,111	$(67,805)	$238,701

DCF decreased $152.9 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease is due primarily to the following:

•	$109.9 million net cash proceeds from the sale of assets included in discontinued operations in the three months ended September 30, 2016.

•
Coal Royalty and Other segment: DCF decreased $25.0 million. However, cash flow from asset sales resulted in $54.3 million of additional DCF in the nine months ended September 30, 2016 as compared to 2017. Excluding the DCF impact of these asset sales, improved performance of segment assets resulted in $29.2 million increased DCF in the nine months ended September 30, 2017.

•
Construction Aggregates segment: While operating performance was flat as described in Adjusted EBITDA above, DCF decreased $6.3 million due to temporary timing differences of cash receipts and disbursements and increased maintenance capital expenditures.

•
Corporate and Financing: DCF decreased $14.2 million primarily as a result of a timing difference in the payment of its semi-annual interest payments after the recapitalization transactions in March 2017. In 2016, the Partnership paid interest on its 2018 Notes in October 2016, while the Partnership paid interest on its 2022 Notes in September 2017.

Liquidity and Capital Resources

Current Liquidity

As of September 30, 2017, we had a total of $121.2 million of cash and cash equivalents and $111.0 million in borrowing capacity under our Opco Credit Facility. During the nine months ended September 30, 2017, we reduced our debt by approximately $183.1 million by repaying $210.0 million of the Opco Credit Facility in full, redeeming $90.0 million of our 2018 Senior Notes, repaying $56.1 million of the Opco Private Placement Notes (as defined below) and eliminating the Opco utility local improvement obligation. These reductions of debt were partially offset by the issuance of $105.0 million of 2022 Notes (in addition to the $241 million of 2022 Notes issued in exchange for $241 million of 2018 Notes) and a $69.0 borrowing under the Opco Credit Facility. In addition, we redeemed the remaining $94.4 million outstanding 2018 Senior Notes in October 2017 using cash on hand and borrowings under the Opco Credit Facility.

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

Cash Flows

Cash flow provided by operating activities decreased $1.9 million, from $82.7 million in the nine months ended September 30, 2016 to $80.8 million in the nine months ended September 30, 2017. Cash flows from discontinued operations represent cash flow from operations of these assets prior to the sale date and resulted in a decrease of $8.8 million year-over-year. This decrease was partially offset by $6.9 million increased operating cash flow from continuing operations primarily from increased operational performance from our Coal Royalty and Other segment assets period-over-period.

Cash flow provided by investing activities decreased $156.7 million, from $160.3 million in the nine months ended September 30, 2016 to $3.6 million in the nine months ended September 30, 2017. Investing cash flows from discontinued operations decreased $106.6 million primarily as a result of the sale of our non-operated oil and gas working interest assets in 2016 for $109.9 million in net cash proceeds. Investing cash flows from continuing operations decreased $50.1 million primarily as a result of the proceeds received in 2016 from the sales of our oil and gas and aggregates royalty properties.

Cash flows used in financing activities decreased $198.8 million, from $202.4 million in the nine months ended September 30, 2016 to $3.6 million in the nine months ended September 30, 2017. This decrease in cash flow used is primarily due to the proceeds received from the issuance of convertible preferred units and warrants and 2022 Senior Notes. These proceeds were partially offset by additional debt repayments year-over-year and the fees paid related to the March 2017 recapitalization transactions.

Capital Resources and Obligations

Indebtedness

As of September 30, 2017 and December 31, 2016, we had the following indebtedness (in thousands):

	September 30, 2017	December 31, 2016
Current portion of long-term debt, net	$174,138	$140,037
Long-term debt, net	762,441	990,234
Total debt, net	$936,579	$1,130,271

We were and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see Note 12. Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Related Party Transactions

The information required set forth under Note 14. Related Party Transactions to the consolidated financial statements is incorporated herein by reference.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At September 30, 2017, we did not have any borrowings outstanding under the Opco Credit Facility.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the first nine months of 2017 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.

For more information regarding certain other legal proceedings involving the Partnership, including the lawsuits involving Anadarko and Foresight, see Note 15. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

3.4	Certificate of Limited Partnership of Natural Resource Partners L.P.(incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
10.1*	Employment Agreement dated August 16, 2017, between Quintana Minerals Corporation and Wyatt L. Hogan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
95.1*	Mine Safety Disclosure.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 8, 2017
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 8, 2017
	By:	/s/ JENNIFER L. ODINET
Jennifer L. Odinet
Chief Accounting Officer
(Principal Accounting Officer)