Form 10-Q
period 2018-03-31
NATURAL RESOURCE PARTNERS LP
filed 2018-05-09
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 1, 2018 there were 12,245,920 Common Units outstanding.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except unit data)	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$21,152	$29,827
Accounts receivable, net	55,651	47,026
Accounts receivable—affiliates	94	161
Inventory	8,071	7,553
Prepaid expenses and other	3,088	5,838
Current assets of discontinued operations	991	991
Total current assets	89,047	91,396
Land	24,809	25,247
Plant and equipment, net	47,237	46,170
Mineral rights, net	878,845	883,885
Intangible assets, net	48,769	49,554
Equity in unconsolidated investment	241,679	245,433
Long-term contracts receivable	40,331	40,776
Other assets	6,489	6,547
Other assets—affiliate	—	156
Total assets	$1,377,206	$1,389,164
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$5,911	$6,957
Accounts payable—affiliates	2,093	562
Accrued liabilities	11,409	16,890
Accrued liabilities—affiliates	—	515
Accrued interest	5,706	15,484
Current portion of deferred revenue	1,554	—
Current portion of long-term debt, net	79,723	79,740
Current liabilities of discontinued operations	3	401
Total current liabilities	106,399	120,549
Deferred revenue	14,622	100,605
Long-term debt, net	724,854	729,608
Other non-current liabilities	2,492	2,808
Other non-current liabilities—affiliate	—	346
Total liabilities	848,367	953,916
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (250,000 and 258,844 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively, at $1,000 par value per unit; liquidation preference of $1,500 per unit)	164,587	173,431
Partners’ capital
Common unitholders’ interest (12,245,920 and 12,232,006 units issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	301,344	199,851
General partner’s interest	3,924	1,857
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(4,438)	(3,313)
Total partners’ capital	367,646	265,211
Non-controlling interest	(3,394)	(3,394)
Total capital	364,252	261,817
Total liabilities and capital	$1,377,206	$1,389,164
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per unit data)	2018	2017
Revenues and other income
Coal royalty and other	$45,973	$34,994
Coal royalty and other—affiliates	237	11,505
Transportation and processing services	5,383	—
Transportation and processing services—affiliate	—	4,639
Construction aggregates	26,424	25,483
Road construction and asphalt paving services	728	1,738
Equity in earnings of Ciner Wyoming	9,621	10,294
Gain on asset sales, net	660	44
Total revenues and other income	$89,026	$88,697

Operating expenses
Operating and maintenance expenses	$29,968	$29,628
Operating and maintenance expenses—affiliates	2,465	2,555
Depreciation, depletion and amortization	7,957	9,724
Amortization expense—affiliate	—	768
General and administrative	3,405	6,078
General and administrative—affiliates	931	1,124
Asset impairments	242	1,778
Total operating expenses	$44,968	$51,655

Income from operations	$44,058	$37,042

Other income (expense)
Interest expense	$(18,006)	$(23,141)
Debt modification expense	—	(7,807)
Interest income	36	17
Other expense, net	$(17,970)	$(30,931)

Net income from continuing operations	$26,088	$6,111
Loss from discontinued operations	(14)	(207)
Net income	$26,074	$5,904
Less: income attributable to preferred unitholders	(7,500)	(2,500)
Net income attributable to common unitholders and general partner	$18,574	$3,404

Net income attributable to common unitholders	$18,203	$3,404
Net income attributable to the general partner	371	—

Income from continuing operations per common unit (see Note 5)
Basic	$1.49	$0.30
Diluted	1.16	0.30

Net income per common unit (see Note 5)
Basic	$1.49	$0.28
Diluted	1.15	0.28

Net income	$26,074	$5,904
Add: comprehensive loss from unconsolidated investment and other	(1,125)	(1,132)
Comprehensive income	$24,949	$4,772

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard (See Note 2)	—	88,448	1,805	—	—	90,253	—	90,253
Net income (1)	—	25,553	521	—	—	26,074	—	26,074
Distributions to common unitholders and general partner	—	(5,505)	(112)	—	—	(5,617)	—	(5,617)
Distributions to preferred unitholders	—	(7,610)	(155)	—	—	(7,765)	—	(7,765)
Issuance of unit-based awards	14	410	—	—	—	410	—	410
Unit-based awards amortization and vesting	—	197	—	—	—	197	—	197
Comprehensive loss from unconsolidated investment and other	—	—	8	—	(1,125)	(1,117)	—	(1,117)
Balance at March 31, 2018	12,246	$301,344	$3,924	$66,816	$(4,438)	$367,646	$(3,394)	$364,252

(1)
Net income includes $7.5 million attributable to Preferred Unitholders that accumulated during the period, of which $7.4 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$26,074	$5,904
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	7,957	9,724
Amortization expense—affiliate	—	768
Distributions from unconsolidated investment	10,153	12,250
Equity earnings from unconsolidated investment	(9,621)	(10,294)
Gain on asset sales, net	(660)	(44)
Debt modification expense	—	7,807
Loss from discontinued operations	14	207
Asset impairments	242	1,778
Unit-based compensation expense	792	257
Amortization of debt issuance costs and other	771	973
Other, net—affiliates	(190)	135
Change in operating assets and liabilities:
Accounts receivable	(5,189)	(1,267)
Accounts receivable—affiliates	67	(196)
Accounts payable	(845)	986
Accounts payable—affiliates	1,531	256
Accrued liabilities	(5,169)	(7,948)
Accrued liabilities—affiliates	(515)	—
Accrued interest	(9,777)	(271)
Deferred revenue	2,346	1,077
Deferred revenue—affiliates	—	(2,897)
Other items, net	2,230	1,284
Net cash provided by operating activities of continuing operations	$20,211	$20,489
Net cash used in operating activities of discontinued operations	(412)	(284)
Net cash provided by operating activities	$19,799	$20,205

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$2,097	$—
Proceeds from sale of assets	687	(387)
Return of long-term contract receivable	487	—
Return of long-term contract receivable—affiliate	—	414
Acquisition of plant and equipment and other	(3,444)	(2,095)
Net cash used in investing activities of continuing operations	$(173)	$(2,068)
Net cash provided by investing activities of discontinued operations	—	29
Net cash used in investing activities	$(173)	$(2,039)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from financing activities
Proceeds from issuance of preferred units and warrants, net	$—	$242,100
Proceeds from issuance of 2022 Senior Notes, net	—	103,688
Borrowings on credit facility	35,000	—
Repayments of loans	(40,800)	(251,010)
Redemption of preferred units paid in kind	(8,844)	—
Distributions to common unitholders and general partner	(5,617)	(5,615)
Distributions to preferred unitholders	(7,765)	—
Contributions to discontinued operations	(412)	(255)
Debt issue costs and other	(275)	(34,755)
Net cash provided by (used in) financing activities of continuing operations	$(28,713)	$54,153
Net cash provided by financing activities of discontinued operations	412	255
Net cash provided by (used in) financing activities	$(28,301)	$54,408

Net increase (decrease) in cash and cash equivalents	$(8,675)	$72,574
Cash and cash equivalents at beginning of period	29,827	40,371
Cash and cash equivalents at end of period	$21,152	$112,945

Supplemental cash flow information:
Cash paid during the period for interest from continuing operations	$26,023	$19,851
Non-cash investing and financing activities:
Issuance of 2022 Senior Notes in exchange for 2018 Senior Notes	$—	$240,638

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

Nature of Business

Natural Resource Partners L.P. (the "Partnership") engages principally in the business of owning, operating, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal, natural soda ash from trona, construction aggregates and other natural resources. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.

Principles of Consolidation and Reporting

The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all necessary adjustments to fairly present the Partnership's results of operations, financial position and cash flows for the periods presented have been made and all such adjustments were of a normal and recurring nature. Certain reclassifications have been made to prior period amounts on the Statements of Comprehensive Income and Statements of Cash Flows to conform with current period presentation. These reclassifications had no impact on previously reported net income or cash flows from operating, investing or financing activities.

Recently Adopted Accounting Standards

Revenue Recognition. On January 1, 2018, NRP adopted accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (the “new revenue standard” and "ASC 606") to all open contracts using the modified retrospective method. The adoption of the new revenue standard impacted royalty revenue from NRP's coal and aggregates royalty leases as further described below. NRP recognized the cumulative effect of adoption as an adjustment to the opening balance of partners' capital on January 1, 2018. Prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new revenue standard had no impact on revenues from NRP's Construction Aggregates or Soda Ash operating segments.

A majority of NRP’s coal and aggregates royalty revenue continues to be recognized over the lease term based on production. For coal and aggregates royalty leases for which NRP expects consideration from minimum payments to be greater than consideration from production over the lease term, royalty revenue is now recognized straight-line over the lease term based on the minimum payment consideration amount, opposed to when the recoupment period for that minimum payment expired under the previous guidance.

The cumulative effects of the changes made to our Consolidated Balance Sheet at January 1, 2018 for the adoption of the new revenue standard were as follows:

(In thousands)	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018
Assets
Accounts receivable, net	$47,026	$3,479	$50,505

Liabilities
Current portion of deferred revenue	$—	$1,973	$1,973
Deferred revenue	100,605	(88,747)	11,858

Partners’ capital
Common unitholders’ interest	$199,851	$88,448	$288,299
General partner’s interest	1,857	1,805	3,662
Total partners’ capital	265,211	90,253	355,464

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The impact of adoption of the new revenue standard on NRP’s Consolidated Statement of Comprehensive Income and Consolidated Balance Sheet was as follows:

	For the Three Months ended March 31, 2018
(In thousands)	As Reported	Amounts without Adoption of ASC 606	Effect of Change
Coal royalty and other revenues	$45,973	$47,671	$(1,698)
Net income from continuing operations	26,088	27,786	(1,698)
Net income	26,074	27,772	(1,698)
Net income per common unit (basic)	1.49	1.63	(0.14)
Net income per common unit (diluted)	1.15	1.23	(0.08)

	As of March 31, 2018
(In thousands)	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$55,651	$48,556	$7,095
Total assets	1,377,206	1,370,111	7,095

Liabilities and capital
Current portion of deferred revenue	$1,554	$—	$1,554
Deferred revenue	14,622	97,636	(83,014)
Total liabilities	848,367	929,827	(81,460)
Common unitholders’ interest	301,344	214,560	86,784
General partner’s interest	3,924	2,153	1,771
Total partners’ capital	367,646	279,091	88,555
Total liabilities and capital	1,377,206	1,370,111	7,095

Recently Issued Accounting Standards

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires a lessee to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. This standard does not apply to leases that explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018. The Partnership is currently evaluating the impact of the provisions of this guidance on its consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenue Recognition

Coal Royalty and Other Segment

The following table represents the Partnership's Coal Royalty and Other segment revenues (including affiliates) from contracts with customers by major source:

Three Months Ended March 31, 2018
(In thousands)
Coal royalty revenue	$28,691
Production lease minimum revenue	425
Minimum lease straight-line revenue	6,760
Wheelage revenue	1,974
Coal overriding royalty revenue	2,872
Aggregates royalty revenue	1,091
Oil and gas royalty revenue	2,898
Property tax revenue	1,182
Other revenue	317
Coal royalty and other revenues (including affiliates)	$46,210
Transportation and processing services revenue (1)	2,989
Gain on asset sales, net	651
Total coal royalty and other revenues and other income (including affiliates) from contracts with customers	$49,850

(1)
Total transportation and processing services revenue on the Partnership's Consolidated Statement of Comprehensive Income was $5.4 million for the three months ended March 31, 2018. The $3.0 million represented above relates to contracts with customers where NRP is responsible for operating and maintaining certain rail load out transportation assets. The remaining $2.4 million revenue relates to other NRP-owned infrastructure leased to and operated by third party operators accounted for under ASC 840, Leases.

Discussion of the Partnership's Coal Royalty and Other segment revenues are as follows:

Royalty-based leases. Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with many lesses having the option to extend the lease for additional terms. For these types of leases, the lessees generally make payments to NRP based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they mine or sell. Most of NRP’s coal and aggregates royalty leases require the lessee to pay annual or quarterly minimum amounts, which are generally recoupable out of actual production over certain time periods that generally range from three to five years. Minimum payments are either made in advance or in arrears.

Historically, NRP recognized all coal and aggregates royalty revenue over the lease term based on coal or aggregates production. The recognition of revenue from minimum payments was deferred until either recoupment occurred or the recoupment period expired.

Under the new revenue recognition standard, management has defined NRP's coal and aggregates royalty lease performance obligation as providing the lessee the right to mine and sell NRP's coal or aggregates over the lease term. The Partnership then evaluated the likelihood that consideration NRP received from its coal and aggregates lessees resulting from production would exceed consideration received from minimum payments over the lease term.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

As a result of this evaluation, revenue recognition from the Partnership's royalty-based leases is now based on either production or minimum payments as follows:

•
Production Leases: Leases for which the Partnership expects that consideration from production will be greater than consideration from minimums over the lease term. Revenue recognition for these leases is recognized as Coal royalty revenue or Aggregates royalty revenue, as applicable, over time based on production. Deferred revenue is recognized as royalty revenue either when recoupment occurs or as Production lease minimum revenue when the recoupment period expires or when NRP determines that recoupment is remote. Each reporting period, NRP will evaluate the likelihood of recoupment and recognize deferred revenue if it concludes that recoupment is remote.

•
Minimum Leases: Leases for which the Partnership expects that consideration from minimums will be greater than consideration from production over the lease term. Revenue recognition for these leases is recognized straight-line over the lease term based on the minimum payment consideration amount and is recognized in Minimum lease straight-line revenue.

Additionally, minimum payments due are recognized in Accounts receivable, net, with an offset to deferred revenue, and minimum payments received are recorded as deferred revenue on NRP 's Consolidated Balance Sheets.

The Partnership also has overriding royalty revenue interests in certain oil and gas wells and coal reserves. Revenue from these interests is recognized over time based on when the respective commodities are sold.

Wheelage. Revenue related to fees collected to transport foreign coal across property owned by the Partnership that is recognized over time per ton of coal transported.

Other revenue. Other revenue consists primarily of rental payments and surface damage fees related to certain land the Partnership owns that is recognized as revenue straight-line over time as they are earned and property tax revenues, which are recognized on a gross basis as earned over time.

Transportation and processing services revenue. The Partnership owns transportation and processing infrastructure that is leased to third parties and collects throughput fees for which it recognizes revenue over time based on the coal tons transported over the beltlines or processed through the facilities.

Contract modifications

Contract modifications that impact the overall economics of the lease's potential future cash flows are evaluated in accordance with ASC 606. A majority of our contract modifications pertain to our coal and aggregates royalty contracts and include, but are not limited to, extending the lease term, changes to royalty rates, floor prices or minimum payments, assignment of the contract or termination due to the exhaustion of merchantable and mineable reserves. In accordance with the contract modification guidance in paragraphs 606-10-25-12 and 25-13, revenues from contracts that were modified before January 1, 2018 were not retrospectively restated for those modifications and instead reflected the aggregate effect of those modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligation. During the three months ended March 31, 2018, there was no material impact to revenues recognized resulting from contract modifications occurring during the period.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Contract Assets and Liabilities

The following table details the Partnership's Coal Royalty and Other segment receivables from contracts with customers and contract liabilities:

	March 31,	January 1,
(In thousands)	2018	2018
Receivables
Total accounts receivable, net (including affiliates)	$32,225	$24,047
Prepaid expenses and other (1)	458	2,830

Contract liabilities
Current portion of deferred revenue	$1,554	$1,973
Deferred revenue	14,622	11,858

1)	Prepaid expenses and other include notes receivable from contracts with customers.

The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

(In thousands)	Three Months Ended March 31, 2018
Balance at December 31, 2017	$100,605
Cumulative adjustment for change in accounting principle recognized in partners' capital	(86,774)
Balance at January 1, 2018 (current and non-current)	$13,831
Production Leases - Revenue Impact
Production lease minimum revenue	(372)
Recoupments recognized in Coal and aggregates royalty revenue	(2,265)
Minimum Leases - Revenue Impact
Minimum lease amortization recognized in Minimum lease straight-line revenue	(953)
Cash received for minimum payments	5,935
Balance at March 31, 2018 (current and non-current)	$16,176

Remaining Performance Obligations

The Partnership's non-cancelable annual minimum payments due under terms of its coal and aggregates royalty leases by lease term are as follows:

	Weighted Average Remaining Years as of March 31, 2018	Annual Minimum Payments (In thousands)
Lease Term (1)
1 - 5 years	0.3	$6,762
6 - 10 years	1.6	15,761
10+ years	8.9	41,009
Total	10.8	$63,532

1)
The Partnership applied the practical expedient for disclosing remaining performance obligations for contracts with an expected duration of one year or less, and have excluded those contracts from this disclosure.

In addition, the Partnership's non-cancelable annual minimum payments due under terms of its coal and aggregates overriding royalty agreements include a $1.8 million annual minimum that expires in 2023 and a $1.0 million minimum that expires upon exhaustion of the mineable and recoverable coal reserves, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Soda Ash Segment

NRP owns a non-controlling 49% interest in Ciner Wyoming LLC, ("Ciner Wyoming"), a trona ore mining operation that produces natural soda ash. NRP accounts for its investing in Ciner Wyoming using the equity method of accounting. The Partnership accounts for its investment in Ciner Wyoming using the equity method of accounting. Revenues and other income related to our equity investment in Ciner Wyoming were $9.6 million during the three months ended March 31, 2018.

Construction Aggregates Segment

The following table represents the Partnership's Construction Aggregates segment revenues from contracts with customers by major source:

(In thousands)	Three Months Ended March 31, 2018
Crushed stone, sand and gravel	$13,739
Delivery and fuel income	10,083
Other revenues	2,602
Total construction aggregates revenues	$26,424
Road construction and asphalt paving services	728
Gain on asset sales, net	9
Total construction aggregates segment revenues and other income	$27,161

The majority of the Construction Aggregates segment revenues is recognized at a point in time. Additional discussion of the Partnership's major sources of Construction Aggregates segment revenue are as follows:

Crushed stone, sand and gravel and other. Revenue from the sale of crushed stone, sand, gravel and asphalt is recognized based on a fixed price when title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured (typically occurs when products are picked up or delivered to the customer). Other revenues consist of brokered stone sales and barge and service revenues. Brokered stone sales include aggregates purchases from third party quarries, which are then sold and transported to customers and recorded as revenue at the time of delivery. The purchase price of the aggregates from the third party quarries are recorded as expenses. Barge and service revenues relate to loading and unloading services at marine terminals and are recorded as revenue at the time the service is performed.

Delivery and fuel income. Revenue related to pass through transportation and fuel costs the Partnership incurs and pays for delivery of its products to customers. The related costs are recognized when incurred and are included in Operating and maintenance expenses on the Consolidated Statements of Comprehensive Income.

Road construction and asphalt paving services revenue. Revenue related to construction contracts are recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract. The majority of the Partnership's construction contracts have an original expected duration of one year or less. As such, the Partnership has elected to apply the practical expedient for disclosing remaining performance obligations for contracts with an original expected duration of one year or less.

The Partnership had $19.4 million and $23.0 million in receivables from Construction Aggregates segment related contracts with customers including in Accounts receivable, net on its Consolidated Balance Sheets at of March 31, 2018 and January 1, 2018, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Class A Convertible Preferred Units

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

During the three months ended March 31, 2018, the Partnership redeemed all of the outstanding PIK Units, which resulted in an $8.8 million cash payment during the period.

Activity related to the Preferred Units is as follows from December 31, 2017 to March 31, 2018:

(In thousands, except unit data)	Units Outstanding	Financial Position
Balance at December 31, 2017	258,844	$173,431
Redemption of PIK units	(8,844)	(8,844)
Balance at March 31, 2018	250,000	$164,587

4.    Common and Preferred Unit Distributions

The Partnership makes cash distributions to common unitholders on a quarterly basis, subject to approval by the Board of Directors. The Partnership also makes distributions to the preferred unitholders at a rate of 12% per year, up to one half of which NRP may pay in additional Preferred Units (such additional Preferred Units, the "PIK Units"), subject to approval by the Board of Directors. NRP recognizes both Common and Preferred Unit distributions on the date the distribution is declared.

Common Unit Distributions

Distributions made on the common units and the general partner's general partner interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions. The following table shows the distributions declared and paid to common unitholders during the three months ended March 31, 2018 and 2017:

			Total Distributions (in thousands)
Date Paid	Period Covered by Distribution	Distribution per Common Unit	Common Units	GP Interest	Total
2018
February 14, 2018	October 1 - December 31, 2017	$0.45	$5,505	$112	$5,617

2017
February 14, 2017	October 1 - December 31, 2016	$0.45	$5,503	$112	$5,615

Preferred Unit Distributions

The following table shows the distributions declared and paid to Preferred Unitholders during the three months ended March 31, 2018:

Date Paid	Period Covered by Distribution	Distribution per Preferred Unit	Cash Distributions	Total Distribution Declared
February 7, 2018	October 1 - December 31, 2017	$30.00	$7,765	$7,765

Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. During the three months ended March 31, 2018, NRP reduced net income attributable to common unitholders

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

and the general partner by $7.5 million as a result of accumulated Preferred Unit distributions to be paid during the three months ended June 30, 2018.

5.    Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering income attributable to preferred unitholders and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's Preferred Units and Warrants, if the inclusion of these items is dilutive.

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

The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the Warrants for the three months ended March 31, 2018 and 2017 did not include the net settlement of Warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table reconciles the numerators and denominators of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	Three Months Ended March 31,
(In thousands, except per unit data)	2018	2017
Allocation of net income:
Net income from continuing operations	$26,088	$6,111
Less: income attributable to preferred unitholders	7,500	2,500
Less: net income from continuing operations and income attributable to preferred unitholders allocated to the general partner	371	4
Net income from continuing operations attributable to common unitholders	$18,217	$3,607

Net loss from discontinued operations	$(14)	$(207)
Less: net loss from discontinued operations attributable to the general partner	—	(4)
Net loss from discontinued operations attributable to common unitholders	$(14)	$(203)

Net income	$26,074	$5,904
Less: income attributable to preferred unitholders	7,500	2,500
Less: net income and income attributable to preferred unitholders allocated to the general partner	371	—
Net income attributable to common unitholders	$18,203	$3,404

Basic income (loss) per common unit:
Weighted average common units—basic	12,238	12,232
Basic net income from continuing operations per common unit	$1.49	$0.30
Basic net loss from discontinued operations per common unit	—	(0.02)
Basic net income per common unit	$1.49	$0.28

Diluted income (loss) per common unit:
Weighted average common units—basic	12,238	12,232
Plus: dilutive effect of Warrants	424	322
Plus: dilutive effect of Preferred Units	9,463	2,391
Weighted average common units—diluted	22,125	14,945

Net income from continuing operations	$26,088	$6,111
Less: net income from continuing operations allocated to the general partner	521	53
Diluted net income from continuing operations attributable to common unitholders	$25,567	$6,058

Diluted net loss from discontinued operations attributable to common unitholders	$(14)	$(203)

Net income	$26,074	$5,904
Less: net income allocated to the general partner	521	49
Diluted net income attributable to common unitholders	$25,553	$5,855

Diluted net income from continuing operations per common unit	$1.16	$0.30
Diluted net loss from discontinued operations per common unit	—	(0.02)
Diluted net income per common unit	$1.15	$0.28

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Segment Information

The Partnership's operating segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. that are managed accordingly. NRP has the following three operating segments:

Coal Royalty and Other—consists primarily of coal royalty and coal-related transportation and processing assets. Other assets include aggregates royalty, industrial mineral royalty, oil and gas royalty and timber. The Partnership's coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. The Partnership's aggregates and industrial minerals properties are located in a number of states across the United States. The Partnership's oil and gas royalty assets are primarily located in Louisiana and Pennsylvania.

Soda Ash—consists of the Partnership's 49% non-controlling equity interest in a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. Ciner Resources LP, the Partnership's operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally to the glass and chemicals industries. The Partnership receives regular quarterly distributions from this business.

Construction Aggregates—consists of the Partnership's construction aggregates materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. Construction Aggregates operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

Direct segment costs and certain other costs incurred at the corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments accordingly. These allocated costs generally include: taxes, legal, information technology and shared facilities services and are included in Operating and maintenance expenses and Operating and maintenance expenses—affiliates on the Consolidated Statements of Comprehensive Income. Intersegment sales are at prices that approximate market.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury and accounting and other corporate-level activity not specifically allocated to a segment and are included in General and administrative expenses and General and administrative expenses—affiliates on the Consolidated Statements of Comprehensive Income.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's operating segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
Three Months Ended March 31, 2018
Revenues (including affiliates)	$51,593	$9,621	$27,152	$—	$88,366
Intersegment revenues (expenses)	41	—	(41)	—	—
Gain on asset sales, net	651	—	9	—	660
Operating and maintenance expenses (including affiliates)	6,215	—	26,218	—	32,433
General and administrative (including affiliates)	—	—	—	4,336	4,336
Depreciation, depletion and amortization	5,100	—	2,857	—	7,957
Asset impairment	242	—	—	—	242
Other expense, net	—	—	20	17,950	17,970
Net income (loss) from continuing operations	40,728	9,621	(1,975)	(22,286)	26,088
Loss from discontinued operations	—	—	—	—	(14)

Three Months Ended March 31, 2017
Revenues (including affiliates)	$51,138	$10,294	$27,221	$—	$88,653
Intersegment revenues (expenses)	62	—	(62)	—	—
Gain on asset sales, net	29	—	15	—	44
Operating and maintenance expenses (including affiliates)	7,384	—	24,799	—	32,183
General and administrative (including affiliates)	—	—	—	7,202	7,202
Depreciation, depletion and amortization (including affiliates)	6,973	—	3,519	—	10,492
Asset impairment	1,778	—	—	—	1,778
Other expense, net	—	—	395	30,536	30,931
Net income (loss) from continuing operations	35,094	10,294	(1,539)	(37,738)	6,111
Loss from discontinued operations	—	—	—	—	(207)

As of March 31, 2018
Total assets of continuing operations	$943,334	$241,679	$186,346	$4,856	$1,376,215
Total assets of discontinued operations	—	—	—	—	991

As of December 31, 2017
Total assets of continuing operations	$945,237	$245,433	$191,374	$6,129	$1,388,173
Total assets of discontinued operations	—	—	—	—	991

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance at beginning of period	$245,433	$255,901
Income allocation to NRP’s equity interests	10,832	11,480
Amortization of basis difference	(1,211)	(1,186)
Comprehensive loss from unconsolidated investment	(1,125)	(1,142)
Distribution	(12,250)	(12,250)
Balance at end of period	$241,679	$252,803

The following table represents summarized financial information for Ciner Wyoming as derived from the respective unaudited financial statements for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(In thousands)	2018	2017
Sales	$121,219	$126,572
Gross profit	28,222	28,697
Net Income	22,107	23,428

8.    Plant and Equipment

The Partnership’s plant and equipment consist of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Plant and equipment	$87,197	$84,173
Construction in process	1,169	803
Less accumulated depreciation	(41,129)	(38,806)
Total plant and equipment, net	$47,237	$46,170

Depreciation expense related to the Partnership's plant and equipment totaled $2.4 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively, and is included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income.

9.    Mineral Rights

The Partnership’s mineral rights consist of the following:

	March 31, 2018
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,169,861	$(440,599)	$729,262
Aggregates properties	150,642	(17,754)	132,888
Oil and gas royalty properties	12,395	(7,375)	5,020
Other	13,163	(1,488)	11,675
Total	$1,346,061	$(467,216)	$878,845

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	December 31, 2017
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,104	$(436,964)	$733,140
Aggregates properties	150,642	(16,836)	133,806
Oil and gas royalty properties	12,395	(7,158)	5,237
Other	13,168	(1,466)	11,702
Total	$1,346,309	$(462,424)	$883,885

Depletion expense related to the Partnership’s mineral rights totaled $4.8 million and $6.6 million for the three months ended March 31, 2018 and 2017, respectively, and is included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income.

In April 2018, Foresight Energy LP ("Foresight Energy") made a filing with the SEC indicating its intent to permanently close the Deer Run mine operated by its subsidiary Hillsboro Energy LLC ("Hillsboro") if the coal mining lease is terminated by the Court in connection with the ongoing litigation relating thereto. Refer to Note 15. Commitments and Contingencies—Legal —Foresight Energy Disputes for more information on this litigation. In addition, Foresight Energy stated its intent to impair certain long-lived assets in the second quarter of 2018, including mineral reserves, buildings and structures, machinery and equipment, and other related assets that are not expected to generate future positive cash flows at the Deer Run mine.

The Partnership has evaluated the impact of this announcement by Foresight Energy on its estimate of future cash flows from its Hillsboro property. To the extent the Partnership is unable to generate sufficient cash flow, the carrying value of the Partnership's reserves could be impaired. However, NRP believes there is no basis for termination of the lease, and the lease will remain in full force and effect unless the Court allows Hillsboro to bring its counterclaim and ultimately declares the lease terminated. Further, NRP believes that the approximately 179 million tons of estimated coal reserves at the Deer Run mine have substantial economic value. As a result, the Partnership has concluded there is no impairment of the $235 million net book value as of March 31, 2018 of the Partnership's reserves at the Deer Run mine. NRP will continue to assess the expected cash flow from this property in future periods.

10.    Intangible Assets

The Partnership's intangible assets primarily consist of above-market coal transportation contracts with subsidiaries of Foresight Energy in which the Partnership receives throughput fees for the handling and transportation of coal. The Partnership's intangible assets also include permits, aggregates-related trade names and other agreements. The Partnership's intangible assets included on its Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Intangible assets	$86,336	$86,336
Less: accumulated amortization	(37,567)	(36,782)
Total intangible assets, net	$48,769	$49,554

As of May 9, 2017, Foresight Energy is no longer deemed to be an affiliate of the Partnership. Refer to Note 13. Related Party Transactions for additional details. Amortization expense included in Depreciation, depletion and amortization on the Consolidated Statements of Comprehensive Income was $0.8 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense included in amortization expense—affiliates on the Partnership's Consolidated Statements of Comprehensive Income was $0.8 million for the three months ended March 31, 2017.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Debt

The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2018	2017
NRP LP debt:
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75%	$345,638	$345,638
Opco debt:
Revolving credit facility	95,000	60,000
Senior notes
4.91% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	4,586	4,586
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	21,334	42,670
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	22,946	22,946
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	16,115	16,115
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	44,693	44,693
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	89,589	104,520
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	27,200	31,733
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	120,547	120,547
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	34,396	34,396
Total debt at face value	$822,044	$827,844
Net unamortized debt discount	(1,562)	(1,661)
Net unamortized debt issuance costs	(15,905)	(16,835)
Total debt, net	$804,577	$809,348
Less: current portion of long-term debt	79,723	79,740
Total long-term debt, net	$724,854	$729,608

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP LP Debt

2022 Senior Notes

As of March 31, 2018 and December 31, 2017, NRP and NRP Finance were in compliance with the terms of their debt agreements.

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of March 31, 2018 and December 31, 2017, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

Opco’s Third Amended and Restated Credit Agreement, as amended (the "Opco Credit Facility"), matures on April 30, 2020. As of March 31, 2018, Opco had $95.0 million of indebtedness outstanding and $55.0 million in available borrowing capacity under the Opco Credit Facility. The commitments under the Opco Credit Facility will be reduced from $150 million to $100 million at December 31, 2018 and remaining at $100 million through maturity in April 2020.

The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for three months ended March 31, 2018 and 2017 were 5.91% and 5.22%, respectively. Debt issue cost related to the Opco credit facility were $3.9 million and $4.6 million at March 31, 2018 and December 31, 2017, respectively, and have been capitalized and included in Other assets on the Partnership's Consolidated Balance Sheets.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $646.3 million and $649.7 million classified as Land, Plant and equipment and Mineral rights on the Partnership’s Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, respectively.

Opco Senior Notes

As of March 31, 2018 and December 31, 2017, the private placement senior notes ("Opco Senior Notes") had cumulative principal balances of $381.4 million and $422.2 million, respectively. Opco made mandatory principal payments of $40.8 million during both the three months ended March 31, 2018 and 2017.

The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through March 31, 2018.

12.    Fair Value Measurements

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, contracts receivable, accounts payable, debt, Preferred Units and warrants. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2018 or 2017.

The Partnership uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Partnership would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Partnership's default or repayment risk.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable:

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2022 Senior Notes (1)	$331,309	$371,561	$330,404	$366,376
Opco Senior Notes (2)	378,268	410,011	418,944	447,538
Opco Revolving Credit Facility (3)	95,000	95,000	60,000	60,000

Assets:
Contracts receivable, current and long-term (4)	$43,312	$30,332	$43,826	$30,517

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

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

NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly, and changes in their fair value would be recorded in other income (expense) in the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of March 31, 2018 and December 31, 2017.

13.    Related Party Transactions

Cline Affiliates and Foresight Energy L.P.

Mr. Chris Cline, both individually and through another affiliate, Adena Minerals, LLC ("Adena"), owned a 31% interest in NRP (GP) LP, NRP's general partner ("NRP GP"), through May 9, 2017. On May 9, 2017, Adena sold its 31% limited partner interest in NRP GP to Great Northern Properties Limited Partnership (“GNPLP”) and Western Pocahontas Properties Limited Partnership ("WPPLP") (the “Adena Sale”). GNPLP and WPPLP are companies controlled by Corbin J. Robertson, the Chairman and Chief Executive Officer of GP Natural Resource Partners LLC (the general partner of NRP GP) (“GP LLC”). Upon closing of this transaction, NRP no longer considers the various companies affiliated with Chris Cline, including Foresight Energy LP ("Foresight Energy") to be affiliates of NRP. As a result, all transactions (including revenues, expenses and cash flows) after May 9, 2017 with the various companies affiliated with Chris Cline, including Foresight Energy, are considered to be third party transactions.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Coal Royalty and Other revenues

Various subsidiaries of Foresight Energy lease coal reserves from the Partnership. In addition, NRP owns a contractual overriding royalty interest at Foresight Energy's Sugar Camp mine which provides for payments based upon production from specific tons at Foresight Energy's Sugar Camp operations on certain reserves owned by another affiliate of Chris Cline. This overriding royalty is accounted for as a financing arrangement. Revenues related to these transactions are included in the Partnership's Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Coal royalty and other revenue	$7,048	$—
Coal royalty and other—affiliates revenue	—	11,152

Transportation and Processing Services Revenues and Expenses

The Partnership owns transportation and processing infrastructure related to certain of our coal properties, including loadout and other transportation assets at Foresight Energy's Williamson and Macoupin mines in the Illinois Basin. In addition, NRP owns rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight Energy LP. While the Partnership owns coal reserves at the Williamson and Macoupin mines, it does do not own coal reserves at the Sugar Camp mine. This infrastructure is leased to third parties and NRP collects throughput fees, which are included in the Partnership's Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Transportation and processing services	$5,383	$—
Transportation and processing services—affiliate	—	4,639

NRP is responsible for operating and maintaining the rail load out transportation assets at the Williamson mine and subcontracts the operating responsibilities to a subsidiary of Foresight Energy. Expenses related to these transactions with Foresight Energy are included in the Partnership's Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating and maintenance expense	$401	$—
Operating and maintenance expense—affiliates	—	335
Total	$401	$335

NRP's Sugar Camp rail load out lease with a subsidiary of Foresight Energy is accounted for as a direct financing lease. The following table shows certain amounts related to NRP's Sugar Camp rail load out facility direct financing lease:

	March 31,	December 31,
(In thousands)	2018	2017
Projected remaining payments	$70,225	$71,452
Unearned income	27,526	28,366

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Reimbursements to Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of NRP. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and WPPLP, affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. These QMC and WPPLP employee management service costs are presented as Operating and maintenance expenses—affiliates and General and administrative—affiliates on the Partnership's Consolidated Statements of Comprehensive Income. NRP also reimburses overhead costs incurred by its affiliates to manage the Partnership's business. These overhead costs include certain rent, legal, accounting, treasury, information technology, insurance, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s general partner and its affiliates and are presented as Operating and maintenance expenses—affiliates and General and administrative—affiliates on the Partnership's Consolidated Statements of Comprehensive Income.

The Partnership had Accounts payable—affiliates on its Consolidated Balance Sheets to QMC of $1.1 million and WPPLP of $1.0 million as of March 31, 2018 and to QMC of $0.4 million and WPPLP of $0.1 million as of December 31, 2017.

Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included in the Partnership's Consolidated Statement of Comprehensive Income as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017
Operating and maintenance expenses—affiliates	$1,907	$2,135
General and administrative—affiliates	931	1,124

Quintana Capital Group GP, Ltd.

Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At March 31, 2018, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that is one of the Partnership’s lessees in Tennessee. Corbin J. Robertson III, one of the Partnership’s directors, was Chairman of the Board of Corsa through May 10, 2017.

Coal related revenues from Corsa totaled $0.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Partnership had Accounts receivable—affiliates totaling $0.1 million and $0.2 million from Corsa on its Consolidated Balance Sheets, respectively.

WPPLP Production Royalty and Overriding Royalty

During the three months ended March 31, 2018 and 2017, the Partnership recorded $0.6 million and $0.1 million in Operating and maintenance expenses—affiliates, respectively, on its Statements of Comprehensive Income related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007. The Partnership had Other assets—affiliate from WPPLP of $0.2 million at December 31, 2017 on its Consolidated Balance Sheets related to a non-production royalty receivable from WPPLP for overriding royalty interest on a mine.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

14.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues and other income for any of the periods presented below are as follows:

	Three Months Ended March 31,
	2018		2017
(In thousands)	Revenues	Percent	Revenues	Percent
Foresight Energy	$12,431	14.0%	$15,791	17.8%

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

Anadarko Contingent Consideration Payment Dispute

In January 2013, NRP acquired a non-controlling 48.51% general partner interest in OCI Wyoming, L.P. ("OCI LP") and all of the preferred stock and a portion of the common stock of OCI Wyoming Co. ("OCI Co") (which in turn owned a 1% limited partner interest in OCI LP) from Anadarko Holding Company and its subsidiary, Big Island Trona Company (together, "Anadarko").  The remaining general partner interest in OCI LP and common stock of OCI Co were owned by subsidiaries of OCI Chemical Corporation. The acquisition agreement provided for additional contingent consideration of up to $50 million to be paid by NRP if certain performance criteria were met at OCI LP as defined in the purchase and sale agreement in any of the years 2013, 2014 or 2015. For those years, NRP paid an aggregate of $11.5 million to Anadarko in full satisfaction of these contingent consideration payment obligations.

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

In July 2017, Anadarko filed a lawsuit against Opco and NRP Trona LLC alleging that the transactions conducted in 2013 triggered an acceleration of NRP's obligation under the purchase agreement with Anadarko to pay additional contingent consideration in full and demanded immediate payment of such amount, together with interest, court costs and attorneys’ fees. NRP does not believe the reorganization transactions triggered an obligation to pay any additional contingent consideration, and intends to vigorously defend this lawsuit. However, the ultimate outcome cannot be predicted with certainty given the early stage of this matter, and the Partnership estimates a possible range of loss between $0, if it prevails, and approximately $40 million plus interest, court costs and attorneys’ fees if Anadarko prevails and is awarded the full damages it seeks.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Foresight Energy Disputes

In November 2015, NRP filed a lawsuit against Hillsboro and has subsequently named Foresight Energy and certain of its other subsidiaries in that lawsuit. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine, as well as alter-ego and tortious interference claims against Foresight Energy. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, Hillsboro declared a force majeure event under its lease with us, and Hillsboro has failed to make its contractually obligated minimum quarterly payments of $7.5 million since then. NRP believes the force majeure declaration by Hillsboro has no merit and is vigorously pursuing recovery against Hillsboro as well as against Foresight Energy and certain of its other subsidiaries. In April 2018, Hillsboro filed a motion with the Court asking to be allowed to file a counterclaim seeking a declaration that the lease terminated retroactively effective March 26, 2015. We believe there is no basis for termination of the lease, and the lease will remain in full force and effect unless the Court allows Hillsboro to bring its counterclaim and ultimately declares the lease terminated. Hillsboro has failed to make $83.5 million of required quarterly minimum payments to NRP to date, and such amount will continue to increase by $7.5 million for each quarter with respect to which payment is not made. Additionally, approximately $12.8 million of interest on the unpaid amounts has accrued to date.

In April 2016, NRP filed a lawsuit against Macoupin Energy, LLC ("Macoupin"), a subsidiary of Foresight Energy, in Macoupin County, Illinois. The lawsuit alleges that Macoupin has failed to comply with the terms of its coal mining, rail loadout and rail loop leases by incorrectly recouping previously paid minimum royalties. As a result, Macoupin owes NRP approximately $9.5 million in improperly recouped minimum royalties through March 31, 2018.

16.    Unit-Based Compensation

2017 Long-Term Incentive Plan

In December 2017, the 2017 Long-Term Incentive Plan (the “2017 LTIP”) was approved and it became effective in January 2018. The 2017 LTIP authorizes 800,000 common units that are available for delivery by the Partnership pursuant to awards under the plan. The term is 10 years from the date of Board approval or, if earlier, the date the 2017 LTIP is terminated by the Board or the committee appointed by the Board to administer the 2017 LTIP, or the date all available common units available have been delivered. Common units delivered pursuant to the 2017 LTIP will consist, in whole or part, of (i) common units acquired in the open market, (ii) common units acquired from the Partnership (including newly issued units), any of our affiliates or any other person or (iii) any combination of the foregoing.

Employees, consultants and non-employee directors of the Partnership, the General Partner, GP LLC and their affiliates are generally eligible to receive awards under the 2017 LTIP. The 2017 LTIP provides for the issuance of a variety of equity-based grants, including grants of (i) options, (ii) unit appreciation rights, (iii) restricted units, (iv) phantom units, (v) cash awards, (vi) performance awards, (vii) distribution equivalent rights, and (viii) other unit-based awards. The plan is administered by the Compensation, Nominating and Governance Committee of the Board, which will determine the terms and conditions of awards granted under the 2017 LTIP. The Partnership recognizes 2017 LTIP forfeitures as they occur.

Unit-Based Awards

Unit-based awards under the 2017 LTIP are generally issued to certain employees and non-employee directors of the Partnership. Awards granted to employees vest at the end of a three year period and awards granted to non-employee directors are immediately vested. Directors are given the option to take immediate issuance of the vested awards or defer such issuance until a later date. Upon deferral of issuance, such units will continue to accumulate distribution equivalent rights until issuance.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

A summary of the activity during three months ended March 31, 2018 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2018	—	$—
Granted	75	$29.16
Fully vested and issued	(14)	$29.44
Forfeitures	—	$—
Outstanding at March 31, 2018	61	$29.10

The awards granted in the first quarter of 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of the 2017 LTIP awards granted during the period was $2.2 million, including awards granted to board members with a grant date fair value of $0.6 million which immediately vested and were issued. Unit-based compensation expense associated with these awards was $0.6 million for the three months ended March 31, 2018 and is included in General and administrative expense and Operating and maintenance expense in the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding grants as of March 31, 2018 is $1.6 million recognized over a weighted-average period of 2.9 years.

17.    Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2018 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Distributions Declared

On April 25, 2018, the Board of Directors of GP Natural Resource Partners LLC declared a distribution of $0.45 per common unit to be paid by the Partnership on May 14, 2018 to common unitholders of record on May 7, 2018. In addition, the Board declared a distribution on NRP's 12.0% Class A Convertible Preferred Units with respect to the first quarter totaling $7.5 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three month periods ended March 31, 2018 and 2017 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Natural Resource Partners LP Annual Report on Form 10-K for the year ended December 31, 2017.

As used herein, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and a co-issuer with NRP on the 2022 senior notes.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, construction aggregates and other natural resources; estimated revenues, expenses and results of operations; the amount, nature and timing of capital expenditures; projected production levels by our lessees and our construction aggregates business; Ciner Wyoming LLC’s ("Ciner Wyoming's") trona mining and soda ash refinery operations; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.

These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 for important factors that could cause our actual results of operations or our actual financial condition to differ.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance. Our discussion and analysis consists of the following subjects:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview

We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a portfolio of mineral properties in the United States, including interests in coal, trona and soda ash and other natural resources and operating a construction aggregates business. Our common units trade on the New York Stock Exchange under the symbol "NRP".

Our business is organized into three operating segments:

Coal Royalty and Other—consists primarily of coal royalty properties and coal-related transportation and processing assets. Other assets include aggregate, industrial mineral and oil and gas royalty properties and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Western United States. Our aggregates and industrial minerals are primarily located in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana. Our oil and gas royalty assets are primarily located in Louisiana and Pennsylvania.

Soda Ash—consists of our 49% non-controlling equity interest in a trona ore mining operation and soda ash refinery in the Green River Basin, Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally to the glass and chemicals industries. We receive regular quarterly distributions from this business.

Construction Aggregates—consists of our construction aggregates materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. The construction aggregates business operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.

Our consolidated financial results are as follows:

(In thousands)	Three Months Ended March 31, 2018
Revenues and other income	$89,026
Net income from continuing operations	$26,088
Adjusted EBITDA (1)	$54,886

Operating cash flow provided by continuing operations	$20,211
Investing cash flow used in continuing operations	$(173)
Financing cash flow used in continuing operations	$(28,713)
Distributable Cash Flow ("DCF") (1)	$20,845

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Coal Royalty and Other Business Segment

Our Coal Royalty and Other business segment financial results are as follows:

(In thousands)	Three Months Ended March 31, 2018
Revenues and other income	$52,244
Net income from continuing operations	$40,728
Adjusted EBITDA (1)	$46,070

Operating cash flow provided by continuing operations	$38,793
Investing cash flow provided by continuing operations	$1,143
DCF (1)	$39,936

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Our first quarter of 2018 Coal Royalty and Other segment results continued the trend we saw throughout the second half of 2017. Metallurgical coal prices were approximately 35% higher during the first quarter of 2018 as compared to the prior year’s first quarter, driven by continued supply constraints and worldwide steel production growth. Increased steel demand combined with a reduction in Chinese steel exports has led to higher steel prices and steel producer profit margins internationally, which supports higher prices for raw material inputs such as metallurgical coal and coke. Benefiting from higher metallurgical coal prices, we derived approximately 67% of our coal royalty revenues and approximately 53% of our coal royalty production from metallurgical coal during the first quarter of 2018. For the remainder of 2018, we expect metallurgical coal markets to remain stable due to continued global economic growth and supportive steel industry fundamentals combined with logistical and operational supply constraints across the industry.

Thermal coal prices in Appalachia improved over the prior year primarily as a result of increased export demand from Asia and northern Europe whereas Illinois Basin thermal prices remained relatively flat year over year. Coal’s relative share of the electricity generation mix is expected to decline modestly over the course of 2018 due to low natural gas prices, continued coal fired power plant retirements, and the availability of renewable generation. As a result, domestic thermal markets are expected to remain oversupplied throughout 2018 despite the relative strength in export demand and shrinking utility inventory stockpiles.

Soda Ash Business Segment

Our Soda Ash business segment financial results are as follows:

(In thousands)	Three Months Ended March 31, 2018
Revenues and other income	$9,621
Net income from continuing operations	$9,621
Adjusted EBITDA (1)	$12,250

Operating cash flow provided by continuing operations	$10,153
Investing cash flow provided by continuing operations	$2,097
DCF (1)	$12,250

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Ciner Wyoming's results are primarily affected by the global supply of and demand for soda ash, which in turn directly impacts the prices Ciner Wyoming and other producers charge for its products. Demand for soda ash in the United States is driven in a large part by economic growth and activity levels in the end-markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well developed market for soda ash, we expect that domestic demand levels will remain stable for the near future. Because future United States capacity growth is expected to come from the four major producers in the Green River Basin, we also expect that U.S. supply levels will remain relatively stable in the near term.

Soda ash demand in international markets has continued to grow in conjunction with GDP. We expect that future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. However, in the near term, new supply coming on-line, primarily in Turkey, may exceed any new growth in demand and could have an impact on international pricing.

Ciner Wyoming expects to grow its domestic market share in the near future while also remaining focused on international markets.

Construction Aggregates Business Segment

Our construction aggregates business segment financial results are as follows:

(In thousands)	Three Months Ended March 31, 2018
Revenues and other income	$27,161
Net income from continuing operations	$(1,975)
Adjusted EBITDA (1)	$902

Operating cash flow provided by continuing operations	$2,797
Investing cash flow used in continuing operations	$(3,413)
Financing cash flow used in continuing operations	$(49)
DCF (1)	$191

(1)	See "Results of Operations" below for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Our construction aggregates business is largely dependent on the strength of the local markets that it serves. In particular, key drivers of performance in the regions of our operations include: 1) natural gas drilling customers in the Marcellus shale, 2) traditional construction markets of Southwest Pennsylvania and Northern West Virginia, 3) energy-related and infrastructure spending in the Louisiana market, and 4) military spending in the Clarksville, Tennessee market. The business is also seasonal, with lower production and sales during the first quarter each year. Additionally, our first quarter of 2018 results were impacted by unfavorable weather conditions and increased fuel costs.

Results of Operations

First Three Months of 2018 and 2017 Compared

Revenues and Other Income

Revenues and other income increased $0.3 million, from $88.7 million in the three months ended March 31, 2017 to $89.0 million in the three months ended March 31, 2018. The following table shows our revenues and other income by business segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
Business Segment (In thousands)	2018	2017
Coal Royalty and Other	$52,244	$51,167	$1,077	2%
Soda Ash	9,621	10,294	(673)	(7)%
Construction Aggregates	27,161	27,236	(75)	—%
Total	$89,026	$88,697	$329	—%

The changes in revenues and other income for each business segment are discussed below:

Coal Royalty and Other

Revenues and other income related to our Coal Royalty and Other segment increased $1.1 million, or 2%, from $51.2 million in the three months ended March 31, 2017 to $52.2 million in the three months ended March 31, 2018 despite lower production across most regions. The table below presents coal production, coal royalty revenue per ton and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other revenues:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2018	2017
Coal production (tons)
Appalachia
Northern	225	1,206	(981)	(81)%
Central	3,545	3,699	(154)	(4)%
Southern	546	562	(16)	(3)%
Total Appalachia	4,316	5,467	(1,151)	(21)%
Illinois Basin	743	2,017	(1,274)	(63)%
Northern Powder River Basin	1,233	950	283	30%
Total coal production	6,292	8,434	(2,142)	(25)%

Coal royalty revenue per ton
Appalachia
Northern	$4.73	$0.50	$4.23	846%
Central	5.71	5.46	0.25	5%
Southern	7.16	6.46	0.70	11%
Illinois Basin	4.14	3.30	0.84	25%
Northern Powder River Basin	2.24	2.63	(0.39)	(15)%
Combined average coal royalty revenue per ton	4.93	3.98	0.95	24%

Coal royalty revenues
Appalachia
Northern	$1,066	$607	$459	76%
Central	20,232	20,184	48	—%
Southern	3,914	3,632	282	8%
Total Appalachia	25,212	24,423	789	3%
Illinois Basin	3,075	6,646	(3,571)	(54)%
Northern Powder River Basin	2,765	2,498	267	11%
Unadjusted coal royalty revenue	31,052	33,567	(2,515)	(7)%
Coal royalty adjustment for minimum leases (1)	(2,361)	—	(2,361)	(100)%
Total coal royalty revenue	$28,691	$33,567	$(4,876)	(15)%

Other revenues
Production lease minimum revenue (1)	$425	$5,196	$(4,771)	(92)%
Minimum lease straight line revenue (1)	6,760	—	6,760	100%
Property tax revenue	1,182	2,698	(1,516)	(56)%
Wheelage revenue	1,974	1,267	707	56%
Coal overriding royalty revenue	2,872	824	2,048	249%
Aggregates royalty revenues	1,091	1,244	(153)	(12)%
Oil and gas royalty revenues	2,898	1,491	1,407	94%
Other	317	212	105	50%
Total other revenues	$17,519	$12,932	$4,587	35%
Coal royalty and other income	46,210	46,499	(289)	(1)%
Transportation and processing services	5,383	4,639	744	16%
Gain on coal royalty and other segment asset sales	651	29	622	2,145%
Total coal royalty and other segment revenues and other income	$52,244	$51,167	$1,077	2%

(1)
These line items were impacted by the adoption of the new revenue recognition standard in the first quarter of 2018. The total impact of the adoption of this standard was a net decrease of $1.7 million in coal royalty and other income as follows: (1) $6.8 million increase to minimum lease straight line revenue; (2) $6.1 million decrease to production lease minimum revenue; and (3) $2.4 million decrease to coal royalty revenues for minimum leases. Refer to Note 1. Basis of Presentation for the overall impact on our consolidated financial statements and Note 2. Revenue Recognition for further discussion on changes in our revenue recognition policies.

Coal Royalty Revenue

Coal royalty revenues decreased $2.5 million, or 7%, from $33.6 million in the three months ended March 31, 2017 to $31.1 million in the three months ended March 31, 2018 driven by the following:

•	Appalachia: Coal royalty revenue decreased $0.8 million in this region as a result of lower production, partially offset by higher metallurgical coal prices.

•
Illinois Basin: Lower production in this region led to a $3.6 million decrease in coal royalty revenue. The decreased production was primarily a result of the temporary relocation of certain production off of NRP's coal reserves. However, the decrease in coal royalty revenue was partially offset by a $2.2 million increase in overriding royalty revenue and wheelage primarily associated with the production of non-NRP coal.

Other Revenues

Total other revenues increased $4.6 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of the temporary relocation of certain production off of NRP's coal reserves in the Illinois Basin as described above, in exchange for overriding royalty revenue and wheelage from the production of non-NRP coal.

Transportation and Processing Services Revenue

Transportation and processing services revenue increased $0.7 million, or 16%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of higher throughput volumes.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $0.7 million, or 7%, from $10.3 million in the three months ended March 31, 2017 to $9.6 million in the three months ended March 31, 2018. This decrease was primarily as a result of lower international sales and higher selling, general and administrative costs.

Construction Aggregates

The table below presents the major sources of Construction Aggregates revenues:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Crushed stone, sand and gravel	$13,739	$13,506	$233	2%
Delivery and fuel income	10,083	8,701	1,382	16%
Other	2,602	3,276	(674)	(21)%
Total construction aggregates revenues	$26,424	$25,483	$941	4%
Road construction and asphalt paving services	728	1,738	(1,010)	(58)%
Gain on asset sales, net	9	15	(6)	(40)%
Total construction aggregates revenues and other income	$27,161	$27,236	$(75)	—%

Total construction aggregates revenues and other income was essentially flat in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. While delivery and fuel income increased $1.4 million, this revenue was fully offset by increased delivery and fuel costs. Our road construction and asphalt paving services revenue decreased $1.0 million as a result of unfavorable weather during the first quarter of 2018.

Operating and Other Expenses

The table below presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Operating expenses
Operating and maintenance expenses	$29,968	$29,628	$340	1%
Operating and maintenance expenses—affiliates	2,465	2,555	(90)	(4)%
Depreciation, depletion and amortization	7,957	9,724	(1,767)	(18)%
Amortization expense—affiliate	—	768	(768)	(100)%
General and administrative	3,405	6,078	(2,673)	(44)%
General and administrative—affiliates	931	1,124	(193)	(17)%
Asset impairments	242	1,778	(1,536)	(86)%
Total operating expenses	$44,968	$51,655	$(6,687)	(13)%

Interest expense	$(18,006)	$(23,141)	$5,135	22%
Debt modification expense	—	(7,807)	7,807	100%
Interest income	36	17	19	112%

Total operating expenses decreased $6.7 million, or 13%, for three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the following:

•
Operating and maintenance expenses (including affiliate) include the costs to operate our Construction Aggregates business (primarily production costs, repair and maintenance, fuel and delivery, utilities and labor costs) and costs to manage our Coal Royalty business (primarily property taxes, royalty, legal and employee related costs). There was no significant variance in total costs as an increase in Construction Aggregates delivery and fuel costs due to higher diesel costs was offset by lower Coal Royalty property tax expense.

•	Depreciation, Depletion and Amortization ("DD&A") Expense decreased primarily due to lower coal production in the Illinois Basin.

•
General and Administrative ("G&A") Expense (including affiliates) includes corporate headquarters, financing and centralized treasury and accounting. These costs decreased primarily due to performance-based awards that vested in March 2017 following the completion of our recapitalization transactions.

•	Asset impairments in the first quarter of 2017 related to our timber assets.

•	Interest Expense (including affiliates) decreased primarily due to lower debt balances during the first quarter of 2018 as a result of progress made to repay debt.

•	Debt Modification Expense in the first three months ended March 31, 2017 resulted from the exchange of $241 million of our 2018 Senior Notes for 2022 Senior Notes.

Adjusted EBITDA (Non-GAAP Financial Measure)

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. See Note 11. Debt to the consolidated financial statements for a description of Opco’s debt agreements.

Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the three months ended March 31, 2018 and 2017:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
March 31, 2018
Net income (loss) from continuing operations	$40,728	$9,621	$(1,975)	$(22,286)	$26,088
Less: equity earnings from unconsolidated investment	—	(9,621)	—	—	(9,621)
Add: total distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense	—	—	20	17,950	17,970
Add: depreciation, depletion and amortization	5,100	—	2,857	—	7,957
Add: asset impairments	242	—	—	—	242
Adjusted EBITDA	$46,070	$12,250	$902	$(4,336)	$54,886

March 31, 2017
Net income (loss) from continuing operations	$35,094	$10,294	$(1,539)	$(37,738)	$6,111
Less: equity earnings from unconsolidated investment	—	(10,294)	—	—	(10,294)
Add: total distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense	—	—	395	22,746	23,141
Add: debt modification expense	—	—	—	7,807	7,807
Add: depreciation, depletion and amortization	6,973	—	3,519	—	10,492
Add: asset impairments	1,778	—	—	—	1,778
Adjusted EBITDA	$43,845	$12,250	$2,375	$(7,185)	$51,285

Adjusted EBITDA increased $3.6 million, or 7%, from $51.3 million in the three months ended March 31, 2017 to $54.9 million in the three months ended March 31, 2018 primarily as a result of the following:

•	Corporate and Financing Adjusted EBITDA increased $2.8 million as a result of the decrease in general and administrative expenses as discussed above.

•
Coal Royalty and Other Adjusted EBITDA increased $2.2 primarily as a result of the increase in revenues and other income as discussed above in addition to lower property tax expense quarter-over-quarter.

•	Construction Aggregates segment Adjusted EBITDA decreased $1.5 million as a result of unfavorable weather and higher repair and maintenance and fuel costs.

Distributable Cash Flow (Non-GAAP Financial Measure)

Our Distributable Cash Flow ("DCF") represents net cash provided by operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from sales of assets, including those included in discontinued operations, and return of long-term contract receivables (including affiliate); less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as Distributable Cash Flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the Partnership's ability to make cash distributions to our common and preferred unitholders and our general partner and repay debt.

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
March 31, 2018
Net cash provided by (used in) operating activities of continuing operations	$38,793	$10,153	$2,797	$(31,532)	$20,211
Net cash provided by (used in) investing activities of continuing operations	1,143	2,097	(3,413)	—	(173)
Net cash used in financing activities of continuing operations	—	—	(49)	(28,664)	(28,713)

March 31, 2017
Net cash provided by (used in) operating activities of continuing operations	$37,932	$12,250	$4,046	$(33,739)	$20,489
Net cash provided by (used in) investing activities of continuing operations	6	—	(2,074)	—	(2,068)
Net cash provided by (used in) financing activities of continuing operations	16	—	(96)	54,233	54,153

The following table reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
March 31, 2018
Net cash provided by (used in) operating activities of continuing operations	$38,793	$10,153	$2,797	$(31,532)	$20,211
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	—	—	2,097
Add: proceeds from sale of assets	656	—	31	—	687
Add: return on long-term contract receivables	487	—	—	—	487
Less: maintenance capital expenditures	—	—	(2,637)	—	(2,637)
Distributable Cash Flow	$39,936	$12,250	$191	$(31,532)	$20,845

March 31, 2017
Net cash provided by (used in) operating activities of continuing operations	$37,932	$12,250	$4,046	$(33,739)	$20,489
Add: proceeds from sale of assets	(409)	—	22	—	$(387)
Add: return on long-term contract receivables—affiliate	414	—	—	—	$414
Less: maintenance capital expenditures	—	—	(1,969)	—	(1,969)
Distributable Cash Flow	$37,937	$12,250	$2,099	$(33,739)	$18,547

DCF increased $2.3 million million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase is due primarily to the following:

•	Corporate and Financing increased $2.2 million primarily as a result of lower G&A costs, partially offset by increased interest payments.

•	Coal Royalty and Other segment increased $2.0 million as a result of increased cash from natural gas royalty properties and proceeds from asset sales.

•	Construction Aggregates segment decreased $1.9 million as a result of higher days sales outstanding and increased operating costs and maintenance capital expenditures.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2018, we had total liquidity of $76.2 million, consisting of $21.2 million of cash and cash equivalents and $55.0 million in borrowing capacity under our Opco Credit Facility. We remain focused on further reducing our debt and improving our credit metrics.

Cash Flows

Cash flows provided by operating activities decreased $0.4 million, from $20.2 million in the three months ended March 31, 2017 to $19.8 million in the three months ended March 31, 2018 primarily related to higher cash outflows for interest, lower cash provided by operating activities in our Construction Aggregates segment as a result of higher costs and higher days sales outstanding, and lower cash provided by operating activities in our Soda Ash segment as a result of a portion of our distribution from Ciner Wyoming being classified as an investing activity. These decreases were partially offset by increased operating cash flows in our Coal Royalty and Other segment and lower G&A payments at Corporate.

Cash flows used in investing activities decreased $1.9 million, from $2.0 million in the three months ended March 31, 2017 to $0.2 million in the three months ended March 31, 2018 primarily due to the classification of a portion of our distribution from Ciner Wyoming as a return of equity during the first quarter of 2018.

Cash flows used in financing activities increased $82.7 million, from $54.4 million provided by financing activities in the three months ended March 31, 2017 to $28.3 million used in financing activities in the three months ended March 31, 2018. This increase in cash flows used is primarily due to the net proceeds received related to the March 2017 recapitalization transactions as compared to net debt payments in the first quarter of 2018. Additionally, we paid $7.8 million in preferred unit distributions and redeemed all of the outstanding PIK Units for $8.8 million in the three months ended March 31, 2018. These increases in financing cash outflows were partially offset by a decrease in debt issue costs due to the fees incurred in the first quarter of 2017 related to the March 2017 recapitalization transactions.

Capital Expenditures

A portion of the capital expenditures associated with our construction aggregates segment are maintenance capital expenditures, which are capital expenditures made to maintain the long-term production capacity of those businesses. Expansion capital expenditures are made to increase productive capacity. We deduct maintenance capital expenditures when calculating DCF.

Capital Resources and Obligations

Indebtedness

We had the following indebtedness:

(In thousands)	March 31, 2018	December 31, 2017
Current portion of long-term debt, net	$79,723	$79,740
Long-term debt, net	724,854	729,608
Total debt, net	$804,577	$809,348

We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see Note 11. Debt to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Related Party Transactions

The information required set forth under Note 13. Related Party Transactions to the consolidated financial statements is incorporated herein by reference.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 include estimates surrounding our implementation of the new revenue recognition standard. We evaluate the total cash flows expected under each lease to determine the likelihood that consideration received from our lessees resulting from coal production would exceed consideration received from minimum payments over the lease term. As a result of the evaluation, we either recognize revenue on our coal royalty and aggregate leases based on production or minimum payments as further described in Note 2. Revenue Recognition.

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
The market price of soda ash and energy costs directly affects the profitability of Ciner Wyoming’s operations. If the market price for soda ash declines, Ciner Wyoming’s sales will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile, and those markets are likely to remain volatile in the future. In order to mitigate the risk of energy cost fluctuations, Ciner Wyoming hedges a portion of its forecasted natural gas purchases by entering into physical or financial hedges.

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At March 31, 2018, we had $95.0 million million outstanding in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.0 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2018 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

During the period covered by this report there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Date: May 9, 2018
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 9, 2018
	By:	/s/ JENNIFER L. ODINET
Jennifer L. Odinet
Chief Accounting Officer
(Principal Accounting Officer)