Form 10-Q
period 2018-06-30
NATURAL RESOURCE PARTNERS LP
filed 2018-08-09
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At August 6, 2018 there were 12,245,920 Common Units outstanding.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except unit data)	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$52,975	$29,827
Accounts receivable, net	59,312	47,026
Accounts receivable—affiliates	140	161
Inventory	8,048	7,553
Prepaid expenses and other	4,391	5,838
Current assets of discontinued operations	988	991
Total current assets	125,854	91,396
Land	24,809	25,247
Plant and equipment, net	47,917	46,170
Mineral rights, net	873,716	883,885
Intangible assets, net	47,924	49,554
Equity in unconsolidated investment	245,524	245,433
Long-term contracts receivable	39,878	40,776
Other assets	6,184	6,547
Other assets—affiliate	—	156
Total assets	$1,411,806	$1,389,164
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$7,801	$6,957
Accounts payable—affiliates	1,453	562
Accrued liabilities	12,848	16,890
Accrued liabilities—affiliates	—	515
Accrued interest	14,609	15,484
Current portion of deferred revenue	2,732	—
Current portion of long-term debt, net	75,188	79,740
Current liabilities of discontinued operations	—	401
Total current liabilities	114,631	120,549
Deferred revenue	17,136	100,605
Long-term debt, net	723,147	729,608
Other non-current liabilities	2,385	2,808
Other non-current liabilities—affiliate	—	346
Total liabilities	857,299	953,916
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (250,000 and 258,844 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively, at $1,000 par value per unit; liquidation preference of $1,500 per unit)	164,587	173,431
Partners’ capital
Common unitholders’ interest (12,245,920 and 12,232,006 units issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	326,125	199,851
General partner’s interest	4,427	1,857
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(4,872)	(3,313)
Total partners’ capital	392,496	265,211
Non-controlling interest	(2,576)	(3,394)
Total capital	389,920	261,817
Total liabilities and capital	$1,411,806	$1,389,164
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2018	2017	2018	2017
Revenues and other income
Coal royalty and other	$48,711	$32,768	$94,684	$67,762
Coal royalty and other—affiliates	188	11,338	425	22,843
Transportation and processing services	5,002	4,146	10,385	4,146
Transportation and processing services—affiliate	—	1,374	—	6,013
Construction aggregates	34,233	27,363	60,657	52,846
Road construction and asphalt paving services	6,176	6,192	6,904	7,930
Equity in earnings of Ciner Wyoming	16,529	8,389	26,150	18,683
Gain on asset sales, net	210	3,361	870	3,405
Total revenues and other income	$111,049	$94,931	$200,075	$183,628
Operating expenses
Operating and maintenance expenses	$38,301	$31,020	$68,269	$60,648
Operating and maintenance expenses—affiliates	4,065	2,219	6,530	4,774
Depreciation, depletion and amortization	8,563	8,165	16,520	17,889
Amortization expense—affiliate	—	240	—	1,008
General and administrative	2,414	2,031	5,819	8,109
General and administrative—affiliates	849	852	1,780	1,976
Asset impairments	—	—	242	1,778
Total operating expenses	$54,192	$44,527	$99,160	$96,182

Income from operations	$56,857	$50,404	$100,915	$87,446
Other income (expense)
Interest expense, net	$(17,734)	$(20,308)	$(35,704)	$(43,432)
Debt modification expense	—	(132)	—	(7,939)
Loss on extinguishment of debt	—	(4,107)	—	(4,107)
Other expense, net	$(17,734)	$(24,547)	$(35,704)	$(55,478)

Net income from continuing operations	$39,123	$25,857	$65,211	$31,968
Income (loss) from discontinued operations	(34)	133	(48)	(74)
Net income	$39,089	$25,990	$65,163	$31,894
Less: net income attributable to non-controlling interest	(869)	—	(869)	—
Net income attributable to NRP	$38,220	$25,990	$64,294	$31,894
Less: income attributable to preferred unitholders	(7,500)	(7,538)	(15,000)	(10,038)
Net income attributable to common unitholders and general partner	$30,720	$18,452	$49,294	$21,856

Net income attributable to common unitholders	$30,105	$18,015	$48,308	$21,419
Net income attributable to the general partner	$615	$437	$986	$437

Income from continuing operations per common unit (see Note 5)
Basic	$2.46	$1.46	$3.95	$1.76
Diluted	$1.75	$1.13	2.96	1.64
Net income per common unit (see Note 5)
Basic	$2.46	$1.47	$3.95	$1.75
Diluted	$1.75	$1.13	2.95	1.64

Net income	$39,089	$25,990	$65,163	$31,894
Add: comprehensive loss from unconsolidated investment and other	(434)	(13)	(1,559)	(1,145)
Comprehensive income	$38,655	$25,977	$63,604	$30,749
Less: comprehensive income attributable to non-controlling interest	(869)	—	(869)	—
Comprehensive income attributable to NRP	$37,786	$25,977	$62,735	$30,749
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard (See Note 2)	—	88,448	1,805	—	—	90,253	—	90,253
Net income (1)	—	63,008	1,286	—	—	64,294	869	65,163
Distributions to common unitholders and general partner	—	(11,015)	(225)	—	—	(11,240)	—	(11,240)
Distributions to preferred unitholders	—	(14,960)	(305)	—	—	(15,265)	—	(15,265)
Issuance of unit-based awards	14	410	—	—	—	410	—	410
Unit-based awards amortization and vesting	—	333	—	—	—	333	—	333
Comprehensive loss from unconsolidated investment and other	—	50	9	—	(1,559)	(1,500)	(51)	(1,551)
Balance at June 30, 2018	12,246	$326,125	$4,427	$66,816	$(4,872)	$392,496	$(2,576)	$389,920

(1)
Net income includes $15.0 million attributable to Preferred Unitholders that accumulated during the period, of which $14.7 million is allocated to the common unitholders and $0.3 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$65,163	$31,894
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	16,520	17,889
Amortization expense—affiliate	—	1,008
Distributions from unconsolidated investment	22,403	22,112
Equity earnings from unconsolidated investment	(26,150)	(18,683)
Gain on asset sales, net	(870)	(3,405)
Debt modification expense	—	7,939
Loss on extinguishment of debt	—	4,107
Loss from discontinued operations	48	74
Asset impairments	242	1,778
Unit-based compensation expense	1,073	3
Amortization of debt issuance costs and other	1,973	3,344
Other—affiliates	(190)	(1,173)
Change in operating assets and liabilities:
Accounts receivable	(8,926)	(4,530)
Accounts receivable—affiliates	21	236
Accounts payable	175	46
Accounts payable—affiliates	890	2
Accrued liabilities	(3,381)	(7,302)
Accrued liabilities—affiliates	(515)	—
Accrued interest	(875)	3,405
Deferred revenue	6,037	4,489
Deferred revenue—affiliates	—	(10,166)
Other items, net	952	2,527
Net cash provided by operating activities of continuing operations	$74,590	$55,594
Net cash used in operating activities of discontinued operations	(447)	(531)
Net cash provided by operating activities	$74,143	$55,063

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$2,097	$2,388
Proceeds from sale of assets	911	1,268
Return of long-term contract receivable	1,016	1,207
Return of long-term contract receivable—affiliate	—	804
Acquisition of plant and equipment and other	(5,857)	(4,998)
Net cash provided by (used in) investing activities of continuing operations	$(1,833)	$669
Net cash provided by investing activities of discontinued operations	—	202
Net cash provided by (used in) investing activities	$(1,833)	$871

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from financing activities
Proceeds from issuance of preferred units and warrants, net	$—	$242,100
Proceeds from issuance of 2022 Senior Notes, net	—	103,688
Borrowings on credit facility	35,000	—
Repayments of loans	(48,072)	(348,292)
Redemption of preferred units paid-in-kind	(8,844)	—
Distributions to common unitholders and general partner	(11,240)	(11,234)
Distributions to preferred unitholders	(15,265)	(1,250)
Contributions to discontinued operations	(447)	(329)
Debt issuance costs and other	(741)	(40,534)
Net cash used in financing activities of continuing operations	$(49,609)	$(55,851)
Net cash provided by financing activities of discontinued operations	447	329
Net cash used in financing activities	$(49,162)	$(55,522)

Net increase in cash and cash equivalents	$23,148	$412
Cash and cash equivalents at beginning of period	29,827	40,371
Cash and cash equivalents at end of period	$52,975	$40,783

Supplemental cash flow information:
Cash paid during the period for interest from continuing operations	$33,155	$34,880
Non-cash investing and financing activities:
Plant, equipment and mineral rights funded with accounts payable or accrued liabilities	$894	$—
Issuance of 2022 Senior Notes in exchange for 2018 Senior Notes	$—	$240,638
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
Recently Adopted Accounting Standards
Revenue Recognition. On January 1, 2018, NRP adopted accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (the “new revenue standard” and "ASC 606") to all open contracts using the modified retrospective method. The adoption of the new revenue standard impacted royalty revenue from NRP's coal and aggregates royalty leases as further described below. NRP recognized a $90.3 million cumulative effect of adoption adjustment in the opening balance of partners' capital on January 1, 2018. Prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new revenue standard had no impact on revenues from NRP's Construction Aggregates or Soda Ash operating segments.
A majority of NRP’s coal and aggregates royalty revenue continues to be recognized over the lease term based on production. For coal and aggregates royalty leases for which NRP expects consideration from minimum payments to be greater than consideration from production over the lease term, royalty revenue is now recognized straight-line over the lease term based on the minimum payment consideration.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The impact of adoption of the new revenue standard on NRP’s Consolidated Balance Sheet and Consolidated Statements of Comprehensive Income was as follows:

	As of June 30, 2018
(In thousands)	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net	$59,312	$55,325	$3,987
Total assets	1,411,806	1,407,819	3,987

Liabilities and capital
Current portion of deferred revenue	$2,732	$—	$2,732
Deferred revenue	17,136	102,244	(85,108)
Total liabilities	857,299	939,675	(82,376)
Partners’ capital
Common unitholders’ interest	326,125	241,489	84,636
General partner’s interest	4,427	2,700	1,727
Total partners’ capital	392,496	306,133	86,363
Total liabilities and capital	1,411,806	1,407,819	3,987

	For the Three Months Ended June 30, 2018
(In thousands)	As Reported	Amounts without Adoption of ASC 606	Effect of Change
Coal royalty and other revenues	$48,711	$50,710	$(1,999)
Net income from continuing operations	39,123	41,315	(2,192)
Net income	39,089	41,281	(2,192)
Net income per common unit (basic)	2.46	2.64	(0.18)
Net income per common unit (diluted)	1.75	1.85	(0.10)

	For the Six Months Ended June 30, 2018
(In thousands)	As Reported	Amounts without Adoption of ASC 606	Effect of Change
Coal royalty and other revenues	$94,684	$98,381	$(3,697)
Net income from continuing operations	65,211	69,101	(3,890)
Net income	65,163	69,053	(3,890)
Net income per common unit (basic)	3.95	4.26	(0.31)
Net income per common unit (diluted)	2.95	3.13	(0.18)
Recently Issued Accounting Standards
Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires a lessee to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. This standard does not apply to leases that explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 31, 2018 and is to be adopted using a modified retrospective approach. The Partnership is currently evaluating the impact of the provisions of this guidance on its consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenue from Contracts with Customers
Coal Royalty and Other Segment
The following table represents the Partnership's Coal Royalty and Other segment revenues (including affiliates) by major source:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2018
Coal royalty revenue	$31,407	$60,098
Production lease minimum revenue	102	527
Minimum lease straight-line revenue	6,769	13,529
Wheelage revenue	1,641	3,615
Coal overriding royalty revenue	3,702	6,574
Aggregates royalty revenue	1,572	2,663
Oil and gas royalty revenue	1,354	4,252
Property tax revenue	1,523	2,705
Other revenue	829	1,146
Coal royalty and other revenues (1)	$48,899	$95,109
Transportation and processing services revenue (2)	5,002	10,385
Total Coal royalty and other segment revenues	$53,901	$105,494

(1)	Represents revenue from contracts with customers as defined under ASC 606.

(2)
Revenue from contracts with customers as defined under ASC 606 was $3.1 million and $6.1 million for the three and six months ended June 30, 2018, respectively. The remaining transportation and processing services revenue of $1.9 million and $4.3 million for the three and six months ended June 30, 2018, respectively, relates to other NRP-owned infrastructure leased to and operated by third party operators accounted for under ASC 840, Leases.

Coal Royalty and Other segment revenues
Royalty-based leases. Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with many lessees having the option to extend the lease for additional terms. For these types of leases, the lessees generally make payments to NRP based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they mine or sell. Most of NRP’s coal and aggregates royalty leases require the lessee to pay annual or quarterly minimum amounts, either made in advance or arrears, which are generally recoupable through actual royalty production over certain time periods that generally range from three to five years.
In accordance with previous accounting standards in effect prior to January 1, 2018, NRP recognized all coal and aggregates royalty revenue over the lease term based on coal or aggregates production. The recognition of revenue from minimum payments was deferred until either recoupment occurred or the recoupment period expired. Upon expiration, unrecouped minimums were recognized as revenue.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

As a result of this evaluation, revenue recognition from the Partnership's royalty-based leases is based on either production or minimum payments as follows:

•
Production Leases: Leases for which the Partnership expects that consideration from production will be greater than consideration from minimums over the lease term. Revenue recognition for these leases is recognized as Coal royalty revenue or Aggregates royalty revenue, as applicable, over time based on production. Deferred revenue, resulting from minimum consideration received, is recognized as royalty revenue either when recoupment occurs or as Production lease minimum revenue when either the recoupment period expires or when NRP determines that recoupment is remote (breakage).

•
Minimum Leases: Leases for which the Partnership expects that consideration from minimums will be greater than consideration from production over the lease term. Revenue recognition for these leases is recognized straight-line over the lease term based on the minimum consideration amount and is recognized in Minimum lease straight-line revenue.

Additionally, minimum payments contractually due are accrued and recognized in Accounts receivable, net, with an offset to Deferred revenue, and minimum payments received are recorded as Deferred revenue on NRP 's Consolidated Balance Sheets.
The Partnership also has overriding royalty revenue interests in certain oil and gas wells and coal reserves. Revenue from these interests is recognized over time based on when the respective commodities are sold.
Wheelage. Revenue related to fees collected per ton to transport foreign coal across property owned by the Partnership that is recognized over time as transportation across our property occurs.
Other revenue. Other revenue consists primarily of rental payments and surface damage fees related to certain land owned by the Partnership and is recognized straight-line over time as it is earned. Other revenues also include and property tax revenues, the majority of which are reimbursable by the lessee. Property taxes incurred on the Partnership's properties are recognized on a gross basis over time.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Contract Assets and Liabilities
The following table details the Partnership's Coal Royalty and Other segment receivables from contracts with customers and contract liabilities:

	June 30,	January 1,
(In thousands)	2018	2018
Receivables
Total accounts receivable, net (including affiliates)	$30,448	$24,047
Prepaid expenses and other (1)	2,163	2,830

Contract liabilities
Current portion of deferred revenue	$2,732	$1,973
Deferred revenue	17,136	11,858

(1)	Prepaid expenses and other includes notes receivable from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

(In thousands)	Six Months Ended June 30, 2018
Balance at December 31, 2017	$100,605
Cumulative adjustment for change in accounting principle recognized in partners' capital	(86,774)
Balance at January 1, 2018 (current and non-current)	$13,831
Production leases - revenue impact
Recoupments recognized in Coal and aggregates royalty revenue	(4,630)
Production lease minimum revenue	(393)
Minimum leases - revenue impact
Minimum lease amortization recognized in Minimum lease straight-line revenue	(1,958)
Contractual minimums due	956
Cash received for minimum payments	12,062
Balance at June 30, 2018 (current and non-current)	$19,868

The following table shows the Partnership's Coal Royalty and Other segment revenue recognized during the three months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the period:

(In thousands)
Production leases - revenue impact
Recoupments recognized in Coal and aggregates royalty revenue	(2,365)
Production lease minimum revenue	(21)
Minimum leases - revenue impact
Minimum lease amortization recognized in Minimum lease straight-line revenue	(1,005)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Remaining Performance Obligations
The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows:

	Weighted Average Remaining Years as of June 30, 2018	Annual Minimum Payments (In thousands)
Lease Term (1)
1 - 5 years	0.2	$7,888
6 - 10 years	2.4	27,439
10+ years	8.2	44,166

(1)
The Partnership applied the practical expedient for disclosing remaining performance obligations for contracts with an expected duration of one year or less, and have excluded those contracts from this disclosure.

The Partnership's non-cancelable annual minimum payments on its coal and aggregates royalty leases are recognized as revenue as discussed above. In addition, the Partnership's non-cancelable annual minimum payments due under terms of its coal and aggregates overriding royalty agreements include a $1.8 million annual minimum that expires in 2023 and a $1.0 million minimum that expires upon exhaustion of the mineable and recoverable coal reserves, respectively.
Construction Aggregates Segment
The Partnership's Construction Aggregates segment revenues from contracts with customers by major source are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2018
Crushed stone, sand and gravel	$18,070	$31,809
Delivery and fuel income	11,678	21,761
Other revenues	4,485	7,087
Total construction aggregates revenues	$34,233	$60,657
Road construction and asphalt paving services	6,176	6,904
Total construction aggregates segment revenues	$40,409	$67,561
Construction Aggregates segment revenues
The majority of the Construction Aggregates segment revenues is recognized at a point in time with the exception of revenue related to construction contracts recognized on the percentage-of-completion method as discussed below. The majority of the Partnership's construction contracts have an original expected duration of one year or less. As such, the Partnership has elected to apply the practical expedient and not disclose remaining performance obligations for contracts with an original expected duration of one year or less. Additional discussion of the Partnership's major sources of Construction Aggregates segment revenue are as follows:
Crushed stone, sand and gravel and other revenues. Revenue from the sale of crushed stone, sand, gravel and asphalt is recognized based on a fixed price when title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured (typically occurs when products are picked up or delivered to the customer). Other revenues consist of brokered stone sales and barge and service revenues. Brokered stone sales include aggregates purchases from third party quarries, which are then sold and transported to customers and recorded as revenue at the time of delivery. The purchase price of the aggregates from the third party quarries are recorded as expenses. Barge and service revenues relate to loading and unloading services at marine terminals and are recorded as revenue at the time the service is performed.
Delivery and fuel income. Revenue related to pass through delivery and fuel costs the Partnership incurs to deliver its products is recognized on a gross basis and is subsequently reimbursed by the customer. The related costs are recognized when incurred and are included in Operating and maintenance expenses on the Consolidated Statements of Comprehensive Income.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Road construction and asphalt paving services revenue. Revenue related to construction contracts is recognized on the percentage-of-completion method, measured by the percentage of total costs incurred to date to the estimated total costs for each contract.
The Partnership had $24.7 million and $23.0 million in receivables from Construction Aggregates segment related contracts with customers included in Accounts receivable, net on its Consolidated Balance Sheets as of June 30, 2018 and January 1, 2018, respectively.
3.    Class A Convertible Preferred Units
On March 2, 2017, NRP issued $250 million of Class A Convertible Preferred Units representing limited partner interests in NRP (the "Preferred Units") to certain entities controlled by funds affiliated with The Blackstone Group, L.P. (collectively referred to as "Blackstone") and certain affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree") (together the "Preferred Purchasers") pursuant to a Preferred Unit and Warrant Purchase Agreement. NRP issued 250,000 Preferred Units to the Preferred Purchasers at a price of $1,000 per Preferred Unit (the "Per Unit Purchase Price"), less a 2.5% structuring and origination fee. The Preferred Units entitle the Preferred Purchasers to receive cumulative distributions at a rate of 12% per year, up to one half of which NRP may pay in additional Preferred Units (such additional Preferred Units, the "paid-in-kind units" or "PIK Units"), subject to approval by the Board of Directors.
During the six months ended June 30, 2018, the Partnership redeemed all of the outstanding PIK Units, which resulted in an $8.8 million cash payment during the period.
Activity related to the Preferred Units is as follows from December 31, 2017 to June 30, 2018:

(In thousands, except unit data)	Units Outstanding	Financial Position
Balance at December 31, 2017	258,844	$173,431
Redemption of PIK Units	(8,844)	(8,844)
Balance at June 30, 2018	250,000	$164,587
4.    Common and Preferred Unit Distributions
The Partnership makes cash distributions to common unitholders on a quarterly basis, subject to approval by the Board of Directors. As discussed in Note 3 above, the Partnership also makes distributions to the preferred unitholders.
Common Unit Distributions
Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions. The following table shows the distributions declared and paid to common unitholders during the six months ended June 30, 2018 and 2017, respectively:

			Total Distributions (in thousands)
Date Paid	Period Covered by Distribution	Distribution per Common Unit	Common Units	GP Interest	Total
2018
February 14, 2018	October 1 - December 31, 2017	$0.45	$5,505	$112	$5,617
May 14, 2018	January 1 - March 31, 2018	$0.45	$5,510	$113	$5,623

2017
February 14, 2017	October 1 - December 31, 2016	$0.45	$5,503	$112	$5,615
May 12, 2017	January 1 - March 31, 2017	$0.45	$5,506	$113	$5,619

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Preferred Unit Distributions
The following table shows the distributions declared and paid to Preferred Unitholders during the six months ended June 30, 2018 and 2017, respectively:

Date Paid	Period Covered by Distribution	Distribution per Preferred Unit	Total Distribution Declared (in thousands)
2018
February 7, 2018	October 1 - December 31, 2017	$30.00	$7,765
May 14, 2018	January 1 - March 31, 2018	$30.00	$7,500

2017
May 30, 2017	March 2 - March 31, 2017	$5.00	$2,500
Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. During the three and six months ended June 30, 2018, NRP reduced net income attributable to common unitholders and the general partner by $7.5 million and $15.0 million, respectively, as a result of accumulated Preferred Unit distributions earned during the period. The $7.5 million Preferred Unit distribution earned during the three months ended June 30, 2018 will be paid on August 14, 2018.
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
The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the Warrants for the three and six months ended June 30, 2018 and 2017 did not include the net settlement of Warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table reconciles the numerators and denominators of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2018	2017	2018	2017
Allocation of net income:
Net income from continuing operations	$39,123	$25,857	$65,211	$31,968
Less: net income attributable to non-controlling interest	(869)	—	(869)	—
Less: income attributable to preferred unitholders	(7,500)	(7,538)	(15,000)	(10,038)
Net income from continuing operations attributable to common unitholders and general partner	$30,754	$18,319	$49,342	$21,930
Less: net income from continuing operations attributable to the general partner	(616)	(434)	(987)	(438)
Net income from continuing operations attributable to common unitholders	$30,138	$17,885	$48,355	$21,492

Net income (loss) from discontinued operations	$(34)	$133	$(48)	$(74)
Less: net income (loss) from discontinued operations attributable to the general partner	1	(3)	1	1
Net income (loss) from discontinued operations attributable to common unitholders	$(33)	$130	$(47)	$(73)

Net income	$39,089	$25,990	$65,163	$31,894
Less: net income attributable to non-controlling interest	(869)	—	(869)	—
Less: income attributable to preferred unitholders	(7,500)	(7,538)	(15,000)	(10,038)
Net income attributable to common unitholders and general partner	$30,720	$18,452	$49,294	$21,856
Less: net income attributable to the general partner	(615)	(437)	(986)	(437)
Net income attributable to common unitholders	$30,105	$18,015	$48,308	$21,419

Basic income (loss) per common unit:
Weighted average common units—basic	12,246	12,232	12,242	12,232
Basic net income from continuing operations per common unit	$2.46	$1.46	$3.95	$1.76
Basic net income (loss) from discontinued operations per common unit	$—	$0.01	$—	$(0.01)
Basic net income per common unit	$2.46	$1.47	$3.95	$1.75

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2018	2017	2018	2017
Diluted income (loss) per common unit:
Weighted average common units—basic	12,246	12,232	12,242	12,232
Plus: dilutive effect of Warrants	522	467	476	361
Plus: dilutive effect of Preferred Units	8,615	9,760	8,615	6,517
Weighted average common units—diluted	21,383	22,459	21,333	19,110

Net income from continuing operations	$39,123	$25,857	$65,211	$31,968
Less: net income attributable to non-controlling interest	(869)	—	(869)	—
Diluted net income from continuing operations attributable to common unitholders and general partner	$38,254	$25,857	$64,342	$31,968
Less: diluted net income from continuing operations attributable to the general partner	(766)	(586)	(1,287)	(639)
Diluted net income from continuing operations attributable to common unitholders	$37,488	$25,271	$63,055	$31,329

Diluted net income (loss) from discontinued operations attributable to common unitholders	$(33)	$130	$(47)	$(73)

Net income	$39,089	$25,990	$65,163	$31,894
Less: net income attributable to non-controlling interest	(869)	—	(869)	—
Diluted net income attributable to common unitholders and general partner	$38,220	$25,990	$64,294	$31,894
Less: diluted net income attributable to the general partner	(765)	(589)	(1,286)	(638)
Diluted net income attributable to common unitholders	$37,455	$25,401	$63,008	$31,256

Diluted net income from continuing operations per common unit	$1.75	$1.13	$2.96	$1.64
Diluted net income (loss) from discontinued operations per common unit	$—	$—	$—	$—
Diluted net income per common unit	$1.75	$1.13	$2.95	$1.64
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
Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining operation and soda ash refinery in the Green River Basin of Wyoming. Ciner Resources LP, the Partnership's operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally to the glass and chemicals industries. The Partnership receives regular quarterly distributions from Ciner Wyoming.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Direct segment costs and certain other costs incurred at the corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments accordingly. These allocated costs generally include: insurance, taxes, legal, information technology and shared facilities services and are included in Operating and maintenance expenses and Operating and maintenance expenses—affiliates on the Consolidated Statements of Comprehensive Income. Intersegment sales are at prices that approximate market and are eliminated on the Partnership's Consolidated Statements of Comprehensive Income.
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
The following table summarizes certain financial information for each of the Partnership's operating segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
Three Months Ended June 30, 2018
Revenues (including affiliates)	$53,901	$16,529	$40,409	$—	$110,839
Intersegment revenues (expenses)	74	—	(74)	—	—
Gain on asset sales, net	168	—	42	—	210
Operating and maintenance expenses (including affiliates)	8,117	—	34,249	—	42,366
Depreciation, depletion and amortization	5,376	—	3,187	—	8,563
General and administrative (including affiliates)	—	—	—	3,263	3,263
Other expense, net	—	—	—	17,734	17,734
Net income (loss) from continuing operations	40,650	16,529	2,941	(20,997)	39,123
Loss from discontinued operations	—	—	—	—	(34)

Three Months Ended June 30, 2017
Revenues (including affiliates)	$49,626	$8,389	$33,555	$—	$91,570
Intersegment revenues (expenses)	68	—	(68)	—	—
Gain on asset sales, net	3,184	—	177	—	3,361
Operating and maintenance expenses (including affiliates)	5,419	—	27,820	—	33,239
Depreciation, depletion and amortization (including affiliates)	5,375	—	3,030	—	8,405
General and administrative (including affiliates)	—	—	—	2,883	2,883
Other expense, net	—	—	178	24,369	24,547
Net income (loss) from continuing operations	42,084	8,389	2,636	(27,252)	25,857
Income from discontinued operations	—	—	—	—	133

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
Six Months Ended June 30, 2018
Revenues (including affiliates)	$105,494	$26,150	$67,561	$—	$199,205
Intersegment revenues (expenses)	115	—	(115)	—	—
Gain on asset sales, net	819	—	51	—	870
Operating and maintenance expenses (including affiliates)	14,332	—	60,467	—	74,799
Depreciation, depletion and amortization	10,476	—	6,044	—	16,520
General and administrative (including affiliates)	—	—	—	7,599	7,599
Asset impairment	242	—	—	—	242
Other expense, net	—	—	20	35,684	35,704
Net income (loss) from continuing operations	81,378	26,150	966	(43,283)	65,211
Loss from discontinued operations	—	—	—	—	(48)

Six Months Ended June 30, 2017
Revenues (including affiliates)	$100,764	$18,683	$60,776	$—	$180,223
Intersegment revenues (expenses)	130	—	(130)	—	—
Gain on asset sales, net	3,213	—	192	—	3,405
Operating and maintenance expenses (including affiliates)	12,803	—	52,619	—	65,422
Depreciation, depletion and amortization (including affiliates)	12,348	—	6,549	—	18,897
General and administrative (including affiliates)	—	—	—	10,085	10,085
Asset impairment	1,778	—	—	—	1,778
Other expense, net	—	—	573	54,905	55,478
Net income (loss) from continuing operations	77,178	18,683	1,097	(64,990)	31,968
Loss from discontinued operations	—	—	—	—	(74)

As of June 30, 2018
Total assets of continuing operations	$967,627	$245,524	$193,721	$3,946	$1,410,818
Total assets of discontinued operations	—	—	—	—	988

As of December 31, 2017
Total assets of continuing operations	$945,237	$245,433	$191,374	$6,129	$1,388,173
Total assets of discontinued operations	—	—	—	—	991

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$241,679	$252,803	$245,433	$255,901
Income allocation to NRP’s equity interests	17,657	9,274	28,489	20,754
Amortization of basis difference	(1,128)	(885)	(2,339)	(2,071)
Comprehensive loss from unconsolidated investment	(434)	(23)	(1,559)	(1,165)
Distribution	(12,250)	(12,250)	(24,500)	(24,500)
Balance at end of period	$245,524	$248,919	$245,524	$248,919
The following table represents summarized financial information for Ciner Wyoming as derived from the respective unaudited financial statements for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Sales	$91,882	$119,737	$213,101	$246,309
Gross profit	14,022	24,219	42,244	52,916
Net Income	36,035	18,926	58,142	42,354
8.    Plant and Equipment, Net
The Partnership’s plant and equipment consist of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Plant and equipment	$89,686	$84,173
Construction in process	1,383	803
Less accumulated depreciation	(43,152)	(38,806)
Total plant and equipment, net	$47,917	$46,170
Depreciation expense included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income totaled $2.6 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense totaled $5.0 million and $5.4 million for the six months ended June 30, 2018 and 2017, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	June 30, 2018
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,169,862	$(444,332)	$725,530
Aggregates properties	150,642	(19,103)	131,539
Oil and gas royalty properties	12,395	(7,395)	5,000
Other	13,161	(1,514)	11,647
Total mineral rights, net	$1,346,060	$(472,344)	$873,716

	December 31, 2017
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,170,104	$(436,964)	$733,140
Aggregates properties	150,642	(16,836)	133,806
Oil and gas royalty properties	12,395	(7,158)	5,237
Other	13,168	(1,466)	11,702
Total mineral rights, net	$1,346,309	$(462,424)	$883,885
Depletion expense related to the Partnership’s mineral rights is included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income and totaled $5.1 million and $5.0 million for the three months ended June 30, 2018 and 2017, respectively. Depletion expense related to the Partnership’s mineral rights totaled $9.9 million and $11.7 million for the six months ended June 30, 2018 and 2017, respectively.
In April 2018, Foresight Energy LP ("Foresight Energy") made a filing with the SEC indicating its intent to permanently close the Deer Run mine operated by its subsidiary Hillsboro Energy LLC ("Hillsboro") if the coal mining lease is terminated by the Court in connection with the ongoing litigation relating thereto. Refer to Note 15. Commitments and Contingencies—Legal —Foresight Energy Disputes for more information on this litigation. In addition, in its June 30, 2018 Form 10-Q, Foresight Energy disclosed that they recorded an impairment charge of $110.7 million during the three months ended June 30, 2018 related to mineral reserves, buildings and structures, machinery and equipment, and other related assets that Foresight Energy does not expect to generate future positive cash flows at the Deer Run mine.
The Partnership has evaluated the impact of this impairment recognized by Foresight Energy on its estimate of future cash flows from its Hillsboro property. To the extent the Partnership is unable to generate sufficient cash flow, the carrying value of the Partnership's reserves could be impaired. However, NRP believes there is no basis for termination of the lease, and the lease will remain in full force and effect unless the Court ultimately declares the lease terminated. Further, NRP believes that the approximately 179 million tons of estimated coal reserves at the Deer Run mine have substantial economic value. As of June 30, 2018 the Partnership has concluded there is no indicator of impairment of the $235 million net book value of the Partnership's reserves at the Deer Run mine. NRP will continue to assess the expected cash flow from this property in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Intangible Assets, Net
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

	June 30,	December 31,
(In thousands)	2018	2017
Intangible assets	$86,336	$86,336
Less: accumulated amortization	(38,412)	(36,782)
Total intangible assets, net	$47,924	$49,554
Amortization expense included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $0.8 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $1.6 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense included in amortization expense—affiliates on the Partnership's Consolidated Statements of Comprehensive Income was $0.2 million and $1.0 million for the three and six months ended June 30, 2017. As of May 9, 2017, Foresight Energy was no longer deemed to be an affiliate of the Partnership. Refer to Note 13. Related Party Transactions for additional details.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Debt, Net
The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2018	2017
NRP LP debt:
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75%	$345,638	$345,638
Opco debt:
Revolving credit facility	95,000	60,000
Senior notes
4.91% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	—	4,586
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	21,334	42,670
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	22,946	22,946
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	13,429	16,115
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	44,693	44,693
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	89,589	104,520
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	27,200	31,733
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	120,547	120,547
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	34,396	34,396
	$814,772	$827,844
Net unamortized debt discount	(1,463)	(1,661)
Net unamortized debt issuance costs	(14,974)	(16,835)
Total debt, net	$798,335	$809,348
Less: current portion of long-term debt	75,188	79,740
Total long-term debt, net	$723,147	$729,608

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP LP Debt
2022 Senior Notes
As of June 30, 2018 and December 31, 2017, NRP and NRP Finance were in compliance with the terms of their debt agreements.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of June 30, 2018 and December 31, 2017, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
Opco Credit Facility
Opco’s Third Amended and Restated Credit Agreement, as amended (the "Opco Credit Facility"), matures on April 30, 2020. As of June 30, 2018, Opco had $95.0 million of indebtedness outstanding and $55.0 million in available borrowing capacity under the Opco Credit Facility. The commitments under the Opco Credit Facility will be reduced from $150 million to $100 million at December 31, 2018 and remaining at $100 million through maturity in April 2020.
The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for the three months ended June 30, 2018 was 6.18%. There were no outstanding borrowings during the three months ended June 30, 2017. The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for six months ended June 30, 2018 and 2017 were 6.08% and 5.22%, respectively. Debt issue cost related to the Opco credit facility were $3.1 million and $4.6 million at June 30, 2018 and December 31, 2017, respectively, and have been capitalized and included in Other assets on the Partnership's Consolidated Balance Sheets.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $642.6 and $649.7 million classified as Land, Plant and equipment and Mineral rights on the Partnership’s Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, respectively.
Opco Senior Notes
As of June 30, 2018 and December 31, 2017, the private placement senior notes ("Opco Senior Notes") had cumulative principal balances of $374.1 million and $422.2 million, respectively. Opco made mandatory principal payments of $48.1 million during the six months ended June 30, 2018 and June 30, 2017, respectively.
The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through June 30, 2018.
12.    Fair Value Measurements
Fair Value of Financial Instruments
The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, contracts receivable, accounts payable, debt, Preferred Units and warrants. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2018 or 2017.
The Partnership uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Partnership would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Partnership's default or repayment risk.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2022 Senior Notes (1)	$332,214	$372,857	$330,404	$366,376
Opco Senior Notes (2)	371,121	403,597	418,944	447,538
Opco Revolving Credit Facility (3)	95,000	95,000	60,000	60,000

Assets:
Contracts receivable, current and long-term (4)	$42,061	$29,491	$43,826	$30,517

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

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
NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly, and changes in their fair value would be recorded in other income (expense) in the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of June 30, 2018 and December 31, 2017.
13.    Related Party Transactions
Cline Affiliates and Foresight Energy L.P.
Mr. Chris Cline, both individually and through another affiliate, Adena Minerals, LLC ("Adena"), owned a 31% interest in NRP (GP) LP, NRP's general partner ("NRP GP"), through May 9, 2017. On May 9, 2017, Adena sold its 31% limited partner interest in NRP GP to Great Northern Properties Limited Partnership (“GNPLP”) and Western Pocahontas Properties Limited Partnership ("WPPLP") (the “Adena Sale”). GNPLP and WPPLP are companies controlled by Corbin J. Robertson, the Chairman and Chief Executive Officer of GP Natural Resource Partners LLC (the general partner of NRP GP) (“GP LLC”). Upon closing of this transaction, NRP no longer considers the various companies affiliated with Chris Cline, including Foresight Energy to be affiliates of NRP. As a result, all transactions (including revenues, expenses and cash flows) after May 9, 2017 with the various companies affiliated with Chris Cline are considered to be third party transactions.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Revenues and expenses related to transactions with Foresight Energy are included in the Partnership's Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Revenues
Coal royalty and other	$8,022	$643	$15,070	$643
Coal royalty and other—affiliates	—	10,051	—	21,203
Transportation and processing services	4,968	4,146	10,351	4,146
Transportation and processing services—affiliate	—	1,374	—	6,013

Expenses
Operating and maintenance expense	$411	$285	$812	$285
Operating and maintenance expense—affiliates	—	117	—	452

Coal Royalty and Other Revenues
Various subsidiaries of Foresight Energy lease coal reserves from the Partnership. In addition, NRP owns a contractual overriding royalty interest at Foresight Energy's Sugar Camp mine in the Illinois Basin which provides for payments based upon production from specific tons at Foresight Energy's Sugar Camp operations on certain reserves owned by another affiliate of Chris Cline. This overriding royalty is accounted for as a financing arrangement. Revenues related to these transactions are included in Coal royalty and other revenues in the Partnership's Consolidated Statements of Comprehensive Income.

Transportation and Processing Services Revenues and Expenses

The Partnership owns transportation and processing infrastructure related to certain of its coal properties, including loadout and other transportation assets at Foresight Energy's Williamson and Macoupin mines in the Illinois Basin, for which it collects throughput fees. These fees are are included in Transportation and processing services revenues in the Partnership's Consolidated Statements of Comprehensive Income.

NRP is responsible for operating and maintaining the rail load out transportation assets at the Williamson mine and subcontracts the operating responsibilities to a subsidiary of Foresight Energy. Expenses related to these transactions with Foresight Energy are included in Operating and maintenance expenses in the Partnership's Consolidated Statements of Comprehensive Income.

In addition, NRP owns rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight Energy LP. While the Partnership owns coal reserves at the Williamson and Macoupin mines, it does not own coal reserves at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to third parties and NRP collects throughput fees, which are included in Transportation and processing services revenues in the Partnership's Consolidated Statements of Comprehensive Income.

NRP's Sugar Camp rail load out lease with a subsidiary of Foresight Energy is accounted for as a financing lease. The following table shows certain amounts related to NRP's Sugar Camp rail load out facility financing lease:

	June 30,	December 31,
(In thousands)	2018	2017
Projected remaining payments	$68,977	$71,452
Unearned income	26,695	28,366

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
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included in the Partnership's Consolidated Statement of Comprehensive Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Operating and maintenance expenses—affiliates	$1,727	$1,799	$3,634	$3,965
General and administrative—affiliates	849	852	1,780	1,976
During the three months ended June 30, 2018 and 2017, the Partnership recognized $2.3 million and $0.3 million in Operating and maintenance expenses—affiliates, respectively, on its Consolidated Statements of Comprehensive Income related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007 in which coal royalty revenues received from a third party by NRP are passed back to WPPLP. These charges were $2.9 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively.
At December 31, 2017, the Partnership had Other assets—affiliate from WPPLP on its Consolidated Balance Sheets related to a non-production royalty receivable from WPPLP for overriding royalty interest of $0.2 million.
The Partnership had Accounts payable—affiliates on its Consolidated Balance Sheets to QMC of $0.4 million and WPPLP of $1.1 million as of June 30, 2018 and to QMC of $0.4 million and WPPLP of $0.1 million as of December 31, 2017.
Quintana Capital Group GP, Ltd.
Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At June 30, 2018, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that was of the Partnership’s lessees in Tennessee. During the three months ended June 30, 2018, Corsa assigned its lease with NRP to a third party and is no longer deemed a related party.
Coal related revenues from Corsa totaled $0.2 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively. Coal related revenues from Corsa totaled $0.4 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the Partnership had Accounts receivable—affiliates totaling $0.1 million and $0.2 million from Corsa on its Consolidated Balance Sheets, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Quinwood Coal Company Royalty
In May 2017, a subsidiary of Alpha Natural Resources assigned two coal leases with us to Quinwood Coal Company ("Quinwood"), and entity wholly-owned by Corbin J. Robertson III. In connection with this lease assignment, Quinwood forfeited the historical recoupable balance related to this property. As a result, NRP recognized $0.9 million of deferred minimum payments received in prior periods from a subsidiary of Alpha as Coal royalty and other—affiliates revenue on its Consolidated Statements of Comprehensive Income during the three and six months ended June 30, 2017, respectively.
14.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues and other income for any of the periods presented below are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy	$12,990	11.7%	$16,255	17.1%	$25,421	12.7%	$32,046	17.5%
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
In July 2017, Anadarko filed a lawsuit against Opco and NRP Trona LLC alleging that the transactions conducted in 2013 triggered an acceleration of NRP's obligation under the purchase agreement with Anadarko to pay additional contingent consideration in full and demanded immediate payment of such amount, together with interest, court costs and attorneys’ fees. NRP does not believe the reorganization transactions triggered an obligation to pay any additional contingent consideration, and is vigorously defending this lawsuit. However, the ultimate outcome cannot be predicted with certainty given the early stage of this matter, and the Partnership estimates a possible range of loss between $0, if it prevails, and approximately $40 million plus interest, court costs and attorneys’ fees if Anadarko prevails and is awarded the full damages it seeks.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Foresight Energy Disputes
In November 2015, NRP filed a lawsuit against Hillsboro and has subsequently named Foresight Energy and certain of its other subsidiaries in that lawsuit. The lawsuit alleges, among other items, breach of contract by Hillsboro resulting from a wrongful declaration of force majeure at Hillsboro’s Deer Run mine, as well as alter-ego and tortious interference claims against Foresight Energy. In late March 2015, elevated carbon monoxide readings were detected at the Deer Run mine, and coal production at the mine was idled. In July 2015, Hillsboro declared a force majeure event under its lease with us, and Hillsboro has failed to make its contractually obligated minimum quarterly payments of $7.5 million since then. NRP believes the force majeure declaration by Hillsboro has no merit and is vigorously pursuing recovery against Hillsboro as well as against Foresight Energy and certain of its other subsidiaries. Hillsboro has made a counterclaim seeking a declaration that the lease terminated retroactively effective March 26, 2015. We believe there is no basis for termination of the lease, as substantial merchantable and mineable coal reserves remain at the Deer Run mine, and the lease will remain in full force and effect unless the Court ultimately declares the lease terminated. Hillsboro has failed to make $91.0 million of required quarterly minimum payments to NRP to date, and such amount will continue to increase by $7.5 million for each quarter with respect to which payment is not made. Additionally, approximately $15 million of interest on the unpaid amounts has accrued through July 31, 2018. A bench trial is currently set for October 22, 2018.
In April 2016, NRP filed a lawsuit against Macoupin Energy, LLC ("Macoupin"), a subsidiary of Foresight Energy, in Macoupin County, Illinois. The lawsuit alleges that Macoupin has failed to comply with the terms of its coal mining, rail loadout and rail loop leases by incorrectly recouping previously paid minimum royalties. As a result, Macoupin owes NRP approximately $10.1 million in improperly recouped minimum royalties through June 30, 2018.
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
Employees, consultants and non-employee directors of the Partnership, the General Partner, GP LLC and their affiliates are generally eligible to receive awards under the 2017 LTIP. The 2017 LTIP provides for the issuance of a variety of equity-based grants, including grants of (i) options, (ii) unit appreciation rights, (iii) restricted units, (iv) phantom units, (v) cash awards, (vi) performance awards, (vii) distribution equivalent rights, and (viii) other unit-based awards. The plan is administered by the Compensation, Nominating and Governance Committee of the Board, which will determine the terms and conditions of awards granted under the 2017 LTIP. The Partnership recognizes forfeitures for any awards issued under this plan as they occur.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Unit-Based Awards
Unit-based awards under the 2017 LTIP are generally issued to certain employees and non-employee directors of the Partnership. Awards granted to employees vest at the end of a three year period and awards granted to non-employee directors are immediately vested. Directors are given the option to take immediate issuance of the vested awards or defer such issuance until a later date. Upon deferral of issuance, such units will continue to accumulate DERs until issuance.
A summary of the activity during six months ended June 30, 2018 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2018	—	$—
Granted	75	$29.16
Fully vested and issued	(14)	$29.44
Forfeitures	—	$—
Outstanding at June 30, 2018	61	$29.10
The awards granted in the first quarter of 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of the 2017 LTIP awards granted during the period was $2.2 million, including awards granted to board members with a grant date fair value of $0.6 million which immediately vested and of which $0.4 million were issued. Total unit-based compensation expense associated with these awards was $0.2 million for the three months ended June 30, 2018 and $0.8 million for the six months ended June 30, 2018 and is included in General and administrative expense and Operating and maintenance expense in the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of June 30, 2018 is $1.4 million, which is to be recognized over a weighted-average period of 2.6 years.
17.    Subsequent Events
The following represents material events that have occurred subsequent to June 30, 2018 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Distributions Declared
On July 26, 2018, the Board of Directors of GP Natural Resource Partners LLC declared a distribution of $0.45 per common unit to be paid by the Partnership on August 14, 2018 to common unitholders of record on August 7, 2018. In addition, the Board declared a distribution on NRP's 12.0% Class A Convertible Preferred Units with respect to the second quarter totaling $7.5 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and six month periods ended June 30, 2018 and 2017 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Natural Resource Partners LP Annual Report on Form 10-K for the year ended December 31, 2017.
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment and net income attributable to non-controlling interest; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments.
Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. See Note 11. Debt for a description of Opco’s debt agreements.
Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

Distributable Cash Flow (Non-GAAP Financial Measure)
Our Distributable cash flow ("DCF") represents net cash provided by operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from sales of assets, including those included in discontinued operations, and return of long-term contract receivables (including affiliate); less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as Distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions to our common and preferred unitholders and our general partner and repay debt.
Free Cash Flow (Non-GAAP Financial Measure)
Our Free cash flow ("FCF") represents net cash provided by operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables (including affiliate); less maintenance and expansion capital expenditures, cash flow used in mitigation payments and acquisition costs classified as financing activities and distributions to non-controlling interest. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the Partnership's ability to make cash distributions to our common and preferred unitholders and our general partner and repay debt.
Introduction
The following discussion and analysis presents management's view of our business, financial condition and overall performance. Our discussion and analysis consists of the following subjects:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview
We are a diversified natural resource company engaged principally in the business of owning, operating, managing and leasing a portfolio of mineral properties in the United States, including interests in coal, soda ash from trona and other natural resources and operating a construction aggregates business. Our common units trade on the New York Stock Exchange under the symbol "NRP".
Our business is organized into three operating segments:
Coal Royalty and Other—consists primarily of coal royalty properties and coal-related transportation and processing assets. Other assets include aggregates, industrial mineral and oil and gas royalty properties and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and in the western United States. Our aggregates and industrial minerals are primarily located in a number of states across the United States. Our oil and gas royalty assets are primarily located in Louisiana and Pennsylvania.
Soda Ash—consists of our 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining operation and soda ash refinery, in the Green River Basin of Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash and distributes the soda ash both domestically and internationally to the glass and chemicals industries. We receive regular quarterly distributions from Ciner Wyoming.
Construction Aggregates—consists of our construction aggregates materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. The construction aggregates business operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.
Our 2018 year-to-date financial results by segment for the six months ended June 30, 2018 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
Revenues and other income	$106,313	$26,150	$67,612	$—	$200,075
Net income (loss) from continuing operations	$81,378	$26,150	$966	$(43,283)	$65,211
Adjusted EBITDA (1)	$91,227	$24,500	$7,030	$(7,599)	$115,158

Operating cash flow from continuing operations	$90,518	$22,403	$3,283	$(41,614)	$74,590
Investing cash flow from continuing operations	$1,842	$2,097	$(5,772)	$—	$(1,833)
Financing cash flow from continuing operations	$—	$—	$(515)	$(49,094)	$(49,609)
Distributable cash flow (1)	$92,360	$24,500	$(1,560)	$(41,614)	$73,686
Free cash flow (1)	$91,534	$24,500	$(3,089)	$(41,614)	$71,331

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.
Corporate and Financing includes functional corporate departments that do not earn revenues, such as interest and financing, corporate headquarters and overhead, centralized treasury and accounting and other corporate-level activity not specifically allocated to a segment.

Current Results/Market Commentary
Coal Royalty and Other Business Segment
Results in the first six months of 2018 were driven by consistent strength in both metallurgical and thermal coal markets. Metallurgical coal prices were approximately 20% higher during the first half of 2018 as compared to the first half of 2017 and approximately 7% higher over the last half of 2017, driven by continued supply constraints and worldwide steel production growth. Increased steel demand combined with a reduction in Chinese steel exports has led to higher steel prices and steel producer profit margins internationally, which supports higher prices for raw material inputs such as metallurgical coal and coke. Benefiting from higher metallurgical coal prices, we derived approximately 67% of our coal royalty revenues and approximately 54% of our coal royalty production from metallurgical coal during the six months ended June 30, 2018. For the remainder of 2018, we are monitoring ongoing trade and tariff negotiations in order to assess the associated risk to continued global economic growth. We currently expect metallurgical coal markets to remain stable due to supportive steel industry fundamentals combined with logistical and operational supply constraints across the industry.
Thermal coal export markets remain strong as a result of increased export demand from Asia and northern Europe. In addition, domestic thermal coal burn has increased as a result of warm weather conditions in the US, resulting in reduced utility coal stock piles. Longer term, we expect coal’s relative share of the electricity generation mix to decline due to low natural gas prices, continued coal fired power plant retirements and the availability of renewable generation.
Soda Ash Business Segment
Ciner Wyoming's results are primarily affected by the global supply of and demand for soda ash, which in turn directly impacts the prices Ciner Wyoming and other producers charge for its products. Demand for soda ash in the United States is driven in a large part by economic growth and activity levels in the end markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well-developed market for soda ash, we expect that domestic demand levels will remain stable for the near future. Because future United States capacity growth is expected to come from the four major producers in the Green River Basin, we also expect that U.S. supply levels will remain relatively stable in the near term.
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
While soda ash demand and Ciner Wyoming's sales prices remained stable during the first six months of 2018, production and sales volumes were lower than prior year due to unexpected repairs during a scheduled outage. These repairs were successfully completed and operations resumed prior to the end of the quarter. Ciner Wyoming's results during the first half of 2018 also included the litigation settlement of a royalty dispute that resulted in $12.7 million of income.
Construction Aggregates Business Segment
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
Overall operating results in the first six months of 2018 were consistent with prior year as additional revenue from increased construction project and energy sector activity was offset by higher operating costs. While revenues increased $6.6 million, or 11% over prior year as a result of higher sales volumes and prices from the additional construction project and energy sector activity, operating and maintenance costs increased $7.8 million, or 15% over the prior year primarily due to the increased production volume. Additionally, our Adjusted EBITDA margin declined from 13% to 10% due to higher diesel prices and the accelerated timing of certain repair and maintenance costs.

Results of Operations
Second Quarter of 2018 and 2017 Compared
Revenues and Other Income
The following table includes our revenues and other income by business segment for the three months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
Business Segment (In thousands)	2018	2017
Coal Royalty and Other	$54,069	$52,810	$1,259	2%
Soda Ash	16,529	8,389	8,140	97%
Construction Aggregates	40,451	33,732	6,719	20%
Total	$111,049	$94,931	$16,118	17%
The changes in revenue and other income is discussed for each of our business segments below:
Coal Royalty and Other
The table below presents coal production, coal royalty revenue per ton and coal royalty revenues (including affiliates) by major coal producing region and the significant categories of other revenues:

	Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except percent and per ton data)	2018	2017
Coal production (tons)
Appalachia
Northern	916	247	669	271%
Central	4,163	3,897	266	7%
Southern	396	690	(294)	(43)%
Total Appalachia	5,475	4,834	641	13%
Illinois Basin	739	734	5	1%
Northern Powder River Basin	808	910	(102)	(11)%
Total coal production	7,022	6,478	544	8%

Coal royalty revenue per ton
Appalachia
Northern	$3.52	$3.78	$(0.26)	(7)%
Central	5.65	5.05	0.60	12%
Southern	6.85	5.69	1.16	20%
Illinois Basin	4.72	4.06	0.66	16%
Northern Powder River Basin	2.25	2.62	(0.37)	(14)%
Combined average coal royalty revenue per ton	4.95	4.62	0.33	7%

Coal royalty revenues
Appalachia
Northern	$3,230	$933	$2,297	246%
Central	23,520	19,691	3,829	19%
Southern	2,712	3,927	(1,215)	(31)%
Total Appalachia	29,462	24,551	4,911	20%
Illinois Basin	3,485	2,978	507	17%
Northern Powder River Basin	1,815	2,384	(569)	(24)%
Unadjusted coal royalty revenue	34,762	29,913	4,849	16%
Coal royalty adjustment for minimum leases(1) (2)	(3,355)	—	(3,355)	(100)%
Total coal royalty revenue	$31,407	$29,913	$1,494	5%

Other revenues			—
Production lease minimum revenue (1) (3)	$102	$7,547	$(7,445)	(99)%
Minimum lease straight-line revenue (1) (2)	6,769	—	6,769	100%
Property tax revenue	1,523	1,100	423	38%
Wheelage revenue	1,641	1,025	616	60%
Coal overriding royalty revenue	3,702	1,885	1,817	96%
Aggregates royalty revenues	1,572	1,452	120	8%
Oil and gas royalty revenues	1,354	924	430	47%
Other	829	260	569	219%
Total other revenues	17,492	14,193	3,299	23%
Coal royalty and other	48,899	44,106	4,793	11%
Transportation and processing services	5,002	5,520	(518)	(9)%
Gain on asset sales, net	168	3,184	(3,016)	(95)%
Total coal royalty and other segment revenues and other income	$54,069	$52,810	$1,259	2%

(1)
These line items were impacted by the adoption of the new revenue recognition standard effective January 1, 2018. The total impact of the adoption of this standard in the three months ended June 30, 2018 was a net decrease of $2.0 million in coal royalty and other income. Refer to Note 1. Basis of Presentation for the overall impact of the adoption of the new revenue recognition standard on our consolidated financial statements and Note 2. Revenue Recognition for further discussion on changes in our revenue recognition policies as a result of this adoption.

(2)
Coal royalty adjustment for minimum leases of $(3.4) million represents coal royalty revenues from production that do not exceed minimum lease straight line revenue. This amount was offset by $6.8 million of minimum lease straight-line revenue.

(3)
Production lease minimum revenue decreased by $5.4 million as a result of the new revenue recognition standard. The remaining decrease is due to greater expiration of minimums in the prior year period.

Coal Royalty Revenue
Coal royalty revenues increased $1.5 million, or 5%, from $29.9 million in the three months ended June 30, 2017 to $31.4 million in the three months ended June 30, 2018 primarily driven by increased metallurgical coal prices and production in the second quarter of 2018 as compared to the second quarter of 2017.
Other Revenues
Total other revenues increased $3.3 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 as a result of higher overriding royalty revenue and wheelage from the production of non-NRP coal due to the temporary relocation of certain production off of NRP's coal reserves in the Illinois Basin.
Gain on Asset Sales, Net
Gain on asset sales, net for the segment decreased $3.0 million, or 95%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Gain on asset sales, net during the three months ended June 30, 2017 related to sales of aggregates royalty properties. There were no material asset sales during the three months ended June 30, 2018.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $8.1 million, or 97%, from $8.4 million in the three months ended June 30, 2017 to $16.5 million in the three months ended June 30, 2018. This increase was primarily as a result of Ciner Wyoming's litigation settlement of a royalty dispute that resulted in $12.7 million of income, partially offset by a $4.6 million decrease primarily due to unexpected repairs during a scheduled outage in May 2018 that resulted in lower production and sales. This repair was successfully completed and operations resumed prior to the end of the quarter.
Construction Aggregates
The table below presents major sources of Construction Aggregates revenues:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Crushed stone, sand and gravel	$18,070	$14,149	$3,921	28%
Delivery and fuel income	11,678	9,141	2,537	28%
Other	4,485	4,073	412	10%
Total construction aggregates revenues	$34,233	$27,363	$6,870	25%
Road construction and asphalt paving services	6,176	6,192	(16)	—%
Gain on asset sales, net	42	177	(135)	(76)%
Total construction aggregates revenues and other income	$40,451	$33,732	$6,719	20%
Total construction aggregates revenues and other income increased $6.7 million, or 20%, from $33.7 million in the three months ended June 30, 2017 to $40.5 million in the three months ended June 30, 2018. This increase is primarily due to higher production and sales of crushed stone, gravel and sand compared to the prior year period as a result of an increase in construction projects and increased activity in the energy sector. However, overall Construction Aggregates segment operating results in the three months ended June 30, 2018 were consistent with the prior year period as increased construction project and energy sector activity in the markets we serve were offset by higher operating costs. As further described below, operating and maintenance costs increased $6.4 million compared to the prior year period primarily due to the increased production volume and our Adjusted EBITDA margins declined from 17% to 15% due to higher diesel prices and the accelerated timing of certain and repair and maintenance costs.

Operating and Other Expenses
The table below presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Operating expenses
Operating and maintenance expenses (including affiliates)	$42,366	$33,239	$9,127	27%
Depreciation, depletion and amortization (including affiliates)	8,563	8,405	158	2%
General and administrative (including affiliates)	3,263	2,883	380	13%
Total operating expenses	$54,192	$44,527	$9,665	22%

Interest expense, net	$(17,734)	$(20,308)	$2,574	13%
Debt modification expense	—	(132)	132	100%
Loss on extinguishment of debt	—	(4,107)	4,107	100%
Other expense, net	$(17,734)	$(24,547)	$6,813	28%
Total operating expenses increased $9.7 million, or 22%, from $44.5 million in the three months ended June 30, 2017 to $54.2 million in the three months ended June 30, 2018. This increase is primarily related to the following:

•
Operating and maintenance expenses (including affiliate) increased $9.1 million, or 27% quarter-over-quarter and include the costs to operate our Construction Aggregates business and costs to manage our Coal Royalty and Other segment.

◦
Construction Aggregates segment operating and maintenance expenses primarily consist of delivery and fuel, production costs, repair and maintenance, labor costs and utilities. Operating and maintenance costs for this segment increased $6.4 million, or 23%, from $27.8 million in the three months ended June 30, 2017 to $34.2 million in the three months ended June 30, 2018 primarily as a result of higher delivery fees and production costs from the increased production activity, higher repair and maintenance expense due to timing and higher fuel costs as a result of increased diesel prices.

◦
Coal Royalty and Other segment operating and maintenance expenses primarily consist of property taxes, legal, royalty and employee related costs. Operating and maintenance costs for this segment increased $2.7 million, or 50%, from $5.4 million in the three months ended June 30, 2017 to $8.1 million in the three months ended June 30, 2018 primarily as a result of increased overriding royalty interest fees.

Total other expenses decreased $6.8 million, or 28%, from $24.5 million in the three months ended June 30, 2017 to $17.7 million in the three months ended June 30, 2018. This decrease is primarily related to the following:

•	Interest expense, net decreased primarily due to lower principal balances during the second quarter of 2018 as a result of progress made to repay debt.

•	Loss on extinguishment of debt in the three months ended June 30, 2017 resulted from the 4.563% premium paid to redeem the 2018 Senior Notes in April 2017.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the three months ended June 30, 2018 and 2017:

	Operating Segments
For the Three Months Ended (in thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2018
Net income (loss) from continuing operations	$40,650	$16,529	$2,941	$(20,997)	$39,123
Less: equity earnings from unconsolidated investment	—	(16,529)	—	—	(16,529)
Less: net income attributable to non-controlling interest	(869)	—	—	—	(869)
Add: total distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense, net	—	—	—	17,734	17,734
Add: depreciation, depletion and amortization	5,376	—	3,187	—	8,563
Adjusted EBITDA	$45,157	$12,250	$6,128	$(3,263)	$60,272

June 30, 2017
Net income (loss) from continuing operations	$42,084	$8,389	$2,636	$(27,252)	$25,857
Less: equity earnings from unconsolidated investment	—	(8,389)	—	—	(8,389)
Add: total distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense, net	—	—	178	20,130	20,308
Add: debt modification expense	—	—	—	132	132
Add: loss on extinguishment of debt	—	—	—	4,107	4,107
Add: depreciation, depletion and amortization	5,375	—	3,030	—	8,405
Adjusted EBITDA	$47,459	$12,250	$5,844	$(2,883)	$62,670
Adjusted EBITDA decreased $2.4 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily as a result of the following:

•	Coal Royalty and Other segment Adjusted EBITDA decreased $2.3 million primarily as a result of the $3.2 million gain on asset sales recognized in the second quarter of 2017.

•
Construction Aggregates segment Adjusted EBITDA increased $0.3 million as a result of higher production and sales of crushed stone, gravel and sand, partially offset by an increase in operating expenses as discussed above.

•	Corporate and Financing Adjusted EBITDA decreased $0.4 million as a result of the increase in G&A expenses as discussed above.

Distributable Cash Flow and Free Cash Flow (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (in thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$51,725	$12,250	$486	$(10,082)	$54,379
Net cash provided by (used in) investing activities of continuing operations	699	—	(2,359)	—	$(1,660)
Net cash used in financing activities of continuing operations	—	—	(466)	(20,430)	$(20,896)

June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$38,537	$9,862	$5,476	$(18,770)	$35,105
Net cash provided by (used in) investing activities of continuing operations	2,888	2,388	(2,539)	—	2,737
Net cash provided by (used in) financing activities of continuing operations	17	—	(1,000)	(109,021)	(110,004)

The following table reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to Distributable cash flow ("DCF") and Free cash flow ("FCF") for the three months ended June 30, 2018 and 2017:

	Operating Segments
For the Three Months Ended (in thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$51,725	$12,250	$486	$(10,082)	$54,379
Add: proceeds from sale of assets	170	—	54	—	224
Add: return on long-term contract receivables	529	—	—	—	529
Less: maintenance capital expenditures	—	—	(2,291)	—	(2,291)
Distributable cash flow	$52,424	$12,250	$(1,751)	$(10,082)	$52,841
Less: proceeds from the sale of assets	(170)	—	(54)	—	(224)
Less: expansion capital expenditures	—	—	(122)	—	(122)
Less: mitigation payments and acquisition costs classified as financing activities	—	—	(466)	—	(466)
Free cash flow	$52,254	$12,250	$(2,393)	$(10,082)	$52,029

June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$38,537	$9,862	$5,476	$(18,770)	$35,105
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,388	—	—	2,388
Add: proceeds from sale of assets	1,292	—	363	—	1,655
Add: return on long-term contract receivables (including affiliates)	1,597	—	—	—	1,597
Less: maintenance capital expenditures	—	—	(2,415)	—	(2,415)
Distributable cash flow	$41,426	$12,250	$3,424	$(18,770)	$38,330
Less: proceeds from the sale of assets	(1,292)	—	(363)	—	(1,655)
Less: expansion capital expenditures	—	—	(488)	—	(488)
Less: mitigation payments and acquisition costs classified as financing activities	—	—	(1,000)	—	(1,000)
Free cash flow	$40,134	$12,250	$1,573	$(18,770)	$35,187
DCF and FCF increased $14.5 million and $16.8 million, respectively, in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase is due primarily to the following:

•
Coal Royalty and Other segment DCF increased $11.0 million and FCF increased $12.1 million as a result of the timing of cash receipts from both coal royalty production and minimums and property tax reimbursements.

•	Construction Aggregates segment DCF decreased $5.2 million and FCF decreased $4.0 million primarily due to the timing of certain operating payments.

•	Corporate and Financing DCF and FCF increased $8.7 million primarily as a result of interest payments made in 2017 on NRP's 9.125% Senior Notes that were fully repaid in the fourth quarter of 2017.

Results of Operations
First Six Months of 2018 and 2017 Compared
Revenues and Other Income
The following table shows our revenues and other income by business segment for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
Business Segment (In thousands)	2018	2017
Coal Royalty and Other	$106,313	$103,977	$2,336	2%
Soda Ash	26,150	18,683	7,467	40%
Construction Aggregates	67,612	60,968	6,644	11%
Total	$200,075	$183,628	$16,447	9%
The changes in revenues and other income for each business segment are discussed below:
Coal Royalty and Other
The table below presents coal production, coal royalty revenue per ton and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other revenues:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2018	2017
Coal production (tons)
Appalachia
Northern	1,141	1,454	(313)	(22)%
Central	7,709	7,597	112	1%
Southern	942	1,253	(311)	(25)%
Total Appalachia	9,792	10,304	(512)	(5)%
Illinois Basin	1,482	2,751	(1,269)	(46)%
Northern Powder River Basin	2,041	1,859	182	10%
Total coal production	13,315	14,914	(1,599)	(11)%

Coal royalty revenue per ton
Appalachia
Northern	$3.76	$1.06	$2.70	255%
Central	5.68	5.25	0.43	8%
Southern	7.03	6.03	1.00	17%
Illinois Basin	4.43	3.50	0.93	27%
Northern Powder River Basin	2.24	2.63	(0.39)	(15)%
Combined average coal royalty revenue per ton	4.94	4.26	0.68	16%

Coal royalty revenues
Appalachia
Northern	$4,296	$1,540	$2,756	179%
Central	43,752	39,875	3,877	10%
Southern	6,626	7,559	(933)	(12)%
Total Appalachia	54,674	48,974	5,700	12%
Illinois Basin	6,560	9,624	(3,064)	(32)%
Northern Powder River Basin	4,580	4,882	(302)	(6)%
Unadjusted coal royalty revenue	65,814	63,480	2,334	4%
Coal royalty adjustment for minimum leases (1) (2)	(5,716)	—	(5,716)	(100)%
Total coal royalty revenue	$60,098	$63,480	$(3,382)	(5)%

Other revenues
Production lease minimum revenue (1) (3)	$527	$12,743	$(12,216)	(96)%
Minimum lease straight-line revenue (1) (2)	13,529	—	13,529	100%
Property tax revenue	2,705	3,798	(1,093)	(29)%
Wheelage revenue	3,615	2,292	1,323	58%
Coal overriding royalty revenue	6,574	2,709	3,865	143%
Aggregates royalty revenues	2,663	2,696	(33)	(1)%
Oil and gas royalty revenues	4,252	2,415	1,837	76%
Other	1,146	472	674	143%
Total other revenues	$35,011	$27,125	$7,886	29%
Coal royalty and other	95,109	90,605	4,504	5%
Transportation and processing services	10,385	10,159	226	2%
Gain on asset sales, net	819	3,213	(2,394)	(75)%
Total coal royalty and other segment revenues and other income	$106,313	$103,977	$2,336	2%

(1)
These line items were impacted by the adoption of the new revenue recognition standard in the first quarter of 2018. The total impact of the adoption of this standard in the six months ended June 30, 2018 was a net decrease of $3.7 million in coal royalty and other income. Refer to Note 1. Basis of Presentation for the overall impact on our consolidated financial statements and Note 2. Revenue Recognition for further discussion on changes in our revenue recognition policies.

(2)
Coal royalty adjustment for minimum leases of $(5.7) million represents royalty revenues from production that do not exceed minimum lease straight line revenue. This amount was offset by $13.5 million of minimum lease straight-line revenue.

(3)
Production lease minimum revenue decreased by $11.5 million as a result of the new revenue recognition standard. The remaining decrease is due to greater expiration of minimums in the prior year period.

Coal Royalty Revenue
Coal royalty revenues decreased $3.4 million, or 5%, from $63.5 million in the six months ended June 30, 2017 to $60.1 million in the six months ended June 30, 2018 primarily driven by the $5.7 million decrease in coal royalty revenue related to minimum leases as discussed above. Coal royalty revenue was also impacted by the following:

•
Appalachia: Coal royalty revenue increased $5.7 million in this region as a result of higher metallurgical and thermal coal prices and higher metallurgical coal production, partially offset by lower thermal coal production.

•
Illinois Basin: Lower production in this region led to a $3.1 million decrease in coal royalty revenue. The decreased production was primarily a result of the temporary relocation of certain production off of NRP's coal reserves. However, the decrease in coal royalty revenue was more than offset by a $4.4 million increase in overriding royalty revenue and wheelage primarily associated with the production of non-NRP coal.

Other Revenues
Total other revenues increased $7.9 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of the temporary relocation of certain production off of NRP's coal reserves in the Illinois Basin as described above, in exchange for overriding royalty revenue and wheelage from the production of non-NRP coal in addition to increased performance of our natural gas royalty properties.
Gain on Asset Sales, Net
Gain on asset sales, net for the segment decreased $2.4 million, or 75%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Asset sale gains during the six months ended June 30, 2017 included sales of aggregates royalty properties and condemnation payments for a net of $3.2 million. There were no material sales during the six months ended June 30, 2018.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $7.5 million, or 40%, from $18.7 million in the six months ended June 30, 2017 to $26.2 million in the six months ended June 30, 2018. This increase was primarily as a result of Ciner Wyoming's litigation settlement of a royalty dispute that resulted in $12.7 million of income, partially offset by a $5.2 million decrease primarily due to unexpected repairs during a scheduled outage in May 2018 that resulted in lower production and sales. This repair was successfully completed and operations resumed prior to the end of the quarter.
Construction Aggregates
The table below presents the major sources of Construction Aggregates revenues:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Crushed stone, sand and gravel	$31,809	$27,655	$4,154	15%
Delivery and fuel income	21,761	17,842	3,919	22%
Other	7,087	7,349	(262)	(4)%
Total construction aggregates revenues	$60,657	$52,846	$7,811	15%
Road construction and asphalt paving services	6,904	7,930	(1,026)	(13)%
Gain on asset sales, net	51	192	(141)	(73)%
Total construction aggregates revenues and other income	$67,612	$60,968	$6,644	11%
Total construction aggregates revenues and other income increased $6.6 million, or 11%, from $61.0 million in the six months ended June 30, 2017 to $67.6 million in the six months ended June 30, 2018. Crushed stone, sand and gravel revenues increased $4.2 million primarily due to increased construction project and energy sector activity. However, overall Construction Aggregates segment operating results in the first six months of 2018 were consistent with prior year as this additional revenue was offset by higher operating costs. As further described below, operating and maintenance costs increased $7.8 million compared to the prior period primarily due to the increased production volume and our Adjusted EBITDA margin declined from 13% to 10% due to higher diesel prices and the accelerated timing of certain repair and maintenance costs.

While delivery and fuel income increased $3.9 million, this revenue was fully offset by higher delivery and fuel costs. Our road construction and asphalt paving services revenue decreased $1.0 million primarily as a result of unfavorable weather during the first quarter of 2018.
Operating and Other Expenses
The table below presents the significant categories of our consolidated operating and other expenses:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Operating expenses
Operating and maintenance expenses (including affiliates)	$74,799	$65,422	$9,377	14%
Depreciation, depletion and amortization (including affiliates)	16,520	18,897	(2,377)	(13)%
General and administrative (including affiliates)	7,599	10,085	(2,486)	(25)%
Asset impairments	242	1,778	(1,536)	(86)%
Total operating expenses	$99,160	$96,182	$2,978	3%

Interest expense, net	$(35,704)	$(43,432)	$7,728	18%
Debt modification expense	—	(7,939)	7,939	100%
Loss on extinguishment of debt	—	(4,107)	4,107	100%
Other expense, net	$(35,704)	$(55,478)	$19,774	36%
Total operating expenses increased $3.0 million, or 3%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the following:

•
Operating and maintenance expenses (including affiliate) increased $9.4 million, or 14%, from $65.4 million in the six months ended June 30, 2017 to $74.8 million in the six months ended June 30, 2018.

◦
Construction Aggregates segment operating and maintenance expenses increased $7.8 million, or 15%, from $52.6 million in the six months ended June 30, 2017 to $60.5 million in the six months ended June 30, 2018 primarily as a result of higher delivery fees and production costs from the increased production activity, higher repair and maintenance expense due to timing and higher fuel costs as a result of increased diesel prices.

◦
Coal Royalty and Other segment operating and maintenance expenses increased $1.5 million, or 12%, from $12.8 million in the six months ended June 30, 2017 to $14.3 million in the six months ended June 30, 2018 primarily as a result of increased overriding royalty interest fees partially offset by lower property tax expense.

•	DD&A expense decreased primarily due to lower coal production in the Illinois Basin.

•
G&A expense decreased primarily due to performance-based awards that vested in March 2017 following the completion of our recapitalization transactions, partially offset by an increase due to our long-term incentive awards as a result of in an increase in our unit-price period-over-period and expense related to equity awards that were granted in 2018.

•	Asset impairments in the six months ended June 30, 2017 related to our timber assets. There were no material asset impairments in the six months ended June 30, 2018.
Total other expenses decreased $19.8 million, or 36%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the following:

•	Interest expense, net decreased primarily due to lower debt balances during the first half of 2018 as a result of progress made to repay debt.

•	Debt modification expense in the six months ended June 30, 2017 resulted from the exchange of $241 million of our 2018 Senior Notes for 2022 Senior Notes.

•	Loss on extinguishment of debt in the six months ended June 30, 2017 resulted from the 4.563% premium paid to redeem the 2018 Senior Notes in April 2017.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the six months ended June 30, 2018 and 2017:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2018
Net income (loss) from continuing operations	$81,378	$26,150	$966	$(43,283)	$65,211
Less: equity earnings from unconsolidated investment	—	(26,150)	—	—	(26,150)
Less: net income attributable to non-controlling interest	(869)	—	—	—	(869)
Add: total distributions from unconsolidated investment	—	24,500	—	—	24,500
Add: interest expense, net	—	—	20	35,684	35,704
Add: depreciation, depletion and amortization	10,476	—	6,044	—	16,520
Add: asset impairments	242	—	—	—	242
Adjusted EBITDA	$91,227	$24,500	$7,030	$(7,599)	$115,158

June 30, 2017
Net income (loss) from continuing operations	$77,178	$18,683	$1,097	$(64,990)	$31,968
Less: equity earnings from unconsolidated investment	—	(18,683)	—	—	(18,683)
Add: total distributions from unconsolidated investment	—	24,500	—	—	24,500
Add: interest expense, net	—	—	573	42,859	43,432
Add: debt modification expense	—	—	—	7,939	7,939
Add: loss on extinguishment of debt	—	—	—	4,107	4,107
Add: depreciation, depletion and amortization	12,348	—	6,549	—	18,897
Add: asset impairments	1,778	—	—	—	1,778
Adjusted EBITDA	$91,304	$24,500	$8,219	$(10,085)	$113,938
Adjusted EBITDA increased $1.2 million, or 1%, from $113.9 million in the six months ended June 30, 2017 to $115.2 million in the six months ended June 30, 2018 primarily as a result of the following:

•
Coal Royalty and Other Adjusted EBITDA decreased $0.1 million primarily as a result of the decrease in gain on sale of assets and increases in operating and maintenance expenses as discussed above. These decreases were partially offset by the increase in coal royalty and other revenues and decrease in DD&A as discussed above.

•
Construction Aggregates segment Adjusted EBITDA decreased $1.2 million as a result of the increase in operating expenses as discussed above, partially offset by higher production and sales of crushed stone, gravel and sand.

•	Corporate and Financing Adjusted EBITDA increased $2.5 million as a result of the decrease in general and administrative expenses as discussed above.

Distributable Cash Flow and Free Cash Flow (Non-GAAP Financial Measure)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$90,518	$22,403	$3,283	$(41,614)	$74,590
Net cash provided by (used in) investing activities of continuing operations	1,842	2,097	(5,772)	—	(1,833)
Net cash used in financing activities of continuing operations	—	—	(515)	(49,094)	(49,609)

June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$76,469	$22,112	$9,522	$(52,509)	$55,594
Net cash provided by (used in) investing activities of continuing operations	2,894	2,388	(4,613)	—	669
Net cash provided by (used in) financing activities of continuing operations	33	—	(1,096)	(54,788)	(55,851)

The following table reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
June 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$90,518	$22,403	$3,283	$(41,614)	$74,590
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	—	—	2,097
Add: proceeds from sale of assets	826	—	85	—	911
Add: return on long-term contract receivables	1,016	—	—	—	1,016
Less: maintenance capital expenditures	—	—	(4,928)	—	(4,928)
Distributable cash flow	$92,360	$24,500	$(1,560)	$(41,614)	$73,686
Less: proceeds from the sale of assets	(826)	—	(85)	—	(911)
Less: expansion capital expenditures	—	—	(929)	—	(929)
Less: mitigation payments and acquisition costs classified as financing activities	—	—	(515)	—	(515)
Free cash flow	$91,534	$24,500	$(3,089)	$(41,614)	$71,331

June 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$76,469	$22,112	$9,522	$(52,509)	$55,594
Add: return of equity from unconsolidated investment	—	2,388	—	—	$2,388
Add: proceeds from sale of assets	883	—	385	—	$1,268
Add: return on long-term contract receivables (including affiliates)	2,011	—	—	—	$2,011
Less: maintenance capital expenditures	—	—	(4,384)	—	(4,384)
Distributable cash flow	$79,363	$24,500	$5,523	$(52,509)	$56,877
Less: proceeds from the sale of assets	(883)	—	(385)	—	(1,268)
Less: expansion capital expenditures	—	—	(614)	—	(614)
Less: mitigation payments and acquisition costs classified as financing activities	—	—	(1,096)	—	(1,096)
Free cash flow	$78,480	$24,500	$3,428	$(52,509)	$53,899

DCF and FCF increased $16.8 million and $17.4 million, respectively, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase is due primarily to the following:

•
Coal Royalty and Other segment DCF increased $13.0 million and FCF increased $13.1 million as a result of the timing of cash receipts from both coal royalty production and minimums and property tax reimbursements.

•	Construction Aggregates segment DCF decreased $7.1 million and FCF decreased $6.5 million primarily due to the timing of certain operating payments.

•	Corporate and Financing DCF and FCF increased $10.9 million primarily as a result of lower G&A payments and lower cash paid for interest year-over-year.

Liquidity and Capital Resources
Current Liquidity
As of June 30, 2018, we had total liquidity of $108.0 million, consisting of $53.0 million of cash and cash equivalents and $55.0 million in borrowing capacity under our Opco Credit Facility. We remain focused on further reducing our debt and improving our liquidity metrics.
Cash Flows
Cash flows provided by operating activities increased $19.1 million, from $55.1 million in the six months ended June 30, 2017 to $74.1 million in the six months ended June 30, 2018 primarily related to increased operating cash flows in our Coal Royalty and Other segment as a result of the timing of cash receipts from both coal royalty production and minimums and property tax reimbursements in addition to lower G&A payments and lower cash paid for interest on our debt. These increased cash flows were partially offset by lower cash provided by operating activities in our Construction Aggregates segment primarily due to the timing of certain operating payments.
Cash flows used in investing activities increased $2.7 million, from $0.9 million provided in the six months ended June 30, 2017 to $1.8 million used in the six months ended June 30, 2018 primarily due to higher capital expenditures within our Construction Aggregates segment and lower return of long-term contract receivable in our Coal Royalty and Other segment.
Cash flows used in financing activities decreased $6.4 million, from $55.5 million in the six months ended June 30, 2017 to $49.2 million in the six months ended June 30, 2018 primarily due to the decrease in debt repayments year-over-year and the debt issue costs incurred in the first quarter of 2017 related to the March 2017 recapitalization transactions. These decreases in cash outflows were partially offset by the proceeds received related to the March 2017 recapitalization transactions, a $14.0 million increase in preferred unit distributions and the $8.8 million PIK Unit redemption in the six months ended June 30, 2018.
Capital Expenditures
On an annual basis, we generally fund most of our capital expenditures, excluding any significant property acquisitions, with cash generated from operations, and if required, borrowings under our revolving credit facility. We budget these expenditures based on our projected cash flows for the year. A portion of the capital expenditures associated with our construction aggregates segment are maintenance capital expenditures, which are capital expenditures made to maintain the long-term production capacity of those businesses. Expansion capital expenditures are made to increase productive capacity.
Capital Resources and Obligations
Debt
We had the following debt outstanding:

(In thousands)	June 30, 2018	December 31, 2017
Current portion of long-term debt, net	$75,188	$79,740
Long-term debt, net	723,147	729,608
Total debt, net	$798,335	$809,348
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
Summary of Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 include estimates surrounding our implementation of the new revenue recognition standard. We evaluate the total cash flows expected under each lease to determine the likelihood that consideration received from our lessees resulting from coal production would exceed consideration received from minimum payments over the lease term. As a result of the evaluation, we either recognize revenue on our coal and aggregates royalty leases based on production or minimum payments as further described in Note 2. Revenue Recognition.
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
We also have market risk related to prices for our aggregates products, and those prices are primarily driven by economic conditions in the local markets in which the products are sold.
The market price of soda ash and energy costs directly affects the profitability of Ciner Wyoming’s operations. If the market price for soda ash declines, Ciner Wyoming’s sales will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile and are likely to remain volatile in the future. In order to mitigate the risk of energy cost fluctuations, Ciner Wyoming hedges a portion of its forecasted natural gas purchases by entering into physical or financial hedges.
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At June 30, 2018, we had $95.0 million outstanding in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.0 million, assuming the same principal amount remained outstanding during the year.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2018 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.
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

Date: August 9, 2018
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 9, 2018
	By:	/s/ JENNIFER L. ODINET
Jennifer L. Odinet
Chief Accounting Officer
(Principal Accounting Officer)