Form 10-Q
period 2018-09-30
NATURAL RESOURCE PARTNERS LP
filed 2018-11-09
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 2, 2018 there were 12,245,920 Common Units outstanding.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except unit data)	2018	2017
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$63,387	$29,827
Accounts receivable, net	55,734	47,026
Accounts receivable—affiliates	22	161
Inventory	9,572	7,553
Prepaid expenses and other	4,665	5,838
Current assets of discontinued operations	988	991
Total current assets	134,368	91,396
Land	24,809	25,247
Plant and equipment, net	48,148	46,170
Mineral rights, net	869,106	883,885
Intangible assets, net	46,998	49,554
Equity in unconsolidated investment	242,901	245,433
Long-term contracts receivable	39,416	40,776
Other assets	6,188	6,547
Other assets—affiliate	—	156
Total assets	$1,411,934	$1,389,164
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$7,467	$6,957
Accounts payable—affiliates	608	562
Accrued liabilities	14,005	16,890
Accrued liabilities—affiliates	—	515
Accrued interest	5,540	15,484
Current portion of deferred revenue	1,403	—
Current portion of long-term debt, net	75,201	79,740
Current liabilities of discontinued operations	—	401
Total current liabilities	104,224	120,549
Deferred revenue	40,885	100,605
Long-term debt, net	716,514	729,608
Other non-current liabilities	1,958	2,808
Other non-current liabilities—affiliate	—	346
Total liabilities	863,581	953,916
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (250,000 and 258,844 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively, at $1,000 par value per unit; liquidation preference of $1,500 per unit)	164,587	173,431
Partners’ capital
Common unitholders’ interest (12,245,920 and 12,232,006 units issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	319,673	199,851
General partner’s interest	4,293	1,857
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(4,081)	(3,313)
Total partners’ capital	386,701	265,211
Non-controlling interest	(2,935)	(3,394)
Total capital	383,766	261,817
Total liabilities and capital	$1,411,934	$1,389,164
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2018	2017	2018	2017
Revenues and other income
Coal royalty and other	$42,459	$43,507	$134,428	$111,269
Coal royalty and other—affiliates	59	335	484	23,178
Transportation and processing services	6,853	5,571	17,238	9,717
Transportation and processing services—affiliate	—	—	—	6,013
Construction aggregates	30,398	29,553	91,055	82,399
Road construction and asphalt paving services	6,250	5,157	13,154	13,087
Equity in earnings of Ciner Wyoming	8,836	8,993	34,986	27,676
Gain on asset sales, net	163	171	1,033	3,576
Total revenues and other income	$95,018	$93,287	$292,378	$276,915
Operating expenses
Operating and maintenance expenses	$35,134	$32,441	$103,403	$93,089
Operating and maintenance expenses—affiliates	2,414	2,154	8,944	6,928
Depreciation, depletion and amortization	8,221	8,306	24,741	26,195
Amortization expense—affiliate	—	—	—	1,008
General and administrative	2,249	2,648	8,068	10,757
General and administrative—affiliates	934	1,207	2,714	3,183
Asset impairments	—	—	242	1,778
Total operating expenses	$48,952	$46,756	$148,112	$142,938

Income from operations	$46,066	$46,531	$144,266	$133,977
Other expense, net
Interest expense, net	$(17,501)	$(20,032)	$(53,205)	$(63,464)
Debt modification expense	—	—	—	(7,939)
Loss on extinguishment of debt	—	—	—	(4,107)
Total other expense, net	$(17,501)	$(20,032)	$(53,205)	$(75,510)

Net income from continuing operations	$28,565	$26,499	$91,061	$58,467
Loss from discontinued operations	(24)	(433)	(72)	(507)
Net income	$28,541	$26,066	$90,989	$57,960
Net loss (income) attributable to non-controlling interest	359	—	(510)	—
Net income attributable to NRP	$28,900	$26,066	$90,479	$57,960
Less: income attributable to preferred unitholders	(7,500)	(7,650)	(22,500)	(17,688)
Net income attributable to common unitholders and general partner	$21,400	$18,416	$67,979	$40,272

Net income attributable to common unitholders	$20,972	$18,046	$66,619	$39,466
Net income attributable to the general partner	$428	$370	$1,360	$806

Income from continuing operations per common unit (see Note 5)
Basic	$1.71	$1.51	$5.45	$3.27
Diluted	$1.30	$1.08	4.06	2.67
Net income per common unit (see Note 5)
Basic	$1.71	$1.48	$5.44	$3.23
Diluted	$1.30	$1.07	4.06	2.65

Net income	$28,541	$26,066	$90,989	$57,960
Comprehensive income (loss) from unconsolidated investment and other	791	(268)	(768)	(1,413)
Comprehensive income	$29,332	$25,798	$90,221	$56,547
Comprehensive loss (income) attributable to non-controlling interest	359	—	(510)	—
Comprehensive income attributable to NRP	$29,691	$25,798	$89,711	$56,547
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard (See Note 2)	—	69,057	1,409	—	—	70,466	—	70,466
Net income (1)	—	88,669	1,810	—	—	90,479	510	90,989
Distributions to common unitholders and general partner	—	(16,526)	(337)	—	—	(16,863)	—	(16,863)
Distributions to preferred unitholders	—	(22,310)	(455)	—	—	(22,765)	—	(22,765)
Issuance of unit-based awards	14	410	—	—	—	410	—	410
Unit-based awards amortization and vesting	—	472	—	—	—	472	—	472
Comprehensive income (loss) from unconsolidated investment and other	—	50	9	—	(768)	(709)	(51)	(760)
Balance at September 30, 2018	12,246	$319,673	$4,293	$66,816	$(4,081)	$386,701	$(2,935)	$383,766

(1)
Net income includes $22.5 million attributable to Preferred Unitholders that accumulated during the period, of which $22.1 million is allocated to the common unitholders and $0.5 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$90,989	$57,960
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	24,741	26,195
Amortization expense—affiliate	—	1,008
Distributions from unconsolidated investment	34,653	31,104
Equity earnings from unconsolidated investment	(34,986)	(27,676)
Gain on asset sales, net	(1,033)	(3,576)
Debt modification expense	—	7,939
Loss on extinguishment of debt	—	4,107
Loss from discontinued operations	72	507
Asset impairments	242	1,778
Unit-based compensation expense	1,226	(23)
Amortization of debt issuance costs and other	2,541	6,547
Other—affiliates	(190)	(974)
Change in operating assets and liabilities:
Accounts receivable	(7,004)	508
Accounts receivable—affiliates	139	285
Accounts payable	670	730
Accounts payable—affiliates	46	(270)
Accrued liabilities	(1,984)	(7,096)
Accrued liabilities—affiliates	(515)	—
Accrued interest	(9,944)	(5,322)
Deferred revenue	9,200	(5)
Deferred revenue—affiliates	—	(10,166)
Other items, net	(846)	(2,166)
Net cash provided by operating activities of continuing operations	$108,017	$81,394
Net cash used in operating activities of discontinued operations	(469)	(607)
Net cash provided by operating activities	$107,548	$80,787

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$2,097	$5,646
Proceeds from sale of assets	1,149	1,419
Return of long-term contract receivable	2,606	1,807
Return of long-term contract receivable—affiliate	—	804
Acquisition of plant and equipment and other	(9,666)	(6,236)
Net cash provided by (used in) investing activities of continuing operations	$(3,814)	$3,440
Net cash provided by investing activities of discontinued operations	—	206
Net cash provided by (used in) investing activities	$(3,814)	$3,646

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from financing activities
Proceeds from issuance of preferred units and warrants, net	$—	$242,100
Proceeds from issuance of 2022 Senior Notes, net	—	103,688
Borrowings on credit facility	35,000	69,000
Repayments of loans	(55,720)	(356,292)
Redemption of preferred units paid-in-kind	(8,844)	—
Distributions to common unitholders and general partner	(16,863)	(16,850)
Distributions to preferred unitholders	(22,765)	(5,019)
Contributions to discontinued operations	(469)	(401)
Debt issuance costs and other	(982)	(40,187)
Net cash used in financing activities of continuing operations	$(70,643)	$(3,961)
Net cash provided by financing activities of discontinued operations	469	401
Net cash used in financing activities	$(70,174)	$(3,560)

Net increase in cash and cash equivalents	$33,560	$80,873
Cash and cash equivalents at beginning of period	29,827	40,371
Cash and cash equivalents at end of period	$63,387	$121,244

Supplemental cash flow information:
Cash paid during the period for interest from continuing operations	$58,153	$61,857
Issuance of 2022 Senior Notes in exchange for 2018 Senior Notes	$—	$240,638
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
Principles of Consolidation and Reporting
The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all necessary adjustments to fairly present the Partnership's results of operations, financial position and cash flows for the periods presented have been made and all such adjustments were of a normal and recurring nature, except as noted in "Revision of Previously Issued Financial Statements" below. Certain reclassifications have been made to prior period amounts on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows to conform with current period presentation. These reclassifications had no impact on previously reported net income or cash flows from operating, investing or financing activities.
Revision of Previously Issued Financial Statements
During the three months ended September 30, 2018, NRP identified an error related to its modified retrospective adoption of ASC 606 on January 1, 2018 for certain coal and aggregates royalty leases. As a result, the Partnership has revised its financial statements as of and for the three months ended March 31, 2018 and as of and for the three and six months ended June 30, 2018, respectively, to correct this error as presented in Note 2. Revenue from Contracts with Customers. Management has concluded that the impact of the misstatements were not material to the previously issued consolidated financial statements. Additional information regarding the error and the effect of the revisions on the previously issued consolidated financial statements is provided in Note 2. Revenue from Contracts with Customers.
Recently Adopted Accounting Standards
Revenue Recognition
On January 1, 2018, NRP adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and all the related amendments (the “new revenue standard” and "ASC 606") to all open contracts using the modified retrospective method. The adoption of the new revenue standard impacted royalty revenue from NRP's coal and aggregates royalty leases as further described below. NRP recognized a $70.5 million cumulative effect of adoption adjustment in the opening balance of partners' capital on January 1, 2018. Prior year information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new revenue standard had no impact on revenues from NRP's Construction Aggregates or Soda Ash operating segments.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

A majority of NRP’s coal and aggregates royalty revenue continues to be recognized over the lease term based on production. For coal and aggregates royalty leases for which NRP expects consideration from minimum payments to be greater than consideration from production over the lease term, royalty revenue is now recognized straight-line over the lease term based on the minimum payment consideration. The cumulative effects of the changes made to the Partnership's Consolidated Balance Sheet at January 1, 2018 for the adoption of the new revenue standard were as follows:

(In thousands)	Balance at December 31, 2017	Adjustments due to ASC 606 (As Adjusted)[1]	Balance at January 1, 2018
Assets
Accounts receivable, net (including affiliates)	$47,187	$4,875	$52,062

Liabilities
Current portion of deferred revenue	$—	$1,022	$1,022
Deferred revenue	100,605	(66,613)	33,992

Partners’ capital
Common unitholders’ interest	$199,851	$69,057	$268,908
General partner’s interest	1,857	1,409	3,266
Total partners’ capital	265,211	70,466	335,677

(1)	Refer to "Revision to Original Adoption of ASC 606" in Note 2. Revenue from Contracts with Customers for adjustments made to original adoption entries.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The impact of adoption of the new revenue standard on NRP’s Consolidated Balance Sheet and Consolidated Statements of Comprehensive Income was as follows:

	As of September 30, 2018
(In thousands)	As Reported	Balances without Adoption of ASC 606	Effect of Change
Assets
Accounts receivable, net (including affiliates)	$55,756	$52,966	$2,790
Total assets	1,411,934	1,409,144	2,790

Liabilities and capital
Current portion of deferred revenue	$1,403	$—	$1,403
Deferred revenue	40,885	100,185	(59,300)
Total liabilities	863,581	921,478	(57,897)
Partners’ capital
Common unitholders’ interest	$319,673	$260,200	$59,473
General partner’s interest	4,293	3,079	1,214
Total partners’ capital	386,701	326,014	60,687
Total liabilities and capital	1,411,934	1,409,144	2,790

	For the Three Months Ended September 30, 2018
(In thousands, except per unit data)	As Reported	Amounts without Adoption of ASC 606	Effect of Change
Coal royalty and other revenues (including affiliates)	$42,518	$45,680	$(3,162)
Net income from continuing operations	28,565	31,727	(3,162)
Net income	28,541	31,703	(3,162)
Net income per common unit (basic)	1.71	1.96	(0.25)
Net income per common unit (diluted)	1.30	1.44	(0.14)

	For the Nine Months Ended September 30, 2018
(In thousands, except per unit data)	As Reported	Amounts without Adoption of ASC 606	Effect of Change
Coal royalty and other revenues (including affiliates)	$134,912	$144,501	$(9,589)
Net income from continuing operations	91,061	100,840	(9,779)
Net income	90,989	100,768	(9,779)
Net income per common unit (basic)	5.44	6.22	(0.78)
Net income per common unit (diluted)	4.06	4.50	(0.44)
Recently Issued Accounting Standards
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires a lessee to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. This standard does not apply to leases that explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance also requires disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The guidance is effective for annual and interim periods beginning after December 15, 2018 and is to be adopted using a modified retrospective approach. The Partnership is currently evaluating the impact of the provisions of this guidance on its consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenue from Contracts with Customers
Coal Royalty and Other Segment
The following table represents the Partnership's Coal Royalty and Other segment revenues (including affiliates) by major source:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2018
Coal royalty revenue	$30,709	$96,473
Production lease minimum revenue	1,769	6,310
Minimum lease straight-line revenue	567	1,739
Wheelage revenue	1,572	5,155
Coal overriding royalty revenue	3,918	10,492
Aggregates royalty revenue	888	3,551
Oil and gas royalty revenue	1,427	5,679
Property tax revenue	1,263	3,968
Other revenue	405	1,545
Coal royalty and other revenues (1)	$42,518	$134,912
Transportation and processing services revenue (2)	6,853	17,238
Total Coal royalty and other segment revenues	$49,371	$152,150

(1)	Represents revenue from contracts with customers as defined under ASC 606.

(2)
Revenue from contracts with customers as defined under ASC 606 was $3.6 million and $9.6 million for the three and nine months ended September 30, 2018, respectively. The remaining transportation and processing services revenue of $3.3 million and $7.6 million for the three and nine months ended September 30, 2018, respectively, related to other NRP-owned infrastructure leased to and operated by third party operators accounted for under ASC 840, Leases.

Coal Royalty and Other segment revenues
Royalty-based leases. Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms. For these types of leases, the lessees generally make payments to NRP based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral they mine or sell. Most of NRP’s coal and aggregates royalty leases require the lessee to pay quarterly or annual minimum amounts, either made in advance or arrears, which are generally recoupable through actual royalty production over certain time periods that generally range from three to five years.
In accordance with previous accounting standards in effect prior to January 1, 2018, NRP recognized all coal and aggregates royalty revenue over the lease term based on production. The recognition of revenue from minimum payments was deferred until either recoupment through royalty production occurred or when the recoupment period expired for unrecouped minimums.
Under the new revenue recognition standard, management has defined NRP's coal and aggregates royalty lease performance obligation as providing the lessee the right to mine and sell NRP's coal or aggregates over the lease term. The Partnership then evaluated the likelihood that consideration NRP expected to receive from its lessees resulting from production would exceed consideration expected to receive from minimum payments over the lease term.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

As a result of this evaluation, revenue recognition from the Partnership's royalty-based leases is based on either production or minimum payments as follows:

•
Production Leases: Leases for which the Partnership expects that consideration from production will be greater than consideration from minimums over the lease term. Revenue recognition for these leases is recognized over time based on production as Coal royalty revenue or Aggregates royalty revenue, as applicable. Deferred revenue from minimums is recognized as royalty revenue when recoupment occurs or as Production lease minimum revenue when the recoupment period expires. In addition, NRP recognizes breakage revenue from minimums when NRP determines that recoupment is remote. This breakage revenue is included in Production lease minimum revenue.

•
Minimum Leases: Leases for which the Partnership expects that consideration from minimums will be greater than consideration from production over the lease term. Revenue recognition for these leases is recognized straight-line over the lease term based on the minimum consideration amount as Minimum lease straight-line revenue.

This evaluation is performed at the inception of the lease and only reassessed upon modification or renewal of the lease.
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
Other revenue. Other revenue consists primarily of rental payments and surface damage fees related to certain land owned by the Partnership and is recognized straight-line over time as it is earned. Other revenues also include property tax revenues. The majority of property taxes paid on our properties are reimbursable by the lessee and are recognized on a gross basis over time which reflects the reimbursement of property taxes by the lessee. Property taxes paid by NRP are included in Operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income.
Transportation and processing services revenue. The Partnership owns transportation and processing infrastructure that is leased to third parties and collects throughput fees for which it recognizes revenue over time based on the coal tons transported over the beltlines or processed through the facilities.
Contract modifications
Contract modifications that impact goods or services or the transaction price are evaluated in accordance with ASC 606. A majority of our contract modifications pertain to our coal and aggregates royalty contracts and include, but are not limited to, extending the lease term, changes to royalty rates, floor prices or minimum consideration, assignment of the contract, or termination due to the exhaustion of merchantable and mineable reserves. In accordance with the transition guidance in paragraph 606-10-65-1, revenues from contracts that were modified before January 1, 2018 were not retrospectively restated for those modifications and instead reflected the aggregate effect of those modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligation.
Contract Assets and Liabilities
Contract assets include receivables from contracts with customers and are recorded when the right to consideration becomes unconditional. Receivables are recognized when the minimums are contractually owed, production occurs or minimums accrued for based on the passage of time.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Contract liabilities represent minimum consideration received, contractually owed or earned based on the passage of time. The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	September 30,	January 1,
(In thousands)	2018	2018
Receivables
Total accounts receivable, net (including affiliates)(1)	$29,485	$25,443
Prepaid expenses and other (2)	2,673	2,830

Contract liabilities
Current portion of deferred revenue	$1,403	$1,022
Deferred revenue	40,885	33,992

(1)	Included in this amount is $2.3 million and $1.9 million of accounts receivable related to accrued minimum consideration as of September 30, 2018 and January 1, 2018, respectively.

(2)	Prepaid expenses and other includes notes receivable from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

(In thousands)	Nine Months Ended September 30, 2018
Balance at December 31, 2017	$100,605
Cumulative adjustment for change in accounting principle (1)	(65,591)
Balance at January 1, 2018 (current and non-current)	$35,014
Recognition of previously deferred revenue	(11,694)
Accrued minimum payments due	3,837
Cash received for minimum payments	15,131
Balance at September 30, 2018 (current and non-current)	$42,288

(1)	Included in this amount is $(67.5) million recognized in Partners' capital and $1.9 million of accrued minimum consideration recognized in Accounts receivable, net.
The following table shows the Partnership's Coal Royalty and Other segment revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the period:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2018
Production leases - revenue impact
Recoupments recognized in Coal and aggregates royalty revenue	$3,166	$8,554
Breakage revenue recognized in Production lease minimum revenue	273	867
Expiration of unrecouped minimums recognized in Production lease minimum revenue	497	846
Minimum leases - revenue impact
Minimum lease amortization recognized in Minimum lease straight-line revenue	483	1,427
Total previously deferred revenue recognized	$4,419	$11,694

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Remaining Performance Obligations
The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows:

Lease Term (1)	Weighted Average Remaining Years as of September 30, 2018	Annual Minimum Payments (In thousands)
1 - 5 years	0.3	$8,562
5 - 10 years	1.6	13,292
10+ years	9.5	34,205

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
Construction Aggregates Segment
The Partnership's Construction Aggregates segment revenues from contracts with customers by major source are as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2018
Crushed stone, sand and gravel	$16,618	$48,427
Delivery and fuel income	10,825	32,587
Other revenues	2,955	10,041
Total construction aggregates revenues	$30,398	$91,055
Road construction and asphalt paving services	6,250	13,154
Total construction aggregates segment revenues	$36,648	$104,209
Construction Aggregates segment revenues
The majority of the Construction Aggregates segment revenues is recognized at a point in time with the exception of revenue related to construction contracts, which is recognized on the percentage-of-completion method as discussed below. The majority of the Partnership's construction contracts have an original expected duration of one year or less. As such, the Partnership has elected to apply the practical expedient and not disclose remaining performance obligations for contracts with an original expected duration of one year or less. Additional discussion of the Partnership's major sources of Construction Aggregates segment revenue are as follows:
Crushed stone, sand and gravel and other revenues. Revenue from the sale of crushed stone, sand, gravel and asphalt is recognized based on a fixed price when title is transferred to the buyer and collectibility of the sales proceeds is reasonably assured (typically occurs when products are picked up or delivered to the customer). Other revenues consist of brokered stone sales and barge and service revenues. Brokered stone sales include aggregates purchases from third party quarries, which are then sold and transported to customers and recorded as revenue at the time of delivery. The purchase price of aggregates from third party quarries are recorded as expenses. Barge and service revenues relate to loading and unloading services at marine terminals and are recorded as revenue at the time the service is performed.
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
The Partnership had $23.2 million and $23.0 million in receivables from Construction Aggregates segment related contracts with customers included in Accounts receivable, net on its Consolidated Balance Sheets as of September 30, 2018 and January 1, 2018, respectively.
Revision to Original Adoption of ASC 606
During the third quarter of 2018, the Partnership identified an error related to the modified retrospective adoption of ASC 606 on January 1, 2018 for certain coal and aggregates royalty leases. Specifically, in evaluating its contracts for revenue recognition, NRP identified certain coal and aggregates royalty leases as minimum leases that should have been classified as production leases. As a result of these errors, the Partnership incorrectly accelerated the recognition of deferred revenue for these leases resulting in an overstatement of both the transition adjustment to the opening balance of Partners' capital at January 1, 2018 and revenue during the three months ended March 31, 2018 and the three and six months ended June 30, 2018, respectively. After evaluating the quantitative and qualitative aspects of the error to the Partnership's financial results, management has determined that the misstatements and the adjustments are not material to the prior period financial statements. However, in order to properly reflect the application of ASC 606 retrospectively, the Partnership has recasted its Consolidated Financial Statements as of and for the three months ended March 31, 2018 and as of and for the three and six months ended June 30, 2018, respectively.

The following table shows the effects of correcting the classification of certain coal and aggregates royalty leases in connection with the modified retrospective adoption of ASC 606 on the cumulative effects of the changes made to the Consolidated Balance Sheet at January 1, 2018:

	Balance at January 1, 2018
(In thousands)	As Originally Reported	Corrected Balance	Effect of Correction
Assets
Accounts receivable, net (including affiliates)	$50,666	$52,062	$1,396

Liabilities
Current portion of deferred revenue	$1,973	$1,022	$(951)
Deferred revenue	11,858	33,992	22,134

Partners’ capital
Common unitholders’ interest	$288,299	$268,908	$(19,391)
General partner’s interest	3,662	3,266	(396)
Total partners’ capital	355,464	335,677	(19,787)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables show the effect of correcting the classification of certain coal and aggregates royalty leases in connection with the modified retrospective adoption of ASC 606 on the Partnership's originally reported Consolidated Balance Sheets at March 31, 2018 and June 30, 2018:

	Balance at March 31, 2018
(In thousands)	As Originally Reported	Corrected Balance	Effect of Correction
Assets
Accounts receivable, net (including affiliates)	$55,745	$56,497	$752
Total assets	1,377,206	1,377,958	752

Liabilities and capital
Current portion of deferred revenue	$1,554	$1,377	$(177)
Deferred revenue	14,622	37,072	22,450
Total liabilities	848,367	870,641	22,274
Partners’ capital
Common unitholders’ interest	$301,344	$280,252	$(21,092)
General partner’s interest	3,924	3,494	(430)
Total partners’ capital	367,646	346,124	(21,522)
Total liabilities and capital	1,377,206	1,377,958	752

	Balance at June 30, 2018
(In thousands)	As Originally Reported	Corrected Balance	Effect of Correction
Assets
Accounts receivable, net (including affiliates)	$59,452	$59,178	$(274)
Total assets	1,411,806	1,411,532	(274)

Liabilities and capital
Current portion of deferred revenue	$2,732	$1,871	$(861)
Deferred revenue	17,136	40,224	23,088
Total liabilities	857,299	879,526	22,227
Partners’ capital
Common unitholders’ interest	$326,125	$304,074	$(22,051)
General partner’s interest	4,427	3,977	(450)
Total partners’ capital	392,496	369,995	(22,501)
Total liabilities and capital	1,411,806	1,411,532	(274)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables show the effect of correcting the classification of certain coal and aggregates royalty leases in connection with the modified retrospective adoption of ASC 606 on the Partnership's originally reported Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and June 30, 2018 and the six months ended June 30, 2018:

	For the Three Months Ended March 31, 2018
(In thousands, except per unit data)	As Originally Reported	Corrected Amount	Effect of Correction
Revenues and other income
Coal royalty and other revenues (including affiliates)	$46,210	$44,474	$(1,736)
Total revenues and other income	89,026	87,290	(1,736)

Income from operations	$44,058	$42,322	$(1,736)
Net income from continuing operations	26,088	24,352	(1,736)
Net income	26,074	24,338	(1,736)
Net income attributable to common unitholders and general partner	18,574	16,838	(1,736)

Net income attributable to common unitholders	$18,203	$16,501	$(1,702)
Net income attributable to the general partner	371	337	(34)

Income from continuing operations per common unit
Basic	$1.49	$1.35	$(0.14)
Diluted	1.16	1.08	(0.08)
Net income per common unit
Basic	$1.49	$1.35	$(0.14)
Diluted	1.15	1.08	(0.07)

Comprehensive income	$24,949	$23,213	$(1,736)

	For the Three Months Ended June 30, 2018
(In thousands, except per unit data)	As Originally Reported	Corrected Amount	Effect of Correction
Revenues and other income
Coal royalty and other revenues (including affiliates)	$48,899	$47,920	$(979)
Total revenues and other income	111,049	110,070	(979)

Income from operations	$56,857	$55,878	$(979)
Net income from continuing operations	39,123	38,144	(979)
Net income	39,089	38,110	(979)
Net income attributable to NRP	38,220	37,241	(979)
Net income attributable to common unitholders and general partner	30,720	29,741	(979)

Net income attributable to common unitholders	$30,105	$29,146	$(959)
Net income attributable to the general partner	615	595	(20)

Income from continuing operations per common unit
Basic	$2.46	$2.38	$(0.08)
Diluted	1.75	1.71	(0.04)
Net income per common unit
Basic	$2.46	$2.38	$(0.08)
Diluted	1.75	1.71	(0.04)

Comprehensive income	$38,655	$37,676	$(979)
Comprehensive income attributable to NRP	37,786	36,807	(979)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	For the Six Months Ended June 30, 2018
(In thousands, except per unit data)	As Originally Reported	Corrected Amount	Effect of Correction
Revenues and other income
Coal royalty and other revenues (including affiliates)	$95,109	$92,394	$(2,715)
Total revenues and other income	200,075	197,360	(2,715)

Income from operations	$100,915	$98,200	$(2,715)
Net income from continuing operations	65,211	62,496	(2,715)
Net income	65,163	62,448	(2,715)
Net income attributable to NRP	64,294	61,579	(2,715)
Net income attributable to common unitholders and general partner	49,294	46,579	(2,715)

Net income attributable to common unitholders	$48,308	$45,647	$(2,661)
Net income attributable to the general partner	986	932	(54)

Income from continuing operations per common unit
Basic	$3.95	$3.73	$(0.22)
Diluted	2.96	2.83	(0.13)
Net income per common unit
Basic	$3.95	$3.73	$(0.22)
Diluted	2.95	2.83	(0.12)

Comprehensive income	$63,604	$60,889	$(2,715)
Comprehensive income attributable to NRP	62,735	60,020	(2,715)

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
Activity related to the Preferred Units is as follows:

(In thousands, except unit data)	Units Outstanding	Financial Position
Balance at December 31, 2017	258,844	$173,431
Redemption of PIK Units	(8,844)	(8,844)
Balance at September 30, 2018	250,000	$164,587

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

4.    Common and Preferred Unit Distributions
The Partnership makes cash distributions to common unitholders on a quarterly basis, subject to approval by the Board of Directors. As discussed in Note 3 above, the Partnership also makes distributions to the preferred unitholders.
Common Unit Distributions
Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions. The following table shows the distributions declared and paid to common unitholders during the nine months ended September 30, 2018 and 2017, respectively:

			Total Distributions (in thousands)
Date Paid	Period Covered by Distribution	Distribution per Common Unit	Common Units	GP Interest	Total
2018
February 14, 2018	October 1 - December 31, 2017	$0.45	$5,505	$112	$5,617
May 14, 2018	January 1 - March 31, 2018	$0.45	$5,510	$113	$5,623
August 14, 2018	April 1 - June 30, 2018	$0.45	$5,511	$112	$5,623

2017
February 14, 2017	October 1 - December 31, 2016	$0.45	$5,503	$112	$5,615
May 12, 2017	January 1 - March 31, 2017	$0.45	$5,506	$113	$5,619
August 14, 2017	April 1 - June 30, 2017	$0.45	$5,504	$112	$5,616
Preferred Unit Distributions
The following table shows the distributions declared and paid to Preferred Unitholders during the nine months ended September 30, 2018 and 2017, respectively:

Date Paid	Period Covered by Distribution	Distribution per Preferred Unit	Total Distribution Declared (in thousands)
2018
February 7, 2018	October 1 - December 31, 2017	$30.00	$7,765
May 14, 2018	January 1 - March 31, 2018	$30.00	$7,500
August 14, 2018	April 1 - June 30, 2018	$30.00	$7,500

2017
May 30, 2017	March 2 - March 31, 2017	$5.00	$2,500
August 29, 2017	April 1 - June 30, 2017	$15.00	$7,538
Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. During the three and nine months ended September 30, 2018, NRP reduced net income attributable to common unitholders and the general partner by $7.5 million and $22.5 million, respectively, as a result of accumulated Preferred Unit distributions earned during the period. The $7.5 million Preferred Unit distribution earned during the three months ended September 30, 2018 will be paid on November 14, 2018.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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
The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the Warrants for the three and nine months ended September 30, 2018 and 2017, respectively, did not include the net settlement of Warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table reconciles the numerators and denominators of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2018	2017	2018	2017
Allocation of net income:
Net income from continuing operations	$28,565	$26,499	$91,061	$58,467
Add (less): net loss (income) attributable to non-controlling interest	359	—	(510)	—
Less: income attributable to preferred unitholders	(7,500)	(7,650)	(22,500)	(17,688)
Net income from continuing operations attributable to common unitholders and general partner	$21,424	$18,849	$68,051	$40,779
Less: net income from continuing operations attributable to the general partner	(428)	(379)	(1,361)	(816)
Net income from continuing operations attributable to common unitholders	$20,996	$18,470	$66,690	$39,963

Net loss from discontinued operations	$(24)	$(433)	$(72)	$(507)
Less: net loss from discontinued operations attributable to the general partner	—	9	1	10
Net loss from discontinued operations attributable to common unitholders	$(24)	$(424)	$(71)	$(497)

Net income	$28,541	$26,066	$90,989	$57,960
Add (less): net loss (income) attributable to non-controlling interest	359	—	(510)	—
Less: income attributable to preferred unitholders	(7,500)	(7,650)	(22,500)	(17,688)
Net income attributable to common unitholders and general partner	$21,400	$18,416	$67,979	$40,272
Less: net income attributable to the general partner	(428)	(370)	(1,360)	(806)
Net income attributable to common unitholders	$20,972	$18,046	$66,619	$39,466

Basic income (loss) per common unit:
Weighted average common units—basic	12,246	12,232	12,243	12,232
Basic net income from continuing operations per common unit	$1.71	$1.51	$5.45	$3.27
Basic net loss from discontinued operations per common unit	$—	$(0.03)	$(0.01)	$(0.04)
Basic net income per common unit	$1.71	$1.48	$5.44	$3.23

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2018	2017	2018	2017
Diluted income (loss) per common unit:
Weighted average common units—basic	12,246	12,232	12,243	12,232
Plus: dilutive effect of Warrants	470	225	474	330
Plus: dilutive effect of Preferred Units	9,124	11,523	9,124	8,909
Weighted average common units—diluted	21,840	23,980	21,841	21,471

Net income from continuing operations	$28,565	$26,499	$91,061	$58,467
Add (less): net loss (income) attributable to non-controlling interest	359	—	(510)	—
Diluted net income from continuing operations attributable to common unitholders and general partner	$28,924	$26,499	$90,551	$58,467
Less: diluted net income from continuing operations attributable to the general partner	(578)	(530)	(1,811)	(1,169)
Diluted net income from continuing operations attributable to common unitholders	$28,346	$25,969	$88,740	$57,298

Diluted net loss from discontinued operations attributable to common unitholders	$(24)	$(424)	$(71)	$(497)

Net income	$28,541	$26,066	$90,989	$57,960
Add (less): net loss (income) attributable to non-controlling interest	359	—	(510)	—
Diluted net income attributable to common unitholders and general partner	$28,900	$26,066	$90,479	$57,960
Less: diluted net income attributable to the general partner	(578)	(521)	(1,810)	(1,159)
Diluted net income attributable to common unitholders	$28,322	$25,545	$88,669	$56,801

Diluted net income from continuing operations per common unit	$1.30	$1.08	$4.06	$2.67
Diluted net loss from discontinued operations per common unit	$—	$(0.02)	$—	$(0.02)
Diluted net income per common unit	$1.30	$1.07	$4.06	$2.65
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
The following table summarizes certain financial information for each of the Partnership's operating segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
Three Months Ended September 30, 2018
Revenues (including affiliates)	$49,371	$8,836	$36,648	$—	$94,855
Intersegment revenues (expenses)	58	—	(58)	—	—
Gain on asset sales, net	—	—	163	—	163
Operating and maintenance expenses (including affiliates)	6,790	—	30,758	—	37,548
Depreciation, depletion and amortization	4,888	—	3,333	—	8,221
General and administrative (including affiliates)	—	—	—	3,183	3,183
Other expense, net	—	—	8	17,493	17,501
Net income (loss) from continuing operations	37,751	8,836	2,654	(20,676)	28,565
Loss from discontinued operations	—	—	—	—	(24)

Three Months Ended September 30, 2017
Revenues (including affiliates)	$49,413	$8,993	$34,710	$—	$93,116
Intersegment revenues (expenses)	78	—	(78)	—	—
Gain on asset sales, net	154	—	17	—	171
Operating and maintenance expenses (including affiliates)	6,348	—	28,247	—	34,595
Depreciation, depletion and amortization	5,305	—	3,001	—	8,306
General and administrative (including affiliates)	—	—	—	3,855	3,855
Other expense, net	—	—	59	19,973	20,032
Net income (loss) from continuing operations	37,992	8,993	3,342	(23,828)	26,499
Loss from discontinued operations	—	—	—	—	(433)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
Nine Months Ended September 30, 2018
Revenues (including affiliates)	$152,150	$34,986	$104,209	$—	$291,345
Intersegment revenues (expenses)	173	—	(173)	—	—
Gain on asset sales, net	819	—	214	—	1,033
Operating and maintenance expenses (including affiliates)	21,122	—	91,225	—	112,347
Depreciation, depletion and amortization	15,364	—	9,377	—	24,741
General and administrative (including affiliates)	—	—	—	10,782	10,782
Asset impairment	242	—	—	—	242
Other expense, net	—	—	28	53,177	53,205
Net income (loss) from continuing operations	116,414	34,986	3,620	(63,959)	91,061
Loss from discontinued operations	—	—	—	—	(72)

Nine Months Ended September 30, 2017
Revenues (including affiliates)	$150,177	$27,676	$95,486	$—	$273,339
Intersegment revenues (expenses)	208	—	(208)	—	—
Gain on asset sales, net	3,367	—	209	—	3,576
Operating and maintenance expenses (including affiliates)	19,151	—	80,866	—	100,017
Depreciation, depletion and amortization (including affiliates)	17,653	—	9,550	—	27,203
General and administrative (including affiliates)	—	—	—	13,940	13,940
Asset impairment	1,778	—	—	—	1,778
Other expense, net	—	—	632	74,878	75,510
Net income (loss) from continuing operations	115,170	27,676	4,439	(88,818)	58,467
Loss from discontinued operations	—	—	—	—	(507)

As of September 30, 2018
Total assets of continuing operations	$968,312	$242,901	$196,684	$3,049	$1,410,946
Total assets of discontinued operations	—	—	—	—	988

As of December 31, 2017
Total assets of continuing operations	$945,237	$245,433	$191,374	$6,129	$1,388,173
Total assets of discontinued operations	—	—	—	—	991

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Balance at beginning of period	$245,524	$248,919	$245,433	$255,901
Income allocation to NRP’s equity interests	10,036	10,171	38,525	30,925
Amortization of basis difference	(1,200)	(1,178)	(3,539)	(3,249)
Comprehensive income (loss) from unconsolidated investment	791	(280)	(768)	(1,445)
Distribution	(12,250)	(12,250)	(36,750)	(36,750)
Balance at end of period	$242,901	$245,382	$242,901	$245,382
The following table represents summarized financial information for Ciner Wyoming as derived from the respective unaudited financial statements for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Sales	$123,366	$122,576	$354,467	$368,885
Gross profit	26,253	27,872	68,497	80,788
Net income	20,481	20,758	78,623	63,112
8.    Plant and Equipment, Net
The Partnership’s plant and equipment consist of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Plant and equipment	$92,924	$84,173
Construction in process	1,250	803
Less accumulated depreciation	(46,026)	(38,806)
Total plant and equipment, net	$48,148	$46,170
Depreciation expense included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income totaled $2.7 million and $2.4 million for the three months ended September 30, 2018 and 2017 and $7.7 million and $7.8 million for the nine months ended September 30, 2018 and 2017, respectively.
9.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	September 30, 2018
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$1,169,862	$(447,561)	$722,301
Aggregates properties	150,642	(20,345)	130,297
Oil and gas royalty properties	12,395	(7,514)	4,881
Other	13,161	(1,534)	11,627
Total mineral rights, net	$1,346,060	$(476,954)	$869,106

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
Depletion expense related to the Partnership’s mineral rights is included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income and totaled $4.6 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively, and $14.5 million and $16.7 million for the nine months ended September 30, 2018 and 2017, respectively.
In October 2018, NRP and Foresight Energy LP ("Foresight Energy") settled litigation related to the Hillsboro/Deer Run mine that provided NRP with $25 million in consideration of disputed past due amounts, as well as the right to receive $11 million non-recoupable annual minimum payments through the end of 2033. NRP will also receive additional cash flow from royalties resulting from any future production at the Hillsboro/Deer Run mine. Refer to Note 15. Commitments and Contingencies—Legal —Foresight Energy Settlement for more information on this settlement. As of September 30, 2018, NRP had approximately 179 million tons of estimated reserves at the Hillsboro mine with a net book value of $235 million. The Partnership determined there was no impairment of these assets as of September 30, 2018. The Partnership is evaluating the impact of the settlement on the amount of expected future cash flows from minimums and future production royalties from its Hillsboro property. If the Partnership determines that it will be unable to generate sufficient cash flow from this asset, the carrying value of this asset would be impaired.
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

	September 30,	December 31,
(In thousands)	2018	2017
Intangible assets	$86,336	$86,336
Less: accumulated amortization	(39,338)	(36,782)
Total intangible assets, net	$46,998	$49,554
Amortization expense included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $0.9 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $2.6 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense included in amortization expense—affiliates on the Partnership's Consolidated Statements of Comprehensive Income was $1.0 million for the nine months ended September 30, 2017. As of May 9, 2017, Foresight Energy was no longer deemed to be an affiliate of the Partnership. Refer to Note 13. Related Party Transactions for additional details.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Debt, Net
The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2018	2017
NRP LP debt:
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75%	$345,638	$345,638
Opco debt:
Revolving credit facility	95,000	60,000
Senior notes
4.91% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2018	—	4,586
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	21,334	42,670
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	15,298	22,946
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	13,429	16,115
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	44,693	44,693
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	89,589	104,520
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	27,200	31,733
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	120,547	120,547
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	34,396	34,396
Total debt at face value	$807,124	$827,844
Net unamortized debt discount	(1,365)	(1,661)
Net unamortized debt issuance costs	(14,044)	(16,835)
Total debt, net	$791,715	$809,348
Less: current portion of long-term debt	75,201	79,740
Total long-term debt, net	$716,514	$729,608

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP LP Debt
2022 Senior Notes
As of September 30, 2018 and December 31, 2017, NRP and NRP Finance were in compliance with the terms of their debt agreements.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of September 30, 2018 and December 31, 2017, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
Opco Credit Facility
Opco’s Third Amended and Restated Credit Agreement, as amended (the "Opco Credit Facility"), matures on April 30, 2020. As of September 30, 2018, Opco had $95.0 million of indebtedness outstanding and $55.0 million in available borrowing capacity under the Opco Credit Facility. The commitments under the Opco Credit Facility will be reduced from $150 million to $100 million at December 31, 2018 and remaining at $100 million through maturity in April 2020.
The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for the three months ended September 30, 2018 and 2017 were 6.34% and 5.49%, respectively. The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility for nine months ended September 30, 2018 and 2017 were 6.18% and 5.22%, respectively. Debt issue cost related to the Opco credit facility were $2.4 million and $4.6 million at September 30, 2018 and December 31, 2017, respectively, and have been capitalized and included in Other assets on the Partnership's Consolidated Balance Sheets.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $639.3 million and $649.7 million classified as Land, Plant and equipment and Mineral rights on the Partnership’s Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, respectively.
Opco Senior Notes
As of September 30, 2018 and December 31, 2017, the private placement senior notes ("Opco Senior Notes") had cumulative principal balances of $366.5 million and $422.2 million, respectively. Opco made mandatory principal payments of $55.7 million and $56.1 million during the nine months ended September 30, 2018 and September 30, 2017, respectively.
The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2018.
12.    Fair Value Measurements
Fair Value of Financial Instruments
The Partnership’s financial instruments consist of cash and cash equivalents, accounts receivable, contracts receivable, accounts payable, debt, Preferred Units and warrants. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2018 or 2017.
The Partnership uses available market data and valuation methodologies to estimate the fair value of debt. The fair value of debt is the estimated amount the Partnership would have to pay a third party to assume the debt, including a credit spread for the difference between the issue rate and the period end market rate. The credit spread is the Partnership's default or repayment risk.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable:

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2022 Senior Notes (1)	$333,119	$370,697	$330,404	$366,376
Opco Senior Notes (2)	363,596	393,056	418,944	447,538
Opco Revolving Credit Facility (3)	95,000	95,000	60,000	60,000

Assets:
Contracts receivable, current and long-term (4)	$41,228	$28,855	$43,826	$30,517

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

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
NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other income (expense) in the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of September 30, 2018 and December 31, 2017.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Revenues and expenses related to transactions with Foresight Energy are included in the Partnership's Consolidated Statements of Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Revenues
Coal royalty and other	$8,199	$13,251	$23,269	$13,894
Coal royalty and other—affiliates	—	—	—	21,203
Transportation and processing services	6,836	5,571	17,187	9,717
Transportation and processing services—affiliate	—	—	—	6,013

Expenses
Operating and maintenance expense	$478	$415	$1,290	$700
Operating and maintenance expense—affiliates	—	—	—	452

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

Transportation and Processing Services Revenues and Expenses

The Partnership owns transportation and processing infrastructure related to certain of its coal properties, including loadout and other transportation assets at Foresight Energy's Williamson and Macoupin mines in the Illinois Basin, for which it collects throughput fees. These fees are included in Transportation and processing services revenues in the Partnership's Consolidated Statements of Comprehensive Income.

NRP is responsible for operating and maintaining the rail load out transportation assets at the Williamson mine and subcontracts the operating responsibilities to a subsidiary of Foresight Energy. Expenses related to these operations are included in Operating and maintenance expenses in the Partnership's Consolidated Statements of Comprehensive Income.

In addition, NRP owns rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight Energy LP. While the Partnership owns coal reserves at the Williamson and Macoupin mines, it does not own coal reserves at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight Energy and NRP collects throughput fees, which are included in Transportation and processing services revenues in the Partnership's Consolidated Statements of Comprehensive Income.

NRP's Sugar Camp rail load out lease with a subsidiary of Foresight Energy is accounted for as a financing lease. The following table shows certain amounts related to NRP's Sugar Camp rail load out facility financing lease:

	September 30,	December 31,
(In thousands)	2018	2017
Projected remaining payments	$67,727	$71,452
Unearned income	25,872	28,366

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
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included in the Partnership's Consolidated Statement of Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Operating and maintenance expenses—affiliates	$1,835	$1,772	$5,469	$5,737
General and administrative—affiliates	934	1,207	2,714	3,183
During the three months ended September 30, 2018 and 2017, the Partnership recognized $0.6 million and $0.4 million in Operating and maintenance expenses—affiliates, respectively, on its Consolidated Statements of Comprehensive Income related to a non-participating production royalty payable to WPPLP pursuant to a conveyance agreement entered into in 2007 in which coal royalty revenues received from a third party by NRP are passed back to WPPLP. These charges were $3.5 million and $0.7 million during the nine months ended September 30, 2018 and 2017, respectively.
At December 31, 2017, the Partnership had Other assets—affiliate from WPPLP on its Consolidated Balance Sheets related to a non-production royalty receivable from WPPLP for overriding royalty interest of $0.2 million. The Partnership had Accounts payable—affiliates on its Consolidated Balance Sheets to QMC of $0.4 million and WPPLP of $0.2 million as of September 30, 2018 and to QMC of $0.4 million and WPPLP of $0.1 million as of December 31, 2017.
Quintana Capital Group GP, Ltd.
Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At September 30, 2018, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that was one of the Partnership’s lessees in Tennessee. During the three months ended June 30, 2018, Corsa assigned its lease with NRP to a third party and is no longer deemed a related party.
Coal related revenues from Corsa totaled $0.3 million for the three months ended September 30, 2017. Coal related revenues from Corsa totaled $0.4 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. At December 31, 2017, the Partnership had Accounts receivable—affiliates totaling $0.2 million from Corsa on its Consolidated Balance Sheet.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Quinwood Coal Company Royalty
In May 2017, a subsidiary of Alpha Natural Resources assigned two coal leases with us to Quinwood Coal Company ("Quinwood"), an entity wholly owned by Corbin J. Robertson III. In connection with this lease assignment, Quinwood forfeited the historical recoupable balance related to this property. As a result, NRP recognized $0.9 million of deferred minimum payments received in prior periods from a subsidiary of Alpha as Coal royalty and other—affiliates revenue on its Consolidated Statements of Comprehensive Income during the nine months ended September 30, 2017.
14.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues and other income for any of the periods presented below are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy	$15,035	15.8%	$18,781	20.1%	$40,456	13.8%	$50,827	18.4%
Revenues from Foresight Energy are included within the Partnership's Coal Royalty and Other segment.
15.    Commitments and Contingencies
Legal
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations. During the third quarter, NRP was also involved in the matters described below.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Foresight Energy Settlement
On October 19, 2018, NRP, through one of its subsidiaries, and Foresight Energy entered into a definitive agreement to settle the lawsuits regarding Foresight Energy’s Hillsboro/Deer Run mine and Macoupin/Shay mine (the “Settlement Agreement”). On October 31, 2018, the parties finalized definitive additional documentation pursuant to the Settlement Agreement, and NRP received an upfront payment of $25 million from Foresight Energy in consideration of disputed past due amounts. In addition, NRP and Foresight Energy have amended the coal mining lease with respect to the Deer Run mine to change the $30 million recoupable annual minimum royalty payments to $11 million non-recoupable annual minimum payments and extend the current lease term through the end of 2033. All claims will be dismissed in both the Hillsboro and Macoupin lawsuits. The dismissal of the Macoupin lawsuit has no net impact to the financial results as such amounts have been fully reserved in previous periods.
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
A summary of the activity during nine months ended September 30, 2018 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2018	—	$—
Granted	75	$29.16
Fully vested and issued	(14)	$29.44
Forfeitures	—	$—
Outstanding at September 30, 2018	61	$29.10
The awards granted in the first quarter of 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of the 2017 LTIP awards granted during the period was $2.2 million, including awards granted to board members with a grant date fair value of $0.6 million which immediately vested and of which $0.4 million were issued. Total unit-based compensation expense associated with these awards was $0.2 million for the three months ended September 30, 2018 and $0.9 million for the nine months ended September 30, 2018 and is included in General and administrative expense and Operating and maintenance expense in the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of September 30, 2018 is $1.3 million, which is to be recognized over a weighted average period of 2.4 years.
17.    Subsequent Events
The following represents material events that have occurred subsequent to September 30, 2018 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Settlement of Foresight Energy Disputes
On October 19, 2018, NRP and Foresight Energy settled both the Hillsboro and Macoupin lawsuits as disclosed in Note 15. Commitments and Contingencies.
Distributions Declared
In October 2018, the Board of Directors of GP Natural Resource Partners LLC declared a distribution of $0.45 per common unit to be paid by the Partnership on November 14, 2018 to common unitholders of record on November 7, 2018. In addition, the Board declared a distribution on NRP's 12.0% Class A Convertible Preferred Units with respect to the third quarter totaling $7.5 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and nine month periods ended September 30, 2018 and 2017 should be read in conjunction with our Consolidated Financial Statements and the Notes included in this Form 10-Q and with the Consolidated Financial Statements, Notes and Management’s Discussion and Analysis included in the Natural Resource Partners LP Annual Report on Form 10-K for the year ended December 31, 2017.
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA (Non-GAAP Financial Measure)
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment; plus (minus) net loss (income) attributable to non-controlling interest; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments.
Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 11. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as "Item 8. Financial Statements and Supplementary Data—Note 13. Debt" in our Annual Report on Form 10-K for the year ended December 31, 2017 as for a description of Opco’s debt agreements.
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
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview
We are a diversified natural resource company engaged principally in the business of owning, operating, managing and leasing a portfolio of mineral properties in the United States, including interests in coal, soda ash from trona and other natural resources, and operating a construction aggregates business. Our common units trade on the New York Stock Exchange under the symbol "NRP".
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
Soda Ash—consists of our 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining operation and soda ash refinery, in the Green River Basin of Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash and distributes the soda ash both domestically and internationally to the glass and chemicals industries. We receive quarterly distributions from Ciner Wyoming.
Construction Aggregates—consists of our construction aggregates materials business that operates hard rock quarries, an underground limestone mine, sand and gravel plants, asphalt plants and marine terminals. The construction aggregates business operates in Pennsylvania, West Virginia, Tennessee, Kentucky and Louisiana.
Our 2018 year-to-date financial results by segment for the nine months ended September 30, 2018 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
Revenues and other income	$152,969	$34,986	$104,423	$—	$292,378
Net income (loss) from continuing operations	$116,414	$34,986	$3,620	$(63,959)	$91,061
Adjusted EBITDA (1)	$131,510	$36,750	$13,025	$(10,782)	$170,503

Cash flow provided by (used in) continuing operations
Operating activities	$132,122	$34,653	$10,224	$(68,982)	$108,017
Investing activities	$3,432	$2,097	$(9,343)	$—	$(3,814)
Financing activities	$—	$—	$(754)	$(69,889)	$(70,643)
Distributable cash flow (1)	$135,554	$36,750	$6,051	$(68,982)	$109,373
Free cash flow (1)	$134,728	$36,750	$(196)	$(68,982)	$102,300

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.
Corporate and Financing includes functional corporate departments that do not earn revenues, such as interest and financing, corporate headquarters and overhead, centralized treasury and accounting and other corporate-level activity not specifically allocated to a segment.

Current Results/Market Commentary
Coal Royalty and Other Business Segment
Results in the first nine months of 2018 were driven by continued strength in both metallurgical and thermal coal markets. Metallurgical coal prices of all grades have been driven higher from 2017 levels due to worldwide steel production growth along with a muted supply response from metallurgical coal producers due to various constraints. Benefiting from higher metallurgical coal prices, we derived approximately 68% of our coal royalty revenues and approximately 57% of our coal royalty production from metallurgical coal during the nine months ended September 30, 2018. For the remainder of 2018, we are monitoring ongoing trade and tariff negotiations in order to assess the associated risk to global economic growth. We currently expect metallurgical coal markets to remain stable due to supportive steel industry fundamentals combined with logistical and operational supply constraints across the industry.

The domestic market for thermal coal has benefited from increased export demand from Asia, principally India, and northern Europe resulting in higher year over year prices in Central and Northern Appalachia. Utility coal stockpiles are materially below 5 year averages, which should provide additional positive pressure on domestic thermal coal prices in 2019 as utilities will be forced to enter the market and bid against export elevated coal prices to replenish their supply.  Meanwhile, natural gas inventories are near 10 year lows which should similarly provide upward price support. In addition, we expect natural gas production growth to stabilize throughout 2019 due to capital discipline from producers and expected liquefied natural gas export growth. Higher natural gas prices are expected to increase domestic thermal coal’s competitiveness and increase coal burn, potentially helping to stabilize the domestic thermal market despite the long term trend of continued coal fired power plant retirements and increased availability of renewable power generation.

Soda Ash Business Segment

Ciner Wyoming's results are primarily affected by the global supply of and demand for soda ash, which in turn directly impacts the prices Ciner Wyoming and other producers charge for its products. Demand for soda ash in the United States is driven in a large part by economic growth and activity levels in the end markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well-developed market for soda ash, we expect that domestic demand will remain stable for the near future. Because future United States capacity growth is expected to come from the four major producers in the Green River Basin, we also expect that U.S. supply levels will remain relatively stable in the near term.

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

Construction Aggregates Business Segment
Our construction aggregates business is largely dependent on the strength of the local markets that it serves. In particular, key drivers of performance in the regions of our operations include: 1) natural gas drilling customers in the Marcellus shale, 2) traditional construction markets of Southwest Pennsylvania and Northern West Virginia, 3) energy-related and infrastructure spending in the Louisiana market, and 4) military spending and traditional construction markets in the Clarksville, Tennessee market. The business is also seasonal, with lower production and sales during the first quarter each year.

Results of Operations
Third Quarter of 2018 and 2017 Compared
Revenues and Other Income
The following table includes our revenues and other income by business segment for the three months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
Business Segment (In thousands)	2018	2017
Coal Royalty and Other	$49,371	$49,567	$(196)	—%
Soda Ash	8,836	8,993	(157)	(2)%
Construction Aggregates	36,811	34,727	2,084	6%
Total	$95,018	$93,287	$1,731	2%
The changes in revenue and other income is discussed for each of our business segments below:

Coal Royalty and Other
The table below presents coal production, coal royalty revenue per ton and coal royalty revenues (including affiliates) by major coal producing region and the significant categories of other revenues:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except percent and per ton data)	2018	2017
Coal production (tons)
Appalachia
Northern	349	226	123	54%
Central	3,873	3,596	277	8%
Southern	346	468	(122)	(26)%
Total Appalachia	4,568	4,290	278	6%
Illinois Basin	609	794	(185)	(23)%
Northern Powder River Basin	855	849	6	1%
Total coal production	6,032	5,933	99	2%
Coal royalty revenue per ton
Appalachia
Northern	$4.01	$3.26	$0.75	23%
Central	5.37	4.77	0.60	13%
Southern	6.82	5.73	1.09	19%
Illinois Basin	4.89	4.32	0.57	13%
Northern Powder River Basin	3.79	3.47	0.32	9%
Combined average coal royalty revenue per ton	5.10	4.54	0.56	12%
Coal royalty revenues
Appalachia
Northern	$1,402	$737	$665	90%
Central	20,786	17,154	3,632	21%
Southern	2,359	2,683	(324)	(12)%
Total Appalachia	24,547	20,574	3,973	19%
Illinois Basin	2,973	3,431	(458)	(13)%
Northern Powder River Basin	3,237	2,945	292	10%
Unadjusted coal royalty revenue	30,757	26,950	3,807	14%
Coal royalty adjustment for minimum leases(1)	(48)	—	(48)	(100)%
Total coal royalty revenue	$30,709	$26,950	$3,759	14%
Other revenues			—
Production lease minimum revenue (1) (2)	$1,769	$9,812	$(8,043)	(82)%
Minimum lease straight-line revenue (1)	567	—	567	100%
Property tax revenue	1,263	513	750	146%
Wheelage revenue	1,572	1,219	353	29%
Coal overriding royalty revenue	3,918	3,059	859	28%
Lease assignment fee	—	1,000	(1,000)	(100)%
Aggregates royalty revenues	888	817	71	9%
Oil and gas royalty revenues	1,427	117	1,310	1,120%
Other	405	356	49	14%
Total other revenues	$11,809	$16,893	$(5,084)	(30)%
Coal royalty and other	42,518	43,843	(1,325)	(3)%
Transportation and processing services	6,853	5,570	1,283	23%
Gain on asset sales, net	—	154	(154)	(100)%
Total coal royalty and other segment revenues and other income	$49,371	$49,567	$(196)	—%

(1)
These line items were impacted by the adoption of the new revenue recognition standard effective January 1, 2018. The total impact of the adoption of this standard in the three months ended September 30, 2018 was a net decrease of $3.2 million in coal royalty and other revenues. Refer to Note 1. Basis of Presentation for the overall impact of the adoption of the new revenue recognition standard on our consolidated financial statements and Note 2. Revenue from Contracts with Customers for further discussion on changes in our revenue recognition policies as a result of this adoption.

(2)
Production lease minimum revenue decreased in total by $8.0 million as compared to the prior year quarter. Of this decrease, $4.3 million was the result of higher revenue from the expiration of minimums recognized in the prior year period and $3.7 million was a result of the new revenue recognition standard, which included $5.0 million of expired minimums from minimum leases which is now recognized straight-line over the lease term in Minimum lease straight-line revenue, partially offset by $1.3 million of breakage revenue related to production leases.

Coal Royalty Revenue
Coal royalty revenues increased $3.8 million, or 14%, from $27.0 million in the three months ended September 30, 2017 to $30.7 million in the three months ended September 30, 2018. This increase is primarily driven by a $4.0 million increase in Appalachia as a result of higher metallurgical and thermal coal prices and higher metallurgical coal production, partially offset by lower thermal coal production.
Other Revenues
Total other revenues decreased $5.1 million, or 30%, from $16.9 million in the three months ended September 30, 2017 to $11.8 million in the three months ended September 30, 2018 as a result of the impact of the new revenue recognition standard as discussed above, partially offset by increased performance of our natural gas royalty properties.
Transportation and Processing Services
Transportation and processing services revenue increased $1.3 million, or 23%, from $5.6 million in the three months ended September 30, 2017 to $6.9 million in the three months ended September 30, 2018 driven by the increase in tons processed and transported using our assets at the Sugar Camp, Williamson, and Macoupin mines.
Construction Aggregates
The table below presents major sources of Construction Aggregates revenues:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Crushed stone, sand and gravel	$16,618	$16,724	$(106)	(1)%
Delivery and fuel income	10,825	9,980	845	8%
Other	2,955	2,849	106	4%
Total construction aggregates revenues	$30,398	$29,553	$845	3%
Road construction and asphalt paving services	6,250	5,157	1,093	21%
Gain on asset sales, net	163	17	146	859%
Total construction aggregates revenues and other income	$36,811	$34,727	$2,084	6%
Total construction aggregates revenues and other income increased $2.1 million, or 6%, from $34.7 million in the three months ended September 30, 2017 to $36.8 million in the three months ended September 30, 2018. This increase is primarily due to higher road construction and asphalt paving project activity. While delivery and fuel income increased $0.8 million, this revenue was fully offset by higher delivery and fuel costs.
Operating and Other Expenses
The table below presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Operating expenses
Operating and maintenance expenses (including affiliates)	$37,548	$34,595	$2,953	9%
Depreciation, depletion and amortization (including affiliates)	8,221	8,306	(85)	(1)%
General and administrative (including affiliates)	3,183	3,855	(672)	(17)%
Total operating expenses	$48,952	$46,756	$2,196	5%

Other expense, net
Interest expense, net	$17,501	$20,032	$(2,531)	(13)%
Total other expense, net	$17,501	$20,032	$(2,531)	(13)%
Total operating expenses increased $2.2 million, or 5%, from $46.8 million in the three months ended September 30, 2017 to $49.0 million in the three months ended September 30, 2018. This increase is primarily related to the following:

•	Operating and maintenance expenses (including affiliate) increased $3.0 million, or 9% due to the following:

◦
Construction Aggregates segment operating and maintenance expenses include the costs to operate the segment and primarily consist of delivery and fuel, production costs, repair and maintenance, labor costs and utilities. Operating and maintenance costs for this segment increased $2.5 million, or 9%, from $28.2 million in the three months ended September 30, 2017 to $30.8 million in the three months ended September 30, 2018 primarily as a result of higher cost of materials and increased materials used due to increased construction and asphalt paving activity as well as higher delivery and labor costs.

◦
Coal Royalty and Other segment operating and maintenance expenses include costs to manage the segment and primarily consist of property taxes, legal, royalty and employee related costs. Operating and maintenance costs for this segment increased $0.4 million, or 7%, from $6.3 million in the three months ended September 30, 2017 to $6.8 million in the three months ended September 30, 2018 primarily as a result of increased legal and consulting fees related to the lawsuits regarding Foresight Energy’s Hillsboro/Deer Run mine and Macoupin/Shay mine in addition to higher property tax expense and increased overriding royalty interest fees, partially offset by $1.5 million of bad debt expense during the three months ended September 30, 2017 related to the write-off of a note receivable.

•	General and administrative (G&A) expense decreased $0.7 million, or 17%, primarily due to lower salaries and benefits and lower professional fees.
Total other expense, net decreased $2.5 million, or 13%, primarily due to decreased interest expense, net resulting from lower principal balances during the third quarter of 2018 as a result of debt repayments, partially offset by higher weighted average interest rates.
Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the three months ended September 30, 2018 and 2017:

	Operating Segments
For the Three Months Ended (in thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2018
Net income (loss) from continuing operations	$37,751	$8,836	$2,654	$(20,676)	$28,565
Less: equity earnings from unconsolidated investment	—	(8,836)	—	—	(8,836)
Add: net loss attributable to non-controlling interest	359	—	—	—	359
Add: total distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense, net	—	—	8	17,493	17,501
Add: depreciation, depletion and amortization	4,888	—	3,333	—	8,221
Adjusted EBITDA	$42,998	$12,250	$5,995	$(3,183)	$58,060

September 30, 2017
Net income (loss) from continuing operations	$37,992	$8,993	$3,342	$(23,828)	$26,499
Less: equity earnings from unconsolidated investment	—	(8,993)	—	—	(8,993)
Add: total distributions from unconsolidated investment	—	12,250	—	—	12,250
Add: interest expense, net	—	—	59	19,973	20,032
Add: depreciation, depletion and amortization	5,305	—	3,001	—	8,306
Adjusted EBITDA	$43,297	$12,250	$6,402	$(3,855)	$58,094
Total Consolidated Adjusted EBITDA was flat for the three months ended September 30, 2018 as compared to the same quarter of 2017. While Adjusted EBITDA decreased in our Coal Royalty and Other segment and Construction Aggregates segment as a result of the higher operating and maintenance expense as explained above, Corporate and Financing Adjusted EBITDA increased as a result of lower G&A costs, also discussed above.

Distributable Cash Flow and Free Cash Flow (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (in thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$41,604	$12,250	$6,941	$(27,368)	$33,427
Investing activities	1,590	—	(3,571)	—	(1,981)
Financing activities	—	—	(239)	(20,795)	(21,034)

September 30, 2017
Cash flow provided by (used in) continuing operations
Operating activities	$44,119	$8,992	$2,155	$(29,466)	$25,800
Investing activities	676	3,258	(1,163)	—	2,771
Financing activities	484	—	—	51,406	51,890

The following table reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to Distributable cash flow ("DCF") and Free cash flow ("FCF") for the three months ended September 30, 2018 and 2017:

	Operating Segments
For the Three Months Ended (in thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$41,604	$12,250	$6,941	$(27,368)	$33,427
Add: proceeds from sale of assets	—	—	238	—	238
Add: return on long-term contract receivables	1,590	—	—	—	1,590
Less: maintenance capital expenditures	—	—	(1,473)	—	(1,473)
Distributable cash flow	$43,194	$12,250	$5,706	$(27,368)	$33,782
Less: proceeds from the sale of assets	—	—	(238)	—	(238)
Less: expansion capital expenditures	—	—	(2,336)	—	(2,336)
Less: mitigation payments and acquisition costs classified as financing activities	—	—	(239)	—	(239)
Free cash flow	$43,194	$12,250	$2,893	$(27,368)	$30,969

September 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$44,119	$8,992	$2,155	$(29,466)	$25,800
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	3,258	—	—	3,258
Add: proceeds from sale of assets	76	—	75	—	151
Add: return on long-term contract receivables	600	—	—	—	600
Less: maintenance capital expenditures	—	—	(926)	—	(926)
Distributable cash flow	$44,795	$12,250	$1,304	$(29,466)	$28,883
Less: proceeds from the sale of assets	(76)	—	(75)	—	(151)
Less: expansion capital expenditures	—	—	(312)	—	(312)
Free cash flow	$44,719	$12,250	$917	$(29,466)	$28,420
DCF and FCF increased $4.9 million and $2.5 million, respectively, in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase is due primarily to the following:

•	Coal Royalty and Other segment DCF and FCF decreased $1.6 million and $1.5 million, respectively, primarily as a result of the timing of payments.

•
Construction Aggregates segment DCF and FCF increased $4.4 million and $2.0 million, respectively, primarily due to the timing of certain operating payments, partially offset by increased capital expenditures.

•	Corporate and Financing DCF and FCF increased $2.1 million primarily as a result of interest payments made in 2017 on NRP's 9.125% Senior Notes, which were fully repaid in the fourth quarter of 2017.

Results of Operations
First Nine Months of 2018 and 2017 Compared
Revenues and Other Income
The following table shows our revenues and other income by business segment for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
Business Segment (In thousands)	2018	2017
Coal Royalty and Other	$152,969	$153,544	$(575)	—%
Soda Ash	34,986	27,676	7,310	26%
Construction Aggregates	104,423	95,695	8,728	9%
Total	$292,378	$276,915	$15,463	6%
The changes in revenues and other income for each business segment are discussed below:

Coal Royalty and Other
The table below presents coal production, coal royalty revenue per ton and coal royalty revenues (including affiliates) derived from our major coal producing regions and the significant categories of other revenues:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2018	2017
Coal production (tons)
Appalachia
Northern	1,490	1,672	(182)	(11)%
Central	11,582	11,193	389	3%
Southern	1,288	1,721	(433)	(25)%
Total Appalachia	14,360	14,586	(226)	(2)%
Illinois Basin	2,091	3,545	(1,454)	(41)%
Northern Powder River Basin	2,896	2,708	188	7%
Total coal production	19,347	20,839	(1,492)	(7)%
Coal royalty revenue per ton
Appalachia
Northern	$3.82	$1.36	$2.46	181%
Central	5.57	5.09	0.48	9%
Southern	6.98	5.95	1.03	17%
Illinois Basin	4.56	3.68	0.88	24%
Northern Powder River Basin	2.70	2.89	(0.19)	(7)%
Combined average coal royalty revenue per ton	4.99	4.34	0.65	15%
Coal royalty revenues
Appalachia
Northern	$5,698	$2,279	$3,419	150%
Central	64,538	57,027	7,511	13%
Southern	8,985	10,242	(1,257)	(12)%
Total Appalachia	79,221	69,548	9,673	14%
Illinois Basin	9,533	13,055	(3,522)	(27)%
Northern Powder River Basin	7,817	7,827	(10)	—%
Unadjusted coal royalty revenue	96,571	90,430	6,141	7%
Coal royalty adjustment for minimum leases (1)	(98)	—	(98)	(100)%
Total coal royalty revenue	$96,473	$90,430	$6,043	7%
Other revenues
Production lease minimum revenue (1) (2)	$6,310	$22,556	$(16,246)	(72)%
Minimum lease straight-line revenue (1) (2)	1,739	—	1,739	100%
Property tax revenue	3,968	4,311	(343)	(8)%
Wheelage revenue	5,155	3,510	1,645	47%
Coal overriding royalty revenue	10,492	5,769	4,723	82%
Lease assignment fee	—	1,000	(1,000)	(100)%
Aggregates royalty revenues	3,551	3,513	38	1%
Oil and gas royalty revenues	5,679	2,532	3,147	124%
Other	1,545	827	718	87%
Total other revenues	$38,439	$44,018	$(5,579)	(13)%
Coal royalty and other	134,912	134,448	464	—%
Transportation and processing services	17,238	15,729	1,509	10%
Gain on asset sales, net	819	3,367	(2,548)	(76)%
Total coal royalty and other segment revenues and other income	$152,969	$153,544	$(575)	—%

(1)
These line items were impacted by the adoption of the new revenue recognition standard in the first quarter of 2018. The total impact of the adoption of this standard in the nine months ended September 30, 2018 was a net decrease of $9.6 million in coal royalty and other revenues. Refer to Note 1. Basis of Presentation for the overall impact on our consolidated financial statements and Note 2. Revenue from Contracts with Customers for further discussion on changes in our revenue recognition policies.

(2)
Production lease minimum revenue decreased in total by $16.2 million year-over-year. Of this decrease, $5.0 million was the result of higher revenue from the expiration of minimums recognized in the prior year and $11.2 million was a result of the new revenue recognition standard, which included $16.7 million of expired minimums from minimum leases which is now recognized straight-line over the entire lease term in Minimum lease straight-line revenue, partially offset by $5.5 million in breakage revenue related to production leases.

Coal Royalty Revenue
Coal royalty revenues increased $6.0 million, or 7%, from $90.4 million in the nine months ended September 30, 2017 to $96.5 million in the nine months ended September 30, 2018 primarily driven by the following:

•
Appalachia: Coal royalty revenue increased $9.7 million in this region as a result of higher metallurgical and thermal coal prices and higher metallurgical coal production as a result of increased demand, partially offset by lower thermal coal production as a result of the availability of qualified labor and lessee's capital constraints which limits their ability to increase production.

•
Illinois Basin: Despite a 24% increase in coal royalty price per ton, a 41% decrease in production in this region led to a net $3.5 million decrease in coal royalty revenue. The decreased production was primarily a result of the temporary relocation of certain production off of NRP's coal reserves. However, the decrease in coal royalty revenue was more than offset by a $4.9 million increase in overriding royalty revenue and wheelage primarily associated with the production of non-NRP coal.

Other Revenues
Total other revenues decreased $5.6 million, or 13%, from $44.0 million in the nine months ended September 30, 2017 to $38.4 million in the nine months ended September 30, 2018 primarily as a result of the impact of the new revenue recognition standard as discussed above, partially offset by the temporary relocation of certain production off of NRP's coal reserves in the Illinois Basin in exchange for overriding royalty revenue and wheelage from the production of non-NRP coal as described above in addition to increased performance of our natural gas royalty properties.
Transportation and Processing Services
Transportation and processing services revenue increased $1.5 million, or 10%, from $15.7 million in the nine months ended September 30, 2017 to $17.2 million in the nine months ended September 30, 2018 primarily driven by the increase in tons processed and transported using our assets at the Williamson and Sugar Camp mines.
Gain on Asset Sales, Net
Gain on asset sales, net for the segment decreased $2.5 million, or 76%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Asset sale gains during the nine months ended September 30, 2017 included sales of aggregates royalty properties and condemnation payments for a net gain of $3.4 million. There were no material sales during the nine months ended September 30, 2018.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $7.3 million, or 26%, from $27.7 million in the nine months ended September 30, 2017 to $35.0 million in the nine months ended September 30, 2018. This increase was primarily as a result of Ciner Wyoming's litigation settlement of a royalty dispute that resulted in $12.7 million of income, partially offset by a $5.4 million decrease primarily due to lower production and sales resulting from unexpected repairs during scheduled outages encountered and resolved during the second quarter of 2018 and lower production during the third quarter of 2018 primarily due to ore grade degradation.

Construction Aggregates
The table below presents the major sources of Construction Aggregates revenues:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Crushed stone, sand and gravel	$48,427	$44,379	$4,048	9%
Delivery and fuel income	32,587	27,822	4,765	17%
Other	10,041	10,198	(157)	(2)%
Total construction aggregates revenues	$91,055	$82,399	$8,656	11%
Road construction and asphalt paving services	13,154	13,087	67	1%
Gain on asset sales, net	214	209	5	2%
Total construction aggregates revenues and other income	$104,423	$95,695	$8,728	9%
Total construction aggregates revenues and other income increased $8.7 million, or 9%, from $95.7 million in the nine months ended September 30, 2017 to $104.4 million in the nine months ended September 30, 2018. Crushed stone, sand and gravel revenues increased $4.0 million primarily due to increased construction project and energy sector activity. While delivery and fuel income increased $4.8 million, this revenue was fully offset by higher delivery and fuel costs.
Operating and Other Expenses
The table below presents the significant categories of our consolidated operating and other expenses:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2018	2017
Operating expenses
Operating and maintenance expenses (including affiliates)	$112,347	$100,017	$12,330	12%
Depreciation, depletion and amortization (including affiliates)	24,741	27,203	(2,462)	(9)%
General and administrative (including affiliates)	10,782	13,940	(3,158)	(23)%
Asset impairments	242	1,778	(1,536)	(86)%
Total operating expenses	$148,112	$142,938	$5,174	4%

Other expense, net
Interest expense, net	$53,205	$63,464	$(10,259)	(16)%
Debt modification expense	—	7,939	(7,939)	(100)%
Loss on extinguishment of debt	—	4,107	(4,107)	(100)%
Total other expense, net	$53,205	$75,510	$(22,305)	(30)%
Total operating expenses increased $5.2 million, or 4%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the following:

•
Operating and maintenance expenses (including affiliate) increased $12.3 million, or 12%, from $100.0 million in the nine months ended September 30, 2017 to $112.3 million in the nine months ended September 30, 2018.

◦
Construction Aggregates segment operating and maintenance expenses increased $10.4 million, or 13%, from $80.9 million in the nine months ended September 30, 2017 to $91.2 million in the nine months ended September 30, 2018 primarily as a result of higher delivery, materials and labor costs from the increased production activity, higher repair and maintenance expense due to timing of repairs and higher fuel costs as a result of increased diesel prices.

◦
Coal Royalty and Other segment operating and maintenance expenses increased $2.0 million, or 10%, from $19.2 million in the nine months ended September 30, 2017 to $21.1 million in the nine months ended September 30, 2018 primarily as a result of increased overriding royalty interest fees partially offset by lower property tax expense.

•	DD&A expense decreased primarily due to lower coal production in the Illinois Basin.

•
G&A expense decreased primarily due to performance-based awards that vested in March 2017 following the completion of our recapitalization transactions, partially offset by expense related to equity awards that were granted in 2018 in addition to the increased expense related to our long-term incentive awards as a result of an increase in our unit-price.

•	Asset impairments in the nine months ended September 30, 2017 related to our timber assets. There were no material asset impairments in the nine months ended September 30, 2018.
Total other expense, net decreased $22.3 million, or 30%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the following:

•
Interest expense, net decreased primarily due to lower debt balances during the first half of 2018 as a result of progress made to repay debt partially offset by higher weighted average interest rates.

•	Debt modification expense in the nine months ended September 30, 2017 resulted from the exchange of $241 million of our 2018 Senior Notes for 2022 Senior Notes.

•	Loss on extinguishment of debt in the nine months ended September 30, 2017 resulted from the 4.563% premium paid to redeem the 2018 Senior Notes in April 2017.
Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment for the nine months ended September 30, 2018 and 2017:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2018
Net income (loss) from continuing operations	$116,414	$34,986	$3,620	$(63,959)	$91,061
Less: equity earnings from unconsolidated investment	—	(34,986)	—	—	(34,986)
Less: net income attributable to non-controlling interest	(510)	—	—	—	(510)
Add: total distributions from unconsolidated investment	—	36,750	—	—	36,750
Add: interest expense, net	—	—	28	53,177	53,205
Add: depreciation, depletion and amortization	15,364	—	9,377	—	24,741
Add: asset impairments	242	—	—	—	242
Adjusted EBITDA	$131,510	$36,750	$13,025	$(10,782)	$170,503

September 30, 2017
Net income (loss) from continuing operations	$115,170	$27,676	$4,439	$(88,818)	$58,467
Less: equity earnings from unconsolidated investment	—	(27,676)	—	—	(27,676)
Add: total distributions from unconsolidated investment	—	36,750	—	—	36,750
Add: interest expense, net	—	—	632	62,832	63,464
Add: debt modification expense	—	—	—	7,939	7,939
Add: loss on extinguishment of debt	—	—	—	4,107	4,107
Add: depreciation, depletion and amortization	17,653	—	9,550	—	27,203
Add: asset impairments	1,778	—	—	—	1,778
Adjusted EBITDA	$134,601	$36,750	$14,621	$(13,940)	$172,032

Adjusted EBITDA decreased $1.5 million, or 1%, from $172.0 million in the nine months ended September 30, 2017 to $170.5 million in the nine months ended September 30, 2018 primarily as a result of the following:

•
Coal Royalty and Other Adjusted EBITDA decreased $3.1 million primarily as a result of the decrease in other segment revenues, including gain on sale of assets and increased operating and maintenance expenses as discussed above. These decreases were partially offset by the increase in coal royalty and transportation and processing services revenues as discussed above.

•
Construction Aggregates segment Adjusted EBITDA decreased $1.6 million as a result of the increase in operating expenses as discussed above, partially offset by higher production and sales of crushed stone, gravel and sand.

•	Corporate and Financing Adjusted EBITDA increased $3.2 million as a result of the decrease in general and administrative expenses as discussed above.
Distributable Cash Flow and Free Cash Flow (Non-GAAP Financial Measure)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$132,122	$34,653	$10,224	$(68,982)	$108,017
Investing activities	3,432	2,097	(9,343)	—	(3,814)
Financing activities	—	—	(754)	(69,889)	(70,643)

September 30, 2017
Cash flow provided by (used in) continuing operations
Operating activities	$120,588	$31,104	$11,677	$(81,975)	$81,394
Investing activities	3,570	5,646	(5,776)	—	3,440
Financing activities	517	—	(1,096)	(3,382)	(3,961)

The following table reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Construction Aggregates	Corporate and Financing	Total
September 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$132,122	$34,653	$10,224	$(68,982)	$108,017
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	—	—	2,097
Add: proceeds from sale of assets	826	—	323	—	1,149
Add: return on long-term contract receivables	2,606	—	—	—	2,606
Less: maintenance capital expenditures	—	—	(4,496)	—	(4,496)
Distributable cash flow	$135,554	$36,750	$6,051	$(68,982)	$109,373
Less: proceeds from the sale of assets	(826)	—	(323)	—	(1,149)
Less: expansion capital expenditures	—	—	(5,170)	—	(5,170)
Less: mitigation payments and acquisition costs classified as financing activities	—	—	(754)	—	(754)
Free cash flow	$134,728	$36,750	$(196)	$(68,982)	$102,300

September 30, 2017
Net cash provided by (used in) operating activities of continuing operations	$120,588	$31,104	$11,677	$(81,975)	$81,394
Add: return of equity from unconsolidated investment	—	5,646	—	—	5,646
Add: proceeds from sale of assets	959	—	460	—	1,419
Add: return on long-term contract receivables	2,611	—	—	—	2,611
Less: maintenance capital expenditures	—	—	(5,310)	—	(5,310)
Distributable cash flow	$124,158	$36,750	$6,827	$(81,975)	$85,760
Less: proceeds from the sale of assets	(959)	—	(460)	—	(1,419)
Less: expansion capital expenditures	—	—	(926)	—	(926)
Less: mitigation payments and acquisition costs classified as financing activities	—	—	(1,096)	—	(1,096)
Free cash flow	$123,199	$36,750	$4,345	$(81,975)	$82,319

DCF and FCF increased $23.6 million and $20.0 million, respectively, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase is due primarily to the following:

•
Coal Royalty and Other segment DCF and FCF increased $11.4 million and $11.5 million, respectively, as a result of the timing of cash receipts from both coal royalty production and minimums and property tax reimbursements.

•
Construction Aggregates segment DCF and FCF decreased $0.8 million and $4.5 million, respectively, primarily due to the timing of certain operating payments. The decrease in FCF was impacted by increased expansion capital expenditures as a result of a new project that began in 2018.

•	Corporate and Financing DCF and FCF increased $13.0 million primarily as a result of lower G&A payments and lower cash paid for interest year-over-year.

Liquidity and Capital Resources
Current Liquidity
As of September 30, 2018, we had total liquidity of $118.4 million, consisting of $63.4 million of cash and cash equivalents and $55.0 million in borrowing capacity under our Opco Credit Facility. We remain focused on further reducing our debt and improving our liquidity metrics.
Cash Flows
Cash flows provided by operating activities increased $26.8 million, from $80.8 million in the nine months ended September 30, 2017 to $107.5 million in the nine months ended September 30, 2018 primarily related to lower G&A payments primarily as a result of the payment of the performance-based awards in 2017 following the completion of our recapitalization transactions, lower cash paid for interest on our debt and increased operating cash flows in our Coal Royalty and Other segment as a result of the timing of cash receipts from both coal royalty production and minimums and property tax reimbursements. These increased cash flows were partially offset by lower cash provided by operating activities in our Construction Aggregates segment primarily due to the timing of certain operating payments.
Cash flows used in investing activities increased $7.5 million, from $3.6 million provided in the nine months ended September 30, 2017 to $3.8 million used in the nine months ended September 30, 2018 primarily due to a smaller portion of our distribution from Ciner Wyoming classified as an investing activity year-over-year in addition to higher capital expenditures within our Construction Aggregates segment.
Cash flows used in financing activities increased $66.6 million, from $3.6 million in the nine months ended September 30, 2017 to $70.2 million in the nine months ended September 30, 2018 primarily due to the decrease in debt repayments year-over-year and the debt issue costs incurred in the first quarter of 2017 related to the March 2017 recapitalization transactions. These decreases in cash outflows were partially offset by the proceeds received related to the March 2017 recapitalization transactions, lower borrowings on our credit facility year-over-year, a $17.7 million increase in preferred unit distributions and the $8.8 million PIK Unit redemption in the nine months ended September 30, 2018.
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
Capital Resources and Obligations
Debt
We had the following debt outstanding as of September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
Current portion of long-term debt, net	$75,201	$79,740
Long-term debt, net	716,514	729,608
Total debt, net	$791,715	$809,348
We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see Note 11. Debt, Net to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Summary of Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 include estimates surrounding our implementation of the new revenue recognition standard. We evaluate the total cash flows expected under each lease to determine the likelihood that consideration received from our lessees resulting from coal production would exceed consideration received from minimum payments over the lease term. As a result of the evaluation, we either recognize revenue on our coal and aggregates royalty leases based on production or minimum payments as further described in Note 2. Revenue from Contracts with Customers.
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
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At September 30, 2018, we had $95.0 million outstanding in variable interest rate debt. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.0 million, assuming the same principal amount remained outstanding during the year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
NRP carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of NRP management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the general partner of NRP. This evaluation is performed to determine if our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
During the third quarter of 2018, the Partnership identified a non-cash error related to the modified retrospective adoption of ASC 606 on January 1, 2018 and determined that this error constituted a material weakness in the Partnership’s internal control over financial reporting, as described below. Based upon that discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this report.
The material weakness in internal control over financial reporting primarily resulted from a deficiency in the design and operating effectiveness of a key control to ensure complete and accurate adoption of ASC 606. Specifically, in evaluating its contracts for revenue recognition, NRP identified certain coal and aggregates royalty leases as minimum leases that should have been classified as production leases. As a result, the Partnership incorrectly accelerated the recognition of deferred revenue, resulting in an overstatement of the transition adjustment to the opening balance of Partners' capital and revenue.
To remediate the material weakness described above, we have enhanced and revised the design of the existing ASC 606 adoption control and procedures to properly determine lease classification, modified retrospective adoption and the ongoing recognition of revenue under ASC 606. During the fourth quarter of 2018, the Partnership successfully performed and tested the enhanced control on all of its coal and aggregates royalty leases and concluded that the material weakness has been remediated.
Notwithstanding the material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Changes in the Partnership’s Internal Control Over Financial Reporting
Except as noted above, there were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2018 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
10.1
Settlement Agreement dated October 19, 2018 by and among WPP LLC and Foresight Energy LP (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the Quarter ended September 30, 2018 filed by Foresight Energy LP on November 7, 2018).

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

Date: November 9, 2018
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 9, 2018
	By:	/s/ JENNIFER L. ODINET
Jennifer L. Odinet
Chief Accounting Officer
(Principal Accounting Officer)