Form 10-Q
period 2019-03-31
NATURAL RESOURCE PARTNERS LP
filed 2019-05-08
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 or

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
(Zip Code)
(713) 751-7507
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units representing limited partner interests	NRP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except unit data)	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$112,374	$101,839
Restricted cash	17,333	104,191
Accounts receivable, net	37,023	32,058
Prepaid expenses and other	4,141	3,462
Current assets of discontinued operations	998	993
Total current assets	$171,869	$242,543
Land	24,008	24,008
Plant and equipment, net	893	984
Mineral rights, net	739,570	743,112
Intangible assets, net	41,754	42,513
Equity in unconsolidated investment	249,936	247,051
Long-term contracts receivable	38,464	38,945
Other assets	5,677	2,491
Total assets	$1,272,171	$1,341,647
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,797	$2,414
Accrued liabilities	6,200	12,347
Accrued interest	4,312	14,345
Current portion of deferred revenue	4,614	3,509
Current portion of long-term debt, net	46,024	115,184
Current liabilities of discontinued operations	727	947
Total current liabilities	$63,674	$148,746
Deferred revenue	52,473	49,044
Long-term debt, net	541,677	557,574
Other non-current liabilities	4,720	1,150
Total liabilities	$662,544	$756,514
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (250,000 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	$164,587	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 and 12,249,469 units issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	$378,140	$355,113
General partner’s interest	5,476	5,014
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(2,457)	(3,462)
Total partners’ capital	$447,975	$423,481
Non-controlling interest	(2,935)	(2,935)
Total capital	$445,040	$420,546
Total liabilities and capital	$1,272,171	$1,341,647
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per unit data)	2019	2018
Revenues and other income
Coal royalty and other	$49,502	$44,474
Transportation and processing services	5,601	5,383
Equity in earnings of Ciner Wyoming	11,682	9,621
Gain on asset sales	256	651
Total revenues and other income	$67,041	$60,129

Operating expenses
Operating and maintenance expenses	$8,360	$6,215
Depreciation, depletion and amortization	4,392	5,100
General and administrative expenses	4,350	4,336
Asset impairments	—	242
Total operating expenses	$17,102	$15,893

Income from operations	$49,939	$44,236

Interest expense, net	$(14,174)	$(17,950)

Net income from continuing operations	$35,765	$26,286
Loss from discontinued operations	(46)	(1,948)
Net income	$35,719	$24,338
Less: income attributable to preferred unitholders	(7,500)	(7,500)
Net income attributable to common unitholders and general partner	$28,219	$16,838

Net income attributable to common unitholders	$27,655	$16,501
Net income attributable to the general partner	564	337

Income from continuing operations per common unit (see Note 6)
Basic	$2.26	$1.50
Diluted	1.75	1.16

Net income per common unit (see Note 6)
Basic	$2.26	$1.35
Diluted	1.75	1.08

Net income	$35,719	$24,338
Comprehensive income (loss) from unconsolidated investment and other	1,005	(1,125)
Comprehensive income	$36,724	$23,213
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2018	12,249	$355,113	$5,014	$66,816	$(3,462)	$423,481	$(2,935)	$420,546
Net income (1)	—	35,005	714	—	—	35,719	—	35,719
Distributions to common unitholders and general partner	—	(5,513)	(112)	—	—	(5,625)	—	(5,625)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Issuance of unit-based awards	12	486	—	—	—	486	—	486
Unit-based awards amortization and vesting	—	399	—	—	—	399	—	399
Comprehensive income from unconsolidated investment and other	—	—	10	—	1,005	1,015	—	1,015
Balance at March 31, 2019	12,261	$378,140	$5,476	$66,816	$(2,457)	$447,975	$(2,935)	$445,040

(1)
Net income includes $7.5 million attributable to Preferred Unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard	—	69,057	1,409	—	—	70,466	—	70,466
Net income (1)	—	23,851	487	—	—	24,338	—	24,338
Distributions to common unitholders and general partner	—	(5,505)	(112)	—	—	(5,617)	—	(5,617)
Distributions to preferred unitholders	—	(7,610)	(155)	—	—	(7,765)	—	(7,765)
Issuance of unit-based awards	14	410	—	—	—	410	—	410
Unit-based awards amortization and vesting	—	197	—	—	—	197	—	197
Comprehensive income (loss) from unconsolidated investment and other	—	—	8	—	(1,125)	(1,117)	—	(1,117)
Balance at March 31, 2018	12,246	$280,251	$3,494	$66,816	$(4,438)	$346,123	$(3,394)	$342,729

(1)
Net income includes $7.5 million attributable to Preferred Unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$35,719	$24,338
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	4,392	5,100
Distributions from unconsolidated investment	9,800	10,153
Equity earnings from unconsolidated investment	(11,682)	(9,621)
Gain on asset sales	(256)	(651)
Loss from discontinued operations	46	1,948
Asset impairments	—	242
Unit-based compensation expense	901	687
Amortization of debt issuance costs and other	1,796	1,154
Change in operating assets and liabilities:
Accounts receivable	(4,927)	(10,027)
Accounts payable	(616)	869
Accrued liabilities	(6,164)	(5,042)
Accrued interest	(10,033)	(9,777)
Deferred revenue	4,534	5,361
Other items, net	(678)	2,680
Net cash provided by operating activities of continuing operations	$22,832	$17,414
Net cash provided by operating activities of discontinued operations	121	2,385
Net cash provided by operating activities	$22,953	$19,799

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$—	$2,097
Proceeds from sale of assets	256	656
Return of long-term contract receivable	441	487
Net cash provided by investing activities of continuing operations	$697	$3,240
Net cash used in investing activities of discontinued operations	(390)	(3,413)
Net cash provided by (used in) investing activities	$307	$(173)

Cash flows from financing activities
Borrowings on revolving credit facility	—	35,000
Repayments of loans	(86,468)	(40,800)
Redemption of preferred units paid-in-kind	—	(8,844)
Distributions to common unitholders and general partner	(5,625)	(5,617)
Distributions to preferred unitholders	(7,500)	(7,765)
Contributions from (to) discontinued operations	(269)	1,408
Debt issuance costs and other	10	(226)
Net cash used in financing activities of continuing operations	$(99,852)	$(26,844)
Net cash provided by (used in) financing activities of discontinued operations	269	(1,457)
Net cash used in financing activities	$(99,583)	$(28,301)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net decrease in cash, cash equivalents and restricted cash	$(76,323)	$(8,675)

Cash, cash equivalents and restricted cash of continuing operations at beginning of period	$206,030	$26,980
Cash, cash equivalents and restricted cash of discontinued operations at beginning of period	—	2,847
Cash, cash equivalents and restricted cash at beginning of period	$206,030	$29,827

Cash, cash equivalents and restricted cash at end of period	$129,707	$21,152
Less: cash, cash equivalents and restricted cash of discontinued operations at end of period	—	(362)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$129,707	$20,790

Supplemental cash flow information:
Cash paid during the period for interest of continuing operations	$23,422	$26,023
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Nature of Business
Natural Resource Partners L.P. (the "Partnership") engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Ciner Wyoming LLC ("Ciner Wyoming"), a producer of natural soda ash. The Partnership is organized into two operating segments further described in Note 7. Segment Information. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.
Principles of Consolidation and Reporting
The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all necessary adjustments to fairly present the Partnership's results of operations, financial position and cash flows for the periods presented have been made and all such adjustments were of a normal and recurring nature. Certain reclassifications have been made to prior period amounts on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows to conform with current period presentation. These reclassifications had no impact on previously reported net income or cash flows from operating, investing or financing activities.
Recasting of Certain Prior Period Information
As described in Note 4. Discontinued Operations, the Partnership reclassified prior period information for the assets and liabilities, operating results and cash flows of its construction aggregates business as discontinued operations in its consolidated financial statements for all periods presented.
Restricted Cash
Restricted cash at March 31, 2019 and December 31, 2018 represents the remaining net proceeds from the sale of the Partnership's construction aggregates business that is required to be used to repay debt, make acquisitions or make capital expenditures per the terms of the Partnership's and Opco's debt agreements. In the first quarter of 2019, the Partnership used $86.5 million of restricted cash to repay principal amounts on the Opco Senior Notes, and it intends to use the remaining restricted cash to repay a portion of the 2019 amortization payments on the Opco Senior Notes.
Recently Adopted Accounting Standards
Leases
On January 1, 2019, NRP adopted Accounting Standards Codification (ASC) 842, Leases, and all the related amendments (the “new lease standard” and "ASC 842") and recognized assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. This standard does not apply to leases that explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance also required disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The guidance was adopted on January 1, 2019 using a modified retrospective approach.
The Partnership is a lessee in one lease that is accounted for as an operating lease under the new lease standard and the adoption of the new lease standard did not have a material impact to the Partnership's consolidated financial statements. For lease agreements entered into or reassessed after the adoption of Topic 842, the Partnership elected to not combine lease and non-lease components. See Note 3. Leases for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Recently Issued Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new standard replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and is to be adopted using a modified retrospective approach. The Partnership is currently evaluating the provisions of this guidance on its consolidated financial statements.
2.    Revenues from Contracts with Customers
The following table represents the Partnership's Coal Royalty and Other segment revenues by major source:

	Three Months Ended March 31,
(In thousands)	2019	2018
Coal royalty revenues	$32,131	$31,002
Production lease minimum revenues	2,700	2,535
Minimum lease straight-line revenues	3,316	603
Property tax revenues	1,433	1,182
Wheelage revenues	1,415	1,974
Coal overriding royalty revenues	3,975	2,872
Lease amendment revenues	771	—
Aggregates royalty revenues	1,464	1,091
Oil and gas royalty revenues	1,719	2,898
Other revenues	578	317
Coal royalty and other revenues (1)	$49,502	$44,474
Transportation and processing services revenues (2)	5,601	5,383
Total Coal royalty and other segment revenues	$55,103	$49,857

(1)	Coal royalty and other revenues from contracts with customers as defined under ASC 606.

(2)
Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $2.9 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. The remaining transportation and processing services revenue of $2.7 million and $2.4 million for the three months ended March 31, 2019, and 2018 respectively, related to other NRP-owned infrastructure leased to and operated by third party operators accounted for under other guidance. See Note 3. Leases for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2019	2018
Receivables
Accounts receivable, net	$34,036	$29,001
Prepaid expenses and other (1)	3,416	2,483

Contract liabilities
Current portion of deferred revenue	$4,614	$3,509
Deferred revenue	52,473	49,044

(1)	Prepaid expenses and other includes notes receivable from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at end of prior period (current and non-current)	$52,553	$100,605
Cumulative adjustment for change in accounting principle	—	(65,591)
Balance at beginning of period (current and non-current)	$52,553	$35,014
Increase due to minimums and lease amendment fees	11,877	9,026
Recognition of previously deferred revenue	(7,343)	(5,591)
Balance at end of period (current and non-current)	$57,087	$38,449

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows:

Lease Term (1)	Weighted Average Remaining Years as of March 31, 2019	Annual Minimum Payments (In thousands)
0 - 5 years	2.8	$15,681
5 - 10 years	6.6	13,352
10+ years	13.9	50,135
Total	10.5	$79,168

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Leases
Lessee Accounting Under ASC 842
As of March 31, 2019, the Partnership had one operating lease for an office building that is owned by Western Pocahontas Properties Limited Partnership ("WPPLP"), an affiliate of the Partnership as further discussed in Note 13. Related Party Transactions. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon adoption and as of March 31, 2019, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within Other assets and Other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both January 1, 2019 and March 31, 2019, respectively. During the three months ended March 31, 2019, the Partnership incurred $0.1 million in total operating lease expenses included in both Operating and maintenance expenses and General and administrative expenses in its Consolidated Statement of Comprehensive Income.
The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included in its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	As of March 31, 2019
2019	$362
2020	483
2021	483
2022	483
2023	483
After 2023	12,079
Total lease payments (1)	$14,373
Less: present value adjustment (2)	(10,860)
Total operating lease liability	$3,513

(1)	The remaining lease term of the Partnership's operating lease is 29.75 years.

(2)
The present value of the operating lease liability on the Partnership's Consolidated Balance Sheet was calculated using a 13.5% discount rate which represents the Partnership's estimated incremental borrowing rate under the lease. As the Partnership's lease does not provide an implicit rate, the Partnership estimated the incremental borrowing rate at the time the lease was entered into by utilizing the rate of the Partnership's secured debt and adjusting it for factors that reflect the profile of borrowing over the 30-year expected lease term.

Lessor Accounting as a Lease Under ASC 842
The Partnership owns transportation and processing infrastructure related to certain of its coal properties, including loadout and other transportation assets at the Partnership's Macoupin property in the Illinois Basin which is operated by Foresight Energy. The infrastructure at the Macoupin property is leased to a subsidiary of Foresight Energy and is accounted for as an operating lease under ASC 842. The lease with Macoupin expires in January 2108. From the inception of this lease in 2009 through January 2039, the lease provides that the Partnership is entitled to variable lease payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. These fees are included in Transportation and processing services revenues in the Partnership's Consolidated Statements of Comprehensive Income and were $1.2 million and $1.1 million in the three months ended March 31, 2019 and 2018, respectively. After January 2039, the lease provides that the Partnership is entitled to an annual rent of $10 thousand per year in place of the variable lease payments.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Lessor Accounting as a Financing Transaction Under ASC 310, Receivables
The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight Energy LP. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight Energy and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. There is no option to purchase the infrastructure at the end of the lease. Minimum payments are $5.0 million per year through the end of the lease term and represent a $1.25 million per quarter deficiency payment. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed $10 thousand per year for the remainder of the renewed term.
The following table shows certain amounts related to the Partnership's Sugar Camp lease:

(In thousands)	March 31, 2019	December 31, 2018
Accounts receivable	$602	$661
Contract receivable (current and long-term)	40,331	40,776
Unearned income	24,252	25,058
Projected remaining payments	$65,185	$66,495

4.    Discontinued Operations
In December 2018, the Partnership sold VantaCore Partners LLC, its construction aggregates business, and in July 2016, NRP Oil and Gas LLC ("NRP Oil and Gas") sold its non-operated oil and gas working interest assets. The Partnership's exit from both its construction aggregates business and non-operated oil and gas working interest business represented strategic shifts to reduce debt and focus on its Coal Royalty and Other and Soda Ash business segments. As a result, the Partnership classified the assets and liabilities, operating results and cash flows of these businesses as discontinued operations in its Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented.
The following table presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	March 31, 2019			December 31, 2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
ASSETS
Current assets
Accounts receivable, net	$10	$988	$998	$5	$988	$993
Total assets of discontinued operations	$10	$988	$998	$5	$988	$993

LIABILITIES
Current liabilities
Accounts payable	$48	$—	$48	$181	$—	$181
Accrued liabilities	679	—	679	766	—	766
Total liabilities of discontinued operations	$727	$—	$727	$947	$—	$947

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table presents summarized financial results of the Partnership's discontinued operations in the Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2019			2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Construction aggregates	$—	$—	$—	$26,424	$—	$26,424
Road construction and asphalt paving services	—	—	—	728	—	728
Gain (loss) on asset sales	(8)	—	(8)	9	—	9
Total revenues and other income	$(8)	$—	$(8)	$27,161	$—	$27,161

Operating expenses
Operating and maintenance expenses	$27	$11	$38	$26,218	$14	$26,232
Depreciation, depletion and amortization	—	—	—	2,857	—	2,857
Total operating expenses	$27	$11	$38	$29,075	$14	$29,089

Interest expense	—	—	—	(20)	—	(20)
Loss from discontinued operations	$(35)	$(11)	$(46)	$(1,934)	$(14)	$(1,948)
Capital expenditures related to the Partnership's discontinued operations were $3.4 million during the three months ended March 31, 2018.
5.    Common and Preferred Unit Distributions
The Partnership makes cash distributions to Common and Preferred unitholders on a quarterly basis, subject to approval by the Board of Directors. NRP recognizes both Common and Preferred distributions on the date the distribution is declared.
Common Unit Distributions
Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions. During the three months ended March 31, 2019 and 2018, the Partnership declared and paid a distribution of $0.45 per common unit with respect to the quarter ended December 31, 2018 and 2017, respectively.

Preferred Unit Distributions
Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. During the three months ended March 31, 2019 and 2018, the Partnership paid a distribution of $30.00 per Preferred Unit with respect to the quarter ended December 31, 2018 and 2017, respectively. NRP reduced net income attributable to common unitholders and the general partner by $7.5 million during the three months ended March 31, 2019 and 2018, respectively, as a result of accumulated Preferred Unit distributions earned during the period. During the three months ended March 31, 2018, the Partnership redeemed all of the outstanding PIK Units, which resulted in an $8.8 million cash payment during the period.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Net Income Per Common Unit
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
The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the Warrants for the three months ended March 31, 2018 includes the net settlement of Warrants to purchase 1.75 million common units with a strike price of $22.81 but did not include the net settlement of Warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of the dilutive effect of the warrants for the three months ended March 31, 2019, includes both the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.
The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	Three Months Ended March 31,
(In thousands, except per unit data)	2019	2018
Allocation of net income
Net income from continuing operations	$35,765	$26,286
Less: income attributable to preferred unitholders	(7,500)	(7,500)
Net income from continuing operations attributable to common unitholders and general partner	$28,265	$18,786
Less: net income from continuing operations attributable to the general partner	(565)	(376)
Net income from continuing operations attributable to common unitholders	$27,700	$18,410

Net loss from discontinued operations	$(46)	$(1,948)
Less: net loss from discontinued operations attributable to the general partner	1	39
Net loss from discontinued operations attributable to common unitholders	$(45)	$(1,909)

Net income	$35,719	$24,338
Less: income attributable to preferred unitholders	(7,500)	(7,500)
Net income attributable to common unitholders and general partner	$28,219	$16,838
Less: net income attributable to the general partner	(564)	(337)
Net income attributable to common unitholders	$27,655	$16,501

Basic net income (loss) per common unit
Weighted average common units—basic	12,255	12,238
Basic net income from continuing operations per common unit	$2.26	$1.50
Basic net loss from discontinued operations per common unit	$—	$(0.16)
Basic net income per common unit	$2.26	$1.35

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per unit data)	2019	2018
Diluted income per common unit
Weighted average common units—basic	12,255	12,238
Plus: dilutive effect of Warrants	1,096	424
Plus: dilutive effect of Preferred Units	6,664	9,463
Weighted average common units—diluted	20,015	22,125

Net income from continuing operations	$35,765	$26,286
Less: diluted net income from continuing operations attributable to the general partner	(715)	(526)
Diluted net income from continuing operations attributable to common unitholders	$35,050	$25,760

Diluted net loss from discontinued operations attributable to common unitholders	$(45)	$(1,909)

Net income	$35,719	$24,338
Less: diluted net income attributable to the general partner	(714)	(487)
Diluted net income attributable to common unitholders	$35,005	$23,851

Diluted net income from continuing operations per common unit	$1.75	$1.16
Diluted net loss from discontinued operations per common unit	$—	$(0.09)
Diluted net income per common unit	$1.75	$1.08
7.    Segment Information
The Partnership's segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. that are managed accordingly. NRP has the following two operating segments:
Coal Royalty and Other—consists primarily of coal royalty and coal-related transportation and processing assets. Other assets include industrial minerals royalty properties, aggregates royalty properties, oil and gas royalty properties and timber. The Partnership's coal reserves are primarily located in Appalachia, the Illinois Basin and the Northern Powder River Basin in the United States. The Partnership's industrial minerals and aggregates properties are located in a number of states across the United States. The Partnership's oil and gas royalty assets are primarily located in Louisiana.
Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining operation and soda ash refinery in the Green River Basin of Wyoming. Ciner Resources LP, the Partnership's operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally to the glass and chemicals industries.
In December 2018, the Partnership sold its construction aggregates business which enabled it to further reduce debt and focus on its Coal Royalty and Other and Soda Ash business segments. See Note 4. Discontinued Operations for more information.
Direct segment costs and certain other costs incurred at the corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments accordingly. These allocated costs generally include salaries and benefits, insurance, property taxes, legal and royalty, information technology and shared facilities services and are included in Operating and maintenance expenses on the Consolidated Statements of Comprehensive Income.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment and are included in General and administrative expenses on the Consolidated Statements of Comprehensive Income.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Three Months Ended March 31, 2019
Revenues	$55,103	$11,682	$—	$66,785
Gain on asset sales	256	—	—	256
Operating and maintenance expenses	8,360	—	—	8,360
Depreciation, depletion and amortization	4,392	—	—	4,392
General and administrative expenses	—	—	4,350	4,350
Interest expense, net	—	—	14,174	14,174
Net income (loss) from continuing operations	42,607	11,682	(18,524)	35,765
Loss from discontinued operations	—	—	—	(46)

Three Months Ended March 31, 2018
Revenues	$49,857	$9,621	$—	$59,478
Gain on asset sales	651	—	—	651
Operating and maintenance expenses	6,215	—	—	6,215
Depreciation, depletion and amortization	5,100	—	—	5,100
General and administrative expenses	—	—	4,336	4,336
Asset impairment	242	—	—	242
Interest expense, net	—	—	17,950	17,950
Net income (loss) from continuing operations	38,951	9,621	(22,286)	26,286
Loss from discontinued operations	—	—	—	(1,948)

As of March 31, 2019
Total assets of continuing operations	$1,001,385	$249,936	$19,852	$1,271,173
Total assets of discontinued operations	—	—	—	998

As of December 31, 2018
Total assets of continuing operations	$986,680	$247,051	$106,923	$1,340,654
Total assets of discontinued operations	—	—	—	993

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance at beginning of period	$247,051	$245,433
Income allocation to NRP’s equity interests	12,894	10,832
Amortization of basis difference	(1,212)	(1,211)
Comprehensive income (loss) from unconsolidated investment	1,003	(1,125)
Distribution	(9,800)	(12,250)
Balance at end of period	$249,936	$241,679
The following table represents summarized financial information for Ciner Wyoming as derived from the respective unaudited financial statements for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
(In thousands)	2019	2018
Sales	$130,436	$121,219
Gross profit	34,102	28,222
Net income	26,315	22,107
9.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	March 31, 2019			December 31, 2018
(In thousands)	Cost	Accumulated Depletion	Net Book Value	Cost	Accumulated Depletion	Net Book Value
Coal properties	$1,164,845	$(454,129)	$710,716	$1,164,845	$(451,210)	$713,635
Aggregates properties	24,920	(12,349)	12,571	24,920	(11,814)	13,106
Oil and gas royalty properties	12,395	(7,696)	4,699	12,395	(7,632)	4,763
Other	13,158	(1,574)	11,584	13,158	(1,550)	11,608
Total mineral rights, net	$1,215,318	$(475,748)	$739,570	$1,215,318	$(472,206)	$743,112
Depletion expense related to the Partnership’s mineral rights is included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income and totaled $3.5 million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Intangible Assets, Net
The Partnership's intangible assets consist of above-market coal royalty and related transportation contracts with subsidiaries of Foresight Energy in which the Partnership receives throughput fees for the handling and transportation of coal. The Partnership's intangible assets included on its Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Intangible assets at cost	$81,109	$81,109
Less: accumulated amortization	(39,355)	(38,596)
Total intangible assets, net	$41,754	$42,513
Amortization expense included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $0.8 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Debt, Net
The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2019	2018
NRP LP debt:
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75%	$345,638	$345,638
Opco debt:
Revolving credit facility	$—	$—
Senior notes
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	$—	$21,319
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	13,603	15,290
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	11,823	13,414
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	30,356	37,195
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	63,834	89,529
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	20,059	27,185
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	91,821	107,013
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	23,536	30,555
Total Opco senior notes	$255,032	$341,500
Total debt at face value	$600,670	$687,138
Net unamortized debt discount	(1,167)	(1,266)
Net unamortized debt issuance costs	(11,802)	(13,114)
Total debt, net	$587,701	$672,758
Less: current portion of long-term debt	(46,024)	(115,184)
Total long-term debt, net	$541,677	$557,574
NRP LP Debt
2022 Senior Notes
As of March 31, 2019 and December 31, 2018, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 10.500% Senior Notes due 2022 (the "2022 Senior Notes"). In April 2019, NRP and NRP Finance issued $300 million aggregate principal amount of 9.125% senior notes due 2025 ("2025 Senior Notes") and plans to use the net proceeds and cash on hand to fund the redemption of the 2022 Senior Notes in May 2019. See Note 17. Subsequent Events for more information.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of March 31, 2019 and December 31, 2018, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Opco Credit Facility
As of March 31, 2019, the Partnership did not have any borrowings outstanding under Opco’s Third Amended and Restated Credit Agreement, as amended (the "Opco Credit Facility") and had $100 million in available borrowing capacity. In April 2019, the Partnership entered into the Fourth Amendment to the Opco Credit Facility which extended the term of the Opco Credit Facility from April 2020 to April 2023. See Note 17. Subsequent Events for more information.
The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility during the three months ended March 31, 2018 was 5.91%. There were no borrowings outstanding under the Opco Credit Facility during the three months ended March 31, 2019. Debt issuance cost related to the Opco Credit Facility were $1.4 million and $1.7 million at March 31, 2019 and December 31, 2018, respectively, and have been capitalized and included in Other assets on the Partnership's Consolidated Balance Sheets.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $546.2 million and $548.9 million classified as Mineral rights, net and Plant and equipment, net and on the Partnership’s Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.
Opco Senior Notes
As of March 31, 2019 and December 31, 2018, the private placement senior notes ("Opco Senior Notes") had cumulative principal balances of $255.0 million and $341.5 million, respectively. Opco made mandatory principal payments of $86.5 million, which included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business during the three months ended March 31, 2019, and $40.8 million during the three months ended March 31, 2018.
The 8.38% and 8.92% Opco Senior Notes also provide that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through March 31, 2019.
12.    Fair Value Measurements
Fair Value of Financial Assets and Liabilities
The Partnership’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, contracts receivable, debt, Preferred Units and Warrants. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2019 or 2018. The Partnership uses available market data and valuation methodologies to estimate the fair value of debt.
The following table shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable:

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2022 Senior Notes (1)	$334,929	$364,648	$334,024	$356,871
Opco Senior Notes (2)	252,772	269,059	338,734	352,599
Opco Revolving Credit Facility (3)	—	—	—	—

Assets:
Contracts receivable (current and long-term) (4)	$40,331	$34,405	$40,776	$34,704

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

(2)
Due to no observable quoted prices on these instruments, the Level 3 fair value is estimated by management using quotations obtained for the NRP 2022 Senior Notes on the closing trading prices near period end.

(3)
The Level 3 fair value approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

(4)	The Level 3 fair value is determined based on the present value of future cash flow projections related to the underlying assets.
NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in Other expense, net in the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of March 31, 2019 and December 31, 2018.
13.    Related Party Transactions
Affiliates of our General Partner
The Partnership’s general partner does not receive any management fee or other compensation for its management of NRP. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and WPPLP, affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. These QMC and WPPLP employee management service costs are presented as Operating and maintenance expenses and General and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income. NRP also reimburses overhead costs incurred by its affiliates to manage the Partnership's business. These overhead costs include certain rent, information technology, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s general partner and its affiliates and are presented as Operating and maintenance expenses and General and administrative on the Partnership's Consolidated Statements of Comprehensive Income.
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included in the Partnership's Consolidated Statement of Comprehensive Income as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating and maintenance expenses	$1,635	$1,675
General and administrative expenses	963	931
During the three months ended March 31, 2019 and 2018, the Partnership recognized $3.0 million and $0.6 million in Operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP.
The Partnership had Accounts payable on its Consolidated Balance Sheets to QMC of $0.4 million and to WPPLP of $0.8 million as of March 31, 2019 and to QMC of $0.5 million and to WPPLP of $1.4 million as of December 31, 2018.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Quintana Capital Group GP, Ltd.
Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At March 31, 2019, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that was one of the Partnership’s lessees in Tennessee. During the second quarter of 2018, Corsa assigned its lease with NRP to a third party and is no longer deemed a related party. Coal related revenues from Corsa totaled $0.2 million for the three months ended March 31, 2018.
14.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	Three Months Ended March 31,
	2019		2018
(In thousands)	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$16,191	24%	$12,431	21%
Contura Energy (1) (2)	11,111	17%	5,505	9%

(1)	Revenues from Foresight Energy and Contura Energy are included within the Partnership's Coal Royalty and Other segment.

(2)
In the fourth quarter of 2018, Contura Energy and Alpha Natural Resources merged. Revenues during the three months ended March 31, 2019 relate to the new consolidated Contura Energy while revenues during the three months ended March 31, 2018 do not include revenues from Alpha Natural Resources.

15.    Commitments and Contingencies
Legal
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations. During the first quarter, NRP was also involved in the matters described below.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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
16.    Unit-Based Compensation
The 2017 LTIP awards granted in the first quarter of 2019 and 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the three months ended March 31, 2019 and 2018 were $5.2 million and $2.2 million, respectively. Total unit-based compensation expense associated with these awards was $0.9 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively and is included in General and administrative expenses and Operating and maintenance expenses in the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2019 is $4.8 million, which is to be recognized over a weighted average period of 2.6 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2018 was $1.2 million.
A summary of the unit activity in the outstanding grants during 2019 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2019	55	$29.10
Granted	126	$41.47
Fully vested and issued	(12)	$41.47
Forfeitures	(15)	$37.33
Outstanding at March 31, 2019	155	$37.45
17.    Subsequent Events
The following represents material events that have occurred subsequent to March 31, 2019 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Distributions Declared
In April 2019, the Board of Directors of GP Natural Resource Partners LLC ("the Board") declared a distribution of $0.45 per common unit with respect to the first quarter of 2019. The Board also declared a cash distribution on NRP's Preferred Units with respect to the first quarter of 2019 totaling $7.5 million. In addition, the Board declared a one-time special cash distribution of $0.85 per common unit. The purpose of this special distribution is to cover the common unitholders’ tax liability resulting from the sale of NRP’s construction aggregates business in December 2018. The common unit distributions declared in April will be paid on May 14, 2019 to common unitholders of record on May 7, 2019.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Debt Refinancings
Opco Credit Facility Amendment
In April 2019, the Partnership entered into the Fourth Amendment (the “Fourth Amendment”) to the Opco Credit Facility. The Fourth Amendment extends the term of the Opco Credit Facility until April 2023. Lender commitments under the Opco Credit Facility remain at $100.0 million. The Credit Facility contains financial covenants requiring Opco to maintain:

•
A leverage ratio of consolidated indebtedness to EBITDDA (as defined in the Opco Credit Facility) not to exceed 4.0x; provided, however, that if the Partnership increases its quarterly distribution to its common unitholders above $0.45 per common unit, the maximum leverage ratio under the Opco Credit Facility will permanently decrease from 4.0x to 3.0x; and

•	a fixed charge coverage ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease expense) of not less than 3.5 to 1.0.
The amended Opco Credit Facility also provides that the Partnership may make a one-time special tax distribution to common unitholders at any time prior to October 18, 2019 without triggering the permanent decrease in the maximum leverage ratio from 4.0x to 3.0x. The purpose of the special distribution is to cover the common unitholders’ tax liability resulting from the Partnership's sale of its construction aggregates business in December 2018. As discussed above, a one-time special distribution of $0.85 per common unit was declared by the Board in April 2019.
Issuance of 2025 Senior Notes and Redemption of 2022 Senior Notes
In April 2019, NRP and NRP Finance issued $300 million aggregate principal amount of 9.125% Senior Notes due 2025 ("2025 Senior Notes") and plans to use the net proceeds and approximately $76 million of cash on hand to fund the redemption of the 2022 Senior Notes. The 2022 Senior Notes will be redeemed on May 11, 2019 at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. The 2025 Senior Notes were issued under an Indenture dated as of April 29, 2019 (the "2025 Indenture"), bear interest at 9.125% per year, are payable semi-annually on June 30 and December 30 beginning December 30, 2019, and mature on June 30, 2025.
NRP and NRP Finance have the option to redeem the 2025 Senior Notes, in whole or in part, at any time on or after October 30, 2021, at the redemption prices (expressed as percentages of principal amount) of 104.563% for the 12-month period beginning October 30, 2021, 102.281% for the 12-month period beginning October 30, 2022, and thereafter at 100.000%, together, in each case, with any accrued and unpaid interest to the date of redemption. Furthermore, before October 30, 2021, NRP may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2022 Senior Notes with the net proceeds of certain public or private equity offerings at a redemption price of 109.125% of the principal amount of 2025 Senior Notes, plus any accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the 2025 Senior Notes issued under the 2025 Indenture remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. In the event of a change of control, as defined in the 2025 Indenture, the holders of the 2025 Senior Notes may require us to purchase their 2025 Senior Notes at a purchase price equal to 101% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any. The 2025 Senior Notes were issued at par.
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes.
Financial Statement Impact of Debt Refinancings
The debt refinancings are expected to result in other expense of approximately $29 million which consists of an $18 million premium to redeem the 2022 Senior Notes and of an $11 million write-off of unamortized debt issuance and debt discount costs that will be recorded on the income statement in the second quarter of 2019. In addition, the Partnership incurred approximately $6 million of deferred financing fees that will be recorded on the balance sheet in the second quarter of 2019.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three month periods ended March 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-Q and with the consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2018.
As used herein, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and a co-issuer with NRP on the 10.50% senior notes due 2022 (the "2022 Senior Notes") and the 9.125% senior notes due 2025 (the "2025 Senior Notes").
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
These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 for important factors that could cause our actual results of operations or our actual financial condition to differ.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment, net income attributable to non-controlling interest and gain on reserve swap; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 11. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 13. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2018. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

Distributable Cash Flow
Distributable cash flow ("DCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from sales of assets, including sales of discontinued operations, and return of long-term contract receivables; less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as Distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.
Free Cash Flow
Free cash flow ("FCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as financing activities and distributions to non-controlling interest. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the Partnership's ability to make cash distributions and repay debt.
Introduction
The following discussion and analysis presents management's view of our business, financial condition and overall performance. Our discussion and analysis consists of the following subjects:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview
We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and own a non-controlling 49% interest in Ciner Wyoming LLC ("Ciner Wyoming"), a producer of natural soda ash. Our common units trade on the New York Stock Exchange under the symbol "NRP". Our business is organized into two operating segments:
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
In December 2018, we sold our construction aggregates business. Our exit from the construction aggregates business enabled us to further reduce debt, focus on our Coal Royalty and Other and Soda Ash business segments. As a result, we have classified the assets and liabilities, operating results and cash flows of the construction aggregates business as discontinued operations in the consolidated financial statements for all periods presented. See Note 4. Discontinued Operations for more information.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.
In April 2019, we amended our revolving credit facility to extend the maturity date from April 2020 to April 2023 with lender commitments remaining at $100 million. We also issued $300 million principal amount of 9.125% senior unsecured notes due June 2025. We plan to use these net proceeds, together with approximately $76 million of cash on hand to redeem all of the outstanding 10.50% senior unsecured notes in May 2019.
We remain focused on strengthening our balance sheet and maintaining sufficient liquidity to manage our business through periods of volatility in commodity prices. We devote significant amounts of cash each year to make mandatory amortization payments on the Opco Senior Notes as well as to make distributions on our preferred units and common units. Accordingly, preserving the financial flexibility to respond to changes in market conditions while continuing to service our debt and make distributions to unitholders is one of our key objectives.

Our financial results by segment for the three months ended March 31, 2019 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$55,359	$11,682	$—	$67,041
Net income (loss) from continuing operations	$42,607	$11,682	$(18,524)	$35,765
Adjusted EBITDA (1)	$46,999	$9,800	$(4,350)	$52,449

Cash flow provided by (used in) continuing operations
Operating activities	$42,916	$9,800	$(29,884)	$22,832
Investing activities	$697	$—	$—	$697
Financing activities	$—	$—	$(99,852)	$(99,852)
Distributable cash flow (1)	$43,613	$9,800	$(29,884)	$23,139
Free cash flow (1)	$43,357	$9,800	$(29,884)	$23,273

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Coal Royalty and Other Business Segment
Our results in the first three months of 2019 were driven by stability in both metallurgical and thermal coal realizations from our lessees. We derived approximately 65% of our coal royalty revenues and approximately 55% of our coal royalty production from metallurgical coal during the three months ended March 31, 2019.

The metallurgical coal market remained stable in the first quarter of 2019 due to continued global steel demand combined with nominal supply response from metallurgical coal producers as a result of logistical and capital constraints. We expect metallurgical coal prices to remain relatively stable during the remainder of 2019.

The domestic market for thermal coal, which in 2018 benefited from increased export demand from Asia and northern Europe, has started to be affected by the decline in seaborne thermal coal demand seen thus far in 2019. However, during the first quarter, we benefited from pricing locked in by our lessees late last year with respect to their 2019 supply contracts. We expect domestic thermal prices and production volumes to modestly decline in the second half of 2019 as current supply contracts begin to roll off.

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

Ciner Wyoming has announced that it is considering expanding its current production capacity. We believe it is likely that an expansion project of some type will be undertaken within the next three years, and that any such project will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. While we do not know how Ciner Wyoming will ultimately decide to fund any such expansion project, we believe they intend to maintain a disciplined financial policy with a conservative capital structure. They have advised that improving operating performance should give them more flexibility to use a balanced approach of both operating cash flow and debt to fund these investments. We believe Ciner Wyoming may reduce its cash distribution levels for any significant capital project, which would reduce our Free cash flow from our soda ash investment for a period of time. We believe that we will benefit over the long term from increased productivity from Ciner Wyoming’s operations that would result in increased cash distributions to us.

Results of Operations
First Three Months of 2019 and 2018 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
Operating Segment (In thousands)	2019	2018
Coal Royalty and Other	$55,359	$50,508	$4,851	10%
Soda Ash	11,682	9,621	2,061	21%
Total	$67,041	$60,129	$6,912	11%
The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal production, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2019	2018
Coal production (tons)
Appalachia
Northern	859	225	634	282%
Central	3,422	3,545	(123)	(3)%
Southern	348	546	(198)	(36)%
Total Appalachia	4,629	4,316	313	7%
Illinois Basin	560	743	(183)	(25)%
Northern Powder River Basin	856	1,233	(377)	(31)%
Total coal production	6,045	6,292	(247)	(4)%

Coal royalty revenue per ton
Appalachia
Northern	$4.71	$4.73	$(0.02)	(0.4)%
Central	6.03	5.71	0.32	6%
Southern	8.61	7.16	1.45	20%
Illinois Basin	4.77	4.14	0.63	15%
Northern Powder River Basin	2.61	2.24	0.37	17%
Combined average coal royalty revenue per ton	5.39	4.93	0.46	9%

Coal royalty revenues
Appalachia
Northern	$4,045	$1,066	$2,979	279%
Central	20,644	20,232	412	2%
Southern	2,997	3,914	(917)	(23)%
Total Appalachia	27,686	25,212	2,474	10%
Illinois Basin	2,670	3,075	(405)	(13)%
Northern Powder River Basin	2,231	2,765	(534)	(19)%
Unadjusted coal royalty revenues	32,587	31,052	1,535	5%
Coal royalty adjustment for minimum leases	(456)	(50)	(406)	(812)%
Total coal royalty revenues	$32,131	$31,002	$1,129	4%

Other revenues
Production lease minimum revenues	$2,700	$2,535	$165	7%
Minimum lease straight-line revenues	3,316	603	2,713	450%
Property tax revenues	1,433	1,182	251	21%
Wheelage revenues	1,415	1,974	(559)	(28)%
Coal overriding royalty revenues	3,975	2,872	1,103	38%
Lease amendment revenues	771	—	771	100%
Aggregates royalty revenues	1,464	1,091	373	34%
Oil and gas royalty revenues	1,719	2,898	(1,179)	(41)%
Other	578	317	261	82%
Total other revenues	$17,371	$13,472	$3,899	29%
Coal royalty and other	$49,502	$44,474	$5,028	11%
Transportation and processing services	5,601	5,383	218	4%
Gain on asset sales	256	651	(395)	(61)%
Total Coal Royalty and Other segment revenues and other income	$55,359	$50,508	$4,851	10%

Coal Royalty Revenues
Coal royalty revenues were essentially flat period-over-period, with increased revenues from the Appalachia region more than offsetting decreased revenues from the Illinois Basin and Northern Powder River Basin. The discussion of these variances is as follows:

•
Appalachia: Coal royalty revenues increased $2.5 million in this region primarily as a result of higher combined average coal royalty revenue per ton, partially offset by the Pinnacle mine shutting down in the fourth quarter of 2018. The availability of qualified labor and lessee's capital constraints continue to limit our lessee's ability to increase production.

•
Illinois Basin: A 25% decrease in production and 15% increase in royalty rate per ton was primarily due to the fourth quarter of 2018 terminations of two leases on properties not operated by Foresight that had significantly less production and lower coal royalty rates compared to our Foresight properties.

•
Northern Powder River Basin: A 31% decrease in production due to timing of mining on our property was partially offset by a 17% increase in coal royalty price per ton and resulted in a $0.5 million decrease in coal royalty revenues.

Other Revenues
Total other revenues increased $3.9 million primarily due to additional minimum lease straight-line revenue from our Hillsboro property and increased coal overriding royalty revenues from our Williamson property in the Illinois Basin.
Soda Ash

Revenues and other income related to our Soda Ash segment increased $2.1 million due to an increase in production and sales volumes and increased domestic and international sales prices compared to the first quarter of 2018.

Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands)	2019	2018
Operating expenses
Operating and maintenance expenses	$8,360	$6,215	$2,145	35%
Depreciation, depletion and amortization	4,392	5,100	(708)	(14)%
General and administrative expenses	4,350	4,336	14	0.3%
Asset impairments	—	242	(242)	(100)%
Total operating expenses	$17,102	$15,893	$1,209	8%
Total operating expenses increased $1.2 million primarily due to the following:

•
Operating and maintenance expenses include costs to manage the Coal Royalty and Other segment and primarily consist of royalty, taxes, employee related and legal costs. These costs increased $2.1 million primarily due to higher royalty fees related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). As a result, the coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property.

•	Depreciation, depletion and amortization expense decreased primarily due to lower coal production.
Interest Expense, Net
Interest expense, net decreased $3.8 million primarily due to lower debt balances during the first three months of 2019 as a result of the debt repayments made with proceeds from the sale of our construction aggregates business.
Loss from Discontinued Operations
Loss from discontinued operations decreased $1.9 million primarily as a result of the sale of our construction aggregates business in the fourth quarter of 2018. This business incurred a $1.9 million net loss in the first quarter of 2018.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2019
Net income (loss) from continuing operations	$42,607	$11,682	$(18,524)	$35,765
Less: equity earnings from unconsolidated investment	—	(11,682)	—	(11,682)
Add: total distributions from unconsolidated investment	—	9,800	—	9,800
Add: interest expense, net	—	—	14,174	14,174
Add: depreciation, depletion and amortization	4,392	—	—	4,392
Adjusted EBITDA	$46,999	$9,800	$(4,350)	$52,449

March 31, 2018
Net income (loss) from continuing operations	$38,951	$9,621	$(22,286)	$26,286
Less: equity earnings from unconsolidated investment	—	(9,621)	—	(9,621)
Add: total distributions from unconsolidated investment	—	12,250	—	12,250
Add: interest expense, net	—	—	17,950	17,950
Add: depreciation, depletion and amortization	5,100	—	—	5,100
Add: asset impairments	242	—	—	242
Adjusted EBITDA	$44,293	$12,250	$(4,336)	$52,207
Adjusted EBITDA was essentially flat period-over-period, with decreased Soda Ash Adjusted EBITDA offset by increased Coal Royalty and Other Adjusted EBITDA. The discussion of these variances is as follows:

•	Soda Ash segment Adjusted EBITDA decreased $2.5 million as a result of lower cash distributions received from Ciner Wyoming in the first quarter of 2019.

•	Coal Royalty and Other Adjusted EBITDA increased $2.7 million primarily as a result of the increase in revenues, partially offset by increased operating and maintenance expenses, both discussed above.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$42,916	$9,800	$(29,884)	$22,832
Investing activities	697	—	—	697
Financing activities	—	—	(99,852)	(99,852)

March 31, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$38,793	$10,153	$(31,532)	$17,414
Investing activities	1,143	2,097	—	3,240
Financing activities	—	—	(26,844)	(26,844)

The following table reconciles net cash provided by operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2019
Net cash provided by (used in) operating activities of continuing operations	$42,916	$9,800	$(29,884)	$22,832
Add: proceeds from sale of assets	256	—	—	256
Add: proceeds from sale of discontinued operations	—	—	—	(390)
Add: return of long-term contract receivables	441	—	—	441
Distributable cash flow	$43,613	$9,800	$(29,884)	$23,139
Less: proceeds from sale of assets	(256)	—	—	(256)
Less: proceeds from sale of discontinued operations	—	—	—	390
Free cash flow	$43,357	$9,800	$(29,884)	$23,273

March 31, 2018
Net cash provided by (used in) operating activities of continuing operations	$38,793	$10,153	$(31,532)	$17,414
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	—	2,097
Add: proceeds from sale of assets	656	—	—	656
Add: return of long-term contract receivables	487	—	—	487
Distributable cash flow	$39,936	$12,250	$(31,532)	$20,654
Less: proceeds from sale of assets	(656)	—	—	(656)
Free cash flow	$39,280	$12,250	$(31,532)	$19,998

DCF and FCF increased $2.5 million and $3.3 million, respectively, primarily due to the following:

•
Coal Royalty and Other segment DCF and FCF increased $3.7 million and $4.1 million, respectively, as a result of the timing of cash collections and the collection of lease amendment fees in the first quarter of 2019.

•	Soda Ash DCF and FCF decreased $2.5 million as a result of lower cash distributions received from Ciner Wyoming in the first quarter of 2019.

•	Corporate and Financing DCF and FCF increased $1.6 million primarily as a result of lower cash paid for interest in the first quarter of 2019.

Liquidity and Capital Resources
Current Liquidity
As of March 31, 2019, we had total liquidity of $229.7 million, consisting of $112.4 million of cash and cash equivalents, $17.3 million of restricted cash and $100 million of borrowing capacity under our Opco Credit Facility. The $17.3 million of restricted cash represents the remaining net proceeds from the sale of our construction aggregates business that is required to be used to repay debt, make acquisitions or make capital expenditures per the terms of our debt agreements. In the first quarter of 2019, we used approximately $86.5 million of restricted cash to repay principal amounts on the Opco Senior Notes, and we intend to use the remaining $17.3 million of restricted cash to make a portion of the remaining required amortization payments on the Opco Senior Notes in 2019.
In April 2019, we extended the maturity date of the $100 million Opco Credit Facility to April 2023 and issued $300 million of a new series of 9.125% senior notes due 2025. We will use the net proceeds from this offering, together with approximately $76 million of cash on hand to redeem all our 2022 Senior Notes. The 2022 Senior Notes will be redeemed on May 11, 2019 at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. As a result of these transactions, our outstanding debt will be further reduced by $46 million, our annual interest expense will decrease, and our debt maturities will be significantly extended. For more information regarding our debt refinancings see Note 17. Subsequent Events to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows
Cash flows provided by operating activities increased $3.2 million, from $19.8 million in the three months ended March 31, 2018 to $23.0 million in the three months ended March 31, 2019 primarily related to the timing of cash collections and the collection of lease amendment fees in the first quarter of 2019 from our Coal Royalty and Other segment and lower cash paid for interest, partially offset by lower cash distributions received from Ciner Wyoming and lower cash provided by operating activities of discontinued operations as a result of the sale of our construction aggregates business in the fourth quarter of 2018.
Cash flows provided by investing activities increased $0.5 million, from $0.2 million used in the three months ended March 31, 2018 to $0.3 million provided by in the three months ended March 31, 2019 primarily due to $3.4 million of capital expenditures made by our discontinued operation in the first quarter of 018, partially offset by a portion of our distribution from Ciner Wyoming being classified as an investing activity in the three months ended March 31, 2018.
Cash flows used in financing activities increased $71.3 million, from $28.3 million in the three months ended March 31, 2018 to $99.6 million in the three months ended March 31, 2019 primarily due to the $45.7 million increase in payments on the Opco Senior Notes as a result of the prepayment made using proceeds from the sale of our construction aggregates business in addition to the $35.0 million borrowing on our Opco Credit Facility made in the first quarter of 2018. This increase in cash flow used was partially offset by the $8.8 million redemption of preferred units paid-in-kind in the first quarter of 2018.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
Current portion of long-term debt, net	$46,024	$115,184
Long-term debt, net	541,677	557,574
Total debt, net	$587,701	$672,758
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
Summary of Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At March 31, 2019, we did not have any borrowings outstanding under the Opco Credit Facility.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2019 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
During the period covered by this report there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018.
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

3.4	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
4.1
Indenture, dated April 29, 2019, by and among Natural Resource Partners L.P. and NRP Finance Corporation, as issuers, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 2, 2019).

4.2	Form of 9.125% Senior Notes due 2025 (contained in Exhibit 1 to Exhibit 4.1).
10.1
Fourth Amendment, dated as of April 3, 2019, to Third Amended and Restated Credit Agreement, dated as of June 16, 2015, by and among NRP (Operating) LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2019).

10.2
New Lender Agreement, dated as of April 8, 2019, by and among NRP (Operating) LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 9, 2019).

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

Date: May 8, 2019
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)