Form 10-Q/A
period 2019-03-31
NATURAL RESOURCE PARTNERS LP
filed 2019-06-28
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Natural Resource Partners L.P. (the "Partnership") is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 8, 2019 (the “original Form 10-Q”), solely to provide management’s conclusion as to the effectiveness of its disclosure controls and procedures in Item 4. Controls and Procedures, which was inadvertently omitted from the original Form 10-Q. Accordingly, Item 4. Controls and Procedures is hereby amended in its entirety.
Other than with respect to the foregoing, this Form 10-Q/A does not modify or update in any way the disclosures made in the original Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the original Form 10-Q and does not reflect events that may have occurred subsequent to such original filing date.
In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-Q/A new certifications by our principal executive officer and principal financial officer as of the date of this filing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three month periods ended March 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-Q/A and with the consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2018.
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
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Statements included in this 10-Q/A may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected production levels by our lessees; Ciner Wyoming LLC’s ("Ciner Wyoming's") trona mining and soda ash refinery operations; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.
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
In April 2019, we extended the maturity date of the $100 million Opco Credit Facility to April 2023 and issued $300 million of a new series of 9.125% senior notes due 2025. We will use the net proceeds from this offering, together with approximately $76 million of cash on hand to redeem all our 2022 Senior Notes. The 2022 Senior Notes will be redeemed on May 11, 2019 at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. As a result of these transactions, our outstanding debt will be further reduced by $46 million, our annual interest expense will decrease, and our debt maturities will be significantly extended. For more information regarding our debt refinancings see Note 17. Subsequent Events to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.

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
We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see Note 11. Debt, Net to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.
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
For more information regarding certain other legal proceedings involving the Partnership, including the lawsuits involving Anadarko and Foresight, see Note 15. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, which is incorporated herein by reference.
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

Date: June 28, 2019
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2019
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)