Form 10-Q
period 2019-06-30
NATURAL RESOURCE PARTNERS LP
filed 2019-08-08
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except unit data)	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$70,850	$101,839
Restricted cash	14,925	104,191
Accounts receivable, net	28,553	32,058
Prepaid expenses and other	5,963	3,462
Current assets of discontinued operations	984	993
Total current assets	$121,275	$242,543
Land	24,008	24,008
Plant and equipment, net	825	984
Mineral rights, net	736,413	743,112
Intangible assets, net	41,008	42,513
Equity in unconsolidated investment	251,135	247,051
Long-term contracts receivable	37,973	38,945
Other assets	6,806	2,491
Total assets	$1,219,443	$1,341,647
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,211	$2,414
Accrued liabilities	6,856	12,347
Accrued interest	7,201	14,345
Current portion of deferred revenue	6,579	3,509
Current portion of long-term debt, net	46,040	115,184
Current liabilities of discontinued operations	658	947
Total current liabilities	$68,545	$148,746
Deferred revenue	43,290	49,044
Long-term debt, net	498,029	557,574
Other non-current liabilities	4,731	1,150
Total liabilities	$614,595	$756,514
Commitments and contingencies (see Note 14)
Class A Convertible Preferred Units (250,000 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	$164,587	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 and 12,249,469 units issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	$374,275	$355,113
General partner’s interest	5,387	5,014
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(3,282)	(3,462)
Total partners’ capital	$443,196	$423,481
Non-controlling interest	(2,935)	(2,935)
Total capital	$440,261	$420,546
Total liabilities and capital	$1,219,443	$1,341,647
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2019	2018	2019	2018
Revenues and other income
Coal royalty and other	$64,616	$47,920	$114,118	$92,394
Transportation and processing services	5,274	5,002	10,875	10,385
Equity in earnings of Ciner Wyoming	11,333	16,529	23,015	26,150
Gain on asset sales	246	168	502	819
Total revenues and other income	$81,469	$69,619	$148,510	$129,748

Operating expenses
Operating and maintenance expenses	$12,459	$8,117	$20,819	$14,332
Depreciation, depletion and amortization	3,970	5,376	8,362	10,476
General and administrative expenses	4,196	3,263	8,546	7,599
Asset impairments	—	—	—	242
Total operating expenses	$20,625	$16,756	$37,727	$32,649

Income from operations	$60,844	$52,863	$110,783	$97,099

Other expenses, net
Interest expense, net	$(12,456)	$(17,734)	$(26,630)	$(35,684)
Loss on extinguishment of debt	(29,282)	—	(29,282)	—
Total other expenses, net	$(41,738)	$(17,734)	$(55,912)	$(35,684)

Net income from continuing operations	$19,106	$35,129	$54,871	$61,415
Income from discontinued operations	245	2,981	199	1,033
Net income	$19,351	$38,110	$55,070	$62,448
Net income attributable to non-controlling interest	—	(869)	—	(869)
Net income attributable to NRP	$19,351	$37,241	$55,070	$61,579
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(15,000)	(15,000)
Net income attributable to common unitholders and general partner	$11,851	$29,741	$40,070	$46,579

Net income attributable to common unitholders	$11,614	$29,146	$39,269	$45,647
Net income attributable to the general partner	237	595	801	932

Income from continuing operations per common unit (see Note 5)
Basic	$0.93	$2.14	$3.19	$3.65
Diluted	0.85	1.57	2.58	2.78

Net income per common unit (see Note 5)
Basic	$0.95	$2.38	$3.20	$3.73
Diluted	0.87	1.71	2.59	2.83

Net income	$19,351	$38,110	$55,070	$62,448
Comprehensive income (loss) from unconsolidated investment and other	(825)	(434)	180	(1,559)
Comprehensive income	$18,526	$37,676	$55,250	$60,889
Comprehensive income attributable to non-controlling interest	—	(869)	—	(869)
Comprehensive income attributable to NRP	$18,526	$36,807	$55,250	$60,020
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2018	12,249	$355,113	$5,014	$66,816	$(3,462)	$423,481	$(2,935)	$420,546
Net income (1)	—	35,005	714	—	—	35,719	—	35,719
Distributions to common unitholders and general partner	—	(5,513)	(112)	—	—	(5,625)	—	(5,625)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Issuance of unit-based awards	12	486	—	—	—	486	—	486
Unit-based awards amortization and vesting	—	399	—	—	—	399	—	399
Comprehensive income from unconsolidated investment and other	—	—	10	—	1,005	1,015	—	1,015
Balance at March 31, 2019	12,261	$378,140	$5,476	$66,816	$(2,457)	$447,975	$(2,935)	$445,040
Net income (1)	—	18,964	387	—	—	19,351	—	19,351
Distributions to common unitholders and general partner	—	(15,939)	(326)	—	—	(16,265)	—	(16,265)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	460	—	—	—	460	—	460
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(825)	(825)	—	(825)
Balance at June 30, 2019	12,261	$374,275	$5,387	$66,816	$(3,282)	$443,196	$(2,935)	$440,261

(1)
Net income includes $7.5 million attributable to preferred unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard	—	69,057	1,409	—	—	70,466	—	70,466
Net income (1)	—	23,851	487	—	—	24,338	—	24,338
Distributions to common unitholders and general partner	—	(5,505)	(112)	—	—	(5,617)	—	(5,617)
Distributions to preferred unitholders	—	(7,610)	(155)	—	—	(7,765)	—	(7,765)
Issuance of unit-based awards	14	410	—	—	—	410	—	410
Unit-based awards amortization and vesting	—	197	—	—	—	197	—	197
Comprehensive income (loss) from unconsolidated investment and other	—	—	8	—	(1,125)	(1,117)	—	(1,117)
Balance at March 31, 2018	12,246	$280,251	$3,494	$66,816	$(4,438)	$346,123	$(3,394)	$342,729
Net income (1)	—	36,496	745	—	—	37,241	869	38,110
Distributions to common unitholders and general partner	—	(5,510)	(113)	—	—	(5,623)	—	(5,623)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	136	—	—	—	136	—	136
Comprehensive income (loss) from unconsolidated investment and other	—	50	1	—	(434)	(383)	(51)	(434)
Balance at June 30, 2018	12,246	$304,073	$3,977	$66,816	$(4,872)	$369,994	$(2,576)	$367,418

(1)
Net income includes $7.5 million attributable to preferred unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$55,070	$62,448
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	8,362	10,476
Distributions from unconsolidated investment	19,110	22,403
Equity earnings from unconsolidated investment	(23,015)	(26,150)
Gain on asset sales	(502)	(819)
Loss on extinguishment of debt	29,282	—
Income from discontinued operations	(199)	(1,033)
Asset impairments	—	242
Unit-based compensation expense	1,376	990
Amortization of debt issuance costs and other	2,151	2,815
Change in operating assets and liabilities:
Accounts receivable	3,584	(7,043)
Accounts payable	(1,177)	863
Accrued liabilities	(5,522)	(3,287)
Accrued interest	(7,144)	(875)
Deferred revenue	(2,684)	9,006
Other items, net	(2,501)	1,271
Net cash provided by operating activities of continuing operations	$76,191	$71,307
Net cash provided by operating activities of discontinued operations	355	2,836
Net cash provided by operating activities	$76,546	$74,143

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$—	$2,097
Proceeds from sale of assets	503	826
Return of long-term contract receivable	892	1,016
Net cash provided by investing activities of continuing operations	$1,395	$3,939
Net cash used in investing activities of discontinued operations	(434)	(5,772)
Net cash provided by (used in) investing activities	$961	$(1,833)

Cash flows from financing activities
Debt borrowings	$300,000	$35,000
Debt repayments	(434,470)	(48,072)
Redemption of preferred units paid-in-kind	—	(8,844)
Distributions to common unitholders and general partner	(21,890)	(11,240)
Distributions to preferred unitholders	(15,000)	(15,265)
Contributions to discontinued operations	(79)	(2,250)
Debt issuance costs and other	(26,402)	(226)
Net cash used in financing activities of continuing operations	$(197,841)	$(50,897)
Net cash provided by financing activities of discontinued operations	79	1,735
Net cash used in financing activities	$(197,762)	$(49,162)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Net increase (decrease) in cash, cash equivalents and restricted cash	$(120,255)	$23,148

Cash, cash equivalents and restricted cash of continuing operations at beginning of period	$206,030	$26,980
Cash and cash equivalents of discontinued operations at beginning of period	—	2,847
Cash, cash equivalents and restricted cash at beginning of period	$206,030	$29,827

Cash, cash equivalents and restricted cash at end of period	$85,775	$52,975
Less: cash and cash equivalents of discontinued operations at end of period	—	(1,646)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$85,775	$51,329

Supplemental cash flow information:
Cash paid during the period for interest of continuing operations	$33,045	$33,155
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Nature of Business
Natural Resource Partners L.P. (the "Partnership") engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Ciner Wyoming LLC ("Ciner Wyoming"), a trona ore mining and soda ash production business. The Partnership is organized into two operating segments further described in Note 6. Segment Information. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.
Principles of Consolidation and Reporting
The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management's opinion, all necessary adjustments to fairly present the Partnership's results of operations, financial position and cash flows for the periods presented have been made and all such adjustments were of a normal and recurring nature. Certain reclassifications have been made to prior period amounts on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows to conform with current period presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income or cash flows from operating, investing or financing activities.
Recasting of Certain Prior Period Information
As described in Note 3. Discontinued Operations, the Partnership reclassified prior period information for the assets and liabilities, operating results and cash flows of its construction aggregates business as discontinued operations in its consolidated financial statements for all periods presented.
Restricted Cash
Restricted cash at June 30, 2019 and December 31, 2018 represents the remaining net proceeds from the sale of the Partnership's construction aggregates business that is required to be used to repay debt, make acquisitions or make capital expenditures per the terms of the Partnership's and Opco's debt agreements. In the first six months of 2019, the Partnership used $88.8 million of restricted cash to repay principal amounts on Opco's private placement senior notes (the "Opco Senior Notes") and it intends to use the remaining $14.9 million of restricted cash to repay a portion of the remaining 2019 principal payments on the Opco Senior Notes.
Recently Adopted Accounting Standards
Leases
On January 1, 2019, NRP adopted Accounting Standards Codification (ASC) 842, Leases, and all the related amendments (the “new lease standard” and "ASC 842") and recognized assets and liabilities on the its Consolidated Balance Sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. This standard does not apply to leases that explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance also required disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The guidance was adopted by NRP on January 1, 2019 using a modified retrospective approach.
The Partnership is a lessee in one lease that is accounted for as an operating lease under the new lease standard and the adoption of the new lease standard did not have a material impact to the Partnership's consolidated financial statements. For lease agreements entered into or reassessed after the adoption of ASC 842, the Partnership elected to not combine lease and non-lease components. See Note 16. Leases for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Recently Issued Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new standard replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and is to be adopted using a modified retrospective approach. The Partnership is continuing to evaluate the provisions of this guidance on its consolidated financial statements, but based on its analysis to date, the Partnership does not expect this standard to have a material effect on its consolidated financial statements.
2.    Revenues from Contracts with Customers
The following table represents the Partnership's Coal Royalty and Other segment revenues by major source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Coal royalty revenues	$30,703	$34,762	$62,834	$65,764
Production lease minimum revenues	15,879	2,006	18,579	4,541
Minimum lease straight-line revenues	3,854	569	7,170	1,172
Property tax revenues	1,377	1,523	2,810	2,705
Wheelage revenues	1,945	1,609	3,360	3,583
Coal overriding royalty revenues	3,999	3,702	7,974	6,574
Lease amendment revenues	4,414	—	5,185	—
Aggregates royalty revenues	1,237	1,572	2,701	2,663
Oil and gas royalty revenues	482	1,354	2,201	4,252
Other revenues	726	823	1,304	1,140
Coal royalty and other revenues (1)	$64,616	$47,920	$114,118	$92,394
Transportation and processing services revenues (2)	5,274	5,002	10,875	10,385
Total Coal Royalty and Other segment revenues	$69,890	$52,922	$124,993	$102,779

(1)	Coal royalty and other revenues from contracts with customers as defined under ASC 606.

(2)
Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $2.6 million and $3.1 million for the three months ended June 30, 2019 and 2018, respectively, and $5.6 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively. The remaining transportation and processing services revenues of $2.6 million and $1.9 million for the three months ended June 30, 2019, and 2018, respectively, and $5.3 million and $4.3 million for the six months ended June 30, 2019, and 2018, respectively, related to other NRP-owned infrastructure leased to and operated by third party operators accounted for under other guidance. See Note 16. Leases for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2019	2018
Receivables
Accounts receivable, net	$25,438	$29,001
Prepaid expenses and other (1)	5,445	2,483

Contract liabilities
Current portion of deferred revenue	$6,579	$3,509
Deferred revenue	43,290	49,044

(1)	Prepaid expenses and other includes notes receivable from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance at end of prior period (current and non-current)	$52,553	$100,605
Cumulative adjustment for change in accounting principle	—	(65,591)
Balance at beginning of period (current and non-current)	$52,553	$35,014
Increase due to minimums and lease amendment fees	29,776	17,954
Recognition of previously deferred revenue	(32,460)	(10,873)
Balance at end of period (current and non-current)	$49,869	$42,095

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows (in thousands):

Lease Term (1)	Weighted Average Remaining Years as of June 30, 2019	Annual Minimum Payments (2)
0 - 5 years	2.4	$12,589
5 - 10 years	8.0	2,176
10+ years	13.1	47,452
Total	10.8	$62,217

(1)	Lease term does not include renewal periods.

(2)	Annual minimum payments do not include $5.0 million from a coal lease that is accounted for as a financing transaction. See Note 16. Leases for additional information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Discontinued Operations
In December 2018, the Partnership sold VantaCore Partners LLC, its construction aggregates business, and in July 2016, the Partnership sold its non-operated oil and gas working interest assets. The Partnership's exit from both its construction aggregates business and non-operated oil and gas working interest business represented strategic shifts to reduce debt and focus on its Coal Royalty and Other and Soda Ash business segments. As a result, the Partnership classified the assets and liabilities, operating results and cash flows of these businesses as discontinued operations in its Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented.
The following table presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	June 30, 2019			December 31, 2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
ASSETS
Current assets
Accounts receivable, net	$(4)	$988	$984	$5	$988	$993
Total assets of discontinued operations	$(4)	$988	$984	$5	$988	$993

LIABILITIES
Current liabilities
Accounts payable	$42	$—	$42	$181	$—	$181
Accrued liabilities	616	—	616	766	—	766
Total liabilities of discontinued operations	$658	$—	$658	$947	$—	$947
The following tables present summarized financial results of the Partnership's discontinued operations in the Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30,
	2019			2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Construction aggregates	$—	$—	$—	$34,233	$—	$34,233
Road construction and asphalt paving services	—	—	—	6,176	—	6,176
Oil and gas	—	—	—	—	(2)	(2)
Gain on asset sales	246	—	246	42	—	42
Total revenues and other income	$246	$—	$246	$40,451	$(2)	$40,449

Operating expenses
Operating and maintenance expenses	$—	$1	$1	$34,249	$32	$34,281
Depreciation, depletion and amortization	—	—	—	3,187	—	3,187
Total operating expenses	$—	$1	$1	$37,436	$32	$37,468

Income (loss) from discontinued operations	$246	$(1)	$245	$3,015	$(34)	$2,981

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Six Months Ended June 30,
	2019			2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Construction aggregates	$—	$—	$—	$60,657	$—	$60,657
Road construction and asphalt paving services	—	—	—	6,904	—	6,904
Oil and gas	—	—	—	—	(2)	(2)
Gain on asset sales	238	—	238	51	—	51
Total revenues and other income	$238	$—	$238	$67,612	$(2)	$67,610

Operating expenses
Operating and maintenance expenses	$27	$12	$39	$60,467	$46	$60,513
Depreciation, depletion and amortization	—	—	—	6,044	—	6,044
Total operating expenses	$27	$12	$39	$66,511	$46	$66,557

Interest expense	—	—	—	(20)	—	(20)
Income (loss) from discontinued operations	$211	$(12)	$199	$1,081	$(48)	$1,033
Capital expenditures related to the Partnership's discontinued operations were $5.9 million during the six months ended June 30, 2018.
4.    Common and Preferred Unit Distributions
The Partnership makes cash distributions to common and preferred unitholders on a quarterly basis, subject to approval by the Board of Directors of GP Natural Resource Partners LLC (the "Board of Directors"). NRP recognizes both common unit and preferred unit distributions on the date the distribution is declared.
Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions.

Income available to common unitholders and the general partner is reduced by Preferred Unit distributions that accumulated during the period. NRP reduced net income attributable to common unitholders and the general partner by $7.5 million during the three months ended June 30, 2019 and 2018, respectively, and $15.0 million during the six months ended June 30, 2019 and 2018, respectively, as a result of accumulated Preferred Unit distributions earned during the period. During the three months ended March 31, 2018, the Partnership redeemed all of the outstanding PIK Units, which resulted in an $8.8 million cash payment during the period, which is not included in the table below.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the distributions declared and paid to common and preferred unitholders during the six months ended June 30, 2019 and 2018, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2019
February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500
May 2019	January 1 - March 31, 2019	0.45	5,630	30.00	7,500
May 2019 (2)	Special Distribution	0.85	10,635	—	—

2018
February 2018	October 1 - December 31, 2017	$0.45	$5,617	$30.00	$7,500
May 2018	January 1 - March 31, 2018	0.45	5,623	30.00	7,500

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.

(2)	The special distribution of $0.85 per common unit was made to cover the common unitholders’ tax liability resulting from the sale of NRP’s construction aggregates business in December 2018.
5.    Net Income Per Common Unit
Basic net income per common unit is computed by dividing net income, after considering income attributable to non-controlling interest, preferred unitholders and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's Preferred Units, Warrants, and unvested unit-based awards if the inclusion of these items is dilutive.
The dilutive effect of the Preferred Units is calculated using the if-converted method. Under the if-converted method, the Preferred Units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the Preferred Units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended June 30, 2019 does not include the assumed conversion of the Preferred Units because the impact would have been anti-dilutive. The calculation of diluted net income per common unit for the three months ended June 30, 2018 and six months ended June 30, 2019 and 2018 includes the assumed conversion of the Preferred Units.
The dilutive effect of the Warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the Warrants for the three and six months ended June 30, 2018 includes the net settlement of Warrants to purchase 1.75 million common units with a strike price of $22.81 but did not include the net settlement of Warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of diluted net income per common unit for the three and six months ended June 30, 2019, includes both the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2019	2018	2019	2018
Allocation of net income
Net income from continuing operations	$19,106	$35,129	$54,871	$61,415
Less: net income attributable to non-controlling interest	—	(869)	—	(869)
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(15,000)	(15,000)
Net income from continuing operations attributable to common unitholders and general partner	$11,606	$26,760	$39,871	$45,546
Less: net income from continuing operations attributable to the general partner	(232)	(535)	(797)	(911)
Net income from continuing operations attributable to common unitholders	$11,374	$26,225	$39,074	$44,635

Net income from discontinued operations	$245	$2,981	$199	$1,033
Less: net income from discontinued operations attributable to the general partner	(5)	(60)	(4)	(21)
Net income from discontinued operations attributable to common unitholders	$240	$2,921	$195	$1,012

Net income	$19,351	$38,110	$55,070	$62,448
Less: net income attributable to non-controlling interest	—	(869)	—	(869)
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(15,000)	(15,000)
Net income attributable to common unitholders and general partner	$11,851	$29,741	$40,070	$46,579
Less: net income attributable to the general partner	(237)	(595)	(801)	(932)
Net income attributable to common unitholders	$11,614	$29,146	$39,269	$45,647

Basic net income per common unit
Weighted average common units—basic	12,261	12,246	12,258	12,242
Basic net income from continuing operations per common unit	$0.93	$2.14	$3.19	$3.65
Basic net income from discontinued operations per common unit	$0.02	$0.24	$0.02	$0.08
Basic net income per common unit	$0.95	$2.38	$3.20	$3.73

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per unit data)	2019	2018	2019	2018
Diluted income per common unit
Weighted average common units—basic	12,261	12,246	12,258	12,242
Plus: dilutive effect of Preferred Units	—	8,615	7,443	8,615
Plus: dilutive effect of Warrants	1,087	522	1,091	476
Plus: dilutive effect of unvested unit-based awards	40	—	36	—
Weighted average common units—diluted	13,388	21,383	20,828	21,333

Net income from continuing operations	$19,106	$35,129	$54,871	$61,415
Less: net income attributable to non-controlling interest	—	(869)	—	(869)
Less: income attributable to preferred unitholders	(7,500)	—	—	—
Diluted net income from continuing operations attributable to common unitholders and general partner	$11,606	$34,260	$54,871	$60,546
Less: diluted net income from continuing operations attributable to the general partner	(232)	(685)	(1,097)	(1,211)
Diluted net income from continuing operations attributable to common unitholders	$11,374	$33,575	$53,774	$59,335

Diluted net income from discontinued operations attributable to common unitholders	$240	$2,921	$195	$1,012

Net income	$19,351	$38,110	$55,070	$62,448
Less: net income attributable to non-controlling interest	—	(869)	—	(869)
Less: income attributable to preferred unitholders	(7,500)	—	—	—
Diluted net income attributable to common unitholders and general partner	$11,851	$37,241	$55,070	$61,579
Less: diluted net income attributable to the general partner	(237)	(745)	(1,101)	(1,232)
Diluted net income attributable to common unitholders	$11,614	$36,496	$53,969	$60,347

Diluted net income from continuing operations per common unit	$0.85	$1.57	$2.58	$2.78
Diluted net income from discontinued operations per common unit	$0.02	$0.14	$0.01	$0.05
Diluted net income per common unit	$0.87	$1.71	$2.59	$2.83
6.    Segment Information
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
Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Ciner Resources LP, the Partnership's operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally to the glass and chemicals industries.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

In December 2018, the Partnership sold its construction aggregates business which enabled it to further reduce debt and focus on its Coal Royalty and Other and Soda Ash business segments. See Note 3. Discontinued Operations for more information.
Direct segment costs and certain other costs incurred at the corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments accordingly. These allocated costs generally include salaries and benefits, insurance, property taxes, legal, royalty, information technology and shared facilities services and are included in Operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment and are included in General and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income.
The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Three Months Ended June 30, 2019
Revenues	$69,890	$11,333	$—	$81,223
Gain on asset sales	246	—	—	246
Operating and maintenance expenses	12,459	—	—	12,459
Depreciation, depletion and amortization	3,970	—	—	3,970
General and administrative expenses	—	—	4,196	4,196
Other expenses, net	—	—	41,738	41,738
Net income (loss) from continuing operations	53,707	11,333	(45,934)	19,106
Income from discontinued operations	—	—	—	245

Three Months Ended June 30, 2018
Revenues	$52,922	$16,529	$—	$69,451
Gain on asset sales	168	—	—	168
Operating and maintenance expenses	8,117	—	—	8,117
Depreciation, depletion and amortization	5,376	—	—	5,376
General and administrative expenses	—	—	3,263	3,263
Other expenses, net	—	—	17,734	17,734
Net income (loss) from continuing operations	39,597	16,529	(20,997)	35,129
Income from discontinued operations	—	—	—	2,981

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Six Months Ended June 30, 2019
Revenues	$124,993	$23,015	$—	$148,008
Gain on asset sales	502	—	—	502
Operating and maintenance expenses	20,819	—	—	20,819
Depreciation, depletion and amortization	8,362	—	—	8,362
General and administrative expenses	—	—	8,546	8,546
Other expenses, net	—	—	55,912	55,912
Net income (loss) from continuing operations	96,314	23,015	(64,458)	54,871
Income from discontinued operations	—	—	—	199

Six Months Ended June 30, 2018
Revenues	$102,779	$26,150	$—	$128,929
Gain on asset sales	819	—	—	819
Operating and maintenance expenses	14,332	—	—	14,332
Depreciation, depletion and amortization	10,476	—	—	10,476
General and administrative expenses	—	—	7,599	7,599
Asset impairments	242	—	—	242
Other expenses, net	—	—	35,684	35,684
Net income (loss) from continuing operations	78,548	26,150	(43,283)	61,415
Income from discontinued operations	—	—	—	1,033

As of June 30, 2019
Total assets of continuing operations	$949,198	$251,135	$18,126	$1,218,459
Total assets of discontinued operations	—	—	—	984

As of December 31, 2018
Total assets of continuing operations	$986,680	$247,051	$106,923	$1,340,654
Total assets of discontinued operations	—	—	—	993
7.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$249,936	$241,679	$247,051	$245,433
Income allocation to NRP’s equity interests	12,549	17,657	25,443	28,489
Amortization of basis difference	(1,216)	(1,128)	(2,428)	(2,339)
Comprehensive income (loss) from unconsolidated investment	(824)	(434)	179	(1,559)
Distribution	(9,310)	(12,250)	(19,110)	(24,500)
Balance at end of period	$251,135	$245,524	$251,135	$245,524

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table represents summarized financial information for Ciner Wyoming as derived from their unaudited financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Sales	$129,794	$91,882	$260,230	$213,101
Gross profit	32,533	14,022	66,635	42,244
Net income	25,610	36,035	51,925	58,142
8.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	June 30, 2019			December 31, 2018
(In thousands)	Cost	Accumulated Depletion	Net Book Value	Cost	Accumulated Depletion	Net Book Value
Coal properties	$1,148,176	$(456,817)	$691,359	$1,164,845	$(451,210)	$713,635
Aggregates properties	41,589	(12,729)	28,860	24,920	(11,814)	13,106
Oil and gas royalty properties	12,395	(7,759)	4,636	12,395	(7,632)	4,763
Other	13,157	(1,599)	11,558	13,158	(1,550)	11,608
Total mineral rights, net	$1,215,317	$(478,904)	$736,413	$1,215,318	$(472,206)	$743,112
Depletion expense related to the Partnership’s mineral rights is included in Depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.2 million and $4.5 million for the three months ended June 30, 2019 and 2018, respectively, and $6.7 million and $8.8 million for the six months ended June 30, 2019 and 2018, respectively.
9.    Intangible Assets, Net
The Partnership's intangible assets consist of above-market coal royalty and related transportation contracts with subsidiaries of Foresight Energy LP ("Foresight Energy") in which the Partnership receives throughput fees for the transportation and processing of coal. The Partnership's intangible assets included on its Consolidated Balance Sheets are as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Intangible assets at cost	$81,109	$81,109
Less: accumulated amortization	(40,101)	(38,596)
Total intangible assets, net	$41,008	$42,513
Amortization expense included in Depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $0.7 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively and $1.5 million for the six months ended June 30, 2019 and 2018.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Debt, Net
The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2019	2018
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025 issued at par ("2025 Senior Notes")	$300,000	$—
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75% ("2022 Senior Notes")	—	345,638
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	$—	$21,319
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	13,603	15,290
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	9,458	13,414
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	30,356	37,195
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	63,834	89,529
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	20,059	27,185
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	91,821	107,013
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	23,536	30,555
Total Opco Senior Notes	$252,667	$341,500
Total debt at face value	$552,667	$687,138
Net unamortized debt discount	—	(1,266)
Net unamortized debt issuance costs	(8,598)	(13,114)
Total debt, net	$544,069	$672,758
Less: current portion of long-term debt	(46,040)	(115,184)
Total long-term debt, net	$498,029	$557,574
NRP LP Debt
2025 Senior Notes
In April 2019, NRP and NRP Finance issued the 2025 Senior Notes and used the $300 million proceeds and $76 million of cash on hand to fund the redemption of the 2022 Senior Notes. The 2025 Senior Notes were issued under an Indenture dated as of April 29, 2019 (the "2025 Indenture"), bear interest at 9.125% per year, are payable semi-annually on June 30 and December 30 beginning December 30, 2019, and mature on June 30, 2025. The Partnership incurred $6.6 million of debt issuance costs related to the 2025 Senior Notes which are presented netted against the debt principal on the Partnership's Consolidated Balance Sheet at June 30, 2019.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP and NRP Finance have the option to redeem the 2025 Senior Notes, in whole or in part, at any time on or after October 30, 2021, at the redemption prices (expressed as percentages of principal amount) of 104.563% for the 12-month period beginning October 30, 2021, 102.281% for the 12-month period beginning October 30, 2022, and thereafter at 100.000%, together, in each case, with any accrued and unpaid interest to the date of redemption. Furthermore, before October 30, 2021, NRP may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net proceeds of certain public or private equity offerings at a redemption price of 109.125% of the principal amount of 2025 Senior Notes, plus any accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the 2025 Senior Notes issued under the 2025 Indenture remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. In the event of a change of control, as defined in the 2025 Indenture, the holders of the 2025 Senior Notes may require us to purchase their 2025 Senior Notes at a purchase price equal to 101% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any. The 2025 Senior Notes were issued at par.
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of June 30, 2019, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
2022 Senior Notes
During the three months ended June 30, 2019, the Partnership redeemed the 2022 Senior Notes at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. In connection with the early redemption, the Partnership paid an $18.1 million call premium and also wrote off $10.4 million of unamortized debt issuance costs and debt discount. These expenses are included in Loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of June 30, 2019 and December 31, 2018, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
Opco Credit Facility
In April 2019, the Partnership entered into the Fourth Amendment (the “Fourth Amendment”) to the Opco Credit Facility (the "Opco Credit Facility"). The Fourth Amendment extends the term of the Opco Credit Facility until April 2023. Lender commitments under the Opco Credit Facility remain at $100.0 million. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

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
As of June 30, 2019, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100 million in available borrowing capacity.
The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility during the three and six months ended June 30, 2018 were 6.18% and 6.08%, respectively. There were no borrowings outstanding under the Opco Credit Facility during the three and six months ended June 30, 2019. Debt issuance cost related to the Opco Credit Facility were $2.2 million and $1.7 million at June 30, 2019 and December 31, 2018, respectively, and have been capitalized and included in Other assets on the Partnership's Consolidated Balance Sheets.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $543.4 million and $548.9 million classified as Mineral rights, net and Plant and equipment, net and on the Partnership’s Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.
Opco Senior Notes
As of June 30, 2019 and December 31, 2018, the Opco Senior Notes had cumulative principal balances of $252.7 million and $341.5 million, respectively. Opco made mandatory principal payments of $88.8 million, which included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business, during the six months ended June 30, 2019, and $48.1 million during the six months ended June 30, 2018.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through June 30, 2019.
11.    Fair Value Measurements
Fair Value of Financial Assets and Liabilities
The Partnership’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, contracts receivable, debt, Preferred Units and Warrants. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2019 or 2018. The Partnership uses available market data and valuation methodologies to estimate the fair value of debt.
The following table shows the carrying amount and estimated fair value of the Partnership's debt and contracts receivable:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes (1)	$293,556	$309,000	$—	$—
NRP 2022 Senior Notes (1)	—	—	334,024	356,871
Opco Senior Notes (2)	250,513	260,247	338,734	352,599
Opco Credit Facility (3)	—	—	—	—

Assets:
Contracts receivable (current and long-term) (4)	$39,878	$34,099	$40,776	$34,704

(1)	The Level 1 fair value is based upon quotations obtained for identical instruments on the closing trading prices near period end.

(2)
Due to no observable quoted prices on these instruments, the Level 3 fair value is estimated by management using quotations obtained for the NRP 2025 or 2022 Senior Notes on the closing trading prices near period end.

(3)
The Level 3 fair value approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

(4)	The Level 3 fair value is determined based on the present value of future cash flow projections related to the underlying assets.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP has embedded derivatives in the Preferred Units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the Preferred Units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in Other expense, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of June 30, 2019 and December 31, 2018.
12.    Related Party Transactions
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
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included in the Partnership's Consolidated Statement of Comprehensive Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Operating and maintenance expenses	$1,573	$1,459	$3,208	$3,134
General and administrative expenses	886	849	1,849	1,780
During the three months ended June 30, 2019 and 2018, the Partnership recognized $0.5 million and $2.3 million in Operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These charges were $3.5 million and $2.9 million during the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Partnership had $0.4 million of Other assets on its Consolidated Balance Sheet related to a prepaid royalty for this agreement and at December 31, 2018 the Partnership had $1.4 million of Accounts payable to WPPLP for this agreement.
The Partnership had Accounts payable on its Consolidated Balance Sheets to QMC of $0.4 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively.
Quintana Capital Group GP, Ltd.
Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At June 30, 2019, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that was one of the Partnership’s lessees in Tennessee. During the second quarter of 2018, Corsa assigned its lease with NRP to a third party and is no longer deemed a related party. Coal related revenues from Corsa totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

13.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$16,038	20%	$12,990	19%	$32,229	22%	$25,421	20%
Contura Energy (1) (2)	12,614	16%	5,915	9%	23,725	16%	11,382	9%

(1)	Revenues from Foresight Energy and Contura Energy are included within the Partnership's Coal Royalty and Other segment.

(2)
In the fourth quarter of 2018, Contura Energy and Alpha Natural Resources merged. Revenues during the three and six months ended June 30, 2019 relate to the combined company, while revenues during the three and six months ended June 30, 2018 do not include revenues from Alpha Natural Resources.

14.    Commitments and Contingencies
Legal
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these claims will not have a material effect on the Partnership’s financial position, liquidity or operations. During the second quarter, NRP was also involved in the matters described below.
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
In July 2017, Anadarko filed a lawsuit against Opco and NRP Trona LLC in the District Court of Harris County, Texas, 157th judicial district. The complaint alleged that the transactions conducted in 2013 triggered an acceleration of NRP's obligation under the purchase agreement with Anadarko to pay additional contingent consideration in full and demanded immediate payment of such amount, together with interest, court costs and attorneys’ fees. NRP does not believe the reorganization transactions triggered an obligation to pay any additional contingent consideration and is vigorously defending this lawsuit. However, the ultimate outcome cannot be predicted with certainty and the Partnership estimates a possible range of loss between $0, if it prevails, and approximately $40 million plus interest, court costs and attorneys’ fees if Anadarko prevails and is awarded the full damages it seeks. A trial in this matter is currently set to commence in September 2019.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

15.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2019 and 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the six months ended June 30, 2019 and 2018 were $5.4 million and $2.2 million, respectively. Total unit-based compensation expense associated with these awards was $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively and is included in General and administrative expenses and Operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of June 30, 2019 is $4.5 million, which is to be recognized over a weighted average period of 2.5 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2018 was $1.2 million.
A summary of the unit activity in the outstanding grants during 2019 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2019	55	$29.10
Granted	129	$41.41
Fully vested and issued	(12)	$41.47
Forfeitures	(15)	$37.33
Outstanding at June 30, 2019	157	$37.48
16.    Leases
Lessee Accounting Under ASC 842
As of June 30, 2019, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon adoption and as of June 30, 2019, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheet using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within Other assets and Other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both January 1, 2019 and June 30, 2019. During the three and six months ended June 30, 2019, the Partnership incurred total operating lease expenses of $0.1 million and $0.2 million, respectively, included in both Operating and maintenance expenses and General and administrative expenses on its Consolidated Statement of Comprehensive Income.
The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	As of June 30, 2019
2019	$242
2020	483
2021	483
2022	483
2023	483
After 2023	12,079
Total lease payments (1)	$14,253
Less: present value adjustment (2)	(10,742)
Total operating lease liability	$3,511

(1)	The remaining lease term of the Partnership's operating lease is 29.5 years.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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

Lessor Accounting as a Lease Under ASC 842
The Partnership owns transportation and processing infrastructure related to certain of its coal properties, including loadout and other transportation assets at the Partnership's Macoupin property in the Illinois Basin which is operated by Foresight Energy. The infrastructure at the Macoupin property is leased to a subsidiary of Foresight Energy and is accounted for as an operating lease under ASC 842. The lease with Macoupin expires in January 2108. From the inception of this lease in 2009 through January 2039, the lease provides that the Partnership is entitled to variable lease payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. These fees are included in Transportation and processing services revenues on the Partnership's Consolidated Statements of Comprehensive Income and were $1.3 million and $1.0 million in the three months ended June 30, 2019 and 2018, respectively, and $2.5 million and $2.1 million in the six months ended June 30, 2019 and 2018, respectively. After January 2039, the lease provides that the Partnership is entitled to an annual rent of $10 thousand per year in place of the variable lease payments.
Lessor Accounting as a Financing Transaction Under ASC 310, Receivables
The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight Energy. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight Energy and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. There is no option to purchase the infrastructure at the end of the lease. Minimum payments are $5.0 million per year through the end of the lease term. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed $10 thousand per year for the remainder of the renewed term.
The following table shows certain amounts related to the Partnership's Sugar Camp lease:

(In thousands)	June 30, 2019	December 31, 2018
Accounts receivable	$605	$661
Contract receivable (current and long-term)	39,878	40,776
Unearned income	23,455	25,058
Projected remaining payments	$63,938	$66,495

17.    Subsequent Events
The following represents material events that have occurred subsequent to June 30, 2019 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Distributions Declared
In July 2019, the Board of Directors declared a distribution of $0.45 per common unit with respect to the second quarter of 2019. The Board of Directors also declared a cash distribution on NRP's Preferred Units with respect to the second quarter of 2019 totaling $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and six month periods ended June 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-Q and with the consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2018.
As used herein, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and a co-issuer with NRP on the 9.125% senior notes due 2025 (the "2025 Senior Notes").
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected production levels by our lessees; Ciner Wyoming LLC’s ("Ciner Wyoming's") trona mining and soda ash refinery operations; distributions from our soda ash joint venture; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.
These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 for important factors that could cause our actual results of operations or our actual financial condition to differ.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment, net income attributable to non-controlling interest and gain on reserve swap; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 10. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 13. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2018. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview
We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and own a non-controlling 49% interest in Ciner Wyoming, a producer of natural soda ash. Our common units trade on the New York Stock Exchange under the symbol "NRP". Our business is organized into two operating segments:
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
Soda Ash—consists of our 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries.
In December 2018, we sold our construction aggregates business which enabled us to further reduce debt and focus on our Coal Royalty and Other and Soda Ash business segments. As a result, we have classified the assets and liabilities, operating results and cash flows of the construction aggregates business as discontinued operations in the consolidated financial statements for all periods presented. See Note 3. Discontinued Operations for more information.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.
In the second quarter of 2019, we amended our revolving credit facility to extend the maturity date from April 2020 to April 2023 with lender commitments remaining at $100 million. We also issued $300 million principal amount of 9.125% senior unsecured notes due June 2025. We used these net proceeds, together with $76 million of cash on hand to redeem all of the outstanding 10.50% senior unsecured notes in the second quarter of 2019.
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

Our financial results by segment for the six months ended June 30, 2019 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$125,495	$23,015	$—	$148,510
Net income (loss) from continuing operations	$96,314	$23,015	$(64,458)	$54,871
Adjusted EBITDA (1)	$104,676	$19,110	$(8,546)	$115,240

Cash flow provided by (used in) continuing operations
Operating activities	$98,727	$19,110	$(41,646)	$76,191
Investing activities	$1,395	$—	$—	$1,395
Financing activities	$—	$—	$(197,841)	$(197,841)
Distributable cash flow (1)	$100,122	$19,110	$(41,646)	$77,152
Free cash flow (1)	$99,619	$19,110	$(41,646)	$77,083

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Coal Royalty and Other Business Segment
Our results in the first six months of 2019 were driven by stability in both metallurgical and thermal coal realizations from our lessees. We derived approximately 70% of our coal royalty revenues and approximately 50% of our coal royalty sales volumes from metallurgical coal during the six months ended June 30, 2019.

The market for metallurgical coal remained balanced in the first half of 2019 as a result of continued global steel demand combined with nominal supply response from metallurgical coal producers as a result of logistical and capital constraints. However, global steel prices and margins have begun to decline due to a surge in iron ore prices and lower end-market demand. As a result, we expect metallurgical prices for coal sold from our properties to modestly decline in the second half of 2019. In addition, we expect metallurgical coal sales volumes from our properties to decline slightly in the second half of 2019 as a result of lessees moving off our coal reserves in the normal course of their mine plans and lower activity at certain other mines.

The market for thermal coal, which in 2018 benefited from increased export demand from Asia and northern Europe, has been affected by continued low natural gas prices and a decline in seaborne thermal coal demand seen thus far in 2019. However, during the first half of 2019, we benefited from pricing locked in by our lessees late last year with respect to their 2019 supply contracts. Our thermal coal sales volumes declined compared to the prior year quarter primarily due to logistical issues in the Illinois Basin caused by flooding and high water throughout the river systems and the timing of mining on our Northern Powder River Basin property. We expect domestic thermal prices and sales volumes to modestly decline in the second half of 2019 as our lessees' current supply contracts begin to roll off into a weakened thermal coal market.

Notwithstanding the relative stability in our Coal Royalty and Other segment performance during the first six months, we remain cautious about the financial position of U.S. coal producers with over-leveraged capital structures and the state of the domestic and global coal markets generally. The current price environment, together with continuing transportation and logistical challenges as well as limited access to capital, has taken a toll on a number of producers. Three of our lessees have filed for protection under the U.S. Bankruptcy Code in the last three months, and other lessees continue to face challenges. Accordingly, we remain focused on further strengthening our liquidity and balance sheet to navigate volatility in our Coal Royalty and Other business segment.

Soda Ash Business Segment

Ciner Wyoming's results are primarily affected by the global supply of and demand for soda ash, which in turn directly impacts the prices Ciner Wyoming and other producers charge for its products. Demand for soda ash in the United States is driven in a large part by economic growth and activity levels in the end markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well-developed market for soda ash, we expect that domestic supply of and demand for soda ash will remain stable for the near future. Soda ash demand in international markets has continued to grow in conjunction with GDP. We expect that future global economic growth will positively influence global demand and pricing, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets.

While the performance of the underlying business remains stable, Ciner Wyoming has announced that it will commence a significant capacity expansion capital project soon that it intends to fund in part by reinvesting cash that would otherwise be distributed to its partners. As a result, we expect for the cash distributions we receive from Ciner Wyoming to decrease to approximately $25 million to $28 million per year and be held at such levels for the next two to three years. We believe that we will benefit over the long-term from increased productivity from Ciner Wyoming’s operations that would result in increased cash distributions to us, but we expect free cash flow from our soda ash segment to be lower than historical levels over the near-to-mid-term as a result of this capacity expansion project.

Results of Operations
Second Quarter of 2019 and 2018 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
Operating Segment (In thousands)	2019	2018
Coal Royalty and Other	$70,136	$53,090	$17,046	32%
Soda Ash	11,333	16,529	(5,196)	(31)%
Total	$81,469	$69,619	$11,850	17%
The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2019	2018
Coal sales volumes (tons)
Appalachia
Northern	1,625	916	709	77%
Central	3,825	4,163	(338)	(8)%
Southern	386	396	(10)	(3)%
Total Appalachia	5,836	5,475	361	7%
Illinois Basin	535	739	(204)	(28)%
Northern Powder River Basin	591	808	(217)	(27)%
Total coal sales volumes	6,962	7,022	(60)	(1)%

Coal royalty revenue per ton
Appalachia
Northern	$0.86	$3.52	$(2.66)	(76)%
Central	6.03	5.65	0.38	7%
Southern	6.69	6.85	(0.16)	(2)%
Illinois Basin	4.51	4.72	(0.21)	(4)%
Northern Powder River Basin	2.75	2.25	0.50	22%
Combined average coal royalty revenue per ton	4.46	4.95	(0.49)	(10)%

Coal royalty revenues
Appalachia
Northern	$1,393	$3,230	$(1,837)	(57)%
Central	23,055	23,520	(465)	(2)%
Southern	2,581	2,712	(131)	(5)%
Total Appalachia	27,029	29,462	(2,433)	(8)%
Illinois Basin	2,411	3,485	(1,074)	(31)%
Northern Powder River Basin	1,624	1,815	(191)	(11)%
Unadjusted coal royalty revenue	31,064	34,762	(3,698)	(11)%
Coal royalty adjustment for minimum leases	(361)	—	(361)	(100)%
Total coal royalty revenue	$30,703	$34,762	$(4,059)	(12)%

Other revenues
Production lease minimum revenues	$15,879	$2,006	$13,873	692%
Minimum lease straight-line revenues	3,854	569	3,285	577%
Property tax revenues	1,377	1,523	(146)	(10)%
Wheelage revenues	1,945	1,609	336	21%
Coal overriding royalty revenues	3,999	3,702	297	8%
Lease amendment revenues	4,414	—	4,414	100%
Aggregates royalty revenues	1,237	1,572	(335)	(21)%
Oil and gas royalty revenues	482	1,354	(872)	(64)%
Other	726	823	(97)	(12)%
Total other revenues	$33,913	$13,158	$20,755	158%
Coal royalty and other	$64,616	$47,920	$16,696	35%
Transportation and processing services	5,274	5,002	272	5%
Gain on asset sales	246	168	78	46%
Total Coal Royalty and Other segment revenues and other income	$70,136	$53,090	$17,046	32%

Coal Royalty Revenues
Coal royalty revenues decreased $4.1 million period-over-period driven by lower coal sales volumes. The discussion of these decreases by region is as follows:

•
Appalachia: Sales volumes increased 7% and coal royalty revenues decreased $2.4 million. Northern Appalachia includes our Hibbs Run property that has significant sales volumes but a low fixed royalty rate per ton and as a result has a minimal impact on our revenues. Excluding Hibbs Run, sales volumes from our Appalachia properties decreased approximately 15% primarily as a result of the idling of the Pinnacle mine in the fourth quarter of 2018. The availability of qualified labor and lessees' capital constraints continue to limit our lessees' ability to increase production.

•
Illinois Basin: Sales volumes decreased 28% and coal royalty revenues decreased $1.1 million primarily due to flooding and high water throughout the river systems that affected transportation logistics, including at the Convent Marine Terminal on the Gulf of Mexico.

•
Northern Powder River Basin: Sales volumes decreased 27% and coal royalty revenues decreased $0.2 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2019, partially offset by a 22% increase in coal royalty price per ton.

Other Revenues
Total other revenues increased $20.8 million primarily due to:

•	$13.9 million increased production lease minimum revenues primarily as a result of increased lessee forfeitures of recoupable balances from minimums paid in prior periods.

•	$4.4 million of lease amendment revenues during the second quarter of 2019.

•
$3.3 million increased minimum lease straight-line revenues primarily related to our Hillsboro property that we began to recognize in 2019 after completion of the Hillsboro litigation settlement with Foresight.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $5.2 million due to Ciner Wyoming's litigation settlement of a royalty dispute that resulted in $12.7 million of income in the second quarter of 2018, partially offset by an increase in production and sales volumes and increased domestic and international sales prices compared to the second quarter of 2018.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2019	2018
Operating expenses
Operating and maintenance expenses	$12,459	$8,117	$4,342	53%
Depreciation, depletion and amortization	3,970	5,376	(1,406)	(26)%
General and administrative expenses	4,196	3,263	933	29%
Total operating expenses	$20,625	$16,756	$3,869	23%

Other expenses, net
Interest expense, net	$12,456	$17,734	$(5,278)	(30)%
Loss on extinguishment of debt	29,282	—	29,282	100%
Total other expenses, net	$41,738	$17,734	$24,004	135%

Total operating expenses increased $3.9 million primarily due to the following:

•
Operating and maintenance expenses include costs to manage the Coal Royalty and Other segment and primarily consist of royalty, taxes, employee-related and legal costs and bad debt expense. These costs increased $4.3 million primarily due to bad debt expense recognized in the second quarter of 2019 related to certain of our Coal Royalty and Other receivables, partially offset by lower royalty fees related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). The coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property.

•
Depreciation, depletion and amortization ("DD&A") expense decreased $1.4 million due to lower coal sales volumes at our higher net book value properties. Northern Appalachia includes our Hibbs Run property that has significant sales volumes but a relatively low net book value. Excluding Hibbs Run, total sales volumes from our properties decreased 17% and DD&A expense decreased $1.4 million.

•	General and administrative expenses increased primarily due to higher legal and consulting costs.
Total other expenses, net increased $24.0 million primarily due to the following:

•
Interest expense, net decreased $5.3 million primarily due to lower debt balances during the second quarter of 2019 as a result of the debt repayments made with proceeds from the sale of our construction aggregates business and proceeds from the issuance of the 2025 Senior Notes.

•
Loss on extinguishment of debt was $29.3 million for the three months ended June 30, 2019 and related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.

Income from Discontinued Operations
Income from discontinued operations decreased $2.7 million primarily as a result of the sale of our construction aggregates business in the fourth quarter of 2018. This business generated $3.0 million of net income in the second quarter of 2018.
Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2019
Net income (loss) from continuing operations	$53,707	$11,333	$(45,934)	$19,106
Less: equity earnings from unconsolidated investment	—	(11,333)	—	(11,333)
Add: total distributions from unconsolidated investment	—	9,310	—	9,310
Add: interest expense, net	—	—	12,456	12,456
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	3,970	—	—	3,970
Adjusted EBITDA	$57,677	$9,310	$(4,196)	$62,791

June 30, 2018
Net income (loss) from continuing operations	$39,597	$16,529	$(20,997)	$35,129
Less: equity earnings from unconsolidated investment	—	(16,529)	—	(16,529)
Less: net income attributable to non-controlling interest	(869)	—	—	(869)
Add: total distributions from unconsolidated investment	—	12,250	—	12,250
Add: interest expense, net	—	—	17,734	17,734
Add: depreciation, depletion and amortization	5,376	—	—	5,376
Adjusted EBITDA	$44,104	$12,250	$(3,263)	$53,091

Adjusted EBITDA increased $9.7 million, with increased Coal Royalty and Other Adjusted EBITDA partially offset by decreased Soda Ash Adjusted EBITDA. The discussion of these variances is as follows:

•
Coal Royalty and Other Adjusted EBITDA increased $13.6 million primarily as a result of the increase in revenues, partially offset by increased operating and maintenance expenses, both discussed above.

•	Soda Ash Adjusted EBITDA decreased $2.9 million as a result of lower cash distributions received from Ciner Wyoming in the second quarter of 2019.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$55,811	$9,310	$(11,762)	$53,359
Investing activities	698	—	—	698
Financing activities	—	—	(97,989)	(97,989)

June 30, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$51,725	$12,250	$(10,082)	$53,893
Investing activities	699	—	—	699
Financing activities	—	—	(24,053)	(24,053)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$55,811	$9,310	$(11,762)	$53,359
Add: proceeds from sale of assets	247	—	—	247
Add: proceeds from sale of discontinued operations	—	—	—	(44)
Add: return of long-term contract receivables	451	—	—	451
Distributable cash flow	$56,509	$9,310	$(11,762)	$54,013
Less: proceeds from sale of assets	(247)	—	—	(247)
Less: proceeds from sale of discontinued operations	—	—	—	44
Free cash flow	$56,262	$9,310	$(11,762)	$53,810

June 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$51,725	$12,250	$(10,082)	$53,893
Add: proceeds from sale of assets	170	—	—	170
Add: return of long-term contract receivables	529	—	—	529
Distributable cash flow	$52,424	$12,250	$(10,082)	$54,592
Less: proceeds from sale of assets	(170)	—	—	(170)
Free cash flow	$52,254	$12,250	$(10,082)	$54,422
DCF and FCF were essentially flat period-over-period with increased Coal Royalty and Other DCF and FCF offset by decreased Soda Ash and Corporate DCF and FCF. The discussion of these variances is as follows:

•
Coal Royalty and Other DCF and FCF increased $4.1 million and $4.0 million, respectively, as a result of the collection of lease amendment fees and the Hillsboro minimum payment in the second quarter of 2019.

•	Soda Ash DCF and FCF decreased $2.9 million as a result of lower cash distributions received from Ciner Wyoming in the second quarter of 2019.

•
Corporate and Financing DCF and FCF decreased $1.7 million primarily as a result of the accelerated payment of interest related to the redemption of the 2022 Senior Notes in the second quarter of 2019.

Results of Operations
First Six Months of 2019 and 2018 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
Operating Segment (In thousands)	2019	2018
Coal Royalty and Other	$125,495	$103,598	$21,897	21%
Soda Ash	23,015	26,150	(3,135)	(12)%
Total	$148,510	$129,748	$18,762	14%
The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2019	2018
Coal sales volumes (tons)
Appalachia
Northern	2,484	1,141	1,343	118%
Central	7,247	7,709	(462)	(6)%
Southern	734	942	(208)	(22)%
Total Appalachia	10,465	9,792	673	7%
Illinois Basin	1,095	1,482	(387)	(26)%
Northern Powder River Basin	1,447	2,041	(594)	(29)%
Total coal sales volumes	13,007	13,315	(308)	(2)%

Coal royalty revenue per ton
Appalachia
Northern	$2.19	$3.76	$(1.57)	(42)%
Central	6.03	5.68	0.35	6%
Southern	7.60	7.03	0.57	8%
Illinois Basin	4.64	4.43	0.21	5%
Northern Powder River Basin	2.66	2.24	0.42	19%
Combined average coal royalty revenue per ton	4.89	4.94	(0.05)	(1)%

Coal royalty revenues
Appalachia
Northern	$5,438	$4,296	$1,142	27%
Central	43,699	43,752	(53)	(0.1)%
Southern	5,578	6,626	(1,048)	(16)%
Total Appalachia	54,715	54,674	41	0.1%
Illinois Basin	5,081	6,560	(1,479)	(23)%
Northern Powder River Basin	3,855	4,580	(725)	(16)%
Unadjusted coal royalty revenues	63,651	65,814	(2,163)	(3)%
Coal royalty adjustment for minimum leases	(817)	(50)	(767)	(1,534)%
Total coal royalty revenues	$62,834	$65,764	$(2,930)	(4)%

Other revenues
Production lease minimum revenues	$18,579	$4,541	$14,038	309%
Minimum lease straight-line revenues	7,170	1,172	5,998	512%
Property tax revenues	2,810	2,705	105	4%
Wheelage revenues	3,360	3,583	(223)	(6)%
Coal overriding royalty revenues	7,974	6,574	1,400	21%
Lease amendment revenues	5,185	—	5,185	100%
Aggregates royalty revenues	2,701	2,663	38	1%
Oil and gas royalty revenues	2,201	4,252	(2,051)	(48)%
Other	1,304	1,140	164	14%
Total other revenues	$51,284	$26,630	$24,654	93%
Coal royalty and other	$114,118	$92,394	$21,724	24%
Transportation and processing services	10,875	10,385	490	5%
Gain on asset sales	502	819	(317)	(39)%
Total Coal Royalty and Other segment revenues and other income	$125,495	$103,598	$21,897	21%

Coal Royalty Revenues
Coal royalty revenues decreased $2.9 million year-over-year. The discussion of these decreases by region is as follows:

•
Appalachia: Sales volumes increased 7% and coal royalty revenues were flat year-over year. Northern Appalachia includes our Hibbs Run property that has significant sales volumes but a low fixed royalty rate per ton and as a result has a minimal impact on our revenues. Excluding Hibbs Run, sales volumes from our Appalachia properties decreased approximately 5% primarily as a result of the idling of the Pinnacle mine in the fourth quarter of 2018. Revenues were flat because the decrease in sales volumes was offset by increased royalty rates per ton compared to prior year. The availability of qualified labor and lessees' capital constraints continue to limit our lessees' ability to increase production.

•
Illinois Basin: Sales volumes decreased 26% and coal royalty revenues decreased $1.5 million primarily due to flooding and high water throughout the river systems that affected transportation logistics, including at the Convent Marine Terminal on the Gulf of Mexico. The decrease in sales volumes was partially offset by a 5% increase in royalty rate per ton which was primarily driven by terminations of two Illinois Basin leases in the fourth quarter of 2018 that had significantly lower coal royalty rates compared to our remaining Illinois Basin leases.

•
Northern Powder River Basin: Sales volumes decreased 29% and coal royalty revenues decreased $0.7 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2019, partially offset by a 19% increase in coal royalty price per ton.

Other Revenues
Total other revenues increased $24.7 million primarily due to:

•	$14.0 million increased production lease minimum revenues primarily as a result of increased lessee forfeitures of recoupable balances from minimums paid in prior periods.

•
$6.0 million increased minimum lease straight-line revenues primarily related to our Hillsboro property that we began to recognize in 2019 after completion of the Hillsboro litigation settlement with Foresight.

•	$5.2 million of lease amendment revenues during the six months ended June 30, 2019.
Soda Ash

Revenues and other income related to our Soda Ash segment decreased $3.1 million due to the Ciner Wyoming's litigation settlement of a royalty dispute that resulted in $12.7 million of income in the second quarter of 2018, partially offset by an increase in production and sales volumes and increased domestic and international sales prices compared to the first six months of 2018.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2019	2018
Operating expenses
Operating and maintenance expenses	$20,819	$14,332	$6,487	45%
Depreciation, depletion and amortization	8,362	10,476	(2,114)	(20)%
General and administrative expenses	8,546	7,599	947	12%
Asset impairments	—	242	(242)	(100)%
Total operating expenses	$37,727	$32,649	$5,078	16%

Other expenses, net
Interest expense, net	$26,630	$35,684	$(9,054)	(25)%
Loss on extinguishment of debt	29,282	—	29,282	100%
Total other expenses, net	$55,912	$35,684	$20,228	57%

Total operating expenses increased $5.1 million primarily due to the following:

•	Operating and maintenance expenses increased $6.5 million primarily due to bad debt expense recognized in the second quarter of 2019 related to certain of our Coal Royalty and Other receivables.

•
Depreciation, depletion and amortization expense decreased $2.1 million due to lower coal sales volumes at our higher net book value properties. Northern Appalachia includes our Hibbs Run property that has significant sales volumes but a relatively low relative net book value. Excluding Hibbs Run, total sales volumes from our properties decreased 11% and DD&A expense decreased $2.1 million.

•	General and administrative expenses increased primarily due to increased legal and consulting costs.
Total other expenses, net increased $20.2 million primarily due to the following:

•
Interest expense, net decreased $9.1 million primarily due to lower debt balances during the first six months of 2019 as a result of the debt repayments made with proceeds from the sale of our construction aggregates business and proceeds from the issuance of the 2025 Senior Notes.

•
Loss on extinguishment of debt was $29.3 million for the six months ended June 30, 2019 and related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.

Income from Discontinued Operations
Income from discontinued operations decreased $0.8 million primarily as a result of the sale of our construction aggregates business in the fourth quarter of 2018. This business generated $1.1 million of net income in the first six months of 2018.
Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2019
Net income (loss) from continuing operations	$96,314	$23,015	$(64,458)	$54,871
Less: equity earnings from unconsolidated investment	—	(23,015)	—	(23,015)
Add: total distributions from unconsolidated investment	—	19,110	—	19,110
Add: interest expense, net	—	—	26,630	26,630
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	8,362	—	—	8,362
Adjusted EBITDA	$104,676	$19,110	$(8,546)	$115,240

June 30, 2018
Net income (loss) from continuing operations	$78,548	$26,150	$(43,283)	$61,415
Less: equity earnings from unconsolidated investment	—	(26,150)	—	(26,150)
Less: net income attributable to non-controlling interest	(869)	—	—	(869)
Add: total distributions from unconsolidated investment	—	24,500	—	24,500
Add: interest expense, net	—	—	35,684	35,684
Add: depreciation, depletion and amortization	10,476	—	—	10,476
Add: asset impairments	242	—	—	242
Adjusted EBITDA	$88,397	$24,500	$(7,599)	$105,298

Adjusted EBITDA increased $9.9 million, with increased Coal Royalty and Other Adjusted EBITDA partially offset by decreased Soda Ash Adjusted EBITDA. The discussion of these variances is as follows:

•
Coal Royalty and Other Adjusted EBITDA increased $16.3 million primarily as a result of the increase in revenues, partially offset by increased operating and maintenance expenses, both discussed above.

•	Soda Ash Adjusted EBITDA decreased $5.4 million as a result of lower cash distributions received from Ciner Wyoming in the first six months of 2019.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$98,727	$19,110	$(41,646)	$76,191
Investing activities	1,395	—	—	1,395
Financing activities	—	—	(197,841)	(197,841)

June 30, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$90,518	$22,403	$(41,614)	$71,307
Investing activities	1,842	2,097	—	3,939
Financing activities	—	—	(50,897)	(50,897)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$98,727	$19,110	$(41,646)	$76,191
Add: proceeds from sale of assets	503	—	—	503
Add: proceeds from sale of discontinued operations	—	—	—	(434)
Add: return of long-term contract receivables	892	—	—	892
Distributable cash flow	$100,122	$19,110	$(41,646)	$77,152
Less: proceeds from sale of assets	(503)	—	—	(503)
Less: proceeds from sale of discontinued operations	—	—	—	434
Free cash flow	$99,619	$19,110	$(41,646)	$77,083

June 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$90,518	$22,403	$(41,614)	$71,307
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	—	2,097
Add: proceeds from sale of assets	826	—	—	826
Add: return of long-term contract receivables	1,016	—	—	1,016
Distributable cash flow	$92,360	$24,500	$(41,614)	$75,246
Less: proceeds from sale of assets	(826)	—	—	(826)
Free cash flow	$91,534	$24,500	$(41,614)	$74,420

DCF and FCF increased $1.9 million and $2.7 million, respectively, primarily due to the following:

•
Coal Royalty and Other DCF and FCF increased $7.8 million and $8.1 million, respectively, as a result of the collection of lease amendment fees and the Hillsboro minimum payment in the first six months of 2019.

•	Soda Ash DCF and FCF decreased $5.4 million as a result of lower cash distributions received from Ciner Wyoming in the first six months of 2019.

Liquidity and Capital Resources
Current Liquidity
As of June 30, 2019, we had total liquidity of $185.8 million, consisting of $70.9 million of cash and cash equivalents, $14.9 million of restricted cash and $100 million of borrowing capacity under the Opco Credit Facility. The $14.9 million of restricted cash represents the remaining net proceeds from the sale of our construction aggregates business that is required to be used to repay debt, make acquisitions or make capital expenditures per the terms of our debt agreements. In the first half of 2019, we used approximately $88.8 million of restricted cash to repay principal amounts on the Opco Senior Notes, and we intend to use the remaining $14.9 million of restricted cash to make a portion of the remaining required amortization payments on the Opco Senior Notes in 2019.
In the second quarter of 2019, we extended the maturity date of the $100 million Opco Credit Facility to April 2023 and issued $300 million of a new series of 9.125% senior notes due 2025. We used the net proceeds from this offering, together with $76 million of cash on hand to redeem all our 2022 Senior Notes. As a result of these transactions, our outstanding debt was reduced, our annual interest expense will decrease, and our debt maturities were significantly extended. For more information regarding our debt refinancings see Note 10. Debt, Net to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows
Cash flows provided by operating activities increased $2.4 million, from $74.1 million in the six months ended June 30, 2018 to $76.5 million in the six months ended June 30, 2019 primarily related to the collection of lease amendment fees and the Hillsboro minimum payment within our Coal Royalty and Other segment, partially offset by lower cash distributions received from Ciner Wyoming and lower cash provided by operating activities of discontinued operations as a result of the sale of our construction aggregates business in the fourth quarter of 2018.
Cash flows provided by investing activities increased $2.8 million, from $1.8 million used in the six months ended June 30, 2018 to $1.0 million provided in the six months ended June 30, 2019 primarily due to $5.9 million of capital expenditures made by our discontinued operation in the first six months of 2018, partially offset by a portion of our distribution from Ciner Wyoming being classified as an investing activity in the six months ended June 30, 2018.
Cash flows used in financing activities increased $148.6 million, from $49.2 million in the six months ended June 30, 2018 to $197.8 million in the six months ended June 30, 2019. Significant increases in cash flow used in financing activities included the following:

•	$345.6 million used for the redemption of our 2022 Senior Notes in the second quarter of 2019;

•	$40.8 million increase in payments on the Opco Senior Notes primarily as a result of the prepayment made using proceeds from the sale of our construction aggregates business;

•	$35.0 million less borrowings on our Opco Credit Facility in the first six months of 2019 compared to the prior year period;

•	$26.2 million increase in debt issuance costs and other primarily related to 2019 debt refinancings; and

•	$10.7 million increase in common unit distributions made in 2019 primarily as a result of a one-time special distribution of $0.85 per common unit.
These increases in cash flows used in financing activities were partially offset by the following:

•	$300 million provided by the issuance of the 2025 Senior Notes in the second quarter of 2019; and

•	$8.8 million less cash used in the first six months of 2019 compared to the prior year period as a result of the redemption of preferred units paid-in-kind in the first quarter of 2018.

Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of June 30, 2019 and December 31, 2018:

(In thousands)	June 30, 2019	December 31, 2018
Current portion of long-term debt, net	$46,040	$115,184
Long-term debt, net	498,029	557,574
Total debt, net	$544,069	$672,758
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:
Commodity Price Risk
Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices. Historically, coal prices have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenues and could potentially trigger an impairment of our coal properties or a violation of certain financial debt covenants. Because substantially all of our reserves are coal, changes in coal prices have a more significant impact on our financial results.
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

The market price of soda ash and energy costs directly affects the profitability of Ciner Wyoming’s operations. If the market price for soda ash declines, Ciner Wyoming’s sales revenues will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile and are likely to remain volatile in the future.
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At June 30, 2019, we did not have any borrowings outstanding under the Opco Credit Facility.
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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2019 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these claims will not have a material effect on our financial position, liquidity or operations.
For more information regarding certain other legal proceedings involving the Partnership, including the lawsuit involving Anadarko, see Note 14. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
During the period covered by this report, except as provided below, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. For example, the “Clean Energy for America Act”, which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate in May 2019. If enacted, this proposal would, among other things, repeal Section 7704(d)(1)(E) of the Code, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

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

Date: August 8, 2019
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)