Form 10-Q
period 2019-09-30
NATURAL RESOURCE PARTNERS LP
filed 2019-11-06
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except unit data)	2019	2018
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$99,636	$101,839
Restricted cash	12,527	104,191
Accounts receivable, net	27,447	32,058
Prepaid expenses and other	3,111	3,462
Current assets of discontinued operations	988	993
Total current assets	$143,709	$242,543
Land	24,008	24,008
Plant and equipment, net	762	984
Mineral rights, net	733,154	743,112
Intangible assets, net	40,461	42,513
Equity in unconsolidated investment	258,063	247,051
Long-term contract receivable	37,473	38,945
Other assets	6,274	2,491
Total assets	$1,243,904	$1,341,647
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,591	$2,414
Accrued liabilities	7,290	12,347
Accrued interest	14,364	14,345
Current portion of deferred revenue	5,047	3,509
Current portion of long-term debt, net	45,789	115,184
Current liabilities of discontinued operations	174	947
Total current liabilities	$74,255	$148,746
Deferred revenue	43,587	49,044
Long-term debt, net	490,378	557,574
Other non-current liabilities	4,843	1,150
Total liabilities	$613,063	$756,514
Commitments and contingencies (see Note 14)
Class A Convertible Preferred Units (250,000 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	$164,587	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 and 12,249,469 units issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	$400,266	$355,113
General partner’s interest	5,909	5,014
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(3,802)	(3,462)
Total partners’ capital	$469,189	$423,481
Non-controlling interest	(2,935)	(2,935)
Total capital	$466,254	$420,546
Total liabilities and capital	$1,243,904	$1,341,647
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2019	2018	2019	2018
Revenues and other income
Coal royalty and other	$39,919	$42,518	$154,037	$134,912
Transportation and processing services	3,865	6,853	14,740	17,238
Equity in earnings of Ciner Wyoming	13,818	8,836	36,833	34,986
Gain on asset sales and disposals	6,107	—	6,609	819
Total revenues and other income	$63,709	$58,207	$212,219	$187,955

Operating expenses
Operating and maintenance expenses	$5,994	$6,790	$26,813	$21,122
Depreciation, depletion and amortization	3,384	4,888	11,746	15,364
General and administrative expenses	4,253	3,183	12,799	10,782
Asset impairments	484	—	484	242
Total operating expenses	$14,115	$14,861	$51,842	$47,510

Income from operations	$49,594	$43,346	$160,377	$140,445

Other expenses, net
Interest expense, net	$(10,431)	$(17,493)	$(37,061)	$(53,177)
Loss on extinguishment of debt	—	—	(29,282)	—
Total other expenses, net	$(10,431)	$(17,493)	$(66,343)	$(53,177)

Net income from continuing operations	$39,163	$25,853	$94,034	$87,268
Income from discontinued operations	7	2,688	206	3,721
Net income	$39,170	$28,541	$94,240	$90,989
Net loss (income) attributable to non-controlling interest	—	359	—	(510)
Net income attributable to NRP	$39,170	$28,900	$94,240	$90,479
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(22,500)	(22,500)
Net income attributable to common unitholders and general partner	$31,670	$21,400	$71,740	$67,979

Net income attributable to common unitholders	$31,036	$20,972	$70,305	$66,619
Net income attributable to the general partner	634	428	1,435	1,360

Income from continuing operations per common unit (see Note 5)
Basic	$2.53	$1.50	$5.72	$5.14
Diluted	1.66	1.18	3.91	3.89

Net income per common unit (see Note 5)
Basic	$2.53	$1.71	$5.73	$5.44
Diluted	1.66	1.30	3.92	4.06

Net income	$39,170	$28,541	$94,240	$90,989
Comprehensive income (loss) from unconsolidated investment and other	(520)	791	(340)	(768)
Comprehensive income	$38,650	$29,332	$93,900	$90,221
Comprehensive loss (income) attributable to non-controlling interest	—	359	—	(510)
Comprehensive income attributable to NRP	$38,650	$29,691	$93,900	$89,711
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2018	12,249	$355,113	$5,014	$66,816	$(3,462)	$423,481	$(2,935)	$420,546
Net income (1)	—	35,005	714	—	—	35,719	—	35,719
Distributions to common unitholders and general partner	—	(5,513)	(112)	—	—	(5,625)	—	(5,625)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Issuance of unit-based awards	12	486	—	—	—	486	—	486
Unit-based awards amortization and vesting	—	399	—	—	—	399	—	399
Comprehensive income from unconsolidated investment and other	—	—	10	—	1,005	1,015	—	1,015
Balance at March 31, 2019	12,261	$378,140	$5,476	$66,816	$(2,457)	$447,975	$(2,935)	$445,040
Net income (1)	—	18,964	387	—	—	19,351	—	19,351
Distributions to common unitholders and general partner	—	(15,939)	(326)	—	—	(16,265)	—	(16,265)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	460	—	—	—	460	—	460
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(825)	(825)	—	(825)
Balance at June 30, 2019	12,261	$374,275	$5,387	$66,816	$(3,282)	$443,196	$(2,935)	$440,261
Net income (1)	—	38,386	784	—	—	39,170	—	39,170
Distributions to common unitholders and general partner	—	(5,518)	(112)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	473	—	—	—	473	—	473
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(520)	(520)	—	(520)
Balance at September 30, 2019	12,261	$400,266	$5,909	$66,816	$(3,802)	$469,189	$(2,935)	$466,254

(1)
Net income includes $7.5 million attributable to preferred unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard	—	69,057	1,409	—	—	70,466	—	70,466
Net income (1)	—	23,851	487	—	—	24,338	—	24,338
Distributions to common unitholders and general partner	—	(5,505)	(112)	—	—	(5,617)	—	(5,617)
Distributions to preferred unitholders	—	(7,610)	(155)	—	—	(7,765)	—	(7,765)
Issuance of unit-based awards	14	410	—	—	—	410	—	410
Unit-based awards amortization and vesting	—	197	—	—	—	197	—	197
Comprehensive income (loss) from unconsolidated investment and other	—	—	8	—	(1,125)	(1,117)	—	(1,117)
Balance at March 31, 2018	12,246	$280,251	$3,494	$66,816	$(4,438)	$346,123	$(3,394)	$342,729
Net income (1)	—	36,496	745	—	—	37,241	869	38,110
Distributions to common unitholders and general partner	—	(5,510)	(113)	—	—	(5,623)	—	(5,623)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	136	—	—	—	136	—	136
Comprehensive income (loss) from unconsolidated investment and other	—	50	1	—	(434)	(383)	(51)	(434)
Balance at June 30, 2018	12,246	$304,073	$3,977	$66,816	$(4,872)	$369,994	$(2,576)	$367,418
Net income (loss) (1)	—	28,322	578	—	—	28,900	(359)	28,541
Distributions to common unitholders and general partner	—	(5,511)	(112)	—	—	(5,623)	—	(5,623)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	139	—	—	—	139	—	139
Comprehensive income from unconsolidated investment and other	—	—	—	—	791	791	—	791
Balance at September 30, 2018	12,246	319,673	4,293	66,816	(4,081)	386,701	(2,935)	383,766

(1)
Net income includes $7.5 million attributable to preferred unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$94,240	$90,989
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	11,746	15,364
Distributions from unconsolidated investment	25,480	34,653
Equity earnings from unconsolidated investment	(36,833)	(34,986)
Gain on asset sales and disposals	(6,609)	(819)
Loss on extinguishment of debt	29,282	—
Income from discontinued operations	(206)	(3,721)
Asset impairments	484	242
Unit-based compensation expense	1,842	1,144
Amortization of debt issuance costs and other	3,223	4,021
Change in operating assets and liabilities:
Accounts receivable	4,731	(6,283)
Accounts payable	(822)	90
Accrued liabilities	(5,083)	(3,193)
Accrued interest	19	(9,944)
Deferred revenue	(3,920)	9,200
Other items, net	351	1,036
Net cash provided by operating activities of continuing operations	$117,925	$97,793
Net cash provided by (used in) operating activities of discontinued operations	(4)	9,755
Net cash provided by operating activities	$117,921	$107,548

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$—	$2,097
Proceeds from asset sales and disposals	6,611	826
Return of long-term contract receivable	1,351	2,606
Net cash provided by investing activities of continuing operations	$7,962	$5,529
Net cash used in investing activities of discontinued operations	(556)	(9,343)
Net cash provided by (used in) investing activities	$7,406	$(3,814)

Cash flows from financing activities
Debt borrowings	$300,000	$35,000
Debt repayments	(442,747)	(55,720)
Redemption of preferred units paid-in-kind	—	(8,844)
Distributions to common unitholders and general partner	(27,520)	(16,863)
Distributions to preferred unitholders	(22,500)	(22,765)
Contributions to discontinued operations	(560)	(2,275)
Debt issuance costs and other	(26,427)	(228)
Net cash used in financing activities of continuing operations	$(219,754)	$(71,695)
Net cash provided by financing activities of discontinued operations	560	1,521
Net cash used in financing activities	$(219,194)	$(70,174)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93,867)	$33,560

Cash, cash equivalents and restricted cash of continuing operations at beginning of period	$206,030	$26,980
Cash and cash equivalents of discontinued operations at beginning of period	—	2,847
Cash, cash equivalents and restricted cash at beginning of period	$206,030	$29,827

Cash, cash equivalents and restricted cash at end of period	$112,163	$63,387
Less: cash and cash equivalents of discontinued operations at end of period	—	(4,780)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$112,163	$58,607

Supplemental cash flow information:
Cash paid during the period for interest of continuing operations	$36,270	$58,153
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
Principles of Consolidation and Reporting
The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on March 7, 2019. In management's opinion, all necessary adjustments to fairly present the Partnership's results of operations, financial position and cash flows for the periods presented have been made and all such adjustments were of a normal and recurring nature. Certain reclassifications have been made to prior period amounts on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows to conform with current period presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income or cash flows from operating, investing or financing activities.
Recasting of Certain Prior Period Information
As described in Note 3. Discontinued Operations, the Partnership reclassified prior period information for the assets and liabilities, operating results and cash flows of its construction aggregates business as discontinued operations in its consolidated financial statements for all periods presented.
Restricted Cash
Restricted cash at September 30, 2019 and December 31, 2018 represents the remaining net proceeds from the sale of the Partnership's construction aggregates business and other asset sales and disposals that is required to be used to repay debt, make acquisitions or make capital expenditures per the terms of the Partnership's and Opco's debt agreements. In the first nine months of 2019, the Partnership used $97.1 million of restricted cash to repay principal amounts on Opco's private placement senior notes (the "Opco Senior Notes") and it intends to use the remaining $12.5 million of restricted cash to repay a portion of the remaining principal payments on the Opco Senior Notes in 2019.
Recently Adopted Accounting Standards
Leases
On January 1, 2019, NRP adopted Accounting Standards Codification (ASC) 842, Leases, and all the related amendments (the “new lease standard” and "ASC 842") and recognized assets and liabilities on its Consolidated Balance Sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. This standard does not apply to leases that explore for or use minerals, oil, natural gas and similar non-regenerative resources, including the intangible right to explore for those natural resources and rights to use the land in which those natural resources are contained. The guidance also required disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The guidance was adopted by NRP on January 1, 2019 using a modified retrospective approach.
The Partnership is a lessee in one lease that is accounted for as an operating lease under the new lease standard, and the adoption of the new lease standard did not have a material impact to the Partnership's consolidated financial statements. For lease

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

agreements entered into or reassessed after the adoption of ASC 842, the Partnership elected to not combine lease and non-lease components. See Note 17. Leases for more information.
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
2.    Revenues from Contracts with Customers
The following table represents the Partnership's Coal Royalty and Other segment revenues by major source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Coal royalty revenues	$24,727	$30,709	$87,561	$96,473
Production lease minimum revenues	2,752	1,769	21,331	6,310
Minimum lease straight-line revenues	3,982	567	11,152	1,739
Property tax revenues	1,606	1,263	4,416	3,968
Wheelage revenues	1,675	1,572	5,035	5,155
Coal overriding royalty revenues	2,189	3,918	10,163	10,492
Lease amendment revenues	1,535	—	6,720	—
Aggregates royalty revenues	954	888	3,655	3,551
Oil and gas royalty revenues	374	1,427	2,575	5,679
Other revenues	125	405	1,429	1,545
Coal royalty and other revenues (1)	$39,919	$42,518	$154,037	$134,912
Transportation and processing services revenues (2)	3,865	6,853	14,740	17,238
Total Coal Royalty and Other segment revenues	$43,784	$49,371	$168,777	$152,150

(1)	Coal royalty and other revenues from contracts with customers as defined under ASC 606.

(2)
Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $1.7 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively, and $7.3 million and $9.6 million for the nine months ended September 30, 2019 and 2018, respectively. The remaining transportation and processing services revenues of $2.2 million and $3.3 million for the three months ended September 30, 2019, and 2018, respectively, and $7.5 million and $7.6 million for the nine months ended September 30, 2019 and 2018, respectively, related to other NRP-owned infrastructure leased to and operated by third party operators accounted for under other guidance. See Note 16. Financing Transaction and Note 17. Leases for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2019	2018
Receivables
Accounts receivable, net	$24,758	$29,001
Prepaid expenses and other (1)	2,852	2,483

Contract liabilities
Current portion of deferred revenue	$5,047	$3,509
Deferred revenue	43,587	49,044

(1)	Prepaid expenses and other includes notes receivable from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance at end of prior period (current and non-current)	$52,553	$100,605
Cumulative adjustment for change in accounting principle	—	(65,591)
Balance at beginning of period (current and non-current)	$52,553	$35,014
Increase due to minimums and lease amendment fees	37,315	23,534
Recognition of previously deferred revenue	(41,234)	(16,260)
Balance at end of period (current and non-current)	$48,634	$42,288

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows (in thousands):

Lease Term (1)	Weighted Average Remaining Years as of September 30, 2019	Annual Minimum Payments (2)
0 - 5 years	2.2	$12,439
5 - 10 years	6.4	9,426
10+ years	12.1	46,737
Total	9.6	$68,602

(1)	Lease term does not include renewal periods.

(2)	Annual minimum payments do not include $5.0 million from a coal infrastructure lease that is accounted for as a financing transaction. See Note 16. Financing Transaction for additional information.

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
The following table presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations in the Consolidated Balance Sheets:

	September 30, 2019			December 31, 2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
ASSETS
Current assets
Accounts receivable, net	$—	$988	$988	$5	$988	$993
Total assets of discontinued operations	$—	$988	$988	$5	$988	$993
LIABILITIES
Current liabilities
Accounts payable	$42	$—	$42	$181	$—	$181
Accrued liabilities	132	—	132	766	—	766
Total liabilities of discontinued operations	$174	$—	$174	$947	$—	$947
The following tables present summarized financial results of the Partnership's discontinued operations in the Consolidated Statements of Comprehensive Income:

	Three Months Ended September 30,
	2019			2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Construction aggregates	$—	$—	$—	$30,398	$—	$30,398
Road construction and asphalt paving services	—	—	—	6,250	—	6,250
Oil and gas	—	2	2	—	(1)	(1)
Gain on asset sales and disposals	5	—	5	163	—	163
Total revenues and other income	$5	$2	$7	$36,811	$(1)	$36,810
Operating expenses
Operating and maintenance expenses	$—	$—	$—	$30,758	$23	$30,781
Depreciation, depletion and amortization	—	—	—	3,333	—	3,333
Total operating expenses	$—	$—	$—	$34,091	$23	$34,114
Interest expense	—	—	—	(8)	—	(8)
Income (loss) from discontinued operations	$5	$2	$7	$2,712	$(24)	$2,688

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Nine Months Ended September 30,
	2019			2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Construction aggregates	$—	$—	$—	$91,055	$—	$91,055
Road construction and asphalt paving services	—	—	—	13,154	—	13,154
Oil and gas	—	2	2	—	(3)	(3)
Gain on asset sales and disposals	243	—	243	214	—	214
Total revenues and other income	$243	$2	$245	$104,423	$(3)	$104,420
Operating expenses
Operating and maintenance expenses	$27	$12	$39	$91,225	$69	$91,294
Depreciation, depletion and amortization	—	—	—	9,377	—	9,377
Total operating expenses	$27	$12	$39	$100,602	$69	$100,671
Interest expense	—	—	—	(28)	—	(28)
Income (loss) from discontinued operations	$216	$(10)	$206	$3,793	$(72)	$3,721
Capital expenditures related to the Partnership's discontinued operations were $9.7 million during the nine months ended September 30, 2018.
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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income attributable to common unitholders and the general partner by $7.5 million during the three months ended September 30, 2019 and 2018 and $22.5 million during the nine months ended September 30, 2019 and 2018 as a result of accumulated preferred unit distributions earned during the period. During the three months ended March 31, 2018, the Partnership redeemed all of the outstanding PIK Units, which resulted in an $8.8 million cash payment during the period. This $8.8 million cash payment is not included in the table below.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the distributions declared and paid to common and preferred unitholders during the nine months ended September 30, 2019 and 2018, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2019
February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500
May 2019	January 1 - March 31, 2019	0.45	5,630	30.00	7,500
May 2019 (2)	Special Distribution	0.85	10,635	—	—
August 2019	April 1 - June 30, 2019	0.45	5,630	30.00	7,500

2018
February 2018	October 1 - December 31, 2017	$0.45	$5,617	$30.00	$7,765
May 2018	January 1 - March 31, 2018	0.45	5,623	30.00	7,500
August 2018	April 1 - June 30, 2018	0.45	5,623	30.00	7,500

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.

(2)	The special distribution of $0.85 per common unit was made to cover the common unitholders’ tax liability resulting from the sale of NRP’s construction aggregates business in December 2018.
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
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the warrants for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2018 includes the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 but did not include the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of diluted net income per common unit for the nine months ended September 30, 2019 includes both the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2019	2018	2019	2018
Allocation of net income
Net income from continuing operations	$39,163	$25,853	$94,034	$87,268
Add (less): net loss (income) attributable to non-controlling interest	—	359	—	(510)
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(22,500)	(22,500)
Net income from continuing operations attributable to common unitholders and general partner	$31,663	$18,712	$71,534	$64,258
Less: net income from continuing operations attributable to the general partner	(634)	(374)	(1,431)	(1,285)
Net income from continuing operations attributable to common unitholders	$31,029	$18,338	$70,103	$62,973

Net income from discontinued operations	$7	$2,688	$206	$3,721
Less: net income from discontinued operations attributable to the general partner	0	(54)	(4)	(75)
Net income from discontinued operations attributable to common unitholders	$7	$2,634	$202	$3,646

Net income	$39,170	$28,541	$94,240	$90,989
Add (less): net loss (income) attributable to non-controlling interest	—	359	—	(510)
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(22,500)	(22,500)
Net income attributable to common unitholders and general partner	$31,670	$21,400	$71,740	$67,979
Less: net income attributable to the general partner	(634)	(428)	(1,435)	(1,360)
Net income attributable to common unitholders	$31,036	$20,972	$70,305	$66,619

Basic net income per common unit
Weighted average common units—basic	12,261	12,246	12,259	12,243
Basic net income from continuing operations per common unit	$2.53	$1.50	$5.72	$5.14
Basic net income from discontinued operations per common unit	$0.00	$0.22	$0.02	$0.30
Basic net income per common unit	$2.53	$1.71	$5.73	$5.44

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per unit data)	2019	2018	2019	2018
Diluted income per common unit
Weighted average common units—basic	12,261	12,246	12,259	12,243
Plus: dilutive effect of Preferred Units	10,494	9,124	10,494	9,124
Plus: dilutive effect of Warrants	389	470	800	474
Plus: dilutive effect of unvested unit-based awards	13	—	31	—
Weighted average common units—diluted	23,157	21,840	23,584	21,841

Net income from continuing operations	$39,163	$25,853	$94,034	$87,268
Add (less): net loss (income) attributable to non-controlling interest	—	359	—	(510)
Diluted net income from continuing operations attributable to common unitholders and general partner	$39,163	$26,212	$94,034	$86,758
Less: diluted net income from continuing operations attributable to the general partner	(784)	(524)	(1,881)	(1,735)
Diluted net income from continuing operations attributable to common unitholders	$38,379	$25,688	$92,153	$85,023

Diluted net income from discontinued operations attributable to common unitholders	$7	$2,634	$202	$3,646

Net income	$39,170	$28,541	$94,240	$90,989
Add (less): net loss (income) attributable to non-controlling interest	—	359	—	(510)
Diluted net income attributable to common unitholders and general partner	$39,170	$28,900	$94,240	$90,479
Less: diluted net income attributable to the general partner	(784)	(578)	(1,885)	(1,810)
Diluted net income attributable to common unitholders	$38,386	$28,322	$92,355	$88,669

Diluted net income from continuing operations per common unit	$1.66	$1.18	$3.91	$3.89
Diluted net income from discontinued operations per common unit	$0.00	$0.12	$0.01	$0.17
Diluted net income per common unit	$1.66	$1.30	$3.92	$4.06
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
The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Three Months Ended September 30, 2019
Revenues	$43,784	$13,818	$—	$57,602
Gain on asset sales and disposals	6,107	—	—	6,107
Operating and maintenance expenses	5,771	223	—	5,994
Depreciation, depletion and amortization	3,384	—	—	3,384
General and administrative expenses	—	—	4,253	4,253
Asset impairments	484	—	—	484
Other expenses, net	—	—	10,431	10,431
Net income (loss) from continuing operations	40,252	13,595	(14,684)	39,163
Income from discontinued operations	—	—	—	7

Three Months Ended September 30, 2018
Revenues	$49,371	$8,836	$—	$58,207
Operating and maintenance expenses	6,790	—	—	6,790
Depreciation, depletion and amortization	4,888	—	—	4,888
General and administrative expenses	—	—	3,183	3,183
Other expenses, net	—	—	17,493	17,493
Net income (loss) from continuing operations	37,693	8,836	(20,676)	25,853
Income from discontinued operations	—	—	—	2,688

Nine Months Ended September 30, 2019
Revenues	$168,777	$36,833	$—	$205,610
Gain on asset sales and disposals	6,609	—	—	6,609
Operating and maintenance expenses	26,590	223	—	26,813
Depreciation, depletion and amortization	11,746	—	—	11,746
General and administrative expenses	—	—	12,799	12,799
Asset impairments	484	—	—	484
Other expenses, net	—	—	66,343	66,343
Net income (loss) from continuing operations	136,566	36,610	(79,142)	94,034
Income from discontinued operations	—	—	—	206

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Nine Months Ended September 30, 2018
Revenues	$152,150	$34,986	$—	$187,136
Gain on asset sales and disposals	819	—	—	819
Operating and maintenance expenses	21,122	—	—	21,122
Depreciation, depletion and amortization	15,364	—	—	15,364
General and administrative expenses	—	—	10,782	10,782
Asset impairments	242	—	—	242
Other expenses, net	—	—	53,177	53,177
Net income (loss) from continuing operations	116,241	34,986	(63,959)	87,268
Income from discontinued operations	—	—	—	3,721

As of September 30, 2019
Total assets of continuing operations	$969,425	$258,063	$15,428	$1,242,916
Total assets of discontinued operations	—	—	—	988

As of December 31, 2018
Total assets of continuing operations	$986,680	$247,051	$106,923	$1,340,654
Total assets of discontinued operations	—	—	—	993
7.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Balance at beginning of period	$251,135	$245,524	$247,051	$245,433
Income allocation to NRP’s equity interests	15,068	10,036	40,511	38,525
Amortization of basis difference	(1,250)	(1,200)	(3,678)	(3,539)
Comprehensive income (loss) from unconsolidated investment	(520)	791	(341)	(768)
Distribution	(6,370)	(12,250)	(25,480)	(36,750)
Balance at end of period	$258,063	$242,901	$258,063	$242,901
The following table represents summarized financial information for Ciner Wyoming as derived from their unaudited financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Sales	$137,148	$123,366	$397,378	$354,467
Gross profit	36,747	26,253	103,382	68,497
Net income	30,750	20,481	82,675	78,623

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	September 30, 2019			December 31, 2018
(In thousands)	Cost	Accumulated Depletion	Net Book Value	Cost	Accumulated Depletion	Net Book Value
Coal properties	$1,147,692	$(459,122)	$688,570	$1,164,845	$(451,210)	$713,635
Aggregates properties	41,589	(13,132)	28,457	24,920	(11,814)	13,106
Oil and gas royalty properties	12,395	(7,823)	4,572	12,395	(7,632)	4,763
Other	13,156	(1,601)	11,555	13,158	(1,550)	11,608
Total mineral rights, net	$1,214,832	$(481,678)	$733,154	$1,215,318	$(472,206)	$743,112
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $2.8 million and $3.9 million for the three months ended September 30, 2019 and 2018, respectively, and $9.5 million and $12.8 million for the nine months ended September 30, 2019 and 2018, respectively.
During the three and nine months ended September 30, 2019, the Partnership recorded a gain of $6.1 million and $6.6 million, respectively, included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income primarily related to the disposal of certain coal mineral rights with a $0 net book value.
9.    Intangible Assets, Net
The Partnership's intangible assets consist of above-market coal royalty and related transportation contracts with subsidiaries of Foresight Energy LP ("Foresight Energy") pursuant to which the Partnership receives royalty payments for coal sales and throughput fees for the transportation and processing of coal. The Partnership's intangible assets included on its Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Intangible assets at cost	$81,109	$81,109
Less: accumulated amortization	(40,648)	(38,596)
Total intangible assets, net	$40,461	$42,513
Amortization expense included in depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $0.5 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively and $2.1 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Debt, Net
The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2019	2018
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025 issued at par ("2025 Senior Notes")	$300,000	$—
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75% ("2022 Senior Notes")	—	345,638
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	$—	$21,319
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	6,780	15,290
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	9,458	13,414
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	30,019	37,195
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	63,423	89,529
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	20,059	27,185
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	91,365	107,013
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	23,286	30,555
Total Opco Senior Notes	$244,390	$341,500
Total debt at face value	$544,390	$687,138
Net unamortized debt discount	—	(1,266)
Net unamortized debt issuance costs	(8,223)	(13,114)
Total debt, net	$536,167	$672,758
Less: current portion of long-term debt	(45,789)	(115,184)
Total long-term debt, net	$490,378	$557,574
NRP LP Debt
2025 Senior Notes
In April 2019, NRP and NRP Finance issued the 2025 Senior Notes and used the $300 million proceeds and $76 million of cash on hand to fund the redemption of the 2022 Senior Notes. The 2025 Senior Notes were issued under an Indenture dated as of April 29, 2019 (the "2025 Indenture"), bear interest at 9.125% per year and mature on June 30, 2025. Interest is payable semi-annually on June 30 and December 30 beginning December 30, 2019.

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
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of September 30, 2019, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
2022 Senior Notes
During the second quarter of 2019, the Partnership redeemed the 2022 Senior Notes at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. In connection with the early redemption, the Partnership paid an $18.1 million call premium and also wrote off $10.4 million of unamortized debt issuance costs and debt discount. These expenses are included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of September 30, 2019 and December 31, 2018, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
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
As of September 30, 2019, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100 million in available borrowing capacity.
The weighted average interest rates for the borrowings outstanding under the Opco Credit Facility during the three and nine months ended September 30, 2018 were 6.34% and 6.18%, respectively. There were no borrowings outstanding under the Opco Credit Facility during the three and nine months ended September 30, 2019.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $541.5 million and $548.9 million classified as mineral rights, net and plant and equipment, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.
Opco Senior Notes
As of September 30, 2019 and December 31, 2018, the Opco Senior Notes had cumulative principal balances of $244.4 million and $341.5 million, respectively. Opco made mandatory principal payments of $97.1 million, which included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business, during the nine months ended September 30, 2019, and $55.7 million during the nine months ended September 30, 2018.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2019.
11.    Fair Value Measurements
Fair Value of Financial Assets and Liabilities
The Partnership’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, contract receivable and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2019 or 2018. The Partnership uses available market data and valuation methodologies to estimate the fair value of its debt and contract receivable.
The following table shows the carrying amount and estimated fair value of the Partnership's debt and contract receivable:

		September 30, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$293,824	$287,250	$—	$—
NRP 2022 Senior Notes	1	—	—	334,024	356,871
Opco Senior Notes	3	242,343	234,003	338,734	352,599
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable (current and long-term)	3	$39,416	$33,784	$40,776	$34,704

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expense, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of September 30, 2019 and December 31, 2018.

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
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included in the Partnership's Consolidated Statement of Comprehensive Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Operating and maintenance expenses	$1,598	$1,560	$4,806	$4,694
General and administrative expenses	855	934	2,704	2,714
The Partnership had accounts payable to QMC of $0.4 million and $0.5 million on its Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.
During the three months ended September 30, 2019 and 2018, the Partnership recognized $0.3 million and $0.6 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $3.8 million and $3.5 million during the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Partnership had $0.1 million of other assets on its Consolidated Balance Sheets related to a prepaid royalty for this agreement and at December 31, 2018 the Partnership had $1.4 million of accounts payable to WPPLP for this agreement.
Quintana Capital Group GP, Ltd.
Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At September 30, 2019, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that was one of the Partnership’s lessees in Tennessee. During the second quarter of 2018, Corsa assigned its lease with NRP to a third party and is no longer deemed a related party as of such date. Coal related revenues from Corsa totaled $0.4 million for the nine months ended September 30, 2018.
Industrial Minerals Group LLC
Corbin J. Robertson, III, a Director of GP Natural Resource Partners LLC, owns a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases two of NRP's coal royalty properties in Central Appalachia. Coal royalty related revenues from Industrial Minerals totaled $0.4 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively and $0.9 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. The Partnership had accounts receivable from Industrial Minerals of $0.2 million and $0.1 million on its Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

13.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$12,375	21%	$15,035	26%	$44,604	22%	$40,456	22%
Contura Energy (1) (2)	9,190	16%	4,709	8%	32,915	16%	16,091	9%

(1)	Revenues from Foresight Energy and Contura Energy are included within the Partnership's Coal Royalty and Other segment.

(2)
In the fourth quarter of 2018, Contura Energy and Alpha Natural Resources merged. Revenues during the three and nine months ended September 30, 2019 relate to the combined company, while revenues during the three and nine months ended September 30, 2018 do not include revenues from Alpha Natural Resources.

14.    Commitments and Contingencies
Legal
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations. During the third quarter, NRP was also involved in the matters described below.
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
  In July 2013, pursuant to a series of transactions in connection with an initial public offering by a subsidiary of OCI Chemical Corporation, the ownership structure in OCI LP was simplified. In connection with such reorganization, NRP exchanged the stock of OCI Co for a limited partner interest in OCI LP. Following the reorganization, NRP's interest in OCI LP remained at 49%, consisting of both limited and general partner interests. The restructuring did not have any impact on the operations, revenues, management or control of OCI LP.
In July 2017, Anadarko filed a lawsuit against Opco and NRP Trona LLC in the District Court of Harris County, Texas, 157th judicial district. The complaint alleged that the transactions conducted in 2013 triggered an acceleration of NRP's obligation under the purchase agreement with Anadarko to pay additional contingent consideration in full and demanded immediate payment of such amount, together with interest, court costs and attorneys’ fees. NRP does not believe the reorganization transactions triggered an obligation to pay any additional contingent consideration and is vigorously defending this lawsuit. However, the ultimate outcome cannot be predicted with certainty and the Partnership estimates a possible range of loss between $0, if it prevails, and approximately $40 million plus interest, court costs and attorneys’ fees if Anadarko prevails and is awarded the full damages it seeks. A trial in this matter was held in October 2019. The parties are currently awaiting a ruling by the trial court.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

15.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2019 and 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the nine months ended September 30, 2019 and 2018 were $5.4 million and $2.2 million, respectively. Total unit-based compensation expense associated with these awards was $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of September 30, 2019 is $4.0 million, which is to be recognized over a weighted average period of 2.2 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2018 was $1.2 million.
A summary of the unit activity in the outstanding grants during 2019 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2019	55	$29.10
Granted	129	$41.41
Fully vested and issued	(12)	$41.47
Forfeitures	(15)	$37.33
Outstanding at September 30, 2019	157	$37.48
16.    Financing Transaction
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
The following table shows certain amounts related to the Partnership's Sugar Camp lease:

(In thousands)	September 30, 2019	December 31, 2018
Accounts receivable	$347	$661
Contract receivable (current and long-term)	39,416	40,776
Unearned income	22,667	25,058
Projected remaining payments	$62,430	$66,495

17.    Leases
Lessee Accounting
As of September 30, 2019, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of September 30, 2019, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheet using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other assets and other non-current liabilities, respectively, on its Consolidated Balance Sheet totaled $3.5 million at both January 1, 2019 and September 30, 2019. During the three and nine months ended September 30, 2019, the Partnership incurred total operating lease expenses of $0.1 million and $0.4 million, respectively, included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statement of Comprehensive Income.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	As of September 30, 2019
2019	$121
2020	483
2021	483
2022	483
2023	483
After 2023	12,079
Total lease payments (1)	$14,132
Less: present value adjustment (2)	(10,623)
Total operating lease liability	$3,509

(1)	The remaining lease term of the Partnership's operating lease is 29.25 years.

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

Lessor Accounting
The Partnership owns loadout and other transportation assets at the Partnership's Macoupin property in the Illinois Basin which is operated by Foresight Energy. The infrastructure at the Macoupin property is leased to a subsidiary of Foresight Energy and is accounted for as an operating lease under ASC 842. The lease with Macoupin expires in January 2108. From the inception of this lease in 2009 through January 2039, the lease provides that the Partnership is entitled to variable lease payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. These fees are included in transportation and processing services revenues on the Partnership's Consolidated Statements of Comprehensive Income and were $1.1 million and $1.4 million in the three months ended September 30, 2019 and 2018, respectively, and $3.6 million and $3.5 million in the nine months ended September 30, 2019 and 2018, respectively. After January 2039, the lease provides that the Partnership is entitled to an annual rent of $10 thousand per year in place of the variable lease payments.
18.    Subsequent Events
The following represents material events that have occurred subsequent to September 30, 2019 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Distributions Declared
In October 2019, the Board of Directors declared a distribution of $0.45 per common unit with respect to the third quarter of 2019. The Board of Directors also declared a cash distribution on NRP's Preferred Units with respect to the third quarter of 2019 totaling $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and nine month periods ended September 30, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-Q and with the consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2018.
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment, plus (minus) net loss (income) attributable to non-controlling interest; plus gain on reserve swap, total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 10. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 13. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2018. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

Distributable Cash Flow
Distributable cash flow ("DCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from asset sales and disposals, including sales of discontinued operations, and return of long-term contract receivable; less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.
Free Cash Flow
Free cash flow ("FCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivable; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as financing activities and distributions to non-controlling interest. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the Partnership's ability to make cash distributions and repay debt.
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

Our financial results by segment for the nine months ended September 30, 2019 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$175,386	$36,833	$—	$212,219
Net income (loss) from continuing operations	$136,566	$36,610	$(79,142)	$94,034
Adjusted EBITDA (1)	$148,796	$25,257	$(12,799)	$161,254

Cash flow provided by (used in) continuing operations
Operating activities	$139,821	$25,257	$(47,153)	$117,925
Investing activities	$7,962	$—	$—	$7,962
Financing activities	$—	$—	$(219,754)	$(219,754)
Distributable cash flow (1)	$147,783	$25,257	$(47,153)	$125,331
Free cash flow (1)	$141,172	$25,257	$(47,153)	$119,276

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Coal Royalty and Other Business Segment

Our results in the first nine months of 2019 were driven by stability in both metallurgical and thermal coal realizations from our lessees during the first half of the year but reduced realizations during the third quarter driven by weakened market demand and lower activity at certain of our properties. We derived approximately 65% of our coal royalty revenues and approximately 55% of our coal royalty sales volumes from metallurgical coal during the nine months ended September 30, 2019. Despite solid performance through the first nine months of 2019, declining coal prices and lessee bankruptcies are expected to put downward pressure on our performance in the coming months.

The market for metallurgical coal weakened primarily due to a decline in global economic growth. As a result, prices for metallurgical coal sold from our properties declined in the third quarter of 2019. Metallurgical coal sales volumes from our properties also declined in the third quarter of 2019 as a result of certain lessees moving off our coal reserves in the normal course of their mine plans and lower activity at certain other mines.

The domestic market for thermal coal remains challenged by continued low natural gas prices and growing stockpiles at domestic utilities. In addition, the export market for thermal coal has weakened due to a combination of lower demand from European utilities, competition from international producers and oversupply of LNG.

We remain cautious about the financial position of U.S. coal producers with over-leveraged capital structures and the state of the domestic and global coal markets generally. The current price environment along with limited access to capital has taken a toll on a number of producers. Four of our lessees have filed for protection under the U.S. Bankruptcy Code in the last six months, and other lessees continue to face challenges. Foresight Energy, which is our largest lessee, has agreed to a forbearance period with its lenders to evaluate their restructuring options. To the extent Foresight determines to idle operations on our properties for a prolonged period or to shut any of its mines on our properties down permanently, our business could be adversely affected. Accordingly, we remain focused on further strengthening our liquidity and balance sheet.

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

While the performance of the underlying business remains stable, Ciner Wyoming has announced that it will commence a significant capacity expansion capital project soon that it intends to fund in part by reinvesting cash that would otherwise be distributed to its partners. As a result, we expect for the cash distributions we receive from Ciner Wyoming to decrease to approximately $25 million to $28 million per year and be held at such levels for the next two to three years. We believe that we will benefit over the long-term from increased productivity and cash distributions from Ciner Wyoming’s operations following completion of this capital project.

Business Outlook

Despite solid performance in the first nine months of the year, we expect the challenges described above to have an overall adverse impact on our future results as compared to recent results. However, we believe the progress made to strengthen our financial profile in recent years positions us well to navigate a sustained downturn.

Results of Operations
Third Quarter of 2019 and 2018 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
Operating Segment (In thousands)	2019	2018
Coal Royalty and Other	$49,891	$49,371	$520	1%
Soda Ash	13,818	8,836	4,982	56%
Total	$63,709	$58,207	$5,502	9%
The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2019	2018
Coal sales volumes (tons)
Appalachia
Northern	290	349	(59)	(17)%
Central	3,222	3,873	(651)	(17)%
Southern	438	346	92	27%
Total Appalachia	3,950	4,568	(618)	(14)%
Illinois Basin	551	609	(58)	(10)%
Northern Powder River Basin	532	855	(323)	(38)%
Total coal sales volumes	5,033	6,032	(999)	(17)%

Coal royalty revenue per ton
Appalachia
Northern	$2.54	$4.01	$(1.47)	(37)%
Central	5.25	5.37	(0.12)	(2)%
Southern	5.99	6.82	(0.83)	(12)%
Illinois Basin	4.82	4.89	(0.07)	(1)%
Northern Powder River Basin	4.69	3.79	0.90	24%
Combined average coal royalty revenue per ton	5.05	5.10	(0.05)	(1)%

Coal royalty revenues
Appalachia
Northern	$735	$1,402	$(667)	(48)%
Central	16,929	20,786	(3,857)	(19)%
Southern	2,626	2,359	267	11%
Total Appalachia	20,290	24,547	(4,257)	(17)%
Illinois Basin	2,658	2,973	(315)	(11)%
Northern Powder River Basin	2,492	3,237	(745)	(23)%
Unadjusted coal royalty revenues	25,440	30,757	(5,317)	(17)%
Coal royalty adjustment for minimum leases	(713)	(48)	(665)	(1,385)%
Total coal royalty revenues	$24,727	$30,709	$(5,982)	(19)%

Other revenues
Production lease minimum revenues	$2,752	$1,769	$983	56%
Minimum lease straight-line revenues	3,982	567	3,415	602%
Property tax revenues	1,606	1,263	343	27%
Wheelage revenues	1,675	1,572	103	7%
Coal overriding royalty revenues	2,189	3,918	(1,729)	(44)%
Lease amendment revenues	1,535	—	1,535	100%
Aggregates royalty revenues	954	888	66	7%
Oil and gas royalty revenues	374	1,427	(1,053)	(74)%
Other revenues	125	405	(280)	(69)%
Total other revenues	$15,192	$11,809	$3,383	29%
Coal royalty and other	$39,919	$42,518	$(2,599)	(6)%
Transportation and processing services revenues	3,865	6,853	(2,988)	(44)%
Gain on asset sales and disposals	6,107	—	6,107	100%
Total Coal Royalty and Other segment revenues and other income	$49,891	$49,371	$520	1%

Coal Royalty Revenues
Coal royalty revenues decreased $6.0 million period-over-period driven by lower coal sales volumes. The discussion of these decreases by region is as follows:

•
Appalachia: Sales volumes decreased 14% and coal royalty revenues decreased $4.3 million primarily as a result of weakened coal markets, the temporary idling of certain properties due to lessee bankruptcies and the idling of the Pinnacle mine since the fourth quarter of 2018.

•	Illinois Basin: Sales volumes decreased 10% and coal royalty revenues decreased $0.3 million primarily due to reduced demand for Illinois Basin coal.

•
Northern Powder River Basin: Sales volumes decreased 38% and coal royalty revenues decreased $0.7 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2019.

Other Revenues
Total other revenues increased $3.4 million primarily due to $3.4 million of increased minimum lease straight-line revenues primarily related to our Hillsboro property that we began to recognize in 2019 after the completion of the Hillsboro litigation settlement with Foresight and $1.5 million of increased lease amendment revenues during the third quarter of 2019. These increases were partially offset by lower coal overriding royalty revenues due to reduced sales volumes and lower oil and gas royalty revenues driven by lower natural gas prices during the third quarter of 2019 compared to the prior year quarter.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $3.0 million primarily due to weakened demand for Illinois Basin coal that resulted in fewer tons being transported out of our Illinois Basin transportation and processing assets during the third quarter of 2019.
Gain on Asset Sales and Disposals
Gain on asset sales and disposals increased $6.1 million primarily due to the disposal of certain mineral right assets during the third quarter of 2019.
Soda Ash

Revenues and other income related to our Soda Ash segment increased $5.0 million primarily due to an increase in production and sales volumes and increased domestic and international sales prices compared to the third quarter of 2018.

Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2019	2018
Operating expenses
Operating and maintenance expenses	$5,994	$6,790	$(796)	(12)%
Depreciation, depletion and amortization	3,384	4,888	(1,504)	(31)%
General and administrative expenses	4,253	3,183	1,070	34%
Asset impairments	484	—	484	100%
Total operating expenses	$14,115	$14,861	$(746)	(5)%

Total operating expenses decreased $0.7 million primarily due to the following:

•
Operating and maintenance expenses include costs to manage the Coal Royalty and Other and Soda Ash segments and primarily consist of royalty, tax, employee-related and legal costs and bad debt expense. These costs decreased $0.8 million compared to the prior year quarter primarily due to lower legal costs.

•	Depreciation, depletion and amortization expense decreased $1.5 million due to lower coal sales volumes at certain properties.

•	General and administrative expenses increased $1.1 million primarily due to higher legal costs.
Interest Expense, Net
Interest expense, net decreased $7.1 million primarily due to lower debt balances during the third quarter of 2019 as a result of debt repayments.
Income from Discontinued Operations
Income from discontinued operations decreased $2.7 million primarily as a result of the sale of our construction aggregates business in the fourth quarter of 2018. This business generated $2.7 million of net income in the third quarter of 2018.
Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2019
Net income (loss) from continuing operations	$40,252	$13,595	$(14,684)	$39,163
Less: equity earnings from unconsolidated investment	—	(13,818)	—	(13,818)
Add: total distributions from unconsolidated investment	—	6,370	—	6,370
Add: interest expense, net	—	—	10,431	10,431
Add: loss on extinguishment of debt	—	—	—	—
Add: depreciation, depletion and amortization	3,384	—	—	3,384
Add: asset impairments	484	—	—	484
Adjusted EBITDA	$44,120	$6,147	$(4,253)	$46,014

September 30, 2018
Net income (loss) from continuing operations	$37,693	$8,836	$(20,676)	$25,853
Less: equity earnings from unconsolidated investment	—	(8,836)	—	(8,836)
Add: net loss attributable to non-controlling interest	359	—	—	359
Add: total distributions from unconsolidated investment	—	12,250	—	12,250
Add: interest expense, net	—	—	17,493	17,493
Add: depreciation, depletion and amortization	4,888	—	—	4,888
Adjusted EBITDA	$42,940	$12,250	$(3,183)	$52,007
Adjusted EBITDA decreased $6.0 million primarily due to lower cash distributions received from Ciner Wyoming in the third quarter of 2019.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$41,094	$6,147	$(5,507)	$41,734
Investing activities	6,567	—	—	6,567
Financing activities	—	—	(21,913)	(21,913)

September 30, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$41,604	$12,250	$(27,368)	$26,486
Investing activities	1,590	—	—	1,590
Financing activities	—	—	(20,798)	(20,798)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$41,094	$6,147	$(5,507)	$41,734
Add: proceeds from asset sales and disposals	6,108	—	—	6,108
Add: proceeds from sale of discontinued operations	—	—	—	(122)
Add: return of long-term contract receivable	459	—	—	459
Distributable cash flow	$47,661	$6,147	$(5,507)	$48,179
Less: proceeds from asset sales and disposals	(6,108)	—	—	(6,108)
Less: proceeds from sale of discontinued operations	—	—	—	122
Free cash flow	$41,553	$6,147	$(5,507)	$42,193

September 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$41,604	$12,250	$(27,368)	$26,486
Add: return of long-term contract receivable	1,590	—	—	1,590
Distributable cash flow and Free cash flow	$43,194	$12,250	$(27,368)	$28,076
DCF and FCF increased $20.1 million and $14.1 million, respectively, primarily due to the following:

•	Coal Royalty and Other Segment

◦
DCF increased $4.5 million primarily as a result of the proceeds received for the disposal of certain assets and the collection of the Hillsboro minimum payment in the third quarter of 2019, partially offset by lower coal royalty revenues as described above.

◦
FCF decreased $1.6 million primarily due to lower coal royalty revenues in the third quarter of 2019 as compared to the same period in 2018, partially offset by collection of the Hillsboro minimum payment in the third quarter of 2019.

•	Soda Ash Segment

◦	DCF and FCF decreased $6.1 million as a result of lower cash distributions received from Ciner Wyoming in the third quarter of 2019.

•	Corporate and Financing Segment

◦
DCF and FCF increased $21.9 million primarily due to lower cash paid for interest as a result of the timing of interest payments on our 2022 Senior Notes in 2018 as compared to the timing of interest payments on our 2025 Senior Notes in 2019 and due to lower interest payments on our Opco Senior Notes as a result of lower principal balances during the third quarter of 2019.

Results of Operations
First Nine Months of 2019 and 2018 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
Operating Segment (In thousands)	2019	2018
Coal Royalty and Other	$175,386	$152,969	$22,417	15%
Soda Ash	36,833	34,986	1,847	5%
Total	$212,219	$187,955	$24,264	13%
The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2019	2018
Coal sales volumes (tons)
Appalachia
Northern	2,774	1,490	1,284	86%
Central	10,469	11,582	(1,113)	(10)%
Southern	1,172	1,288	(116)	(9)%
Total Appalachia	14,415	14,360	55	0.4%
Illinois Basin	1,646	2,091	(445)	(21)%
Northern Powder River Basin	1,979	2,896	(917)	(32)%
Total coal sales volumes	18,040	19,347	(1,307)	(7)%

Coal royalty revenue per ton
Appalachia
Northern	$2.23	$3.82	$(1.59)	(42)%
Central	5.79	5.57	0.22	4%
Southern	7.00	6.98	0.02	0.3%
Illinois Basin	4.70	4.56	0.14	3%
Northern Powder River Basin	3.21	2.70	0.51	19%
Combined average coal royalty revenue per ton	4.94	4.99	(0.05)	(1)%

Coal royalty revenues
Appalachia
Northern	$6,173	$5,698	$475	8%
Central	60,628	64,538	(3,910)	(6)%
Southern	8,204	8,985	(781)	(9)%
Total Appalachia	75,005	79,221	(4,216)	(5)%
Illinois Basin	7,739	9,533	(1,794)	(19)%
Northern Powder River Basin	6,347	7,817	(1,470)	(19)%
Unadjusted coal royalty revenues	89,091	96,571	(7,480)	(8)%
Coal royalty adjustment for minimum leases	(1,530)	(98)	(1,432)	(1,461)%
Total coal royalty revenues	$87,561	$96,473	$(8,912)	(9)%

Other revenues
Production lease minimum revenues	$21,331	$6,310	$15,021	238%
Minimum lease straight-line revenues	11,152	1,739	9,413	541%
Property tax revenues	4,416	3,968	448	11%
Wheelage revenues	5,035	5,155	(120)	(2)%
Coal overriding royalty revenues	10,163	10,492	(329)	(3)%
Lease amendment revenues	6,720	—	6,720	100%
Aggregates royalty revenues	3,655	3,551	104	3%
Oil and gas royalty revenues	2,575	5,679	(3,104)	(55)%
Other	1,429	1,545	(116)	(8)%
Total other revenues	$66,476	$38,439	$28,037	73%
Coal royalty and other	$154,037	$134,912	$19,125	14%
Transportation and processing services	14,740	17,238	(2,498)	(14)%
Gain on asset sales and disposals	6,609	819	5,790	707%
Total Coal Royalty and Other segment revenues and other income	$175,386	$152,969	$22,417	15%

Coal Royalty Revenues
Coal royalty revenues decreased $8.9 million year-over-year. The discussion of these decreases by region is as follows:

•
Appalachia: Sales volumes were flat year-over year while revenues decreased $4.2 million, or 5%. Northern Appalachia includes our Hibbs Run property that has significant sales volumes but a low fixed royalty rate per ton and as a result has a minimal impact on our revenues. Excluding Hibbs Run, sales volumes from our Appalachia properties decreased approximately 8% primarily as a result of weakened coal markets, the temporary idling of certain properties due to lessee bankruptcies and the idling of the Pinnacle mine since the fourth quarter of 2018.

•
Illinois Basin: Sales volumes decreased 21% and coal royalty revenues decreased $1.8 million primarily due to flooding and high water throughout the river systems that affected transportation logistics during the first half of 2019, including at the Convent Marine Terminal on the Gulf of Mexico, in addition to a weakening of the thermal export market and lower domestic thermal coal demand in 2019.

•
Northern Powder River Basin: Sales volumes decreased 32% and coal royalty revenues decreased $1.5 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2019.

Other Revenues
Total other revenues increased $28.0 million primarily due to:

•	$15.0 million increased production lease minimum revenues primarily as a result of increased lessee forfeitures of recoupable balances from minimums paid in prior periods.

•
$9.4 million increased minimum lease straight-line revenues primarily related to our Hillsboro property that we began to recognize in 2019 after the completion of the Hillsboro litigation settlement with Foresight.

•	$6.7 million of lease amendment revenues during the nine months ended September 30, 2019.
These increases in other revenues were partially offset by $3.1 million of lower oil and gas royalty revenues during the nine months ended September 30, 2019 primarily as a result of lower natural gas prices year-over-year.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $2.5 million primarily due to weakened demand for Illinois Basin coal that resulted in fewer tons being transported out of our Illinois Basin transportation and processing assets during the nine months ended September 30, 2019.
Gain on Asset Sales and Disposals
Gain on asset sales and disposals increased $5.8 million primarily due to the disposal of certain mineral right assets during the third quarter of 2019.
Soda Ash

Revenues and other income related to our Soda Ash segment increased $1.8 million primarily due to an increase in production and sales volumes and increased domestic and international sales prices in the nine months ended September 30, 2019 compared to the prior year period, partially offset by Ciner Wyoming's settlement of a royalty dispute in the second quarter of 2018 that resulted in $12.7 million of income in the prior year period.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2019	2018
Operating expenses
Operating and maintenance expenses	$26,813	$21,122	$5,691	27%
Depreciation, depletion and amortization	11,746	15,364	(3,618)	(24)%
General and administrative expenses	12,799	10,782	2,017	19%
Asset impairments	484	242	242	100%
Total operating expenses	$51,842	$47,510	$4,332	9%

Other expenses, net
Interest expense, net	$37,061	$53,177	$(16,116)	(30)%
Loss on extinguishment of debt	29,282	—	29,282	100%
Total other expenses, net	$66,343	$53,177	$13,166	25%
Total operating expenses increased $4.3 million primarily due to the following:

•
Operating and maintenance expenses increased $5.7 million primarily due to bad debt expense recognized in the second quarter of 2019 related to certain of our Coal Royalty and Other receivables, partially offset by lower legal costs.

•	Depreciation, depletion and amortization expense decreased $3.6 million due to lower coal sales volumes at certain properties.

•	General and administrative expenses increased $2.0 million primarily due to increased legal and consulting costs.
Total other expenses, net increased $13.2 million primarily due to the following:

•	Interest expense, net decreased $16.1 million primarily due to lower debt balances during the first nine months of 2019 as a result of debt repayments.

•
Loss on extinguishment of debt was $29.3 million for the nine months ended September 30, 2019 and related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.

Income from Discontinued Operations
Income from discontinued operations decreased $3.5 million primarily as a result of the sale of our construction aggregates business in the fourth quarter of 2018. This business generated $3.8 million of net income in the first nine months of 2018.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2019
Net income (loss) from continuing operations	$136,566	$36,610	$(79,142)	$94,034
Less: equity earnings from unconsolidated investment	—	(36,833)	—	(36,833)
Add: total distributions from unconsolidated investment	—	25,480	—	25,480
Add: interest expense, net	—	—	37,061	37,061
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	11,746	—	—	11,746
Add: asset impairments	484	—	—	484
Adjusted EBITDA	$148,796	$25,257	$(12,799)	$161,254

September 30, 2018
Net income (loss) from continuing operations	$116,241	$34,986	$(63,959)	$87,268
Less: equity earnings from unconsolidated investment	—	(34,986)	—	(34,986)
Less: net income attributable to non-controlling interest	(510)	—	—	(510)
Add: total distributions from unconsolidated investment	—	36,750	—	36,750
Add: interest expense, net	—	—	53,177	53,177
Add: depreciation, depletion and amortization	15,364	—	—	15,364
Add: asset impairments	242	—	—	242
Adjusted EBITDA	$131,337	$36,750	$(10,782)	$157,305
Adjusted EBITDA increased $3.9 million primarily due to the following:

•	Coal Royalty and Other Segment

◦	Adjusted EBITDA increased $17.5 million primarily as a result of the increase in revenues and other income, partially offset by increased operating and maintenance expenses, both discussed above.

•	Soda Ash Segment

◦	Adjusted EBITDA decreased $11.5 million as a result of lower cash distributions received from Ciner Wyoming in the first nine months of 2019.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$139,821	$25,257	$(47,153)	$117,925
Investing activities	7,962	—	—	7,962
Financing activities	—	—	(219,754)	(219,754)

September 30, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$132,122	$34,653	$(68,982)	$97,793
Investing activities	3,432	2,097	—	5,529
Financing activities	—	—	(71,695)	(71,695)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$139,821	$25,257	$(47,153)	$117,925
Add: proceeds from asset sales and disposals	6,611	—	—	6,611
Add: proceeds from sale of discontinued operations	—	—	—	(556)
Add: return of long-term contract receivable	1,351	—	—	1,351
Distributable cash flow	$147,783	$25,257	$(47,153)	$125,331
Less: proceeds from asset sales and disposals	(6,611)	—	—	(6,611)
Less: proceeds from sale of discontinued operations	—	—	—	556
Free cash flow	$141,172	$25,257	$(47,153)	$119,276

September 30, 2018
Net cash provided by (used in) operating activities of continuing operations	$132,122	$34,653	$(68,982)	$97,793
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	—	2,097
Add: proceeds from asset sales and disposals	826	—	—	826
Add: return of long-term contract receivable	2,606	—	—	2,606
Distributable cash flow	$135,554	$36,750	$(68,982)	$103,322
Less: proceeds from asset sales and disposals	(826)	—	—	(826)
Free cash flow	$134,728	$36,750	$(68,982)	$102,496

DCF and FCF increased $22.0 million and $16.8 million, respectively, primarily due to the following:

•	Coal Royalty and Other Segment

◦
DCF and FCF increased $12.2 million and $6.4 million, respectively, as a result of the collection of lease amendment fees and the Hillsboro minimum payments in the first nine months of 2019, partially offset by lower coal royalty revenues as described above. DCF also increased as a result of the proceeds received in the third quarter of 2019 related to the sale and disposal of certain assets.

•	Soda Ash Segment

◦	DCF and FCF decreased $11.5 million as a result of lower cash distributions received from Ciner Wyoming in the first nine months of 2019.

•	Corporate and Financing Segment

◦
DCF and FCF increased $21.8 million primarily due to lower cash paid for interest as a result of the timing of interest payments on our 2022 Senior Notes in 2018 as compared to the timing of interest payments on our 2025 Senior Notes in 2019 and lower interest paid on our Opco Senior Notes as a result of lower principal balances during the first nine months of 2019.

Liquidity and Capital Resources
Current Liquidity
As of September 30, 2019, we had total liquidity of $212.2 million, consisting of $99.6 million of cash and cash equivalents, $12.5 million of restricted cash and $100.0 million of borrowing capacity under the Opco Credit Facility. The $12.5 million of restricted cash is required to be used to repay debt, make acquisitions or make capital expenditures per the terms of our debt agreements. We intend to use our restricted cash to repay a portion of the remaining principal payments on our Opco Senior Notes in 2019.
Cash Flows
Cash flows provided by operating activities increased $10.4 million, from $107.5 million in the nine months ended September 30, 2018 to $117.9 million in the nine months ended September 30, 2019 primarily related to the timing of interest payments on our 2022 Senior Notes in 2018 as compared to the timing of interest payments on our 2025 Senior Notes in 2019, lower cash paid for interest on our Opco Senior Notes as a result of lower debt balances during the first nine months of 2019, and the collection of lease amendment fees and the Hillsboro minimum payment within our Coal Royalty and Other segment. These increases were partially offset by lower cash distributions received from Ciner Wyoming, lower coal royalty revenues driven by weakened coal markets, the temporary idling of certain properties due to lessee bankruptcies and the idling of the Pinnacle mine since the fourth quarter of 2018, and lower cash provided by operating activities of discontinued operations as a result of the sale of our construction aggregates business in the fourth quarter of 2018.
Cash flows provided by investing activities increased $11.2 million, from $3.8 million used in the nine months ended September 30, 2018 to $7.4 million provided in the nine months ended September 30, 2019 primarily due to $9.7 million of capital expenditures made by our discontinued operation in the first nine months of 2018 and a $5.8 million increase in proceeds from asset sales and disposals year-over-year. These increases were partially offset by a portion of our distribution from Ciner Wyoming being classified as an investing activity in the nine months ended September 30, 2018.
Cash flows used in financing activities increased $149.0 million, from $70.2 million in the nine months ended September 30, 2018 to $219.2 million in the nine months ended September 30, 2019. In the second quarter of 2019, we extended the maturity date of the $100.0 million Opco Credit Facility to April 2023 and issued $300 million of a new series of 9.125% senior notes due 2025. We used the net proceeds from this offering, together with $76 million of cash on hand to redeem all of our 2022 Senior Notes. As a result of these transactions, our outstanding debt was reduced, our annual interest expense has decreased, and our debt maturities were extended. Significant increases in cash flow used in financing activities included the following:

•	$345.6 million used for the redemption of our 2022 Senior Notes in the second quarter of 2019;

•	$41.4 million increase in payments on the Opco Senior Notes primarily as a result of the prepayment made using proceeds from the sale of our construction aggregates business;

•	$35.0 million less borrowings on our Opco Credit Facility in the first nine months of 2019 compared to the prior year period;

•	$26.2 million increase in debt issuance costs and other primarily related to the 2019 debt refinancings; and

•	$10.7 million increase in common unit distributions made in 2019 primarily as a result of a one-time special distribution of $0.85 per common unit.
These increases in cash flows used in financing activities were partially offset by the following:

•	$300 million provided by the issuance of the 2025 Senior Notes in the second quarter of 2019; and

•	$8.8 million less cash used in the first nine months of 2019 compared to the prior year period as a result of the redemption of preferred units paid-in-kind in the first quarter of 2018.

Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Current portion of long-term debt, net	$45,789	$115,184
Long-term debt, net	490,378	557,574
Total debt, net	$536,167	$672,758
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
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At September 30, 2019, we did not have any borrowings outstanding under the Opco Credit Facility.
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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2019 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.
For more information regarding certain other legal proceedings involving the Partnership, including the lawsuit involving Anadarko, see Note 14. Commitments and Contingencies to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, and Item 1A. “Risk Factors—Risks Related to Our Business—An adverse outcome in our contingent consideration payment dispute with Anadarko could have an adverse effect on our business and liquidity,” in our Annual Report on Form 10-K for the year ended December 31, 2018 which are incorporated herein by reference.
ITEM 1A. RISK FACTORS
During the period covered by this report, except as provided below, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
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

Date: November 6, 2019
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2019
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)