Form 10-K
period 2019-12-31
NATURAL RESOURCE PARTNERS LP
filed 2020-02-27
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "accelerated filer", "large accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐
Accelerated Filer	☒
Non-accelerated Filer	☐
Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐        No  ☒
The aggregate market value of the common units held by non-affiliates of the registrant on June 28, 2019, was $318 million based on a closing price on that date of $35.46 per unit as reported on the New York Stock Exchange.
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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Partnership Structure and Management

We are a publicly traded Delaware limited partnership formed in 2002. We own, manage and lease a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and own a non-controlling 49% interest in Ciner Wyoming LLC ("Ciner Wyoming"), a trona ore mining and soda ash production business.
Our business is organized into two operating segments:
Coal Royalty and Other—consists primarily of coal royalty properties and coal-related transportation and processing assets. Other assets include industrial mineral royalty properties, aggregates royalty properties, oil and gas royalty properties and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Northern Powder River Basin in the United States. Our industrial minerals and aggregates properties are located in various states across the United States, our oil and gas royalty assets are primarily located in Louisiana and our timber assets are primarily located in West Virginia.

Soda Ash—consists of our 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Ciner Resources LP, our operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally into the glass and chemicals industries.

Our operations are conducted through Opco and our operating assets are owned by our subsidiaries. NRP (GP) LP, our general partner, has sole responsibility for conducting our business and for managing our operations. Because our general partner is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations and the Board of Directors and officers of GP Natural Resource Partners LLC make decisions on our behalf. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Subject to the Board Representation and Observation Rights Agreement with certain entities controlled by funds affiliated with The Blackstone Group Inc. (collectively referred to as "Blackstone") and affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree"), Mr. Robertson, Jr. is entitled to appoint the members of the Board of Directors of GP Natural Resource Partners LLC and has delegated the right to appoint one director to Blackstone.

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

Segment and Geographic Information

The amount of 2019 revenues and other income from our two operating segments is shown below. For additional business segment information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "Item 8. Financial Statements and Supplementary Data—Note 8. Segment Information" in this Annual Report on Form 10-K, which are both incorporated herein by reference.

(In thousands)	Amount	% of Total
Coal Royalty and Other	$216,846	82%
Soda Ash	47,089	18%
Total	$263,935	100%

Coal Royalty and Other Segment

Our coal reserves are primarily located in the Appalachia Basin, the Illinois Basin and the Northern Powder River Basin in the United States. We lease our reserves to experienced mine operators under long-term leases. Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms. Leases include the right to renegotiate royalties and minimum payments for the additional terms. We also own and manage coal-related transportation and processing assets in the Illinois Basin that generate additional revenues generally based on throughput or rents. As described in the "—Other Coal Royalty and Other Segment Assets" section below, we also own oil and gas, industrial minerals and aggregates reserves that generate a portion of the Coal Royalty and Other segment revenues.

Under our standard royalty lease, we grant the operators the right to mine and sell our reserves in exchange for royalty payments based on the greater of a percentage of the sale price or fixed royalty per ton of minerals mined and sold. Lessees calculate royalty payments due to us and are required to report tons of minerals mined and sold as well as the sales prices of the extracted minerals. Therefore, to a great extent, amounts reported as royalty revenues are based upon the reports of our lessees. We periodically audit this information by examining certain records and internal reports of our lessees and we perform periodic mine inspections to verify that the information that our lessees have submitted to us is accurate. Our audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to us and the actual results from each property.

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

Coal Reserves and Production Information

The following table presents coal reserves information as of December 31, 2019 for the properties that we own by major coal region:

	Proven and Probable Reserves (1)
(Tons in thousands)	Underground	Surface	Total
Appalachia Basin
Northern	301,742	3,031	304,773
Central	720,378	242,379	962,757
Southern	57,881	19,794	77,675
Total Appalachia Basin	1,080,001	265,204	1,345,205
Illinois Basin	299,818	5,074	304,892
Northern Powder River Basin	—	163,555	163,555
Gulf Coast	—	1,957	1,957
Total	1,379,819	435,790	1,815,609

(1)	In excess of 90% of the reserves presented in this table are currently leased to third parties.

The following table presents the type of our coal reserves by major coal region as of December 31, 2019:

	Type of Coal
(Tons in thousands)	Thermal	Metallurgical (1)	Total
Appalachia Basin
Northern	243,939	60,834	304,773
Central	545,949	416,808	962,757
Southern	58,554	19,121	77,675
Total Appalachia Basin	848,442	496,763	1,345,205
Illinois Basin	304,892	—	304,892
Northern Powder River Basin	163,555	—	163,555
Gulf Coast	1,875	82	1,957
Total	1,318,764	496,845	1,815,609

(1)
For purposes of this table, we have defined metallurgical coal reserves as reserves located in seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as thermal coal.

The following table presents the sulfur content and the typical quality of our coal reserves by major coal region as of December 31, 2019:

		Sulfur Content				Typical Quality (1)
(Tons in thousands)	Compliance Coal (2)	Low (<1.0%)	Medium (1.0% to 1.5%)	High (>1.5%)	Total	Heat Content (Btu per pound)	Sulfur (%)
Appalachia Basin
Northern	46,307	46,507	1,002	257,264	304,773	12,977	2.61
Central	443,313	677,143	239,230	46,384	962,757	13,238	0.91
Southern	43,382	47,905	27,180	2,590	77,675	13,405	0.96
Total Appalachia Basin	533,002	771,555	267,412	306,238	1,345,205	13,189	1.30
Illinois Basin	—	—	2,152	302,740	304,892	11,476	3.29
Northern Powder River Basin	—	163,555	—	—	163,555	8,800	0.65
Gulf Coast	82	1,957	—	—	1,957	6,964	0.69
Total	533,084	937,067	269,564	608,978	1,815,609

(1)
Unless otherwise indicated, the coal quality information in this Annual Report and on the Form 10-K is reported on an as-received basis with an assumed moisture of 6% for Appalachia Basin reserves, and site specific moisture values for Illinois (typically 12% moisture) and Northern Powder River Basin (typically 25% moisture).

(2)
Compliance coal, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu and meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

The following table presents the type of coal sales volumes by major coal region for the year ended December 31, 2019:

	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	2,781	679	3,460
Central	3,117	10,260	13,377
Southern	470	1,200	1,670
Total Appalachia Basin	6,368	12,139	18,507
Illinois Basin	2,201	—	2,201
Northern Powder River Basin	3,036	—	3,036
Total	11,605	12,139	23,744

Methodologies Used in Mineral Reserve Estimation

All of the reserves reported above are recoverable proven or probable reserves as determined in accordance with the SEC’s Industry Guide 7 and are estimated by our internal geologists or independent third-party consultants. Significant internally generated reserve studies are reviewed by independent third-party consultants. The technologies and economic data used in the estimation of our proven or probable reserves include, but are not limited to, drill logs, geophysical logs, geologic maps including isopach, mine and coal quality, cross sections, statistical analysis and available public production data. There are numerous uncertainties inherent in estimating the quantities and qualities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. In addition, the SEC has adopted new rules to modernize the property disclosure requirements for registrants with significant mining activities, which we will be required to begin to comply with for the fiscal year beginning on January 1, 2021 (reported in the Annual Report on Form 10-K for the year ending December 31, 2021). We are in the process of assessing the impact the new rules will have on our disclosures. The new rules require that reserve estimates that are reported be based on technical reports prepared using extensive mine-specific geological and engineering data, as well as market and cost assumptions. As a royalty company, we may not have access to much of the information that is required to prepare the technical reports used to determine reserves under the new rules without unreasonable burden or expense. Accordingly, the amount of coal and other minerals that we are allowed to report under the new rules beginning with the year ending December 31, 2021 may differ materially from the reserves reported above. See "Item 1A. Risk Factors—Risks Related to Our Business—Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves. In addition, compliance with new SEC rules that will become effective beginning in 2021 could result in material adjustments to the quantities of reserves we are allowed to report."
Major Coal Producing Properties

The following table provides a summary of our significant coal royalty properties by sales volumes for 2019 and is followed by additional information for each property:

Region	Property/Lease Name	Operator(s)	Coal Type	2019 Sales Volumes (Millions of Tons)
Appalachia Basin
Northern	Hibbs Run	Murray Energy Corporation	Thermal	2.0
Northern	Mettiki Coal	Alliance Resource Partners	Met/Thermal	0.8
Central	Contura-CAPP (VA)	Contura Energy, Inc.	Met	3.8
Central	Coal Mountain	CM Energy Properties, LP	Met	1.3
Central	Aracoma	Contura Energy, Inc.	Met	1.2
Central	Elk Creek	Ramaco Resources, Inc.	Met	1.1
Central	Lynch	Blackjewel, LLC; InMet, LLC	Met/Thermal	0.9
Southern	Oak Grove	Murray Metallurgical Coal Holdings LLC	Met	1.2
Illinois Basin	Macoupin	Foresight Energy LP	Thermal	1.6
Illinois Basin	Williamson	Foresight Energy LP	Thermal	0.3
Illinois Basin	Hillsboro	Foresight Energy LP	Thermal	0.2
Northern Powder River Basin	Western Energy	Rosebud Mining, LLC	Thermal	3.0

Appalachia Basin—Northern Appalachia

Hibbs Run.     The Hibbs Run property is located in Marion County, West Virginia. In 2019, approximately 2.0 million tons were sold from this thermal property. We lease this property to a subsidiary of Murray Energy Corporation. Coal from this property is produced from longwall mines and shipped by rail to utility customers. The royalty rate for this property is a low fixed rate per ton and has a significant effect on the weighted average per ton revenue for the region.

Mettiki Coal.     The Mettiki Coal property is located in Tucker and Grant Counties, West Virginia. In 2019, approximately 0.8 million metallurgical and thermal tons were sold from this property. We lease this property to a subsidiary of Alliance Resource Partners. Production comes from this mine via a longwall operation. Coal is shipped by truck to a local utility customer and by train to metallurgical customers. NRP pays an override royalty equal to the royalty received from Mettiki to Western Pocahontas Properties Limited Partnership per the terms of the deed.

The map below shows the location of our major properties in Northern Appalachia:

Northern Appalachia

Wisconsin
Michigan
New York
Pennsylvania
Illinois
Indiana
Ohio
West Virginia
Maryland
AREA OF DETAIL
Kentucky
Virginia
Tennessee
North Carolina
Alabama
Georgia
South Carolina
Pennsylvania
Ohio
West Virginia
Virginia
Kentucky
Monongalia
Marion
0040-Hibbs Run
Murray Energy Corporation
Preston
0026 - Mettiki Coal Corporation
Alliance Resource Partners
Taylor
Harrison
AREA OF DETAIL
Barbour
Tucker
Lewis
Upshur
Randolph

Appalachia Basin—Central Appalachia

Contura-CAPP (VA).    The Contura-CAPP (VA) property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2019, approximately 3.8 million tons were sold from this property, substantially all of which was metallurgical coal. We lease this property to subsidiaries of Contura Energy, Inc ("Contura Energy"). Production comes from underground room and pillar and surface mines and is trucked to one of two preparation plants. Coal is shipped via the CSX and Norfolk Southern railroads to utility and metallurgical customers.

Coal Mountain.    The Coal Mountain property is located in Wyoming County, West Virginia. In 2019, approximately 1.3 million tons of metallurgical coal were sold from this property. We lease this property to CM Energy Properties, LP. Metallurgical coal is produced from a multi-seam surface mine and coal is transported by truck to a preparation plant on the property. Coal is shipped via the Norfolk Southern railroad to both domestic and export metallurgical customers.

Aracoma.    The Aracoma property is located in Logan County, West Virginia. Approximately 1.2 million tons of coal, substantially all of which is metallurgical coal, were sold in 2019 from this property. We lease this property to a subsidiary of Contura Energy. Coal is produced from underground mines and transported by belt or truck to the preparation plant on the property. Coal is shipped via the CSX railroad to export metallurgical customers.

Elk Creek.    The Elk Creek property is located in Logan and Wyoming Counties, West Virginia. In 2019, approximately 1.1 million tons were sold from this property. We lease this property to Ramaco Resources, Inc. Metallurgical coal is produced from surface and underground mines and is transported by belt and truck to a preparation plant on the property. Coal is shipped via the CSX railroad to both domestic and export metallurgical customers.

Lynch.    The Lynch property is located in Harlan and Letcher Counties, Kentucky and Wise County, Virginia. In 2019, approximately 0.9 million tons were sold from this property. Blackjewel, LLC ("Blackjewel") operated this property until it filed for bankruptcy in the third quarter of 2019. InMet, LLC obtained lease rights to a substantial portion of this property through the Blackjewel bankruptcy process and is currently operating on this lease. Production comes from underground room and pillar and surface mines. This property has the ability to ship coal on the CSX and Norfolk Southern railroads to utility and metallurgical customers.

The map below shows the location of our major properties in Central Appalachia:

Central Appalachia

Wisconsin
Michigan
New York
Pennsylvania
Ohio
Illinois
Indiana
West Virginia
Maryland
AREA OF DETAIL
Kentucky
Virginia
Tennessee
North Carolina
Mississippi
Alabama
Georgia
South Carolina

Ohio
West Virginia
Kentucky
Virginia
Tennessee
North Carolina

AREA OF DETAIL
Mason
Roane
Mason
Lewis
Greenup
Putnam
Cabell
Clay
Kanawha
Fleming
Carter
Boyd
Nicholas
Rowan
Lincoln
Bath
Elliott
Wayne
0121-Aracoma
Contura Energy
Lawrence
Fayette
Boone
Menifee
Morgan
Johnson
Powell
Martin
Raleigh
Mingo
Logan
Wolfe
Magoffin
Floyd
0130 -Coal Mountain / Elk Creek
CM Energy Properties, LP
and Ramaco Resources, Inc.
Lee
Breathitt
Wyoming
Owsley
Pike
Mercer
Knott
McDowell
Perry
Buchanan
Giles
Clay
Leslie
Letcher
Tazewell
Bland
0094 - Contura-CAPP (VA)
Contura Energy, Inc.
Knox
Norton
Wythe
Harlan
Russell
Smyth
0085 - Lynch
Blackjewel, LLC
InMet, LLC
Carroll
Bell
Lee
Scott
Washington
Grayson
Bristol

Appalachia Basin—Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. In 2019, approximately 1.2 million tons of metallurgical coal were sold from this property. We lease this property to Murray Metallurgical Coal Holdings, LLC ("Murray Metallurgical"). The lease was transferred to Murray Metallurgical in connection with Mission Coal LLC's bankruptcy proceedings. Production comes from a longwall mine and is transported by beltline to a preparation plant. Metallurgical products are then shipped via railroad and barge to both domestic and export customers. While the mine was temporarily idled during the last quarter of 2019 and Murray Metallurgical filed bankruptcy in the first quarter of 2020, the Oak Grove mine is expected to resume production in 2020.

The map below shows the location of our major property in Southern Appalachia:

Illinois
Missouri
Kentucky
Virginia
Tennessee
North Carolina
Arkansas
AREA OF DETAIL
South Carolina
Mississippi
Alabama
Georgia
Louisiana
Florida
Tennessee
Mississippi
Alabama
Georgia
Louisiana
Florida
Southern Appalachia
Marshall
Winston
Marion
Cullman
Etowah
Blount
Walker
Fayette
St. Clair
Jefferson
0105-Oak Grove
Murray Oak Grove, LLC
AREA OF DETAIL
Pickens
Tuscaloosa
Shelby
Talladega
Clay
Bibb
Chilton
Coosa
Greene
Hale
Perry

Illinois Basin

Macoupin.    The Macoupin property is located in Macoupin County, Illinois. This property is under lease to Macoupin Energy, a subsidiary of Foresight Energy LP ("Foresight Energy"). In 2019, approximately 1.6 million tons of thermal coal were sold from this property. Production is from an underground room and pillar mine. Coal is shipped by the Norfolk Southern or Union Pacific railroads or by barge to domestic utility customers.

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. This property is under lease to Williamson Energy, a subsidiary of Foresight Energy. In 2019, approximately 0.3 million tons of thermal coal were sold from this property. Production comes from a longwall mine. Coal is shipped primarily via the Canadian National railroad to export customers. In 2019, we also received overriding royalties from approximately 5.5 million tons of coal sold from non-NRP property.

Hillsboro.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. This property is under lease to Hillsboro Energy, a subsidiary of Foresight Energy. This property had been idled from March 2015 until production resumed in January 2019. In 2019, approximately 0.2 million tons of thermal coal were sold from this property. Production at the mine has historically come from longwall mining methods; however, 2019 production came from continuous mining methods for development of a longwall panel. Coal is shipped by rail via either the Union Pacific, Norfolk Southern or Canadian National railroads, or by barges to domestic utilities customers.

In addition to these properties, we own loadout and other transportation assets at the Williamson and Macoupin mines and at the Sugar Camp mine, which are also operated by Foresight Energy. See "—Coal Transportation and Processing Assets" below for additional information on these assets.

The map below shows the location of our major properties in the Illinois Basin:

Illinois Basin

Wisconsin
Michigan
Iowa
AREA OF DETAIL
Illinois
Ohio
Indiana
Missouri
Kentucky
Arkansas
Tennessee
Illinois
Indiana
Missouri
Kentucky
Greene
Shelby
Cumberland
Montgomery
0137-Hillsboro
Foresight Energy LP
Jersey
Macoupin
Effingham
Fayette
Bond
Madison
Clay
2004-Macoupin
Foresight Energy LP
Clinton
Marion
St. Clair
AREA OF DETAIL
Wayne
Washington
Jefferson
Monroe
Perry
Franklin
Hamilton
Randolph
0088-Williamson
Foresight Energy LP
Jackson
Saline
Williamson

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2019, approximately 3.0 million tons were sold from this property by a subsidiary of Rosebud Mining, LLC. Coal is produced by surface dragline mining methods. Coal is transported by either truck or beltline to the Colstrip generation station located at the mine mouth.

The map below shows the location of our property in the Northern Powder River Basin:

Northern Powder River Basin

Washington
Montana
North Dakota
AREA OF DETAIL
Oregon
Idaho
South Dakota
Wyoming
Nebraska
Nevada
Utah
Colorado
Montana
Idaho
Wyoming
AREA OF DETAIL
0301 - Westmoreland Rosebud
Westmoreland Mining
Treasure
Rosebud
Big Horn

Coal Transportation and Processing Assets

We own transportation and processing infrastructure related to certain of our coal properties, including loadout and other transportation assets at Foresight Energy's Williamson and Macoupin mines in the Illinois Basin, for which we collect throughput fees or rents. We lease our Macoupin and Williamson transportation and processing infrastructure to subsidiaries of Foresight Energy and are responsible for operating and maintaining the transportation and processing assets at the Williamson mine that we subcontract to a subsidiary of Foresight Energy. In addition, we own rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight Energy. While we own coal reserves at the Williamson and Macoupin mines, we do not own coal reserves at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight Energy and we collect minimums and throughput fees. We recorded $19.3 million in revenue related to our coal transportation and processing assets during the year ended December 31, 2019.

Other Coal Royalty and Other Segment Assets

As of December 31, 2019, we owned an estimated 172 million tons of aggregates reserves primarily located in Kentucky and Indiana. We lease a portion of these reserves to third parties in exchange for royalty payments. The structure of these leases is similar to our coal leases, and these leases typically require minimum rental payments in addition to royalties. In addition, we hold overriding royalty interests in approximately 82 million tons of frac sand at operations in Wisconsin and Texas and sand and gravel reserves in Washington. During 2019, our lessees sold 4.5 million tons from these properties and we received $4.3 million in aggregates royalty revenues, including overriding royalty revenues.

Through our 51% ownership of BRP LLC ("BRP"), a joint venture with International Paper Company, we own approximately 10 million mineral acres in 31 states in the U.S. that include the following assets:

•	approximately 300,000 gross acres of oil and natural gas mineral rights primarily in Louisiana, of which over 53,000 acres were leased as of December 31, 2019;

•
approximately 50 million tons of aggregates reserves primarily located in North Carolina, Arkansas and South Carolina and approximately 6 million tons of override royalty interest in South Carolina and Georgia;

•
approximately 2 million tons of coal reserves (primarily lignite and some bituminous coal) on 95,000 net mineral acres of coal rights in the Gulf Coast region, of which approximately 5,600 acres are leased in Louisiana, Mississippi and Texas;

•	an overriding royalty interest of 1% (net) on approximately 25,000 mineral acres in Louisiana;

•	copper rights in Michigan's Upper Peninsula; and

•	various other mineral rights including coalbed methane, metals, aggregates, water and geothermal, in several states throughout the United States.

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
Green River
UINTA
Evanston
CINER WYOMING LLC | SODA ASH OPERATIONS SITE MAP
SCALE:
1 MILE
1 KILOMETER
AREA OF DETAIL
REFINERY
POND
POND STACKER
RAILROAD

In trona ore processing, insoluble materials and other impurities are removed by thickening and filtering liquor, a solution consisting of sodium carbonate dissolved in water. Ciner Wyoming then adds activated carbon to filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. The resulting material is dried in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Ciner Wyoming’s storage silos can hold up to 65,000 short tons of processed soda ash at any given time. The facility is in good working condition and has been in service for 57 years.

Deca Rehydration. The evaporation stage of trona ore processing produces a precipitate and natural by-product called deca. "Deca," short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at the Green River Basin facility. The deca rehydration process enables Ciner Wyoming to recover soda ash from the deca-rich purged liquor as a by-product of the refining process. The soda ash contained in deca is captured by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. The separated deca crystals are then blended with partially processed trona ore in the dissolving stage of the production process. This process enables Ciner Wyoming to reduce waste storage needs and convert what is typically a waste product into a usable raw material. Ciner Wyoming anticipates that its current deca stockpiles will be exhausted by 2023 and production rates decline approximately 200,000 short tons per year if that production is not replaced.

Shipping and Logistics. All of the soda ash produced is shipped by rail or truck from the Green River Basin facility. For the year ended December 31, 2019, Ciner Wyoming shipped approximately 96.9% of its soda ash to its customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”). The Ciner Wyoming plant receives rail service exclusively from Union Pacific. The agreement with Union Pacific expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to Ciner Wyoming or at all. The rail freight rate charged under the agreement increases annually based on a published index tied to certain rail industry metrics. Ciner Resources Corporation leases a fleet of more than 2,000 hopper cars that serve as dedicated modes of shipment to its domestic customers. For export, Ciner Wyoming ships soda ash on unit trains consisting of approximately 100 cars to two primary ports located in Texas and Oregon. From these ports, the soda ash is loaded onto ships for delivery to ports all over the world. American Natural Soda Ash Corporation ("ANSAC") currently provides logistics and support services for all of Ciner Wyoming’s export sales. For domestic sales, Ciner Resources Corporation provides similar services.

Customers. Ciner Wyoming’s customers, including end users to whom ANSAC makes sales overseas, consist primarily of glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and chemical and detergent manufacturing companies. Ciner Wyoming’s largest customer currently is ANSAC, which buys soda ash (through Ciner Resources Corporation, which serves as Ciner Wyoming’s sales agent in its agreement with ANSAC) and other of its member companies for export to its customers. ANSAC accounted for approximately 60% of Ciner Wyoming’s net sales in 2019. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s production volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Resources Corporation, on Ciner Wyoming’s behalf, negotiates directly with, and Ciner Wyoming exports to, customers in markets not served by ANSAC.

In November 2018, Ciner Resources Corporation delivered a notice to terminate the membership in ANSAC, which will be effective as of December 31, 2021. Until the effective termination date, ANSAC will continue to sell Ciner Wyoming’s soda ash to ANSAC-designated overseas territories and continue to provide logistics and support services for Ciner Wyoming’s other export sales. After the termination period, Ciner Resources Corporation will begin marketing soda ash directly into international markets which are currently being served by ANSAC, and Ciner Wyoming intends to utilize the distribution network that has already been established by the global Ciner Group. The ANSAC agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. The withdrawal from ANSAC is expected to enable Ciner Wyoming to combine volumes with Ciner Group’s soda ash exports from Turkey and therefore to leverage the larger, global Ciner Group’s soda ash operations. Ciner Wyoming believes this will eventually lower its cost position and improve its ability to optimize its market share both domestically and internationally. However, initial costs may be higher than costs incurred through ANSAC sales. In addition, Ciner Wyoming will need access to an international logistic infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Group, and options being evaluated range from continued outsourcing in the near term to developing Ciner Group’s own port capabilities in the longer term. Ciner Wyoming expects to bear a portion of these development costs. See "Item 1A—Risk Factors—Risks Related to Our Business—A significant portion of Ciner Wyoming’s historical international sales of soda ash have been to ANSAC, and the termination of the ANSAC membership could adversely affect Ciner Wyoming’s ability to compete in certain international markets and increase Ciner Wyoming’s international sales costs."

For customers in North America, Ciner Resources typically enters into contracts on Ciner Wyoming’s behalf with terms ranging from one to three years. Under these contracts, customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements at a fixed price for a given calendar year. Although Ciner Wyoming does not have a “take or pay” arrangements with its customers, substantially all sales are made pursuant to written agreements and not through spot sales. In 2019, Ciner Wyoming had more than 70 domestic customers and has had long-term relationships with the majority of its customers.
Leases and License. Ciner Wyoming is party to several mining leases and one license for its subsurface mining rights. Some of the leases are renewable at Ciner Wyoming’s option upon expiration. Ciner Wyoming pays royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company, an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from the Green River Basin facility. Ciner Wyoming is also obligated to pay annual rentals to its lessors and licensor regardless of actual sales. In addition, Ciner Wyoming pays a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.

Expansion Project. Ciner Wyoming has announced a significant capacity expansion capital project that would increase production levels to up to 3.5 million tons of soda ash per year. Ciner Wyoming has conducted the initial basic design and is currently evaluating and pursuing the related permits and detailed cost analysis pursuant to the basic design. This project will require capital expenditures materially higher than have been incurred by Ciner Wyoming over the past few years, and Ciner Wyoming intends to fund the project in part by reinvesting cash that would otherwise be distributed to its partners. In the third quarter of 2019, Ciner Wyoming significantly reduced its cash distributions to its partners, and we expect for cash distributions from Ciner Wyoming to remain at approximately $25 million to $28 million per year until the project is funded. However, the costs of the expansion project could be higher than expected, or the execution of the project could be substantially delayed, which could materially impact Ciner Wyoming’s profitability and result in a further reduction of cash distributions to us. See "Item 1A—Risk Factors—Risks Related to Our Business—Significant delays and/or higher than expected costs associated with Ciner Wyoming’s capacity expansion project could adversely affect Ciner Wyoming’s profitability and ability to make distributions to us."

As a minority interest owner in Ciner Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. Our partner, Ciner Resources LP, manages the mining and plant operations. We appoint three of the seven members of the Board of Managers of Ciner Wyoming and have certain limited negative controls relating to the company.

Significant Customers

We have a significant concentration of revenues with Foresight Energy and its subsidiaries, with total revenues of $58.9 million in 2019 from four different mining operations, including transportation and processing services revenues, coal overriding royalty revenues and wheelage revenues. We also have a significant concentration of revenues from Contura Energy, with total revenues of $40.7 million in 2019 from several different mining operations, including wheelage revenues. For additional information on significant customers, refer to "Item 8. Financial Statements and Supplementary Data—Note 15. Major Customers."

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
Title to Property

We owned substantially all of our coal and aggregates reserves in fee as of December 31, 2019. We lease the remainder from unaffiliated third parties. Ciner Wyoming leases or licenses its trona reserves. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operation of our business.

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
Regulation and Environmental Matters

General

Operations on our properties must be conducted in compliance with all applicable federal, state and local laws and regulations. These laws and regulations include matters involving the discharge of materials into the environment, employee health and safety, mine permits and other licensing requirements, reclamation and restoration of mining properties after mining is completed, management of materials generated by mining operations, surface subsidence from underground mining, water pollution, legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, plant and wildlife protection, limitations on land use, storage of petroleum products and substances which are regarded as hazardous under applicable laws and management of electrical equipment containing polychlorinated biphenyls ("PCBs"). Because of extensive, comprehensive and often ambiguous regulatory requirements, violations during natural resource extraction operations are not unusual and, notwithstanding compliance efforts, we do not believe violations can be eliminated entirely.

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

Air Emissions

The Clean Air Act and corresponding state and local laws and regulations affect all aspects of our business. The Clean Air Act directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings that are focused on emissions from coal-fired electric generating facilities, including the Cross-State Air Pollution Rule ("CSAPR"), regulating emissions of nitrogen oxide and sulfur dioxide, and the Mercury and Air Toxics Rule ("MATS"), regulating emissions of hazardous air pollutants. Installation of additional emissions control technologies and other measures required under these and other U.S. Environmental Protection Agency ("EPA") regulations make it more costly to operate coal-fired power plants and could make coal a less attractive or even effectively prohibited fuel source in the planning, building and operation of power plants in the future. These rules and regulations have resulted in a reduction in coal’s share of power generating capacity, which has negatively impacted our lessees’ ability to sell coal and our coal-related revenues. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues.

Carbon Dioxide and Greenhouse Gas ("GHG") Emissions

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

In August 2015, EPA published its final Clean Power Plan ("CPP") Rule, a multi-factor plan designed to cut carbon pollution from existing power plants, including coal-fired power plants. The rule required improving the heat rate of existing coal-fired power plants and substituting lower carbon-emission sources like natural gas and renewables in place of coal. As promulgated, the rule would force many existing coal-fired power plants to incur substantial costs in order to comply or alternatively result in the closure of some of these plants, likely resulting in a material adverse effect on the demand for coal by electric power generators. The rule was being challenged by several states, industry participants and other parties in the United States Court of Appeals for the District of Columbia Circuit. In February 2016, the Supreme Court of the United States stayed the CPP Rule pending a decision by the District of Columbia Circuit as well as any subsequent review by the Supreme Court. In April 2017, the United States Court of Appeals for the District of Columbia Circuit granted EPA’s motion to hold the litigation in abeyance. In December 2017, EPA issued a proposed rule repealing the CPP Rule and issued an Advance Notice of Proposed Rulemaking soliciting information regarding a potential replacement rule to the CPP Rule. In August 2018, EPA formally proposed the Affordable Clean Energy ("ACE") Rule, which would replace the CPP Rule. The ACE Rule contemplates a narrower approach than the CPP Rule, focusing on efficiency improvements at existing power plants and eliminating the CPP Rule’s broader goals that envisioned switches to non-fossil fuel energy sources and the implementation of efficiency measures on demand-side entities, which the EPA now considers beyond the reach of its authority under the Clean Air Act. The ACE Rule would also omit specific numerical emissions targets that had been established under the CPP Rule. The ACE Rule went into effect on September 6, 2019. As a result, the United States Court of Appeals for the District of Columbia Circuit dismissed the pending challenges to the CPP Rule as moot. The ACE Rule has been challenged by public health groups, environmental groups, and a coalition of twenty-two states and six municipalities; various industry groups and power providers have sought to intervene.

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

President Obama also announced an emission reduction agreement with China’s President Xi Jinping in November 2014. The United States pledged that by 2025 it would cut climate pollution by 26% to 28% from 2005 levels. China pledged it would reach its peak carbon dioxide emissions around 2030 or earlier, and increase its non-fossil fuel share of energy to around 20% by 2030. In December 2015, the United States was one of 196 countries that participated in the Paris Climate Conference, at which the participants agreed to limit their emissions in order to limit global warming to 2°C above pre-industrial levels, with an aspirational goal of 1.5°C. While there is no way to estimate the impact of these climate pledges and agreements, they could ultimately have an adverse effect on the demand for coal, both nationally and internationally, if implemented. In 2019, President Trump withdrew from the Paris Climate Agreement.

Hazardous Materials and Waste

The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or the Superfund law) and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs relating to hazardous substances. In addition, we may have liability for environmental clean-up costs in connection with Ciner Wyoming's soda ash businesses.

Water Discharges

Operations conducted on our properties can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for mining operations. The National Pollutant Discharge Elimination System (NPDES) program under Section 402 of the statute is administered by the states or EPA and regulates the concentrations of pollutants in discharges of waste and storm water from a mine site. The Section 404 program is administered by the Army Corps of Engineers and regulates the placement of overburden and fill material into channels, streams and wetlands that comprise “waters of the United States.” The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetlands. The Clean Water Act and its regulations prohibit the unpermitted discharge of pollutants into such waters, including those from a spill or leak. Similarly, Section 404 also prohibits discharges of fill material and certain other activities in waters unless authorized by the issued permit. In June 2015, EPA issued a new rule defining the scope of “Waters of the United States” (WOTUS) that are subject to regulation. The 2015 WOTUS rule was challenged by a number of states and private parties in federal district and circuit courts. In December 2017, EPA and the Corps proposed a rule to repeal the 2015 WOTUS rule and implement the pre-2015 definition. The repeal of the 2015 WOTUS rule took effect in December 2019. In December 2018, EPA and the Corps issued a proposed rule again revising the definition of “Waters of the United States.” In January 2020, EPA and the Corps announced that the 2018 proposed rule was final. The repeal of the 2015 WOTUS rule and implementation of the pre-2015 rule have been challenged in federal courts, and the 2020 final WOTUS rule will likely be challenged as well.

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

In addition to government action, private citizens’ groups have continued to be active in bringing lawsuits against operators and landowners. Since 2012, several citizen group lawsuits have been filed against mine operators for allegedly violating conditions in their National Pollutant Discharge Elimination System (“NPDES”) permits requiring compliance with West Virginia’s water quality standards. Some of the lawsuits alleged violations of water quality standards for selenium, whereas others alleged that discharges of conductivity and sulfate were causing violations of West Virginia’s narrative water quality standards, which generally prohibit adverse effects to aquatic life. The citizen suit groups have sought penalties as well as injunctive relief that would limit future discharges of selenium, conductivity or sulfate. The federal district court for the Southern District of West Virginia has ruled in favor of the citizen suit groups in multiple suits alleging violations of the water quality standard for selenium and in two suits alleging violations of water quality standards due to discharges of conductivity (one of which was upheld on appeal by the United States Court of Appeals for the Fourth Circuit in January 2017). Additional rulings requiring operators to reduce their discharges of selenium, conductivity or sulfate could result in large treatment expenses for our lessees. In 2015, the West Virginia Legislature enacted certain changes to West Virginia’s NPDES program to expressly prohibit the direct enforcement of water quality standards against permit holders. EPA approved those changes as a program revision effective March 27, 2019. This approval may prevent future citizen suits alleging violations of water quality standards.

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

Mining accidents in recent years have received national attention and instigated responses at the state and national level that have resulted in increased scrutiny of current safety practices and procedures at all mining operations, particularly underground mining operations. Since 2006, heightened scrutiny has been applied to the safe operations of both underground and surface mines. This increased level of review has resulted in an increase in the civil penalties that mine operators have been assessed for non-compliance. Operating companies and their supervisory employees have also been subject to criminal convictions. The Mine Safety and Health Administration ("MSHA") has also advised mine operators that it will be more aggressive in placing mines in the Pattern of Violations program, if a mine’s rate of injuries or significant and substantial citations exceed a certain threshold. A mine that is placed in a Pattern of Violations program will receive additional scrutiny from MSHA.

Surface Mining Control and Reclamation Act of 1977

The Surface Mining Control and Reclamation Act of 1977 ("SMCRA") and similar statutes enacted and enforced by the states impose on mine operators the responsibility of reclaiming the land and compensating the landowner for types of damages occurring as a result of mining operations. To ensure compliance with any reclamation obligations, mine operators are required to post performance bonds. Our coal lessees are contractually obligated under the terms of our leases to comply with all federal, state and local laws, including SMCRA. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the reclamation plan approved by the state regulatory authority. In addition, higher and better uses of the reclaimed property are encouraged.

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

Employees and Labor Relations

As of December 31, 2019, affiliates of our general partner employed 56 people who directly supported our operations. None of these employees were subject to a collective bargaining agreement.

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

The agreements governing our indebtedness and preferred units restrict our ability to raise, and in some cases continue to pay, distributions on our common units. Opco’s revolving credit agreement, the indenture governing our 2025 Senior Notes and our partnership agreement each require that we meet certain consolidated leverage tests in order to raise our quarterly distribution on the common units above the current level of $0.45 per quarter. The maximum leverage covenant under Opco’s revolving credit facility will step down permanently from 4.0x to 3.0x if we increase the common unit distribution above the current level of $0.45 per common unit per quarter. In addition, under our partnership agreement, to the extent we have paid any distributions on the preferred units in kind ("PIK units") and such PIK units are still outstanding at any time after January 1, 2022, we will be prohibited from making any distributions with respect to our common units until we have redeemed all such PIK units in cash. For more information on restrictions on our ability to make distributions on our common units, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data—Note 12. Debt, Net."

Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.

As of December 31, 2019, we and our subsidiaries had approximately $524.1 million of total indebtedness. The terms and conditions governing the indenture for NRP’s 2025 Senior Notes and Opco’s revolving credit facility and senior notes:

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, including payment of distributions on the preferred units. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, borrow more money, or sell assets or raise equity at unattractive prices, including higher interest rates. We are required to make substantial principal repayments each year in connection with Opco’s senior notes, with approximately $46 million due thereunder during 2020. To the extent we borrow to make some of these payments, we may not be able to refinance these amounts on terms acceptable to us, if at all. We may not be able to refinance our debt, sell assets, borrow more money or access the bank and capital markets on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our debt agreements will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Opco’s revolving credit facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which provide that we will adopt a replacement rate that is broadly accepted by the syndicated loan market. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty establishing a replacement rate under Opco’s revolving credit facility. In the event that we do not determine a replacement rate for LIBOR, in certain circumstances, Eurodollar Loans under Opco’s revolving credit facility may be suspended and converted to ABR Loans, which could bear higher interest rates. If we are unable to negotiate replacement rates on favorable terms, it could adversely affect our business, financial condition and results of operations.  For a description of the interest rate on borrowings under Opco’s revolving credit facility, see “Item 8. Financial Statements and Supplementary Data—Note 12. Debt, Net.”

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

Coal prices continue to be volatile and prices could decline substantially from current levels. Production by some of our lessees may not be economic if prices decline further or remain at current levels. The prices our lessees receive for their coal depend upon factors beyond their or our control, including:

•	the supply of and demand for domestic and foreign coal;

•	domestic and foreign governmental regulations and taxes;

•	changes in fuel consumption patterns of electric power generators;

•	the price and availability of alternative fuels, especially natural gas;

•	global economic conditions, including the strength of the U.S. dollar relative to other currencies;

•	global and domestic demand for steel;

•	tariff rates on imports and trade disputes, particularly involving the United States and China;

•	the availability of, proximity to and capacity of transportation networks and facilities;

•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the recent coronavirus;

•	weather conditions; and

•	the effect of worldwide energy conservation measures.

Natural gas is the primary fuel that competes with thermal coal for power generation, and renewable energy sources continue to gain market share in power generation. The abundance and ready availability of cheap natural gas, together with increased governmental regulations on the power generation industry has caused a number of utilities to switch from thermal coal to natural gas and/or close coal-powered generation plants. This switching has resulted in a decline in thermal coal prices, and to the extent that natural gas prices remain low, thermal coal prices will also remain low. Reduced international demand for export thermal coal and increased competition from global producers has also put downward pressure on thermal coal prices.

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

To the extent our lessees are unable to economically produce coal over the long term, the carrying value of our reserves could be adversely affected. A long-term asset generally is deemed impaired when the future expected cash flow from its use and disposition is less than its book value. For the fourth quarter of 2019, we recorded an impairment charge of approximately $148 million related to properties that we believe our current or future lessees are unable to operate profitably. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

We derive a large percentage of our revenues and other income from a small number of coal lessees.

Challenges in the coal mining industry have led to significant consolidation activity. We own significant interests in all four of Foresight Energy’s mining operations, which accounted for approximately 23% of our total revenues in 2019. We also own significant interests in several of Contura Energy's mining operations, which accounted for approximately 16% of our total revenues in 2019. Certain other lessees have made acquisitions over the past few years resulting in their having an increased interest in our coal reserves. Any interruption in these lessees’ ability to make royalty payments to us could have a disproportionate material adverse effect on our business and results of operations.

Bankruptcies in the coal industry, and/or the idling or closure of mines on our properties could have a material adverse effect on our business and results of operations.

The current coal price environment, together with high operating costs and limited access to capital, has caused a number of coal producers to file for protection under U.S. bankruptcy and/or idle or close mines that they cannot operate profitably. To the extent our leases are accepted or assigned in a bankruptcy process, pre-petition amounts are required to be cured in full, but we may ultimately make concessions in the financial terms of those leases in order for the reorganized company or new lessor to operate profitably going forward. To the extent our leases are rejected, operations on those leases will cease, and we will be unlikely to recover the full amount of our rejection damages claims. More of our lessees may file for bankruptcy in the future, which will create additional uncertainty as to the future of operations on our properties and could have a material adverse effect on our business and results of operations. Foresight Energy, which is our largest lessee, is currently working with its lenders and contract counterparties to evaluate restructuring options, which could result in the idling or closure of one or more of its mines or changes in lease terms. To the extent Foresight determines to idle operations on our properties for a prolonged period or to shut any of its mines on our properties down permanently, or to the extent we agree to amend the terms of our leases with them to facilitate their continued operations on our properties, our business and results of operations could be adversely affected.

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

While our lessees maintain insurance coverage, there is no assurance that insurance will be available or cover the costs of these risks. Many of our lessees are experiencing rising costs related to regulatory compliance, insurance coverage, permitting and bonding, transportation, and labor. Increased costs result in decreased profitability for our lessees and reduce the competitiveness of coal as a fuel source. In addition, we and our lessees may also incur costs and liabilities resulting from third-party claims for damages to property or injury to persons arising from their operations. The occurrence of any of these events or conditions could have a material adverse effect on our business and results of operations.
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

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are also resulting in unfavorable lending and investment policies by institutions and insurance companies which could significantly affect our ability to raise capital or maintain current insurance levels.

Global climate issues continue to attract public and scientific attention. Numerous reports have engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In addition to government regulation of greenhouse gas and other air pollutant emissions, there have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuels, such as coal. The impact of such efforts may adversely affect our ability to raise capital. In addition, a number of insurance companies have taken action to limit coverage for companies in the coal industry, which could result in significant increases in our costs of insurance or in our inability to maintain insurance coverage at current levels.

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

A significant portion of Ciner Wyoming’s historical international sales of soda ash have been to ANSAC, and the termination of the ANSAC membership could adversely affect Ciner Wyoming’s ability to compete in certain international markets and increase Ciner Wyoming’s international sales costs.

ANSAC has historically been Ciner Wyoming’s largest customer for the years ended December 31, 2019, 2018 and 2017, accounting for 60%, 52% and 45%, respectively, of its net sales. Following termination of the membership in ANSAC, which will be effective December 31, 2021, there is no assurance that Ciner Wyoming will be able to retain existing foreign customers or secure new foreign customers or the related logistics arrangements on favorable terms. The costs to transport and market soda ash following the ANSAC exit could be higher than costs associated with sales through ANSAC. In addition, Ciner Wyoming will need access to an international logistic infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Group, and options being evaluated range from continued outsourcing in the near term to developing Ciner Group’s own port capabilities in the longer term. There can be no assurance that sufficient export capacity will be obtained. In addition, the costs associated with a domestic export terminal could be higher than expected. Adverse developments in Ciner Wyoming’s ability to export soda ash and sell into the foreign markets currently served by ANSAC could result in lower cash distributions to us from Ciner Wyoming.

Significant delays and/or higher than expected costs associated with Ciner Wyoming’s capacity expansion project could adversely affect Ciner Wyoming’s profitability and ability to make distributions to us.

Ciner Wyoming has announced a significant capacity expansion capital project intended to increase production levels to up to 3.5 million tons of soda ash per year. This project will require capital expenditures materially higher than have been incurred by Ciner Wyoming over the past few years, and Ciner Wyoming intends to fund the project in part by reinvesting cash that would otherwise be distributed to its partners. In the third quarter of 2019, Ciner Wyoming significantly reduced its cash distributions to its partners, and we expect cash distributions to remain at the current lower level until the project is funded. However, the costs of the expansion project could be higher than expected, or the execution of the project could be substantially delayed, which could materially impact Ciner Wyoming’s profitability and result in a further reduction of cash distributions to us. In addition, Ciner Wyoming's deca stockpiles will be substantially depleted by 2023. Without adding capacity through the expansion project, Ciner Wyoming's production rates would decline approximately 200,000 short tons, which would further impact Ciner Wyoming's profitability.

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

In addition, Ciner Wyoming transports its soda ash by rail or truck and ocean vessel. As a result, its business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Ciner Wyoming’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Ciner Wyoming may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces. In addition, rail operations are subject to various risks that may result in a delay or lack of service at Ciner Wyoming’s facility, and alternative methods of transportation are impracticable or cost prohibitive. For the year ended December 31, 2019, Ciner Wyoming shipped approximately 96.9% of its soda ash from the Green River facility on a single rail line owned and controlled by Union Pacific. Ciner Wyoming’s current transportation contract with Union Pacific expires on December 31, 2021. There can be no assurance that this contract will be renewed on terms favorable to Ciner Wyoming or at all. Any substantial interruption in or increased costs related to the transportation of Ciner Wyoming’s soda ash or the failure to renew the rail contract on favorable terms could have a material adverse effect on our financial condition and results of operations.

Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves. In addition, compliance with new SEC rules that will become effective beginning in 2021 could result in material adjustments to the quantities of reserves we are allowed to report.

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

In addition, the SEC has adopted new rules to modernize the property disclosure requirements for registrants with significant mining activities, which we will be required to begin to comply with for the fiscal year beginning on January 1, 2021 (reported in the Annual Report on Form 10-K for the year ending December 31, 2021). We are in the process of assessing the impact the new rules will have on our disclosures. The new rules require that reserve estimates that are reported be based on technical reports prepared using extensive mine-specific geological and engineering data, as well as market and cost assumptions. As a royalty company, we lease coal reserves to third-party operators that have sole control of the mining and selling of coal from our properties. We may not have access to much of the information that is required to prepare the technical reports used to determine reserves under the new rules without unreasonable burden or expense. Accordingly, the amount of coal and other minerals that we are allowed to report under the new rules beginning with the year ending December 31, 2021 may differ materially from what we are currently reporting.

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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our status as a partnership for U.S. federal income tax purposes.

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
Furthermore, any interpretation of or modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced .
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.
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
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

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
Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
As a result of investing in our units, our unitholders are likely subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these ordinary course matters will not have a material effect on our financial position, liquidity or operations. During 2019, we were also involved in the legal proceeding described below.

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

In July 2013, pursuant to a series of transactions in connection with an initial public offering by a subsidiary of OCI Chemical Corporation, the ownership structure in OCI LP was simplified. In connection with such reorganization, we exchanged the stock of OCI Co for a limited partner interest in OCI LP. Following the reorganization, our interest in OCI LP remained at 49%, consisting of both limited and general partner interests. The restructuring did not have any impact on the operations, revenues, management or control of OCI LP.

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

In November 2019, the trial court ruled in our favor in all respects, including that the internal restructuring that occurred did not trigger an acceleration of the contingent purchase price payment obligation under the purchase agreement with Anadarko.  Accordingly, the trial court ordered that Anadarko take nothing. Anadarko did not appeal the trial court's ruling, and this case is concluded with no liability to us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NRP Common Units

Our common units are listed and traded on the NYSE under the symbol "NRP." As of February 10, 2020, there were approximately 13,180 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the securities authorized for issuance under our 2017 Long-Term Incentive Plan at December 31, 2019. The initial number of common units authorized for issuance pursuant to awards under the plan was 800,000.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	613,018 (1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	—	613,018

(1)
As of December 31, 2019, 157,789 phantom units were outstanding under the plan. Each phantom unit represents the right to receive one common unit, together with associated distribution equivalent rights.

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

	For the Year Ended December 31,
(In thousands, except per unit data)	2019	2018 (1)	2017	2016	2015
Total revenues and other income	$263,935	$278,512	$246,325	$279,244	$300,635
Asset impairments	$148,214	$18,280	$2,967	$15,861	$378,327
Income (loss) from operations	$51,321	$192,538	$176,559	$181,157	$(170,699)
Net income (loss) from continuing operations	$(25,414)	$122,360	$82,485	$90,626	$(260,443)
Net income from continuing operations excluding impairments	$122,800	$140,640	$85,452	$106,487	$117,884
Net income (loss) from discontinued operations	$956	$17,687	$6,182	$6,266	$(311,277)
Net income (loss)	$(24,458)	$140,047	$88,667	$96,892	$(571,720)
Per common unit amounts (basic)
Net income (loss) from continuing operations	$(4.43)	$7.35	$4.57	$7.28	$(20.80)
Net income (loss) from discontinued operations	$0.08	$1.42	$0.50	$0.50	$(24.94)
Net income (loss)	$(4.35)	$8.77	$5.06	$7.78	$(45.75)
Per common unit amounts (diluted)
Net income (loss) from continuing operations	$(4.43)	$5.90	$3.68	$7.28	$(20.80)
Net income (loss) from discontinued operations	$0.08	$0.86	$0.28	$0.50	$(24.94)
Net income (loss)	$(4.35)	$6.76	$3.96	$7.78	$(45.75)
Distributions paid per common unit	$2.65	$1.80	$1.80	$1.80	$2.70
Average number of common units outstanding - basic	12,260	12,244	12,232	12,232	12,232
Average number of common units outstanding - diluted	12,260	20,234	21,950	12,232	12,232
Net cash provided by (used in)
Operating activities of continuing operations	$137,319	$178,282	$112,151	$80,243	$144,907
Investing activities of continuing operations	$8,221	$7,607	$9,807	$65,057	$15,805
Financing activities of continuing operations	$(253,305)	$(6,839)	$(134,149)	$(146,373)	$(166,443)
Distributable cash flow (2)	$144,933	$383,980	$121,958	$255,172	$157,815
Free cash flow (2)	$139,040	$183,440	$121,324	$75,970	$144,210
Cash flow cushion (2)	$7,762	$16,080	$9,248	$(29,444)	$(8,339)
Adjusted EBITDA (2)	$199,228	$230,241	$211,483	$235,273	$240,553
Cash, cash equivalents and restricted cash	$98,265	$206,030	$26,980	$39,171	$40,244
Total assets	$1,085,907	$1,341,647	$1,389,164	$1,448,649	$1,674,865
Current portion of long-term debt, net	$45,776	$115,184	$79,740	$140,037	$80,745
Long-term debt, net	$470,422	$557,574	$729,608	$990,234	$1,130,696
Long-term lease obligations (3)	$3,506	$—	$—	$—	$—
Class A convertible preferred units	$164,587	$164,587	$173,431	$—	$—
Partners’ capital	$338,963	$423,481	$265,211	$151,530	$76,336

(1)
On January 1, 2018, NRP adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and all the related amendments to all open contracts using the modified retrospective method. NRP recognized a $70.5 million cumulative effect of adoption adjustment in the opening balance of partners' capital on January 1, 2018. Comparative information for the years ended December 31, 2017, 2016 and 2015 have not been restated and continues to be reported under the standards in effect for those periods.

(2)	See "—Non-GAAP Financial Measures" below.

(3)
On January 1, 2019, NRP adopted Accounting Standards Codification (ASC) 842, Leases, and all the related amendments and recognized assets and liabilities on its Consolidated Balance Sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months.

Non-GAAP Financial Measures

Distributable Cash Flow

Distributable cash flow ("DCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from asset sales and disposals, including sales of discontinued operations, and return of long-term contract receivables; less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to asses our ability to make cash distributions and repay debt.

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
Cash Flow Cushion
Cash flow cushion represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as financing activities, distributions to non-controlling interest, one-time beneficial items, mandatory Opco debt repayments, preferred unit distributions and common unit distributions. Cash flow cushion is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Cash flow cushion is a supplemental liquidity measure used by our management to assess our ability to make or raise cash distributions to our common and preferred unitholders and our general partner and repay debt or redeem preferred units.

The following table reconciles net cash provided by operating activities of continuing operations (the most comparable GAAP financial measure) to DCF, FCF and cash flow cushion for the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Net cash provided by operating activities of continuing operations	$137,319	$178,282	$112,151	$80,243	$144,907
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	5,646	—	—
Add: proceeds from asset sales and disposals	6,500	2,449	1,151	62,117	13,605
Add: proceeds from sale of discontinued operations	(629)	198,091	—	109,872	—
Add: return of long-term contract receivables	1,743	3,061	3,010	2,968	2,463
Less: maintenance capital expenditures	—	—	—	(28)	(416)
Less: distributions to non-controlling interest	—	—	—	—	(2,744)
Distributable cash flow	$144,933	$383,980	$121,958	$255,172	$157,815
Less: proceeds from asset sales and disposals	(6,500)	(2,449)	(1,151)	(62,117)	(13,605)
Less: proceeds from sale of discontinued operations	629	(198,091)	—	(109,872)	—
Less: expansion capital expenditures	(22)	—	—	—	—
Less: acquisition costs classified as financing activities	—	—	517	(7,213)	—
Free cash flow	$139,040	$183,440	$121,324	$75,970	$144,210
Less: cash flow from one-time Hillsboro litigation settlement	—	(25,000)	—	—	—
Less: mandatory Opco debt repayments	(68,128)	(80,765)	(80,765)	(82,949)	(80,791)
Less: preferred unit distributions and redemption of PIK units	(30,000)	(39,109)	(8,844)	—	—
Less: common unit distributions	(33,150)	(22,486)	(22,467)	(22,465)	(71,758)
Cash flow cushion	$7,762	$16,080	$9,248	$(29,444)	$(8,339)

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment, net income attributable to non-controlling interest and gain on reserve swap; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. See "Item 8. Financial Statements and Supplementary Data—Note 12. Debt, Net" included elsewhere in this Annual Report on Form 10-K for a description of Opco’s debt agreements. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA for the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Net income (loss) from continuing operations	$(25,414)	$122,360	$82,485	$90,626	$(260,443)
Less: equity earnings from unconsolidated investment	(47,089)	(48,306)	(40,457)	(40,061)	(49,918)
Less: net income attributable to non-controlling interest	—	(510)	—	—	—
Less: gain on reserve swap	—	—	—	—	(9,290)
Add: total distributions from unconsolidated investment	31,850	46,550	49,000	46,550	46,795
Add: interest expense, net	47,453	70,178	82,028	90,531	89,744
Add: debt modification expense	—	—	7,939	—	—
Add: loss on extinguishment of debt	29,282	—	4,107	—	—
Add: depreciation, depletion and amortization	14,932	21,689	23,414	31,766	45,338
Add: asset impairments	148,214	18,280	2,967	15,861	378,327
Adjusted EBITDA	$199,228	$230,241	$211,483	$235,273	$240,553

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

Executive Overview

We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and own a non-controlling 49% interest in Ciner Wyoming LLC ("Ciner Wyoming"), a trona ore mining and soda ash production business. Our common units trade on the New York Stock Exchange under the symbol "NRP." Our business is organized into two operating segments:
Coal Royalty and Other—consists primarily of coal royalty properties and coal-related transportation and processing assets. Other assets include industrial mineral royalty properties, aggregates royalty properties, oil and gas royalty properties and timber. Our coal reserves are primarily located in Appalachia, the Illinois Basin and the Northern Powder River Basin in the United States. Our industrial minerals and aggregates properties are located in various states across the United States, our oil and gas royalty assets are primarily located in Louisiana and our timber assets are primarily located in West Virginia.
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

Our financial results by segment for the year ended December 31, 2019 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$216,846	$47,089	$—	$263,935
Net income (loss) from continuing operations	$21,211	$46,840	$(93,465)	$(25,414)
Asset impairments	148,214	—	—	148,214
Net income (loss) from continuing operations excluding asset impairments	$169,425	$46,840	$(93,465)	$122,800
Adjusted EBITDA (1)	$184,357	$31,601	$(16,730)	$199,228

Cash flow provided by (used in) continuing operations
Operating activities	$178,863	$31,601	$(73,145)	$137,319
Investing activities	$8,221	$—	$—	$8,221
Financing activities	$—	$—	$(253,305)	$(253,305)
Distributable cash flow (1)	$187,106	$31,601	$(73,145)	$144,933
Free cash flow (1)	$180,584	$31,601	$(73,145)	$139,040
Cash flow cushion (1)	N/A	N/A	N/A	$7,762

(1)	See "Item 6. Selected Financial Data" for additional information regarding non-GAAP financial measures and reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Coal Royalty and Other Business Segment

Our lessees sold 23.7 million tons of coal from our properties in 2019 and we derived approximately 65% of our coal royalty revenues and approximately 50% of our coal royalty sales volumes from metallurgical coal during the year. We experienced strong coal realizations from our lessees during the first half of 2019, but weakened coal markets and lower activity at certain of our properties negatively impacted our results in the second half of the year. The current market downturn and lessee bankruptcies are expected to put downward pressure on our performance in the coming months.
The market for metallurgical coal weakened and prices for metallurgical coal sold from our properties declined in 2019. The domestic market for thermal coal remains challenged by low natural gas prices, pressure over emissions and climate change and increasing use of renewable energy. In addition, the export market for thermal coal has weakened due to a combination of lower demand from European utilities, competition from international producers and increasing supply of LNG. While we expect thermal coal will continue to have a role in providing global economies and populations with affordable and reliable energy, we expect these headwinds facing the U.S thermal coal industry will continue.
We remain cautious about the financial position of U.S. coal producers with over-leveraged capital structures and the state of the domestic and global coal markets generally. The current price environment along with limited access to capital has taken a toll on a number of producers. Four of our lessees filed for protection under the U.S. Bankruptcy Code in 2019, and other lessees continue to face challenges. Foresight Energy LP ("Foresight Energy"), which is our largest lessee, has agreed to a forbearance period with its lenders and is engaging with other contract counterparties to evaluate restructuring options. To the extent Foresight Energy determines to idle operations on our properties for a prolonged period or to shut any of its mines on our properties down permanently, or to the extent we agree to amend the terms of our leases with them to facilitate their continued operations on our properties, our business could be adversely affected. Accordingly, we remain focused on further strengthening our liquidity and balance sheet.

Soda Ash Business Segment
Ciner Wyoming's results are primarily affected by the global supply of and demand for soda ash, which in turn directly impacts the prices Ciner Wyoming and other producers charge for its products. Demand for soda ash in the United States is driven in a large part by economic growth and activity levels in the end markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well-developed market for soda ash, we expect that domestic supply of and demand for soda ash will remain stable for the near future. Soda ash demand in international markets has continued to grow in conjunction with GDP. We expect that future global economic growth will positively influence global demand and pricing over the long term, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Over the nearer term, Ciner Wyoming could face increased costs and competition for customers as a result of its planned exit from ANSAC at the end of 2021.

While the performance of the underlying business remains stable, Ciner Wyoming has announced that it will commence a significant capacity expansion capital project soon that it intends to fund in part by reinvesting cash that would otherwise be distributed to its partners. As a result, we expect for the cash distributions we receive from Ciner Wyoming to remain at approximately $25 million to $28 million per year until the project is funded. We believe that we will benefit over the long-term from increased productivity and cash distributions from Ciner Wyoming’s operations following completion of this capital project.

Business Outlook

We expect the challenges described above to continue to negatively impact our results. However, we believe the progress made to strengthen our financial profile in recent years positions us well to navigate this downturn.

Results of Operations

Year Ended December 31, 2019 and 2018 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Year Ended December 31,
Operating Segment (In thousands)	2019	2018	Increase (Decrease)	Percentage Change
Coal Royalty and Other	$216,846	$230,206	$(13,360)	(6)%
Soda Ash	47,089	48,306	(1,217)	(3)%
Total	$263,935	$278,512	$(14,577)	(5)%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Year Ended December 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2019	2018
Coal sales volumes (tons)
Appalachia
Northern	3,460	3,187	273	9%
Central	13,377	14,997	(1,620)	(11)%
Southern	1,670	1,710	(40)	(2)%
Total Appalachia	18,507	19,894	(1,387)	(7)%
Illinois Basin	2,201	2,739	(538)	(20)%
Northern Powder River Basin	3,036	4,313	(1,277)	(30)%
Total coal sales volumes	23,744	26,946	(3,202)	(12)%

Coal royalty revenue per ton
Appalachia
Northern	$1.96	$2.74	$(0.78)	(28)%
Central	5.53	5.62	(0.09)	(2)%
Southern	6.69	7.20	(0.51)	(7)%
Illinois Basin	4.66	4.63	0.03	1%
Northern Powder River Basin	2.90	2.65	0.25	9%
Combined average coal royalty revenue per ton	4.67	4.80	(0.13)	(3)%

Coal royalty revenues
Appalachia
Northern	$6,775	$8,719	$(1,944)	(22)%
Central	73,960	84,302	(10,342)	(12)%
Southern	11,169	12,312	(1,143)	(9)%
Total Appalachia	91,904	105,333	(13,429)	(13)%
Illinois Basin	10,255	12,673	(2,418)	(19)%
Northern Powder River Basin	8,809	11,445	(2,636)	(23)%
Unadjusted coal royalty revenues	110,968	129,451	(18,483)	(14)%
Coal royalty adjustment for minimum leases	(1,356)	(110)	(1,246)	(1,133)%
Total coal royalty revenues	$109,612	$129,341	$(19,729)	(15)%

Other revenues
Production lease minimum revenues	$24,068	$8,207	$15,861	193%
Minimum lease straight-line revenues	14,910	2,362	12,548	531%
Property tax revenues	6,287	5,422	865	16%
Wheelage revenues	5,880	6,484	(604)	(9)%
Coal overriding royalty revenues	13,496	13,878	(382)	(3)%
Lease amendment revenues	7,991	—	7,991	100%
Aggregates royalty revenues	4,265	4,739	(474)	(10)%
Oil and gas royalty revenues	3,031	6,608	(3,577)	(54)%
Other revenues	1,529	1,837	(308)	(17)%
Total other revenues	$81,457	$49,537	$31,920	64%
Coal royalty and other	$191,069	$178,878	$12,191	7%
Transportation and processing services revenues	19,279	23,887	(4,608)	(19)%
Gain on litigation settlement	—	25,000	(25,000)	(100)%
Gain on asset sales and disposals	6,498	2,441	4,057	166%
Total Coal Royalty and Other segment revenues and other income	$216,846	$230,206	$(13,360)	(6)%

Coal Royalty Revenues
Total coal royalty revenues decreased $19.7 million from 2018 to 2019 driven primarily by lower coal sales volumes. The discussion of these decreases by region is as follows:

•
Appalachia: Sales volumes decreased 7% and revenues decreased $13.4 million year-over-year. Northern Appalachia includes our Hibbs Run property that has significant sales volumes but a low fixed royalty rate per ton and as a result has a minimal impact on our revenues. Excluding Hibbs Run, sales volumes from our Appalachia properties decreased approximately 11% primarily as a result of weakened coal markets and the temporary idling of certain mines due to lessee bankruptcies.

•
Illinois Basin: Sales volumes decreased 20% and coal royalty revenues decreased $2.4 million primarily due to weakening of the thermal export market and lower domestic thermal coal demand in 2019 along with flooding and high water throughout the river systems that affected transportation logistics during the first half of 2019, including at the Convent Marine Terminal on the Gulf of Mexico.

•
Northern Powder River Basin: Sales volumes decreased 30% and coal royalty revenues decreased $2.6 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2019, partially offset by a 9% increase in sales prices year-over-year.

Other Revenues
Total other revenues increased $31.9 million from 2018 to 2019 primarily due to:

•	$15.9 million increased production lease minimum revenues primarily as a result of increased lessee forfeitures of recoupable balances from minimums paid in prior periods.

•
$12.5 million increased minimum lease straight-line revenues primarily related to our Hillsboro property that we began to recognize in 2019 after the completion of the Hillsboro litigation settlement with Foresight.

•	$8.0 million of lease amendment revenues during the year ended December 31, 2019.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $4.6 million primarily due to weakened demand for Illinois Basin coal that resulted in fewer tons being transported out of our Illinois Basin transportation and processing assets during the year ended December 31, 2019.
Gain on Litigation Settlement
Gain on litigation settlement in the year ended December 31, 2018 related to a one-time payment of $25.0 million we received from Foresight Energy to settle the Hillsboro lawsuit.
Gain on Asset Sales and Disposals
Gain on asset sales and disposals increased $4.1 million from 2018 to 2019 primarily due to a disposal of certain mineral right assets during the third quarter of 2019.
Soda Ash
Revenues and other income related to our Soda Ash segment decreased $1.2 million primarily due to Ciner Wyoming's settlement of a royalty dispute in the second quarter of 2018 that resulted in $12.7 million of income in the prior year, partially offset by an increase in production and sales volumes and increased domestic and international sales prices in the year ended December 31, 2019 compared to the prior year.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Year Ended December 31,		Increase (Decrease)	Percentage Change
(In thousands)	2019	2018
Operating expenses
Operating and maintenance expenses	$32,738	$29,509	$3,229	11%
Depreciation, depletion and amortization	14,932	21,689	(6,757)	(31)%
General and administrative expenses	16,730	16,496	234	1%
Asset impairments	148,214	18,280	129,934	711%
Total operating expenses	$212,614	$85,974	$126,640	147%

Other expenses, net
Interest expense, net	$47,453	$70,178	$(22,725)	(32)%
Loss on extinguishment of debt	29,282	—	29,282	100%
Total other expenses, net	$76,735	$70,178	$6,557	9%

Total operating expenses increased by $126.6 million primarily due to the following:

•
Asset impairments increased $129.9 million from 2018 to 2019. Asset impairments in the year ended December 31, 2019 primarily resulted from deterioration in thermal coal markets, lessee capital constraints, thermal coal lease terminations, and expectations of further reductions in global and domestic thermal coal demand due to low natural gas prices and continued pressure on the electric power generation industry over emissions and climate change, resulting in reductions in expected cash flows (combination of lower expected coal sales volumes, sales prices, minimums and/or life of mine assumptions) on certain of our mineral rights and intangible assets. Asset impairments in the year ended December 31, 2018 primarily related to a $13.0 million impairment of an aggregates property that we own and lease to our former construction aggregates business, which mines, produces and sells the aggregates, in addition to $5.3 million of impairments related to certain of our coal properties.

•
Operating and maintenance expenses include costs to manage the Coal Royalty and Other and Soda Ash segments and primarily consist of royalty, tax, employee-related and legal costs and bad debt expense. These costs increased $3.2 million primarily due to bad debt expense recognized in the second quarter of 2019 related to certain of our Coal Royalty and Other receivables, partially offset by lower legal costs and lower overriding royalty interest fees.

•	Depreciation, depletion and amortization expense decreased $6.8 million due to lower coal sales volumes at certain properties.
Total other expenses, net increased $6.6 million primarily due to the following:

•
Loss on extinguishment of debt was $29.3 million for the year ended December 31, 2019 and related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.

•	Interest expense, net decreased $22.7 million primarily due to lower debt balances in 2019 as a result of debt repayments.
Income from Discontinued Operations
Income from discontinued operations decreased $16.7 million primarily as a result of the $13.1 million gain on sale of our construction aggregates business in the year ended December 31, 2018 in addition to $4.7 million of income generated by this business in 2018 prior to the sale.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2019
Net income (loss) from continuing operations	$21,211	$46,840	$(93,465)	$(25,414)
Less: equity earnings from unconsolidated investment	—	(47,089)	—	(47,089)
Add: total distributions from unconsolidated investment	—	31,850	—	31,850
Add: interest expense, net	—	—	47,453	47,453
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	14,932	—	—	14,932
Add: asset impairments	148,214	—	—	148,214
Adjusted EBITDA	$184,357	$31,601	$(16,730)	$199,228

December 31, 2018
Net income (loss) from continuing operations	$160,728	$48,306	$(86,674)	$122,360
Less: equity earnings from unconsolidated investment	—	(48,306)	—	(48,306)
Less: net income attributable to non-controlling interest	(510)	—	—	(510)
Add: total distributions from unconsolidated investment	—	46,550	—	46,550
Add: interest expense, net	—	—	70,178	70,178
Add: depreciation, depletion and amortization	21,689	—	—	21,689
Add: asset impairments	18,280	—	—	18,280
Adjusted EBITDA	$200,187	$46,550	$(16,496)	$230,241
Adjusted EBITDA decreased $31.0 million primarily due to the following:

•	Coal Royalty and Other Segment

◦
Adjusted EBITDA decreased $15.8 million primarily as a result of the decrease in revenues and other income driven by the weakened coal markets and the $25 million gain on litigation settlement in 2018.

•	Soda Ash Segment

◦
Adjusted EBITDA decreased $14.9 million as a result of lower cash distributions received from Ciner Wyoming during the year ended December 31, 2019. The managing partner of Ciner Wyoming decided to reduce distributions during 2019 to fund a multi-year capacity expansion project that is expected to result in higher earnings and distributions. NRP expects to receive approximately $25 million to $28 million of annual cash distributions from Ciner Wyoming until the project is funded.

See "Item 6. Selected Financial Data—Non-GAAP Financial Measures" for an explanation of Adjusted EBITDA.

Distributable Cash Flow ("DCF"), Free Cash Flow ("FCF") and Cash Flow Cushion (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$178,863	$31,601	$(73,145)	$137,319
Investing activities	8,221	—	—	8,221
Financing activities	—	—	(253,305)	(253,305)

December 31, 2018
Cash flow provided by (used in) continuing operations
Operating activities	$212,394	$44,453	$(78,565)	$178,282
Investing activities	5,510	2,097	—	7,607
Financing activities	—	—	(6,839)	(6,839)

The following tables reconcile net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF, FCF and cash flow cushion:

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2019
Net cash provided by (used in) operating activities of continuing operations	$178,863	$31,601	$(73,145)	$137,319
Add: proceeds from asset sales and disposals	6,500	—	—	6,500
Add: proceeds from sale of discontinued operations	—	—	—	(629)
Add: return of long-term contract receivable	1,743	—	—	1,743
Distributable cash flow	$187,106	$31,601	$(73,145)	$144,933
Less: proceeds from asset sales and disposals	(6,500)	—	—	(6,500)
Less: proceeds from sale of discontinued operations	—	—	—	629
Less: expansion capital expenditures	(22)	—	—	(22)
Free cash flow	$180,584	$31,601	$(73,145)	$139,040
Less: mandatory Opco debt repayments				(68,128)
Less: preferred unit distributions				(30,000)
Less: common unit distributions				(33,150)
Cash flow cushion				$7,762

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2018
Net cash provided by (used in) operating activities of continuing operations	$212,394	$44,453	$(78,565)	$178,282
Add: distributions from unconsolidated investment in excess of cumulative earnings	—	2,097	—	2,097
Add: proceeds from asset sales and disposals	2,449	—	—	2,449
Add: proceeds from sale of discontinued operations	—	—	—	198,091
Add: return of long-term contract receivable	3,061	—	—	3,061
Distributable cash flow	$217,904	$46,550	$(78,565)	$383,980
Less: proceeds from asset sales and disposals	(2,449)	—	—	(2,449)
Less: proceeds from sale of discontinued operations	—	—	—	(198,091)
Free cash flow	$215,455	$46,550	$(78,565)	$183,440
Less: cash flow from one-time Hillsboro litigation settlement				(25,000)
Less: mandatory Opco debt repayments				(80,765)
Less: preferred unit distributions and redemption of PIK units				(39,109)
Less: common unit distributions				(22,486)
Cash flow cushion				$16,080

DCF and FCF decreased $239.0 million and $44.4 million, respectively, primarily due to the following:

•	Coal Royalty and Other Segment

◦
DCF and FCF decreased $30.8 million and $34.9 million, respectively, primarily due to a one-time $25 million payment we received from Foresight Energy to settle the Hillsboro lawsuit in 2018 and lower coal royalty revenues as described above, partially offset by increased cash from the receipt of lease amendment fees and Hillsboro minimum payments in 2019.

•	Soda Ash Segment

◦	DCF and FCF decreased $14.9 million as a result of lower cash distributions received from Ciner Wyoming during the year ended December 31, 2019.

•	Corporate and Financing Segment

◦	DCF and FCF increased $5.4 million primarily due to lower cash paid for interest in 2019 as a result of lower debt balances during 2019.
Total DCF for the year ended December 31, 2018 was also impacted by the $198.1 million proceeds from the sale of our construction aggregates business in 2018.
Cash flow cushion decreased $8.3 million as a result of the decrease in FCF discussed above (excluding the impact of the $25 million Hillsboro payment) and a $10.7 million increase in common unit distributions made in 2019 primarily as a result of a one-time special distribution of $0.85 per common unit. These decreases in 2019 cash flow cushion were partially offset by a $12.6 million decrease in mandatory Opco debt repayments as a result of the lower principal balances on the Opco Senior Notes and a $9.1 million decrease in preferred unit distributions primarily as a result of the $8.8 million redemption of PIK units in 2018.
See "Item 6. Selected Financial Data—Non-GAAP Financial Measures" for an explanation of distributable cash flow, free cash flow and cash flow cushion.
For discussion of our Results of Operations comparing 2018 to 2017, refer to our 2018 Annual Report on Form 10-K filed March 7, 2019 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2019, we had total liquidity of $198.3 million, consisting of $98.3 million of cash and cash equivalents and $100.0 million in borrowing capacity under our Opco Credit Facility.
Cash Flows

Year Ended December 31, 2019 and 2018 Compared

Cash flows provided by operating activities decreased $51.6 million, from $188.9 million in the year ended December 31, 2018 to $137.3 million in the year ended December 31, 2019 primarily related to a one-time $25 million payment we received from Foresight Energy in 2018 to settle the Hillsboro lawsuit, $12.6 million of lower cash distributions received from Ciner Wyoming in 2019, $10.6 million lower cash provided as a result of the sale of our construction aggregates business in the fourth quarter of 2018 and lower coal royalty revenues driven by weakened coal markets and the temporary idling of certain mines. These decreases in cash provided by operating activities were partially offset by the collection of Hillsboro minimum payments, lease amendment fees and $6.4 million lower cash paid for interest as a result of lower debt balances in 2019.

Cash flows provided by investing activities decreased $183.0 million, from $190.6 million in the year ended December 31, 2018 to $7.6 million in the year ended December 31, 2019. Cash flows from discontinued operations decreased $183.7 million as a result of the $198.1 million proceeds received from the sale of our construction aggregates business in December 2018, partially offset by $10.9 million of construction aggregates capital expenditures during 2018. Cash flows from continuing operations was relatively flat year-over-year as the $4.1 million increase in proceeds from asset sales and disposals was partially offset by a portion of our distribution from Ciner Wyoming classified as an investing activity in 2018 and a lower return of our long-term contract receivable in 2019.

Cash flows used in financing activities increased $49.3 million, from $203.3 million in the year ended December 31, 2018 to $252.7 million in the year ended December 31, 2019. In the second quarter of 2019, we extended the maturity date of the $100 million Opco Credit Facility to April 2023 and issued $300 million of a new series of 9.125% senior notes due 2025. We used the net proceeds from this offering, together with $76 million of cash on hand to redeem all of our 2022 Senior Notes. As a result of these transactions, our outstanding debt was reduced, our annual interest expense has decreased, and our debt maturities were extended. Significant increases in cash flow used in financing activities included the following:

•	$345.6 million used for the redemption of our 2022 Senior Notes in the second quarter of 2019;

•	$36.7 million increase in payments on the Opco Senior Notes primarily as a result of the prepayment made using proceeds from the sale of our construction aggregates business;

•	$35.0 million less borrowings on our Opco Credit Facility in 2019 compared to the prior year period;

•	$26.2 million increase in debt issuance costs and other primarily related to the 2019 debt refinancings; and

•	$10.7 million increase in common unit distributions made in 2019 primarily as a result of a one-time special distribution of $0.85 per common unit.
These increases in cash flows used in financing activities were partially offset by the following:

•	$300 million provided by the issuance of the 2025 Senior Notes in the second quarter of 2019;

•	$95 million less cash used in 2019 compared to the prior year as a result of the repayment of the Opco Credit Facility during the fourth quarter of 2018; and

•	$8.8 million less cash used in 2019 compared to the prior year as a result of the redemption of preferred units paid-in-kind in the first quarter of 2018.
For discussion of our Cash Flows comparing 2018 to 2017, refer to our 2018 Annual Report on Form 10-K filed March 7, 2019 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of December 31, 2019 and 2018:

	December 31,
(In thousands)	2019	2018
Current portion of long-term debt, net	$45,776	$115,184
Long-term debt, net	470,422	557,574
Total debt, net	$516,198	$672,758
We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see "Item 8. Financial Statements and Supplementary Data—Note 12. Debt, Net" in this Annual Report on Form 10-K.

Long-Term Contractual Obligations

The following table reflects our long-term, non-cancelable contractual obligations as of December 31, 2019:

	Payments Due by Period
Contractual Obligations (In thousands)	Total	2020	2021	2022	2023	2024	Thereafter
NRP:
Long-term debt principal payments (1)	$300,000	$—	$—	$—	$—	$—	$300,000
Long-term debt interest payments (1)	150,563	27,375	27,375	27,375	27,375	27,375	13,688
Opco:
Long-term debt principal payments (including current maturities) (2)	224,056	46,176	39,396	39,396	39,396	31,028	28,664
Long-term debt interest payments (3)	39,865	12,447	9,868	7,631	5,020	2,724	2,175
Rental leases (4)	14,012	483	483	483	483	483	11,597
Total	$728,496	$86,481	$77,122	$74,885	$72,274	$61,610	$356,124

(1)	The amounts indicated in the table include principal and interest due on NRP’s 2025 Senior Notes.

(2)	The amounts indicated in the table include principal due on Opco’s senior notes.

(3)
The amounts indicated in the table include interest due on Opco’s senior notes and the 0.50% annual commitment fee on the unused portion of the Opco Credit Facility, which matures in April 2023. At December 31, 2019 we did not have any borrowings outstanding under the Opco Credit Facility and had $100 million in available borrowing capacity.

(4)
On January 1, 2019, Opco entered into a lease agreement for the rental of office space from Western Pocahontas Properties Limited Partnership for $0.5 million per year. Not included in this table is approximately $0.3 million of annual operating expenses Opco is obligated to pay to Western Pocahontas Properties Limited Partnership in connection with this lease. The lease has a five-year base term and five additional five-year renewal options. Upon lease commencement and as of December 31, 2019, the Partnership was reasonably certain to exercise all renewal options included in the lease and have included rental payments in the table through 2048.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2019, 2018 and 2017.

Environmental Regulation

For additional information on environmental regulation that may have a material impact on our business, see "Items 1. and 2. Business and Properties—Regulation and Environmental Matters."

Related Party Transactions

The information required by this Item is included under "Item 8. Financial Statements and Supplementary Data—Note 14. Related Party Transactions" and "Item 13. Certain Relationships and Related Transactions, and Director Independence" in this Annual Report on Form 10-K and is incorporated by reference herein.

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

Revenues

Coal Royalty and Other Segment Revenues
Royalty-based leases. Approximately two-thirds of the our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms. For these types of leases, the lessees generally make payments to us based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral mined and sold. Most of our coal and aggregates royalty leases require the lessee to pay quarterly or annual minimum amounts, either made in advance or arrears, which are generally recoupable through actual royalty production over certain time periods that generally range from three to five years.
In accordance with previous accounting standards in effect prior to January 1, 2018, we recognized all coal and aggregates royalty revenues over the lease term based on production. The recognition of revenue from minimum payments was deferred until either recoupment through royalty production occurred or when the recoupment period expired for unrecouped minimums. In accordance with the accounting standard in effect subsequent to January 1, 2018 ("ASC 606"), we have defined our coal and aggregates royalty lease performance obligation as providing the lessee the right to mine and sell our coal or aggregates over the lease term. We then evaluated the likelihood that consideration we expected to receive from our lessees resulting from production would exceed consideration expected to be received from minimum payments over the lease term.
As a result of this evaluation, revenue recognition from our royalty-based leases is based on either production or minimum payments as follows:

•
Production Leases: Leases for which we expect that consideration from production will be greater than consideration from minimums over the lease term. Revenue recognition for these leases is recognized over time based on production as coal royalty revenues or aggregates royalty revenues, as applicable. Deferred revenue from minimums is recognized as royalty revenues when recoupment occurs or as production lease minimum revenues when the recoupment period expires. In addition, we recognize breakage revenue from minimums when we determine that recoupment is remote. This breakage revenue is included in production lease minimum revenues.

•
Minimum Leases: Leases for which we expect that consideration from minimums will be greater than consideration from production over the lease term. Revenue recognition for these leases is recognized straight-line over the lease term based on the minimum consideration amount as minimum lease straight-line revenues.

This evaluation is performed at the inception of the lease and only reassessed upon modification or renewal of the lease.
Oil and gas related revenues consist of revenues from royalties and overriding royalties and are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenues from those sales. Also included within oil and gas royalty revenues are lease bonus payments, which are generally paid upon the execution of a lease. We also have overriding royalty revenue interests in coal reserves. Revenues from these interests is recognized over time based on when the coal is sold.
Wheelage revenues. Revenues related to fees collected per ton to transport foreign coal across property we own that is recognized over time as transportation across our property occurs.
Other revenues. Other revenues consists primarily of rental payments and surface damage fees related to certain land we own and is recognized straight-line over time as it is earned. Other revenues also include property tax revenues. The majority of property taxes paid on our properties are reimbursable by the lessee and are recognized on a gross basis over time which reflects the reimbursement of property taxes by the lessee. Property taxes we pay are included in operating and maintenance expenses on our Consolidated Statements of Comprehensive Income (Loss).
Transportation and processing services revenues. We own transportation and processing infrastructure that is leased to third parties for throughput fees. Revenue is recognized over time based on the coal tons transported over the beltlines or processed through the facilities.
Contract Modifications
Contract modifications that impact goods or services or the transaction price are evaluated in accordance with ASC 606. A majority of our contract modifications pertain to our coal and aggregates royalty contracts and include, but are not limited to, extending the lease term, changes to royalty rates, floor prices or minimum consideration, assignment of the contract or forfeiture of recoupment rights. Consideration received in conjunction with a modification of an ongoing lease will be deferred and recognized straight-line over the remaining term of the contract. Consideration received to assign a lease to another party and related forfeited minimums will be recognized immediately upon the termination of the contract. Fees from contract modifications are recognized in lease amendment revenues within coal royalty and other revenues on our Consolidated Statements of Comprehensive Income (Loss) while modifications in royalty rates and minimums will be recognized prospectively in accordance with the above lease classification.
Contract Assets and Liabilities from Contracts with Customers
Contract assets include receivables from contracts with customers and are recorded when the right to consideration becomes unconditional. Receivables are recognized when the minimums are contractually owed, production occurs or minimums are accrued for based on the passage of time.
Contract liabilities represent minimum consideration received, contractually owed or earned based on the passage of time. The current portion of deferred revenue relates to deferred revenue on minimum leases and lease amendment fees that are to be recognized as revenue on a straight-line basis over the next twelve months. The long-term portion of deferred revenue relates to deferred revenue on production leases and lease amendment fees that are to be recognized as revenue on a straight-line basis beyond the next twelve months. Due to uncertainty in the amount of deferred revenue that will be recouped and recognized as coal royalty revenues from production leases over the next twelve months, we are unable to estimate the current portion of deferred revenue.
Equity in Earnings of Ciner Wyoming.
We account for non-marketable equity investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Our 49% investment in Ciner Wyoming is accounted for using this method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and distributions. The basis difference between the investment and the proportional share of investee's net assets is attributed to net tangible assets and is amortized over its estimated useful life. The carrying value in Ciner Wyoming is recognized in equity in unconsolidated investment on our Consolidated Balance Sheets. Our adjusted share of the earnings or losses of Ciner Wyoming and amortization of the basis difference is recognized in equity in earnings of Ciner Wyoming on the Consolidated Statements of Comprehensive Income (Loss). We decrease our investment for our proportional share of distributions received from Ciner Wyoming. These cash flows are reported utilizing the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as operating cash inflows unless the cumulative distributions received exceed our cumulative equity in earnings. The excess of cumulative distributions received over our cumulative equity in earnings are considered returns of investment and classified as investing cash inflows.
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
Asset Impairment

We have developed procedures to evaluate our long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the asset's net book value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flow compared to the asset's net book value. We believe our estimates of cash flows and discount rates are consistent with those of principal market participants.

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
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At December 31, 2019 we did not have any borrowings outstanding under the Opco Credit Facility.
Fair Value of Financial Assets and Liabilities
Our financial assets and liabilities consist of cash and cash equivalents, restricted cash, contract receivable and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of our debt and contract receivable.
The following table shows the carrying amount and estimated fair value of our debt and contract receivable:

		December 31,
		2019		2018
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$294,084	$269,250	$—	$—
NRP 2022 Senior Notes	1	—	—	334,024	356,871
Opco Senior Notes	3	222,114	201,090	338,734	352,599
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable (current and long-term)	3	$38,945	$33,460	$40,776	$34,704

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Natural Resource Partners L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Ciner Wyoming LLC (Ciner Wyoming), a limited liability company in which the Partnership has a 49% interest. In the consolidated financial statements, the Partnership’s investment in Ciner Wyoming is stated at $263 million and $247 million as of December 31, 2019 and 2018, respectively, and the Partnership’s equity in the net income of Ciner Wyoming is stated at $47 million in 2019, $48 million in 2018 and $40 million in 2017. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ciner Wyoming, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

The Partnership adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. As a result, for the years ended December 31, 2018 and 2019, the Partnership changed its method for revenue recognition related to royalty lease arrangements.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members of
Ciner Wyoming LLC
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ciner Wyoming LLC (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes included in Exhibit 99.1 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 27, 2020

We have served as the Company’s auditor since 2008.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except unit data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$98,265	$101,839
Restricted cash	—	104,191
Accounts receivable, net	30,869	32,058
Prepaid expenses and other, net	1,244	3,462
Current assets of discontinued operations	1,706	993
Total current assets	$132,084	$242,543
Land	24,008	24,008
Mineral rights, net	605,096	743,112
Intangible assets, net	17,687	42,513
Equity in unconsolidated investment	263,080	247,051
Long-term contract receivable	36,963	38,945
Other assets, net	6,989	3,475
Total assets	$1,085,907	$1,341,647
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,179	$2,414
Accrued liabilities	8,764	12,347
Accrued interest	2,316	14,345
Current portion of deferred revenue	4,608	3,509
Current portion of long-term debt, net	45,776	115,184
Current liabilities of discontinued operations	65	947
Total current liabilities	$62,708	$148,746
Deferred revenue	47,213	49,044
Long-term debt, net	470,422	557,574
Other non-current liabilities	4,949	1,150
Total liabilities	$585,292	$756,514
Commitments and contingencies (see Note 16)
Class A Convertible Preferred Units (250,000 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	$164,587	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 and 12,249,469 units issued and outstanding at December 31, 2019 and 2018, respectively)	$271,471	$355,113
General partner’s interest	3,270	5,014
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(2,594)	(3,462)
Total partners’ capital	$338,963	$423,481
Non-controlling interest	(2,935)	(2,935)
Total capital	$336,028	$420,546
Total liabilities and capital	$1,085,907	$1,341,647

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(In thousands, except per unit data)	2019	2018	2017
Revenues and other income
Coal royalty and other	$191,069	$178,878	$181,801
Transportation and processing services	19,279	23,887	20,522
Equity in earnings of Ciner Wyoming	47,089	48,306	40,457
Gain on litigation settlement	—	25,000	—
Gain on asset sales and disposals	6,498	2,441	3,545
Total revenues and other income	$263,935	$278,512	$246,325

Operating expenses
Operating and maintenance expenses	$32,738	$29,509	$24,883
Depreciation, depletion and amortization	14,932	21,689	23,414
General and administrative expenses	16,730	16,496	18,502
Asset impairments	148,214	18,280	2,967
Total operating expenses	$212,614	$85,974	$69,766

Income from operations	$51,321	$192,538	$176,559

Other expenses, net
Interest expense, net	$(47,453)	$(70,178)	$(82,028)
Debt modification expense	—	—	(7,939)
Loss on extinguishment of debt	(29,282)	—	(4,107)
Total other expenses, net	$(76,735)	$(70,178)	$(94,074)

Net income (loss) from continuing operations	$(25,414)	$122,360	$82,485
Income from discontinued operations (see Note 4)	956	17,687	6,182
Net income (loss)	$(24,458)	$140,047	$88,667
Net income attributable to non-controlling interest	—	(510)	—
Net income (loss) attributable to NRP	$(24,458)	$139,537	$88,667
Less: income attributable to preferred unitholders	(30,000)	(30,000)	(25,453)
Net income (loss) attributable to common unitholders and general partner	$(54,458)	$109,537	$63,214

Net income (loss) attributable to common unitholders	$(53,369)	$107,346	$61,950
Net income (loss) attributable to the general partner	(1,089)	2,191	1,264

Income (loss) from continuing operations per common unit (see Note 7)
Basic	$(4.43)	$7.35	$4.57
Diluted	(4.43)	5.90	3.68

Net income (loss) per common unit (see Note 7)
Basic	$(4.35)	$8.77	$5.06
Diluted	(4.35)	6.76	3.96

Net income (loss)	$(24,458)	$140,047	$88,667
Comprehensive income (loss) from unconsolidated investment and other	868	(149)	(1,647)
Comprehensive income (loss)	$(23,590)	$139,898	$87,020
Comprehensive income attributable to non-controlling interest	—	(510)	—
Comprehensive income (loss) attributable to NRP	$(23,590)	$139,388	$87,020

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2016	12,232	$152,309	$887	$—	$(1,666)	$151,530	$(3,394)	$148,136
Net income (1)	—	86,894	1,773	—	—	88,667	—	88,667
Distributions to common unitholders and general partner	—	(22,018)	(449)	—	—	(22,467)	—	(22,467)
Distributions to preferred unitholders	—	(17,334)	(354)	—	—	(17,688)	—	(17,688)
Issuance of warrants	—	—	—	66,816	—	66,816	—	66,816
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(1,647)	(1,647)	—	(1,647)
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard	—	69,057	1,409	—	—	70,466	—	70,466
Net income (2)	—	136,746	2,791	—	—	139,537	510	140,047
Distributions to common unitholders and general partner	—	(22,036)	(450)	—	—	(22,486)	—	(22,486)
Distributions to preferred unitholders	—	(29,660)	(605)	—	—	(30,265)	—	(30,265)
Issuance of unit-based awards	17	546	—	—	—	546	—	546
Unit-based awards amortization and vesting	—	560	—	—	—	560	—	560
Comprehensive income (loss) from unconsolidated investment and other	—	49	12	—	(149)	(88)	(51)	(139)
Balance at December 31, 2018	12,249	$355,113	$5,014	$66,816	$(3,462)	$423,481	$(2,935)	$420,546
Net loss (2)	—	(23,969)	(489)	—	—	(24,458)	—	(24,458)
Distributions to common unitholders and general partner	—	(32,487)	(663)	—	—	(33,150)	—	(33,150)
Distributions to preferred unitholders	—	(29,400)	(600)	—	—	(30,000)	—	(30,000)
Issuance of unit-based awards	12	486	—	—	—	486	—	486
Unit-based awards amortization and vesting	—	1,804	—	—	—	1,804	—	1,804
Comprehensive income (loss) from unconsolidated investment and other	—	(76)	8	—	868	800	—	800
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028

(1)
Net income includes $25.5 million attributable to preferred unitholders that accumulated during the period, of which $24.9 million is allocated to the common unitholders and $0.5 million is allocated to the general partner.

(2)
Net income (loss) includes $30.0 million attributable to preferred unitholders that accumulated during the period, of which $29.4 million is allocated to the common unitholders and $0.6 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(24,458)	$140,047	$88,667
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	14,932	21,689	23,414
Distributions from unconsolidated investment	31,850	44,453	43,354
Equity earnings from unconsolidated investment	(47,089)	(48,306)	(40,457)
Gain on asset sales and disposals	(6,498)	(2,441)	(3,545)
Debt modification expense	—	—	7,939
Loss on extinguishment of debt	29,282	—	4,107
Income from discontinued operations	(956)	(17,687)	(6,182)
Asset impairments	148,214	18,280	2,967
Bad debt expense	7,462	(62)	2,353
Unit-based compensation expense	2,361	1,434	18
Amortization of debt issuance costs and other	3,687	7,133	10,284
Change in operating assets and liabilities:
Accounts receivable	(6,035)	(6,062)	3,919
Accounts payable	(1,234)	1,138	(184)
Accrued liabilities	(3,656)	19	(7,963)
Accrued interest	(12,029)	(1,138)	(105)
Deferred revenue	(732)	19,465	(15,957)
Other items, net	2,218	320	(478)
Net cash provided by operating activities of continuing operations	$137,319	$178,282	$112,151
Net cash provided by (used in) operating activities of discontinued operations	(8)	10,641	14,988
Net cash provided by operating activities	$137,311	$188,923	$127,139

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$—	$2,097	$5,646
Proceeds from asset sales and disposals	6,500	2,449	1,151
Return of long-term contract receivables	1,743	3,061	3,010
Acquisition of mineral rights	(22)	—	—
Net cash provided by investing activities of continuing operations	$8,221	$7,607	$9,807
Net cash provided by (used in) investing activities of discontinued operations	(629)	183,021	(6,264)
Net cash provided by investing activities	$7,592	$190,628	$3,543

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017

Cash flows from financing activities
Proceeds from issuance of preferred units and warrants, net	$—	$—	$242,100
Debt borrowings	300,000	35,000	180,688
Debt repayments	(463,082)	(175,706)	(492,319)
Redemption of preferred units paid-in-kind	—	(8,844)	—
Distributions to common unitholders and general partner	(33,150)	(22,486)	(22,467)
Distributions to preferred unitholders	(30,000)	(30,265)	(8,844)
Contributions from (to) discontinued operations	(637)	195,690	5,784
Debt issuance costs and other	(26,436)	(228)	(39,091)
Net cash used in financing activities of continuing operations	$(253,305)	$(6,839)	$(134,149)
Net cash provided by (used in) financing activities of discontinued operations	637	(196,509)	(7,077)
Net cash used in financing activities	$(252,668)	$(203,348)	$(141,226)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(107,765)	$176,203	$(10,544)

Cash, cash equivalents and restricted cash of continuing operations at beginning of period	$206,030	$26,980	$39,171
Cash and cash equivalents of discontinued operations at beginning of period	—	2,847	1,200
Cash, cash equivalents and restricted cash at beginning of period	$206,030	$29,827	$40,371

Cash, cash equivalents and restricted cash at end of period	$98,265	$206,030	$29,827
Less: cash and cash equivalents of discontinued operations at end of period	—	—	(2,847)
Cash, cash equivalents and restricted cash of continuing operations at end of period	$98,265	$206,030	$26,980

Supplemental cash flow information:
Cash paid during the period for interest of continuing operations	$58,597	$64,991	$72,850
Non-cash investing and financing activities:
Issuance of 2022 Senior Notes in exchange for 2018 Senior Notes	$—	$—	$240,638

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Natural Resource Partners L.P. (the "Partnership"), a Delaware limited partnership, was formed in April 2002. The general partner of the Partnership is NRP (GP) LP ("NRP GP"), a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company. The Partnership engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Ciner Wyoming LLC ("Ciner Wyoming"), a trona ore mining and soda ash production business. The Partnership is organized into two operating segments further described in Note 8. Segment Information. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.
The Partnership’s operations are conducted through, and its operating assets are owned by, its subsidiaries. The Partnership owns its subsidiaries through one wholly owned operating company, NRP (Operating) LLC ("Opco"). NRP GP has sole responsibility for conducting the Partnership's business and for managing its operations. Because NRP GP is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on its behalf. Robertson Coal Management LLC ("RCM"), a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Subject to the Board Representation and Observation Rights Agreement with certain entities controlled by funds affiliated with The Blackstone Group Inc. (collectively referred to as "Blackstone") and affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree"), RCM is entitled to appoint the directors of the Board of Directors of GP Natural Resource Partners LLC (the "Board of Directors"). RCM has delegated the right to appoint one director to Blackstone.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Consolidated Financial Statements include the accounts of Natural Resource Partners L.P. and its wholly owned subsidiaries, as well as BRP LLC ("BRP"), a joint venture with International Paper Company controlled by the Partnership. The Partnership has an equity investment in Ciner Wyoming through which it is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities and is accounted for using the equity method. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts on the Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income (loss) or cash flows from operating, investing or financing activities.

Use of Estimates

Preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the accompanying Consolidated Balance Sheets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss) during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to coal and aggregates reserves and related cash flow estimates which are used to compute depreciation, depletion and amortization and impairments of coal and aggregates properties and related intangible assets and commitments and contingencies.

Fair Value

The Partnership discloses certain assets and liabilities using fair value as defined by authoritative guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 13. Fair Value Measurements for further details.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Cash, Cash Equivalents and Restricted Cash
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Restricted cash at December 31, 2018 included cash proceeds received from the sale of the Partnership's construction aggregates business that the Partnership used to repay debt in 2019.
Allowance for Doubtful Accounts

The Partnership records an allowance for doubtful accounts for its accounts receivables and notes receivables which it determines to be uncollectible based on the specific identification method. Receivables are written off when collection efforts are exhausted and future recovery is doubtful. The allowance for doubtful accounts receivable is included in accounts receivable, net and the allowance for doubtful accounts for notes receivable is included in prepaid expenses and other, net on the Partnership's Consolidated Balance Sheets, respectively. The allowance for doubtful accounts related to accounts receivables was $0.4 million at December 31, 2019. The allowance for doubtful accounts related to notes receivables was $1.2 million at December 31, 2019 and 2018. The Partnership recorded bad debt expense of $7.5 million, $(0.1) million and $2.4 million included in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, respectively.

Mineral Rights

Mineral rights owned and leased are recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. Coal and aggregates mineral rights are depleted on a unit-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated proven and probable tonnage therein.

Intangible Assets

The Partnership’s intangible assets consist of mineral royalty and transportation contracts that at acquisition were more favorable for the Partnership than prevailing market rates, known as above-market contracts. The estimated fair value of the above-market rate contracts are determined based on the present value of future cash flow projections related to the underlying assets acquired. Intangible assets are amortized on a unit-of-production basis by asset based upon minerals mined or transported in relation to the net book value of the intangible asset and estimated proven and probable tonnage expected to be mined or transported during the above-market contract term.

Asset Impairment

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the asset's net book value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flows compared to the asset's net book value. The Partnership believes its estimates of cash flows and discount rates are consistent with those of principal market participants.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Partnership evaluates its equity investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether potential impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment loss. The fair value of the impaired investment is based on quoted market prices (Level 1), or upon the present value of expected cash flows using discount rates believed to be consistent with those used by principal market participants (Level 3), plus market analysis of comparable assets owned by the investee, if appropriate (Level 3).

Accrued Liabilities

Included in accrued liabilities on the Partnership's Consolidated Balance Sheets at December 31, 2019 were $3.7 million of accrued employee costs and $5.0 million of other accrued liabilities, which includes property and franchise taxes and disputed well liabilities.

Revenue Recognition

Coal Royalty and Other Segment Revenues

Royalty-based leases. Approximately two-thirds of the Partnership's royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms. For these types of leases, the lessees generally make payments to NRP based on the greater of a percentage of the gross sales price or a fixed price per ton of mineral mined and sold. Most of NRP’s coal and aggregates royalty leases require the lessee to pay quarterly or annual minimum amounts, either made in advance or arrears, which are generally recoupable through actual royalty production over certain time periods that generally range from three to five years.
In accordance with previous accounting standards in effect prior to January 1, 2018, the Partnership recognized all coal and aggregates royalty revenues over the lease term based on production. The recognition of revenue from minimum payments was deferred until either recoupment through royalty production occurred or when the recoupment period expired for unrecouped minimums. In accordance with the accounting standard in effect subsequent to January 1, 2018 ("ASC 606"), management has defined NRP's coal and aggregates royalty lease performance obligation as providing the lessee the right to mine and sell NRP's coal or aggregates over the lease term. The Partnership then evaluated the likelihood that consideration NRP expected to receive from its lessees resulting from production would exceed consideration expected to be received from minimum payments over the lease term.
As a result of this evaluation, revenue recognition from the Partnership's royalty-based leases is based on either production or minimum payments as follows:

•
Production Leases: Leases for which the Partnership expects that consideration from production will be greater than consideration from minimums over the lease term. Revenue recognition for these leases is recognized over time based on production as coal royalty revenues or aggregates royalty revenues, as applicable. Deferred revenue from minimums is recognized as royalty revenues when recoupment occurs or as production lease minimum revenues when the recoupment period expires. In addition, NRP recognizes breakage revenue from minimums when NRP determines that recoupment is remote. This breakage revenue is included in production lease minimum revenues.

•
Minimum Leases: Leases for which the Partnership expects that consideration from minimums will be greater than consideration from production over the lease term. Revenue recognition for these leases is recognized straight-line over the lease term based on the minimum consideration amount as minimum lease straight-line revenues.

This evaluation is performed at the inception of the lease and only reassessed upon modification or renewal of the lease.
Oil and gas related revenues consist of revenues from royalties and overriding royalties and are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenues from those sales. Also, included within oil and gas royalty revenues are lease bonus payments, which are generally paid upon the execution of a lease. The Partnership also has overriding royalty revenue interests in coal reserves. Revenues from these interests are recognized over time based on when the coal is sold.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Wheelage revenues. Revenues related to fees collected per ton to transport foreign coal across property owned by the Partnership that is recognized over time as transportation across the property occurs.
Other revenues. Other revenues consists primarily of rental payments and surface damage fees related to certain land owned by the Partnership and is recognized straight-line over time as it is earned. Other revenues also include property tax revenues. The majority of property taxes paid on the Partnership's properties are reimbursable by the lessee and are recognized on a gross basis over time which reflects the reimbursement of property taxes by the lessee. Property taxes paid by NRP are included in operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).
Transportation and processing services revenues. The Partnership owns transportation and processing infrastructure that is leased to third parties for throughput fees. Revenue is recognized over time based on the coal tons transported over the beltlines or processed through the facilities.
Contract Modifications
Contract modifications that impact goods or services or the transaction price are evaluated in accordance with ASC 606. A majority of the Partnership's contract modifications pertain to its coal and aggregates royalty contracts and include, but are not limited to, extending the lease term, changes to royalty rates, floor prices or minimum consideration, assignment of the contract or forfeiture of recoupment rights. Consideration received in conjunction with a modification of an ongoing lease will be deferred and recognized straight-line over the remaining term of the contract. Consideration received to assign a lease to another party and related forfeited minimums will be recognized immediately upon the termination of the contract. Fees from contract modifications are recognized in lease amendment revenues within coal royalty and other revenues on the Consolidated Statements of Comprehensive Income (Loss) while modifications in royalty rates and minimums will be recognized prospectively in accordance with the above lease classification.
Contract Assets and Liabilities from Contracts with Customers
Contract assets include receivables from contracts with customers and are recorded when the right to consideration becomes unconditional. Receivables are recognized when the minimums are contractually owed, production occurs or minimums accrued for based on the passage of time.
Contract liabilities represent minimum consideration received, contractually owed or earned based on the passage of time. The current portion of deferred revenue relates to deferred revenue on minimum leases and lease amendment fees that are to be recognized as revenue on a straight-line basis over the next twelve months. The long-term portion of deferred revenue relates to deferred revenue on production leases and lease amendment fees that are to be recognized as revenue on a straight-line basis beyond the next twelve months. Due to uncertainty in the amount of deferred revenue that will be recouped and recognized as coal royalty revenues from its production leases over the next twelve months, the Partnership is unable to estimate the current portion of deferred revenue.
Equity in Earnings of Ciner Wyoming

The Partnership accounts for non-marketable equity investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. The Partnership's 49% investment in Ciner Wyoming is accounted for using this method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and distributions. The basis difference between the investment and the proportional share of investee's net assets is attributed to net tangible assets and is amortized over its estimated useful life. The carrying value in Ciner Wyoming is recognized in equity in unconsolidated investment on the Partnership's Consolidated Balance Sheets. The Partnership's adjusted share of the earnings or losses of Ciner Wyoming and amortization of the basis difference is recognized in equity in earnings of Ciner Wyoming on the Consolidated Statements of Comprehensive Income (Loss). The Partnership decreases its investment for its proportional share of distributions received from Ciner Wyoming. These cash flows are reported utilizing the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as operating cash inflows unless the cumulative distributions received exceed the Partnership's cumulative equity in earnings. The excess of cumulative distributions received over the Partnership's cumulative equity in earnings are considered returns of investment and classified as investing cash inflows.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Property Taxes

The Partnership is responsible for paying property taxes on the properties it owns. Typically, the lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties. The payment of and reimbursement of property taxes is included in operating and maintenance expenses and in coal royalty and other revenues, respectively, on the Consolidated Statements of Comprehensive Income (Loss).
Transportation Revenues and Expenses

The Partnership records transportation and processing revenues and pays transportation and processing costs to an affiliate of Foresight Energy LP to operate equipment on behalf of the Partnership. The revenues and expenses related to these transactions are recorded as transportation and processing services revenues and operating and maintenance expenses, respectively, on the Consolidated Statements of Comprehensive Income (Loss). See Note 14. Related Party Transactions for more information.

Unit-Based Compensation

The Partnership has awarded unit-based compensation in the form of equity-based awards and phantom units. Compensation cost is measured at the grant date for equity-classified awards and remeasured each reporting period for liability-classified awards based on the fair value of an award and is recognized over the service period, which is generally the vesting period. Forfeitures are recognized as they occur. Unit-based compensation expense for all awards is recognized in general and administrative expenses and operating and maintenance expenses on the Consolidated Statements of Comprehensive Income (Loss). See Note 17. Unit-Based Compensation for more information.

Deferred Financing Costs

Deferred financing costs consist of legal and other costs related to the issuance of the Partnership’s debt. These costs are amortized over the term of the respective line-of-credit or debt arrangements. Deferred financing costs related to the Partnership's revolving credit facility are included in other assets, net on the Partnership's Consolidated Balance Sheets. Deferred financing costs related to the Partnership's note agreements are included as a direct deduction from the carrying amount of the debt liability in current portion of long-term debt, net or long-term debt, net on the Partnership's Consolidated Balance Sheets.

Income Taxes

The Partnership is not subject to federal or material state income taxes as the unitholders are taxed individually on their allocable share of taxable income. Net income (loss) for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities. In the event of an examination of the Partnership’s tax return, the tax liability of the unitholders could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.

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
The Partnership is a lessee in one lease that is accounted for as an operating lease under the new lease standard, and the adoption of the new lease standard did not have a material impact to the Partnership's Consolidated Financial Statements. For lease agreements entered into or reassessed after the adoption of ASC 842, the Partnership elected to not combine lease and non-lease components. See Note 19. Leases for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Recently Issued Accounting Standards
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new standard replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The guidance is effective for annual and interim periods beginning after December 15, 2019 and is to be adopted using a modified retrospective approach. As a result of implementation of the new standard the Partnership expects to record an approximate $5 million reduction of its financial assets and a corresponding decrease in Partners' Capital on January 1, 2020. NRP does not expect this standard to have a material effect on its Consolidated Financial Statements subsequent to adoption.
3.    Revenues from Contracts with Customers
The following table represents the Partnership's Coal Royalty and Other segment revenues by major source:

	Year Ended December 31,
(In thousands)	2019	2018
Coal royalty revenues	$109,612	$129,341
Production lease minimum revenues	24,068	8,207
Minimum lease straight-line revenues	14,910	2,362
Property tax revenues	6,287	5,422
Wheelage revenues	5,880	6,484
Coal overriding royalty revenues	13,496	13,878
Lease amendment revenues	7,991	—
Aggregates royalty revenues	4,265	4,739
Oil and gas royalty revenues	3,031	6,608
Other revenues	1,529	1,837
Coal royalty and other revenues (1)	$191,069	$178,878
Transportation and processing services revenues (2)	19,279	23,887
Total Coal royalty and Other segment revenues	$210,348	$202,765

(1)	Coal royalty and other revenues from contracts with customers as defined under ASC 606.

(2)
Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $9.6 million and $13.2 million for the year ended December 31, 2019 and 2018, respectively. The remaining transportation and processing services revenues of $9.7 million and $10.7 million for the year ended December 31, 2019 and 2018, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 18. Financing Transaction and Note 19. Leases for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	December 31,
(In thousands)	2019	2018
Receivables
Accounts receivable, net	$27,915	$29,001
Prepaid expenses and other (1)	90	2,483

Contract liabilities
Current portion of deferred revenue	$4,608	$3,509
Deferred revenue	47,213	49,044

(1)	Prepaid expenses and other includes notes receivable from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	Year Ended December 31,
(In thousands)	2019	2018
Balance at end of prior period (current and non-current)	$52,553	$100,605
Cumulative adjustment for change in accounting principle	—	(65,591)
Balance at beginning of period (current and non-current)	$52,553	$35,014
Increase due to minimums and lease amendment fees	47,038	37,781
Recognition of previously deferred revenue	(47,770)	(20,242)
Balance at end of period (current and non-current)	$51,821	$52,553

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows (in thousands):

Lease Term (1)	Weighted Average Remaining Years as of December 31, 2019	Annual Minimum Payments (2)
0 - 5 years	2.3	$13,812
5 - 10 years	6.2	9,718
10+ years	11.9	44,757
Total	9.1	$68,287

(1)	Lease term does not include renewal periods.

(2)	Annual minimum payments do not include $5.0 million from a coal infrastructure lease that is accounted for as a financing transaction. See Note 18. Financing Transaction for additional information.
4.    Discontinued Operations

In December 2018, the Partnership sold VantaCore Partners LLC, its construction aggregates materials business for $205 million, before customary purchase price adjustments and transaction expenses, and recorded a gain of $13.1 million, and in July 2016, the Partnership sold its non-operated oil and gas working interest assets. The Partnership's exit from both its construction aggregates business and non-operated oil and gas working interest business represented strategic shifts to reduce debt and focus on its Coal Royalty and Other and Soda Ash business segments. As a result, the Partnership classified the assets and liabilities, operating results and cash flows of these businesses as discontinued operations on its Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for all periods presented.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations on the Consolidated Balance Sheets:

	December 31,
	2019			2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total	Construction Aggregates	NRP Oil and Gas	Total
ASSETS
Current assets
Accounts receivable, net	$—	$1,706	$1,706	$5	$988	$993
Total assets of discontinued operations	$—	$1,706	$1,706	$5	$988	$993

LIABILITIES
Current liabilities
Accounts payable	$42	$—	$42	$181	$—	$181
Accrued liabilities	23	—	23	766	—	766
Total liabilities of discontinued operations	$65	$—	$65	$947	$—	$947

The following tables present summarized financial results of the Partnership's discontinued operations on the Consolidated Statements of Comprehensive Income (Loss):

	For the Year Ended December 31, 2019
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Oil and gas	$—	$2	$2
Gain on asset sales and disposals	280	—	280
Total revenues and other income	$280	$2	$282

Operating expenses
Operating and maintenance expenses	$27	$16	$43
Total operating expenses	$27	$16	$43

Other income	$—	$717	$717
Income from discontinued operations	$253	$703	$956

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the Year Ended December 31, 2018
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Construction aggregates	$116,066	$—	$116,066
Road construction and asphalt paving services	18,400	—	18,400
Oil and gas	—	(3)	(3)
Gain on asset sales and disposals	13,414	—	13,414
Total revenues and other income	$147,880	$(3)	$147,877

Operating expenses
Operating and maintenance expenses	$117,568	$134	$117,702
Depreciation, depletion and amortization	12,218	—	12,218
Asset impairments	232	—	232
Total operating expenses	$130,018	$134	$130,152

Interest expense	$(38)	$—	$(38)
Income (loss) from discontinued operations	$17,824	$(137)	$17,687

	For the Year Ended December 31, 2017
(In thousands)	Construction Aggregates	NRP Oil and Gas	Total
Revenues and other income
Construction aggregates	$112,970	$—	$112,970
Road construction and asphalt paving services	18,411	—	18,411
Oil and gas	—	38	38
Gain (loss) on asset sales and disposals	311	(289)	22
Total revenues and other income	$131,692	$(251)	$131,441

Operating expenses
Operating and maintenance expenses	$111,633	$290	$111,923
Depreciation, depletion and amortization	12,579	—	12,579
Asset impairments	64	—	64
Total operating expenses	$124,276	$290	$124,566

Interest expense	$(693)	$—	$(693)
Income (loss) from discontinued operations	$6,723	$(541)	$6,182

Capital expenditures related to the Partnership's discontinued operations were $10.9 million and $7.6 million during the years ended December 31, 2018 and 2017, respectively, of which $0.9 million and $0.3 million were funded with accounts payable or accrued liabilities during 2018 and 2017, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

5. Class A Convertible Preferred Units and Warrants

On March 2, 2017, NRP issued $250 million of Class A Convertible Preferred Units representing limited partner interests in NRP (the "preferred units") to certain entities controlled by funds affiliated with The Blackstone Group Inc. (collectively referred to as "Blackstone") and certain affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree") (together the "preferred purchasers") pursuant to a Preferred Unit and Warrant Purchase Agreement. NRP issued 250,000 preferred units to the preferred purchasers at a price of $1,000 per preferred unit (the "per unit purchase price"), less a 2.5% structuring and origination fee. The preferred units entitle the preferred purchasers to receive cumulative distributions at a rate of 12% of the purchase price per year, up to one half of which NRP may pay in additional preferred units (such additional preferred units, the "PIK units"). The preferred units have a perpetual term, unless converted or redeemed as described below.

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

After March 2, 2022 and prior to March 2, 2025, the holders of the preferred units may elect to convert up to 33% of the outstanding preferred units in any 12-month period into common units if the volume weighted average trading price of our common units (the "VWAP") for the 30 trading days immediately prior to date notice is provided is greater than $51.00. In such case, the number of common units to be issued upon conversion would be equal to the per unit purchase price plus the value of any accrued and unpaid distributions divided by an amount equal to a 7.5% discount to the VWAP for the 30 trading days immediately prior to the notice of conversion. Rather than have the preferred units convert to common units in accordance with the provisions of this paragraph, NRP would have the option to elect to redeem the preferred units proposed to be converted for cash at a price equal to the per unit purchase price plus the value of any accrued and unpaid distributions.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

At the closing, pursuant to the Board Representation and Observation Rights Agreement, the Preferred Purchasers received certain board appointment and observation rights, and Blackstone appointed one director and one observer to the Board of Directors.

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

Accounting for the Preferred Units and Warrants

Classification

The preferred units are accounted for as temporary equity on NRP's Consolidated Balance Sheets due to certain contingent redemption rights that may be exercised at the election of preferred purchasers. The warrants are accounted for as equity on NRP's Consolidated Balance Sheets.

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

Activity related to the preferred units is as follows:

(In thousands, except unit data)	Units Outstanding	Financial Position
Balance at December 31, 2016	—	$—
Issuance of preferred units, net	250,000	164,587
Distribution paid-in-kind	8,844	8,844
Balance at December 31, 2017	258,844	$173,431
Redemption of PIK units	(8,844)	(8,844)
Balance at December 31, 2018 and 2019	250,000	$164,587

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

Income (loss) available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income (loss) available to common unitholders and the general partner by $30.0 million during the years ended December 31, 2019 and 2018 and $25.5 million during the year ended December 31, 2017 as a result of accumulated preferred unit distributions earned during the period. During the three months ended March 31, 2018, the Partnership redeemed all of the outstanding PIK units, which resulted in an $8.8 million cash payment during the period. This $8.8 million cash payment is not included in the table below.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the distributions declared and paid to common and preferred unitholders during the years ended December 31, 2019, 2018 and 2017, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2019
February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500
May 2019	January 1 - March 31, 2019	0.45	5,630	30.00	7,500
May 2019 (2)	Special Distribution	0.85	10,635	—	—
August 2019	April 1 - June 30, 2019	0.45	5,630	30.00	7,500
November 2019	July 1 - September 30, 2019	0.45	5,630	30.00	7,500

2018
February 2018	October 1 - December 31, 2017	$0.45	$5,617	$30.00	$7,765
May 2018	January 1 - March 31, 2018	0.45	5,623	30.00	7,500
August 2018	April 1 - June 30, 2018	0.45	5,623	30.00	7,500
November 2018	July 1 - September 30, 2018	0.45	5,623	30.00	7,500

2017
February 2017	October 1 - December 31, 2016	$0.45	$5,615	$—	$—
May 2017	January 1 - March 31, 2017	0.45	5,619	5.00	2,500
August 2017	April 1 - June 30, 2017	0.45	5,616	15.00	7,538
November 2017	July 1 - September 30, 2017	0.45	5,617	15.00	7,650

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.

(2)	The special distribution of $0.85 per common unit was made to cover the common unitholders’ tax liability resulting from the sale of NRP’s construction aggregates business in December 2018.
7. Net Income (Loss) Per Common Unit

Basic net income (loss) per common unit is computed by dividing net income (loss), after considering income attributable to non-controlling interest, preferred unitholders and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income (loss) per common unit includes the effect of NRP's preferred units, warrants, and unvested unit-based awards if the inclusion of these items is dilutive.
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net loss per common unit for the year ended December 31, 2019 did not include the assumed conversion of the preferred units because the impact would have been anti-dilutive. The calculation of diluted net income (loss) per common unit for the years ended December 31, 2018 and 2017 included the assumed conversion of the preferred units.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. Due to NRP's net loss during the year ended December 31, 2019, the dilutive effect of the warrants were not included as the impact would have been anti-dilutive. The calculation of the dilutive effect of the warrants for the years ended December 31, 2018 and 2017 included the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 but did not include the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following tables reconcile the numerators and denominators of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	Year Ended December 31,
(In thousands, except per unit data)	2019	2018	2017
Allocation of net income (loss)
Net income (loss) from continuing operations	$(25,414)	$122,360	$82,485
Less: net income attributable to non-controlling interest	—	(510)	—
Less: income attributable to preferred unitholders	(30,000)	(30,000)	(25,453)
Net income (loss) from continuing operations attributable to common unitholders and general partner	$(55,414)	$91,850	$57,032
Add (less): net loss (income) from continuing operations attributable to the general partner	1,108	(1,837)	(1,141)
Net income (loss) from continuing operations attributable to common unitholders	$(54,306)	$90,013	$55,891

Net income from discontinued operations	$956	$17,687	$6,182
Less: net income from discontinued operations attributable to the general partner	(19)	(354)	(123)
Net income from discontinued operations attributable to common unitholders	$937	$17,333	$6,059

Net income (loss)	$(24,458)	$140,047	$88,667
Less: net income attributable to non-controlling interest	—	(510)	—
Less: income attributable to preferred unitholders	(30,000)	(30,000)	(25,453)
Net income (loss) attributable to common unitholders and general partner	$(54,458)	$109,537	$63,214
Add (less): net loss (income) attributable to the general partner	1,089	(2,191)	(1,264)
Net income (loss) attributable to common unitholders	$(53,369)	$107,346	$61,950

Basic income (loss) per common unit
Weighted average common units—basic	12,260	12,244	12,232
Basic net income (loss) from continuing operations per common unit	$(4.43)	$7.35	$4.57
Basic net income from discontinued operations per common unit	$0.08	$1.42	$0.50
Basic net income (loss) per common unit	$(4.35)	$8.77	$5.06

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	Year Ended December 31,
(In thousands, except per unit data)	2019	2018	2017
Diluted income (loss) per common unit
Weighted average common units—basic	12,260	12,244	12,232
Plus: dilutive effect of preferred units	—	7,479	9,418
Plus: dilutive effect of warrants	—	511	300
Plus: dilutive effect of unvested unit-based awards	—	—	—
Weighted average common units—diluted	12,260	20,234	21,950

Net income (loss) from continuing operations	$(25,414)	$122,360	$82,485
Less: net income attributable to non-controlling interest	—	(510)	—
Less: net income attributable to preferred unitholders	(30,000)	—	—
Diluted net income (loss) from continuing operations attributable to common unitholders and general partner	$(55,414)	$121,850	$82,485
Add (less): net loss (income) from continuing operations attributable to the general partner	1,108	(2,437)	(1,650)
Diluted net income (loss) from continuing operations attributable to common unitholders	$(54,306)	$119,413	$80,835

Diluted net income from discontinued operations attributable to common unitholders	$937	$17,333	$6,059

Net income (loss)	$(24,458)	$140,047	$88,667
Less: net income attributable to non-controlling interest	—	(510)	—
Less: net income attributable to preferred unitholders	(30,000)	—	—
Diluted net income (loss) attributable to common unitholders and general partner	$(54,458)	$139,537	$88,667
Add (less): diluted net loss (income) attributable to the general partner	1,089	(2,791)	(1,773)
Diluted net income (loss) attributable to common unitholders	$(53,369)	$136,746	$86,894

Diluted net income (loss) from continuing operations per common unit	$(4.43)	$5.90	$3.68
Diluted net income from discontinued operations per common unit	$0.08	$0.86	$0.28
Diluted net income (loss) per common unit	$(4.35)	$6.76	$3.96

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Segment Information

The Partnership's segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. and that are managed accordingly. NRP has the following two operating segments:

Coal Royalty and Other—consists primarily of coal royalty properties and coal-related transportation and processing assets. Other assets include industrial mineral royalty properties, aggregates royalty properties, oil and gas royalty properties and timber. The Partnership's coal reserves are primarily located in Appalachia, the Illinois Basin and the Northern Powder River Basin in the United States. The Partnership's industrial minerals and aggregates properties are located in various states across the United States. The Partnership's oil and gas royalty assets are primarily located in Louisiana and its timber assets are primarily located in West Virginia.
Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining operation and soda ash refinery in the Green River Basin of Wyoming. Ciner Resources LP, the Partnership's operating partner, mines the trona, processes it into soda ash, and distributes the soda ash both domestically and internationally to the glass and chemicals industries.
Direct segment costs and certain other costs incurred at the corporate level that are identifiable and that benefit the Partnership's segments are allocated to the operating segments accordingly. These allocated costs generally include salaries and benefits, insurance, property taxes, legal, royalty, information technology and shared facilities services and are included in operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment and are included in general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Year Ended December 31, 2019
Revenues	$210,348	$47,089	$—	$257,437
Gain on asset sales and disposals	6,498	—	—	6,498
Operating and maintenance expenses	32,489	249	—	32,738
Depreciation, depletion and amortization	14,932	—	—	14,932
General and administrative expenses	—	—	16,730	16,730
Asset impairments	148,214	—	—	148,214
Other expenses, net	—	—	76,735	76,735
Net income (loss) from continuing operations	21,211	46,840	(93,465)	(25,414)
Income from discontinued operations	—	—	—	956
As of December 31, 2019
Total assets of continuing operations	$817,768	$263,080	$3,353	$1,084,201
Total assets of discontinued operations	—	—	—	1,706

For the Year Ended December 31, 2018
Revenues	$202,765	$48,306	$—	$251,071
Gain on litigation settlement	25,000	—	—	25,000
Gain on asset sales and disposals	2,441	—	—	2,441
Operating and maintenance expenses	29,509	—	—	29,509
Depreciation, depletion and amortization	21,689	—	—	21,689
General and administrative expenses	—	—	16,496	16,496
Asset impairments	18,280	—	—	18,280
Other expenses, net	—	—	70,178	70,178
Net income (loss) from continuing operations	160,728	48,306	(86,674)	122,360
Income from discontinued operations	—	—	—	17,687
As of December 31, 2018
Total assets of continuing operations	$986,680	$247,051	$106,923	$1,340,654
Total assets of discontinued operations	—	—	—	993

For the Year Ended December 31, 2017
Revenues	$202,323	$40,457	$—	$242,780
Gain on asset sales and disposals	3,545	—	—	3,545
Operating and maintenance expenses	24,883	—	—	24,883
Depreciation, depletion and amortization	23,414	—	—	23,414
General and administrative expenses	—	—	18,502	18,502
Asset impairments	2,967	—	—	2,967
Other expenses, net	—	—	94,074	94,074
Net income (loss) from continuing operations	154,604	40,457	(112,576)	82,485
Income from discontinued operations	—	—	—	6,182

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9.    Equity Investment

The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Balance at beginning of period	$247,051	$245,433	$255,901
Income allocation to NRP’s equity interests (1)	52,016	53,095	44,846
Amortization of basis difference	(4,927)	(4,789)	(4,389)
Other comprehensive income (loss)	790	(138)	(1,925)
Distribution	(31,850)	(46,550)	(49,000)
Balance at end of period	$263,080	$247,051	$245,433

(1)
Includes reclassifications of accumulated other comprehensive loss to income allocation to NRP equity interest of $0.6 million, $0.5 million and $0.7 million for the year ended December 31, 2019, 2018 and 2017, respectively.

The difference between the amount at which the investment in Ciner Wyoming is carried and the amount of underlying equity in Ciner Wyoming's net assets was $135.8 million and $140.8 million as of December 31, 2019 and 2018, respectively. This excess basis relates to property, plant and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over 28 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.
The following table represents summarized financial information for Ciner Wyoming as derived from their respective financial statements for the years ended December 31, 2019, 2018, and 2017:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Net sales	$522,843	$486,759	$497,340
Gross profit	131,712	104,053	114,202
Net income	106,155	108,357	91,523
The financial position of Ciner Wyoming is summarized as follows:

	December 31,
(In thousands)	2019	2018
Current assets	$170,696	$138,080
Noncurrent assets	282,387	252,743
Current liabilities	55,339	64,012
Noncurrent liabilities	138,087	109,921

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

10.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	December 31,
	2019			2018
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$981,352	$(420,448)	$560,904	$1,164,845	$(451,210)	$713,635
Aggregates properties	41,486	(13,357)	28,129	24,920	(11,814)	13,106
Oil and gas royalty properties	12,395	(7,887)	4,508	12,395	(7,632)	4,763
Other	13,156	(1,601)	11,555	13,158	(1,550)	11,608
Total mineral rights, net	$1,048,389	$(443,293)	$605,096	$1,215,318	$(472,206)	$743,112

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $12.1 million, $17.0 million and $20.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Sales of Mineral Rights

During the year ended December 31, 2019, the Partnership recorded a gain of $6.5 million included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income (Loss) primarily related to the disposal of certain coal mineral rights with a $0 net book value. During the years ended December 31, 2018 and 2017, the Partnership recorded a cumulative gain of $2.4 million and $3.5 million, respectively, included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income (Loss) related to sales of multiple mineral reserves.
Impairment of Mineral Rights

During the years ended December 31, 2019, 2018 and 2017, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded non-cash impairment expense included in asset impairments on the Consolidated Statements of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Coal properties (1)	$125,806	$5,259	$595
Aggregates and timber royalty properties (2)	103	13,021	2,372
Total	$125,909	$18,280	$2,967

(1)
The Partnership recorded $125.8 million of impairment expense during the year ended December 31, 2019 primarily due to deterioration in thermal coal markets, lessee capital constraints, thermal coal lease terminations, and expectations of further reductions in global and domestic thermal coal demand due to low natural gas prices and continued pressure on the electric power generation industry over emissions and climate change, resulting in reductions in expected cash flows (combination of lower expected coal sales volumes, sales prices, minimums and/or life of mine assumptions) on certain of our coal properties. During the year ended December 31, 2019, the Partnership recorded $36.0 million to fully impair certain coal properties. In addition, NRP recorded $89.8 million of impairment expense on coal royalty properties with $97 million of net book value, resulting in a fair value of $7.2 million at December 31, 2019. The fair value of the impaired assets at December 31, 2019 was calculated using a discount rate of 15%. The Partnership recorded $5.3 million of coal property impairments during the year ended December 31, 2018 primarily as a result of lease terminations, of which it recorded $5.0 million of impairment expense to fully impair certain coal properties during the three months ended December 31, 2018. The Partnership recorded $0.6 million of coal property impairments during the year ended December 31, 2017. NRP compared the net book value of its coal properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted future cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flows from coal sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

(2)
The Partnership recorded $0.1 million of aggregates royalty property impairments during the year ended December 31, 2019. During the three months ended December 31, 2018, the Partnership recorded $13.0 million of impairment expense related to an aggregates property that the Partnership owns and leases to its former construction aggregates business, which mines, produces and sells the aggregates. The fair value of the impaired asset was reduced to $2.3 million at December 31, 2018 using a discount rate of 11%. The Partnership recorded $2.4 million of aggregates and timber royalty properties impairments during the year ended December 31, 2017. NRP compared the net book value of its aggregates and timber properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flows from aggregates and timber sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

11.    Intangible Assets, Net

The Partnership's intangible assets consist of above-market coal royalty and related transportation contracts with subsidiaries of Foresight Energy pursuant to which the Partnership receives royalty payments for coal sales and throughput fees for the transportation and processing of coal. The Partnership's intangible assets included on its Consolidated Balance Sheets are as follows:

	December 31,
(In thousands)	2019	2018
Intangible assets at cost	$53,878	$81,109
Less: accumulated amortization	(36,191)	(38,596)
Total intangible assets, net	$17,687	$42,513
Amortization expense included in depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income (Loss) was $2.5 million, $4.3 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
During the year ended December 31, 2019, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its above-market contracts exceed future cash flows from those assets and recorded a non-cash impairment expense of $22.3 million to fully impair these assets. These impairments are included in asset impairments on the Partnership's Consolidated Statements of Comprehensive Income (Loss) and resulted from deterioration in thermal coal markets, lessee capital constraints, and expectations of further reductions in global and domestic thermal coal demand due to low natural gas prices and continued pressure on the electric power generation industry over emissions and climate change, resulting in reductions in expected cash flows (combination of lower expected coal sales volumes, sales prices and/or life of mine assumptions) on certain of our intangible assets.
The estimates of amortization expense for the years ended December 31, as indicated below, are based on current mining plans and are subject to revision as those plans change in future periods.

(In thousands)	Estimated Amortization Expense
2020	$508
2021	913
2022	738
2023	765
2024	1,006

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

12.    Debt, Net

The Partnership's debt consists of the following:

	December 31,
(In thousands)	2019	2018
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025 issued at par ("2025 Senior Notes")	$300,000	$—
10.500% senior notes, with semi-annual interest payments in March and September, due March 2022, $241 million issued at par and $105 million issued at 98.75% ("2022 Senior Notes")	—	345,638
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
8.38% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2019	$—	$21,319
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	6,780	15,290
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	9,458	13,414
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	24,016	37,195
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	63,423	89,529
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	20,059	27,185
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	79,945	107,013
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	20,375	30,555
Total Opco Senior Notes	$224,056	$341,500
Total debt at face value	$524,056	$687,138
Net unamortized debt discount	—	(1,266)
Net unamortized debt issuance costs	(7,858)	(13,114)
Total debt, net	$516,198	$672,758
Less: current portion of long-term debt	(45,776)	(115,184)
Total long-term debt, net	$470,422	$557,574

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
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of December 31, 2019, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
2022 Senior Notes
During the second quarter of 2019, the Partnership redeemed the 2022 Senior Notes at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. In connection with the early redemption, the Partnership paid an $18.1 million call premium and also wrote off $10.4 million of unamortized debt issuance costs and debt discount. These expenses are included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2018, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2022 Senior Notes.
Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of December 31, 2019 and 2018, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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

As of December 31, 2019, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility during the year ended December 31, 2018 was 6.23%. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty.

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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $399.7 million and $548.9 million classified as mineral rights, net and other assets, net on the Partnership’s Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than NRP Trona LLC (which owns a 49% non-controlling equity interest in Ciner Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, and (4) certain of Opco’s coal-related infrastructure assets.
Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of December 31, 2019 and 2018, the Opco Senior Notes had cumulative principal balances of $224.1 million and $341.5 million, respectively. Opco made mandatory principal payments on the Opco Senior Notes of $117.4 million, $80.7 million and $80.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. The payments made during the year ended December 31, 2019 included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business.
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

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through December 31, 2019.

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

Consolidated Principal Payments

The consolidated principal payments due are set forth below:

	NRP LP	Opco
(In thousands)	Senior Notes	Senior Notes	Credit Facility	Total
2020	$—	$46,176	$—	$46,176
2021	—	39,396	—	39,396
2022	—	39,396	—	39,396
2023	—	39,396	—	39,396
2024	—	31,028	—	31,028
Thereafter	300,000	28,664	—	328,664
	$300,000	$224,056	$—	$524,056
13.    Fair Value Measurements

Fair Value of Financial Assets and Liabilities

The Partnership’s financial assets and liabilities consist of cash and cash equivalents, restricted cash, contract receivable and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value due to their short-term nature. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2019 or 2018. The Partnership uses available market data and valuation methodologies to estimate the fair value of its debt and contract receivable.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the carrying amount and estimated fair value of the Partnership's debt and contract receivable:

		December 31,
		2019		2018
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$294,084	$269,250	$—	$—
NRP 2022 Senior Notes	1	—	—	334,024	356,871
Opco Senior Notes	3	222,114	201,090	338,734	352,599
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable (current and long-term)	3	$38,945	$33,460	$40,776	$34,704

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of December 31, 2019 and 2018.
Fair Value of Non-Financial Assets
The Partnership discloses or recognizes its non-financial assets, such as impairments of coal and aggregates properties and other assets, at fair value on a nonrecurring basis. Refer to Note 10. Mineral Rights, Net and Note 11. Intangible Assets, Net for additional disclosures related to the fair value associated with the impaired assets.
14.    Related Party Transactions

Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of NRP. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and Western Pocahontas Properties Limited Partnership ("WPPLP"), affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. These QMC and WPPLP employee management service costs are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). NRP also reimburses overhead costs incurred by its affiliates to manage the Partnership's business. These overhead costs include certain rent, information technology, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s general partner and its affiliates and are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Operating and maintenance expenses	$6,436	$6,170	$6,184
General and administrative expenses	3,548	3,658	4,989

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Partnership had accounts payable to QMC of $0.4 million and $0.5 million on its Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively and $0.1 million of accounts payable to WPPLP as of December 31, 2019.
During the years ended December 31, 2019, 2018 and 2017, the Partnership recognized $4.0 million, $5.4 million and $1.5 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP. At December 31, 2019 and 2018, the Partnership had $0.1 million and $1.4 million, respectively of accounts payable on its Consolidated Balance Sheets to WPPLP for this agreement.
Industrial Minerals Group LLC
Corbin J. Robertson, III, a Director of GP Natural Resource Partners LLC, owns a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases two of NRP's coal royalty properties in Central Appalachia. Coal royalty related revenues from Industrial Minerals totaled $1.7 million, $0.8 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Partnership had accounts receivable from Industrial Minerals of $0.7 million and $0.1 million on its Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.
Quinwood Coal Company Royalty

In May 2017, a subsidiary of Alpha Natural Resources assigned two coal leases with us to Quinwood Coal Company ("Quinwood"), an entity wholly owned by Corbin J. Robertson III. Coal related revenues from Quinwood totaled $0.2 million, $0.0 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Quintana Capital Group GP, Ltd.

Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At December 31, 2019, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that was one of the Partnership’s lessees in Tennessee. During the second quarter of 2018, Corsa assigned its lease with NRP to a third party and is no longer deemed a related party as of such date. Coal related revenues from Corsa totaled $0.5 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively.
Cline Affiliates and Foresight Energy

Mr. Chris Cline, both individually and through another affiliate, Adena Minerals, LLC ("Adena"), owned a 31% interest in NRP (GP) LP, NRP's general partner ("NRP GP"), through May 9, 2017. On May 9, 2017, Adena sold its 31% limited partner interest in NRP GP to Great Northern Properties Limited Partnership (“GNPLP”) and WPPLP (the “Adena Sale”). GNPLP and WPPLP are companies controlled by Corbin J. Robertson, the Chairman and Chief Executive Officer of GP Natural Resource Partners LLC (the general partner of NRP GP) (“GP LLC”). Upon closing of this transaction, NRP no longer considers the various companies affiliated with Chris Cline, including Foresight Energy to be affiliates of NRP. As a result, all transactions (including revenues, expenses and cash flows) after May 9, 2017 with the various companies affiliated with Chris Cline, including Foresight Energy, are considered to be third-party transactions.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Revenues and expenses related to transactions with Foresight Energy are included on the Partnership's Consolidated Statements of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Revenues:
Coal royalty and other (1)	$39,755	$30,777	$49,967
Transportation and processing services (2)	19,168	23,818	20,522
Total	$58,923	$54,595	$70,489

Operating and maintenance expenses (3)	$1,329	$1,761	$1,518

(1)	Included in 2017 coal royalty and other revenues was $21.2 million of related party revenues earned from Foresight Energy prior to May 9, 2017.

(2)	Included in 2017 transportation and processing services revenues was $6.0 million of related party revenues earned from Foresight Energy prior to May 9, 2017.

(3)	Included in 2017 operating and maintenance expenses was $0.5 million of related party expenses incurred from Foresight Energy prior to May 9, 2017.

Coal Royalty and Other Revenues

Various subsidiaries of Foresight Energy lease coal reserves from the Partnership. In addition, NRP owns a contractual overriding royalty interest at Foresight Energy's Sugar Camp mine in the Illinois Basin which provides for payments based upon production from specific tons at Foresight Energy's Sugar Camp operations on certain reserves owned by another affiliate of Chris Cline. Revenues related to these transactions are included in coal royalty and other revenues on the Partnership's Consolidated Statements of Comprehensive Income (Loss).

Transportation and Processing Services Revenues and Expenses

The Partnership owns transportation and processing infrastructure related to certain of its coal properties, including loadout and other transportation assets at Foresight Energy's Williamson and Macoupin mines in the Illinois Basin, for which it collects throughput fees. These fees are included in transportation and processing services revenues on the Partnership's Consolidated Statements of Comprehensive Income (Loss).

NRP is responsible for operating and maintaining the rail loadout transportation assets at the Williamson mine and subcontracts the operating responsibilities to a subsidiary of Foresight Energy. Expenses related to these operations are included in operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).

In addition, NRP owns rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight Energy LP. While the Partnership owns coal reserves at the Williamson and Macoupin mines, it does not own coal reserves at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight Energy and NRP collects minimums and throughput fees, which are considered a return of a financing receivable or included in transportation and processing services revenues on the Partnership's Consolidated Statements of Comprehensive Income (Loss). See Note 18. Financing Transaction for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

15.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Year Ended December 31,
	2019		2018		2017
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$58,923	22.9%	$54,595	21.7%	$70,489	29.0%
Contura Energy (1) (2)	40,743	15.8%	24,580	9.8%	20,172	8.3%

(1)	Revenues from Foresight Energy and Contura Energy are included within the Partnership's Coal Royalty and Other segment.

(2)
In the fourth quarter of 2018, Contura Energy and Alpha Natural Resources merged. Revenues during the year ended December 31, 2019 relate to the combined company, while revenues during the year ended December 31, 2018 do not include revenues from Alpha Natural Resources until the date of the merger. Revenues during the year ended December 31, 2017 do not include revenues from Alpha Natural Resources.

16.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations. During 2019, NRP was also involved in the legal proceeding described below.

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
In November 2019, the trial court ruled in NRP’s favor in all respects, including that the internal restructuring that occurred did not trigger an acceleration of the contingent purchase price payment obligation under the purchase agreement with Anadarko.  Accordingly, the trial court ordered that Anadarko take nothing. Anadarko did not appeal the trial court's ruling, and this case is concluded with no liability to the Partnership.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Environmental Compliance
The operations the Partnership’s lessees conduct on its properties, as well as the industrial minerals, aggregates and oil and gas operations in which the Partnership has interests, are subject to federal and state environmental laws and regulations. See "Items 1. and 2. Business and Properties—Regulation and Environmental Matters." As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership makes regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. The Partnership believes that its lessees will be able to comply with existing regulations and does not expect that any lessee’s failure to comply with environmental laws and regulations will have a material impact on the Partnership’s financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on the Partnership related to its properties for the period ended December 31, 2019. The Partnership is not associated with any material environmental contamination that may require remediation costs. However, the Partnership’s lessees are required to conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, the Partnership is not responsible for the costs associated with these reclamation operations.
As a former owner of the working interests in oil and natural gas operations, the Partnership is responsible for its proportionate share of any losses and liabilities, including environmental liabilities, arising from uninsured and underinsured events during the period it was an owner.

17.    Unit-Based Compensation

2017 Long-Term Incentive Plan
In December 2017, the 2017 Long-Term Incentive Plan (the “2017 LTIP”) was approved and it became effective in January 2018. The 2017 LTIP authorizes 800,000 common units that are available for delivery by the Partnership pursuant to awards under the plan. The term is 10 years from the date of approval of the Board of Directors or, if earlier, the date the 2017 LTIP is terminated by the Board of Directors or the committee appointed by the Board of Directors to administer the 2017 LTIP, or the date all available common units available have been delivered. Common units delivered pursuant to the 2017 LTIP will consist, in whole or part, of (i) common units acquired in the open market, (ii) common units acquired from the Partnership (including newly issued units), any of our affiliates or any other person or (iii) any combination of the foregoing.
Employees, consultants and non-employee directors of the Partnership, the General Partner, GP LLC and their affiliates are generally eligible to receive awards under the 2017 LTIP. The 2017 LTIP provides for the issuance of a variety of equity-based grants, including grants of (i) options, (ii) unit appreciation rights, (iii) restricted units, (iv) phantom units, (v) cash awards, (vi) performance awards, (vii) distribution equivalent rights, and (viii) other unit-based awards. The plan is administered by the Compensation, Nominating and Governance Committee ("CNG Committee") of the Board of Directors, which determines the terms and conditions of awards granted under the 2017 LTIP. The Partnership recognizes forfeitures for any awards issued under this plan as they occur.
Unit-Based Awards

Unit-based awards under the 2017 LTIP are generally issued to certain employees and non-employee directors of the Partnership. Awards granted to employees vest at the end of a 3 year period and awards granted to non-employee directors are immediately vested. Directors are given the option to take immediate issuance of the vested awards or defer such issuance until a later date. Upon deferral of issuance, such units will continue to accumulate distribution equivalent rights ("DERs") until issuance.
In connection with the phantom unit awards, the CNG Committee also granted tandem DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units between the date the units are granted and the vesting date. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The awards granted in 2019 and 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the years ended December 31, 2019 and 2018 were $5.4 million and $2.2 million, respectively. Total unit-based compensation expense associated with these awards was $2.4 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of December 31, 2019 is $3.5 million, which is to be recognized over a weighted average period of 2.0 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2018 was $1.2 million.
A summary of the unit activity in the outstanding grants during 2019 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding grants at January 1, 2019	55	$29.10
Granted	129	$41.41
Fully vested and issued	(12)	$41.47
Forfeitures	(15)	$37.33
Outstanding at December 31, 2019	157	$37.48

18.    Financing Transaction
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
The following table shows certain amounts related to the Partnership's Sugar Camp lease through 2032:

	December 31,
(In thousands)	2019	2018
Accounts receivable	$540	$661
Contract receivable (current and long-term)	38,945	40,776
Unearned income	21,889	25,058
Projected remaining payments	$61,374	$66,495

19.    Leases
Lessee Accounting
As of December 31, 2019, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of December 31, 2019, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheet using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other assets and other non-current liabilities, respectively, on its Consolidated Balance Sheet totaled $3.5 million at both January 1, 2019 and December 31, 2019. During the year ended December 31, 2019, the Partnership incurred total operating lease expenses of $0.5 million, included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statement of Comprehensive Income (Loss).

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	December 31, 2019
2020	$483
2021	483
2022	483
2023	483
2024	483
After 2024	11,597
Total lease payments (1)	$14,012
Less: present value adjustment (2)	(10,506)
Total operating lease liability	$3,506

(1)	The remaining lease term of the Partnership's operating lease is 29 years.

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

Lessor Accounting
The Partnership owns loadout and other transportation assets at the Partnership's Macoupin property in the Illinois Basin which is operated by Foresight Energy. The infrastructure at the Macoupin property is leased to a subsidiary of Foresight Energy and is accounted for as an operating lease under ASC 842. The lease with Macoupin expires in January 2108. From the inception of this lease in 2009 through January 2039, the lease provides that the Partnership is entitled to variable lease payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. These fees are included in transportation and processing services revenues on the Partnership's Consolidated Statements of Comprehensive Income (Loss) and were $4.8 million, $5.0 million and $4.2 million in the years ended December 31, 2019, 2018 and 2017, respectively. After January 2039, the lease provides that the Partnership is entitled to an annual rent of $10 thousand per year in place of the variable lease payments.

NATURAL RESOURCE PARTNERS L.P.
SUPPLEMENTAL QUARTERLY INFORMATION
(Unaudited)

Quarterly Financial Data

The following table summarizes quarterly financial data for 2019:

(In thousands, except per unit data)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)	Total 2019
Revenues	$66,785	$81,223	$57,602	$51,827	$257,437
Gain (loss) on asset sales and disposals	256	246	6,107	(111)	6,498
Asset impairments	—	—	484	147,730	148,214
Income (loss) from operations	49,939	60,844	49,594	(109,056)	51,321
Loss on extinguishment of debt	—	29,282	—	—	29,282
Net income (loss) from continuing operations	35,765	19,106	39,163	(119,448)	(25,414)
Income (loss) from discontinued operations	(46)	245	7	750	956
Net income (loss)	35,719	19,351	39,170	(118,698)	(24,458)
Net income (loss) attributable to NRP	35,719	19,351	39,170	(118,698)	(24,458)
Net income (loss) attributable to common unitholders and general partner	28,219	11,851	31,670	(126,198)	(54,458)
Income (loss) from continuing operations per common unit
Basic	$2.26	$0.93	$2.53	$(10.15)	$(4.43)
Diluted	1.75	0.85	1.66	(10.15)	(4.43)
Net income (loss) per common unit
Basic	$2.26	$0.95	$2.53	$(10.09)	$(4.35)
Diluted	1.75	0.87	1.66	(10.09)	(4.35)

Weighted average number of common units outstanding (basic)	12,255	12,261	12,261	12,261	12,260
Weighted average number of common units outstanding (diluted)	20,015	13,388	23,157	12,261	12,260

(1)
During the second quarter of 2019 the Partnership incurred a $29.3 million loss on extinguishment of debt related to the 105.250% premium paid to redeem the 2022 Senior Notes as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes. See Note 12. Debt, Net for more information.

(2)
During the fourth quarter of 2019 the Partnership recorded $147.7 million of asset impairments primarily related to its coal royalty properties and intangible assets. See Note 10. Mineral Rights, Net and Note 11. Intangible Assets, Net for more information.

NATURAL RESOURCE PARTNERS L.P.
SUPPLEMENTAL QUARTERLY INFORMATION
(Unaudited)

The following table summarizes quarterly financial data for 2018:

(In thousands, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)(2)(3)	Total 2018
Revenues	$59,478	$69,451	$58,207	$63,935	$251,071
Gain on litigation settlement	—	—	—	25,000	25,000
Gain on asset sales and disposals	651	168	—	1,622	2,441
Asset impairments	242	—	—	18,038	18,280
Income from operations	44,236	52,863	43,346	52,093	192,538
Net income from continuing operations	26,286	35,129	25,853	35,092	122,360
Income (loss) from discontinued operations	(1,948)	2,981	2,688	13,966	17,687
Net income	24,338	38,110	28,541	49,058	140,047
Net income attributable to NRP	24,338	37,241	28,900	49,058	139,537
Net income attributable to common unitholders and general partner	16,838	29,741	21,400	41,558	109,537
Income from continuing operations per common unit
Basic	$1.50	$2.14	$1.50	$2.21	$7.35
Diluted	1.16	1.57	1.18	1.69	5.90
Net income per common unit
Basic	$1.35	$2.38	$1.71	$3.33	$8.77
Diluted	1.08	1.71	1.30	2.36	6.76

Weighted average number of common units outstanding (basic)	12,238	12,246	12,246	12,247	12,244
Weighted average number of common units outstanding (diluted)	22,125	21,383	21,840	20,394	20,234

(1)	During the fourth quarter of 2018 the Partnership recorded $25 million in other income related to the Hillsboro litigation settlement.

(2)
During the fourth quarter of 2018 the Partnership sold its construction aggregates business for $205 million, before customary purchase price adjustments and transaction expenses, and recorded a gain of $13.1 million included in income from discontinued operations on the Partnership's Consolidated Statements of Comprehensive Income (Loss). See Note 4. Discontinued Operations for more information.

(3)	During the fourth quarter of 2018 the Partnership recorded $18.0 million in aggregates and coal property impairments. See Note 10. Mineral Rights, Net for more information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2019. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "2013 Framework" (COSO). Based on that evaluation, as of December 31, 2019, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level based on those criteria. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natural Resource Partners L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

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

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	72	Chairman of the Board and Chief Executive Officer
Craig W. Nunez	58	President and Chief Operating Officer
Christopher J. Zolas	45	Chief Financial Officer and Treasurer
Kevin J. Craig	51	Executive Vice President, Coal
Kathryn S. Wilson	45	Vice President, General Counsel and Secretary
Gregory F. Wooten	63	Vice President, Chief Engineer
Galdino J. Claro	60	Director
Russell D. Gordy	69	Director
Alexander D. Greene	61	Director
S. Reed Morian	74	Director
Paul B. Murphy, Jr.	60	Director
Richard A. Navarre	59	Director
Corbin J. Robertson, III	49	Director
Stephen P. Smith	58	Director
Leo A. Vecellio, Jr.	73	Director

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

Kathryn S. Wilson has served as Vice President, General Counsel and Secretary of GP Natural Resource Partners LLC since December 2013.  Ms. Wilson served as Associate General Counsel from March 2013 to December 2013. Since October 2013, Ms. Wilson has also served as General Counsel and Secretary of each of New Gauley Coal Corporation and the general partner of Western Pocahontas Properties Limited Partnership. She served as General Counsel of Quintana Minerals Corporation from October 2013 to November 2018 and as General Counsel of the General Partner of Great Northern Properties Limited Partnership from October 2013 to June 2019. Ms. Wilson practiced corporate and securities law with Vinson & Elkins L.L.P. from September 2001 to February 2010 and from November 2011 to February 2013.  Ms. Wilson served as General Counsel of Antero Resources Corporation from March 2010 to June 2011.

Gregory F. Wooten has served as Vice President, Chief Engineer of GP Natural Resource Partners LLC since December 2013. Mr. Wooten joined NRP in 2007, serving as Regional Manager. Prior to joining NRP, Mr. Wooten served as Vice President, Chief Operating Officer and Chief Engineer of Dingess Rum Properties, Inc., where he managed coal, oil, gas and timber properties from 1982 until 2007. Mr. Wooten has over 35 years of experience in the coal industry, working as a planning and production engineer and is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers. Mr. Wooten also serves as the President of the National Council of Coal Lessors and is a board member of the West Virginia, Kentucky, Indiana and Montana Coal Associations. He also serves on the board of the Cabell-Huntington Hospital.

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

Alexander D. Greene joined the Board of Directors of GP Natural Resource Partners LLC in March 2019. Mr. Greene brings extensive corporate finance and private equity experience to his role on the Board, with more than 35 years investing in businesses where operational improvement and strategic guidance were primary drivers of value creation and as a financial advisor to large and mid-cap companies, boards of directors and other constituencies in complex leveraged finance, merger and acquisition and recapitalization transactions. Mr. Greene is a director of Ambac Financial Group, Inc., Element Fleet Management Corp. and is Chairman of the Board of USA Truck, Inc. In addition, Mr. Greene recently served as Chairman of the Board of Modular Space Corporation prior to its sale to Williams Scotsman in 2018. From 2005 to 2014 he was a Managing Partner and head of U.S. Private Equity at Brookfield Asset Management, a global asset management company. Prior to Brookfield, Mr. Greene was a Managing Director and co-head of Carlyle Strategic Partners, a private equity fund, and a Managing Director and investment banker at Wasserstein Perella & Co. and Whitman Heffernan Rhein & Co. Mr. Greene is a volunteer firefighter and president of the Armonk Independent Fire Company and serves on the Budget and Finance Advisory Committee for the Town of North Castle, New York. Mr. Greene has been designated to serve as a director of GP Natural Resource Partners LLC by Blackstone Tactical Opportunities, pursuant to its right to designate a director to the Board of Directors of GP Natural Resource Partners LLC.

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

Paul B. Murphy, Jr. joined the Board of Directors of GP Natural Resource Partners LLC in March 2018. Mr. Murphy is the Chairman and Chief Executive Officer and a Director of Cadence Bancorporation and Chairman of Cadence Bank, N.A. He has served at Cadence and its predecessors since December 2009. Cadence is a $17 billion bank holding company headquartered in Houston and it is traded on the NYSE (CADE). Previously, Mr. Murphy spent 20 years at Amegy Bank of Texas, helping to steer that institution from $75 million in assets and a single location to assets of $11 billion and 85 banking centers at the time of his departure as the Chief Executive Officer and a Director in 2009. Mr. Murphy is an advocate of the community and is a board member of Oceaneering International, Inc., Hope and Healing Center and Institute, Houston Hispanic Chamber of Commerce, and the City of Houston Complete Advisory Board.

Richard A. Navarre joined the Board of Directors of GP Natural Resource Partners LLC in October 2013. Mr. Navarre brings extensive financial, strategic planning, public company and coal industry experience to the Board of Directors. Mr. Navarre is Chairman, President and CEO of Covia Corporation. From 1993 until 2012, Mr. Navarre held several executive positions with Peabody Energy Corporation, including President-Americas from March 2012 to June 2012, President and Chief Commercial Officer from January 2008 to March 2012, Executive Vice President of Corporate Development and Chief Financial Officer from July 2006 to January 2008 and Chief Financial Officer from October 1999 to June 2008. Mr. Navarre serves on the Board of Directors of Civeo Corporation, where he serves as Chairman, Covia Corporation, where he serves as Chairman, and Arch Coal, where he serves as Chairman of the Compensation Committee and member of the Nominating and Governance Committee. He is a member of the Hall of Fame of the College of Business and a member of the Board of Advisors of the College of Business and Administration of Southern Illinois University Carbondale. He is the former Chairman of the Bituminous Coal Operators’ Association. Mr. Navarre is a Certified Public Accountant. Mr. Navarre also has been involved in numerous civic and charitable organizations throughout his career.

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

Corporate Governance

Board Meetings and Executive Sessions

The Board met eight times in 2019. During 2019, our non-management directors met in executive session several times. The presiding director was Mr. Vecellio, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met one time in executive session in December 2019. Mr. Vecellio was the presiding director at that meeting. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 1201 Louisiana Street, Suite 3400, Houston, Texas 77002.

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

Audit Committee

Our Audit Committee is comprised of Mr. Smith, who serves as chairman, Mr. Claro and Mr. Navarre. Mr. Smith and Mr. Navarre are "Audit Committee Financial Experts" as determined pursuant to Item 407 of Regulation S-K. During 2019, the Audit Committee met seven times.

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

During 2019, at each of its meetings, the Audit Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Audit Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team and the general counsel at which candid discussions of financial management, accounting and internal control and legal issues took place.

The Audit Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2019 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

The Audit Committee has discussed with the independent auditors the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”) and the Commission. The Audit Committee has received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Audit Committee reviews our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K prior to filing with the Securities and Exchange Commission. In 2019, the Audit Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Audit Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the Securities and Exchange Commission.

Stephen P. Smith, Chairman
Galdino J. Claro
Richard A. Navarre

Compensation, Nominating and Governance Committee

Executive officer compensation is administered by the CNG Committee, which is currently comprised of three members: Mr. Vecellio, as Chairman, Mr. Gordy and Mr. Smith. The CNG Committee has reviewed and approved the compensation arrangements described in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. During 2019, the CNG Committee met four times. Our Board of Directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:

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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2019, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

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

Although our executives’ salaries and bonuses are paid directly by the private companies that employ them, we reimburse those companies based on the time allocated to NRP by each executive officer. Our reimbursement for the compensation of executive officers is governed by our partnership agreement. For purposes of this Compensation Discussion and Analysis, our “named executive officers” are:

•	Corbin J. Robertson, Jr.—Chairman and Chief Executive Officer

•	Craig W. Nunez—President and Chief Operating Officer

•	Christopher J. Zolas—Chief Financial Officer and Treasurer

•	Kathryn S. Wilson—Vice President, General Counsel and Secretary

•	Kevin J. Craig—Executive Vice President, Coal

Executive Officer Compensation Strategy and Philosophy

Under our partnership agreement, we are required to distribute all of our available cash each quarter. Historically, our primary business objective was to generate cash flows at levels that could sustain long-term quarterly cash distributions to our investors. However, given the difficult coal markets over the past few years, coupled with the limitations on our ability to access capital from additional sources, our current objective is to preserve long-term equity value for our unitholders by using our excess free cash flow to reduce our leverage. Our objective in determining the compensation of our executive officers is to retain qualified people to manage the business under current market conditions. Incentive compensation for the year ended December 31, 2019 was discretionary but certain performance criteria were considered as factors, as further described under “—Components of Compensation.”

The 2019 compensation for executive officers consisted of four primary components:

•	base salaries;

•	short-term cash incentive compensation;

•	long-term equity incentive compensation; and

•	perquisites and other benefits.

To the extent our named executive officers (with the exception of Mr. Robertson) spend time on non-NRP matters, NRP bears only the proportionate cost of their time. Mr. Robertson does not receive a salary in his capacity as Chief Executive Officer. Mr. Robertson is compensated through short-term cash and long-term equity incentive awards, all of which is allocated to NRP.

In February of each year, the CNG Committee approves the short-term cash incentive award for the year just ended and long-term incentive awards for the executive officers. The CNG Committee considers the performance of the partnership, the performance of the individuals and the outlook for the future in determining the amounts of the awards.

Each February, the CNG Committee also makes awards of phantom units to be settled in common units under the Natural Resource Partners 2017 Long-Term Incentive Plan (the “2017 Plan”) to NRP’s officers in order to incentivize management while also aligning the long-term interests of management with the interests of NRP’s unitholders.

Role of Compensation Experts

In 2019, the CNG Committee engaged Longnecker & Associates (“L&A”) to review our compensation practices for named executive officers and directors relative to our peers. The CNG Committee, with input from L&A, selected our peer group (the “Peer Group”) after reviewing annual revenue, market capitalization, total enterprise value and total assets of relevant public companies to determine which companies were representative of the marketplace for talent within which we compete. The CNG Committee will review the Peer Group annually to ensure continued appropriateness for comparative purposes. The CNG Committee determined that the companies below reflect an appropriate Peer Group for 2019:

Amplify Energy Corp.	Enviva Partner, LP	Ramaco Resources, Inc.
Black Stone Minerals, L.P.	Falcon Minerals Corporation	Rosehill Resources Inc.
Callon Petroleum Company	Hi-Crush Inc.	SilverBow Resources, Inc.
CatchMark Timber Trust, Inc.	Kimbell Royalty Partners, LP	SunCoke Energy, Inc.
Ciner Resources LP	NACCO Industries, Inc.	Talos Energy Inc.
CONSOL Coal Resources LP	Panhandle Oil and Gas, Inc.	W&T Offshore, Inc.
Earthstone Energy, Inc.	Penn Virginia Corporation

Using the Peer Group, L&A conducted compensation analyses for all components of compensation and provided the CNG Committee with its findings after such time. The findings indicated that base salaries and short-term incentive compensation of each of the five named executive officers was generally in line with the Peer Group median, but that long-term incentive compensation was well below the Peer Group median. While L&A provided recommendations for 2019 short-term cash incentive compensation, 2019 base salaries and long-term incentive compensation grants were determined by the CNG Committee prior to engaging L&A. Accordingly, the L&A recommendations will be used prospectively with respect to long-term incentive compensation, with the goal of bringing long-term incentive compensation more in line with the Peer Group over the next few years.

Role of Our Executive Officers in the Compensation Process

With respect to 2019 salaries and short-term cash incentive awards and long-term equity incentive awards, Mr. Nunez, our President and Chief Operating Officer, provided Mr. Robertson with recommendations relating to the executive officers other than himself. Mr. Robertson considered those recommendations and provided the CNG Committee with recommendations for all of the executive officers other than himself. Messrs. Robertson and Nunez considered the factors described elsewhere in this compensation discussion and analysis in recommending, in their discretion, the appropriate amounts for each named executive officer. Messrs. Robertson and Nunez attended the CNG Committee meetings at which the Committee deliberated and approved 2019 salaries, short-term cash incentive awards and long-term equity incentive awards but were excused from the meetings when the CNG Committee discussed their compensation.

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

In determining salaries for NRP’s executive officers for 2019, at the December 2018 meeting, the CNG Committee considered the financial performance of NRP for the nine months ended September 30, 2018 as well as the projected financial performance of NRP for the fourth quarter of 2018 and for the year ending December 31, 2019. The CNG Committee also considered the individual performance of each member of the executive management team during 2018. Salaries for 2019 are shown in the Summary Compensation Table below.

Short-Term Cash Incentive Compensation

Each named executive officer received a discretionary short-term cash incentive award approved in February 2020 by the CNG Committee. The amounts awarded with respect to 2019 under this program are disclosed in the Summary Compensation Table under the Bonus column. With respect to 2019, the CNG Committee, using recommendations from L&A, determined that cash bonuses would be paid based on a percentage of base salary, with Mr. Robertson receiving approximately two times the amount awarded to the President and Chief Operating Officer. In addition, the CNG Committee determined that it would consider certain criteria to determine bonus amounts within this range, but that the criteria utilized at the time of determination, as well as the relative weight of those criteria, would be generally discretionary and subject to change based on developments at the company.

Long-Term Equity Incentive Compensation

Each named executive officer received a discretionary long-term equity incentive award in 2019 under the 2017 Plan. The 2019 awards were made in the form of phantom units that will settle in NRP common units on a one-for-one basis following vesting in February 2022 and accrue DERs to be paid in cash upon settlement. We refer to these phantom units issued in 2019 as “2017 Plan Phantom Units.” The 2017 Plan Phantom Units are subject to forfeiture and will vest on an accelerated basis following death or disability of the award recipient or following a change in control of NRP. The grant date fair value of the 2017 Plan Phantom Units awarded in 2019 are disclosed in the Summary Compensation Table under the "Stock Awards" column. For the 2017 Plan Phantom Units awarded in 2019, the CNG Committee generally awarded an amount equal to 135% to 140% of base salary, with Mr. Robertson receiving two times the amount awarded to the President and Chief Operating Officer. The CNG Committee considered performance of the company and individual performance in making these awards.

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

In 2019, Quintana and Western Pocahontas maintained tax-qualified 401(k) plans. During 2019, Quintana and Western Pocahontas matched 100% of the first 6.0% of the employee contributions under their respective 401(k) plans. As with the other contributions, any amounts contributed by Quintana and Western Pocahontas are reimbursed by us based on the time allocated by the employee to our business. None of NRP, Quintana or Western Pocahontas maintains a pension plan or a defined benefit retirement plan.

Unit Ownership Requirements

NRP maintains Unit Ownership and Retention Guidelines (the “ownership guidelines”) that are administered by the CNG Committee and require NRP’s officers who are required to file ownership reports under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain other officers as designated from time-to-time by the Board or the CNG Committee to retain all common units awarded under any NRP incentive plan (net of any units withheld or sold to cover tax liabilities) until certain ownership guidelines are met. The guideline for NRP’s President and Chief Operating Officer and Chief Financial Officer is for such individuals to hold common units having a value of three times his or her base salary at the date of measurement. The guideline for NRP’s Executive Vice President—Coal is for such individual to hold common units having a value of two times his or her base salary at the date of measurement. The guideline for NRP’s Vice President & General Counsel and is for such individual to hold common units having a value of one and one-half times his or her base salary at the date of measurement. There is no minimum time period required to achieve the unit ownership guidelines. Due to his substantial ownership in NRP, the ownership guidelines do not currently apply to our Chief Executive Officer.

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

Report of the Compensation, Nominating and Governance Committee
The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the CNG Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2019.

Leo A. Vecellio, Jr., Chairman
Russell D. Gordy
Stephen P. Smith

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for compensation for 2017, 2018 and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Corbin J. Robertson, Jr.—Chief Executive Officer
	2019	—	938,868	—	1,306,222	—	2,245,090
	2018	—	1,208,247	250,000	418,836	—	1,877,083
	2017	—	—	3,250,000	—	—	3,250,000

Craig W. Nunez—President and Chief Operating Officer
	2019	500,000	408,204	—	653,111	16,800	1,578,115
	2018	447,499	604,124	93,750	209,433	16,800	1,371,606
	2017	375,000	250,000	1,218,750	—	34,650	1,878,400

Christopher J. Zolas—Chief Financial Officer
	2019	355,000	284,000	—	492,581	16,800	1,148,381
	2018	337,499	455,624	75,000	167,529	16,800	1,052,452
	2017	300,000	180,000	375,000	—	34,650	889,650

Kathryn S. Wilson—Vice President, General Counsel and Secretary(3)
	2019	340,271	272,217	—	507,178	16,128	1,135,794
	2018	347,499	469,124	75,000	139,622	16,800	1,048,045
	2017	321,750	150,000	975,000	—	34,304	1,481,054

Kevin J. Craig—Executive Vice President, Coal(4)
	2019	310,500	248,400	—	434,854	15,120	1,008,874
	2018	229,839	321,775	75,000	145,209	13,200	785,023
	2017	172,000	145,600	375,000	—	22,427	715,027

(1)
Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see "Item 8. Financial Statements and Supplementary Data—Note 17. Unit-Based Compensation" elsewhere in this Annual Report on Form 10-K for more information.

(2)	Includes portions of 401(k) matching allocated to Natural Resource Partners by Quintana and Western Pocahontas.

(3)
Ms. Wilson allocated approximately 99%, 100% and 96% of her time to NRP during the years ended December 31, 2017, 2018 and 2019, respectively, and amounts included under the "Salary," "Bonus," and "All Other Compensation" columns reflect this allocation.

(4)
Mr. Craig allocated approximately 80%, 80% and 90% of his time to NRP during the years ended December 31, 2017, 2018 and 2019, respectively, and amounts included under the “Salary,” “Bonus,” and “All Other Compensation” columns reflect this allocation

Grants of Plan-Based Awards in 2019
The following table shows the 2017 Plan Phantom Units granted to named executive officers during 2019. The awards in the table below will vest in February 2022, and upon settlement, an equivalent number of common units will be issued to each named executive officer, subject to withholding. The 2017 Plan Phantom Units also accrue DERs from the grant date, which will be paid out in cash upon settlement following and subject to vesting.

	2017 Plan Phantom Units
Named Executive Officer	Grant Date	Number of Units	Grant Date Fair Value
Corbin J. Robertson, Jr.	2/14/2019	31,498	$1,306,222
Craig W. Nunez	2/14/2019	15,749	653,111
Christopher J. Zolas	2/14/2019	11,878	492,581
Kathryn S. Wilson	2/14/2019	12,230	507,178
Kevin J. Craig	2/14/2019	10,486	434,854

Employment Agreements
None of our named executive officers have an employment agreement.

Phantom Units Vested in 2019

The table below shows the cash settled phantom units issued in February 2015 under our previous long-term incentive plan that vested in 2019 (the "Cash Settled Phantom Units") with respect to each named executive officer, along with value realized by each individual:

Named Executive Officer	Cash Settled Phantom Units	Value Realized on Vesting(1)
Corbin J. Robertson, Jr.	3,600	$166,759
Craig W. Nunez	1,400	64,851
Christopher J. Zolas	950	44,006
Kathryn S. Wilson	950	44,006
Kevin J. Craig	950	44,006

(1)	Includes DERs accrued from the issue date to the settlement date.
Outstanding Equity Awards at December 31, 2019

The table below shows the total number of outstanding 2017 Plan Phantom Units held by each named executive officer at December 31, 2019.

Named Executive Officer	Unvested 2017 Plan Phantom Units(1)	Market Value of Unvested 2017 Plan Phantom Units(2)
Corbin J. Robertson, Jr.	45,891	$922,868
Craig W. Nunez	22,946	461,444
Christopher J. Zolas	17,635	354,640
Kathryn S. Wilson	17,028	342,433
Kevin J. Craig	15,476	311,222

(1)	2017 Plan Phantom Units were awarded in February 2018 and 2019 and vest in February 2021 and 2022, respectively.

(2)	Based on a unit price of $20.11, the closing price for the common units on December 31, 2019.

Potential Payments upon Termination or Change in Control
Upon the occurrence of a change in control of NRP, our general partner, or GP Natural Resource Partners LLC, 2017 Plan Phantom Units held by each of our named executive officers would immediately vest and become payable. The table below indicates the estimated payments to each named executive officer following a change in control at December 31, 2019.

	2017 Plan Equity Awards
Named Executive Officer	Unvested Phantom Units	Market Value(2)	Accumulated DERs	Total Potential Payments
Corbin J. Robertson, Jr.	45,891	$922,868	$126,868	$1,049,736
Craig W. Nunez	22,946	461,444	63,436	524,880
Christopher J. Zolas	17,635	354,640	49,160	403,800
Kathryn S. Wilson	17,028	342,433	46,098	388,531
Kevin J. Craig	15,476	311,222	43,029	354,251

(1)	Calculated based on a unit price of $20.11, the closing price for the common units on December 31, 2019.
Directors’ Compensation for the Year Ended December 31, 2019

For more information regarding the Board and committees thereof, see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” elsewhere in this Annual Report on Form 10-K. Director compensation during 2019 consisted of a $75,000 cash retainer and an award of common units under the 2017 Plan. The units awarded to Board members are fully vested and not subject to forfeiture; however, the Board members had the option in advance of receipt of the award to elect to defer settlement of the award until after 90 days following such director’s retirement or earlier departure from the Board. In addition, members of Board committees received $5,000 for each committee served on, and each committee chairman received an additional $10,000 for acting as chairman.

The table below shows the directors’ compensation for the year ended December 31, 2019:

Name of Director	Fees Earned or Paid in Cash	2017 Plan Common Unit Awards(1)	Total Compensation
Russell D. Gordy	$80,000	$81,074	$161,074
Jasvinder S. Khaira(2)	—	—	—
S. Reed Morian	75,000	81,074	156,074
Richard A. Navarre(3)	95,000	81,074	176,074
Corbin J. Robertson, III	75,000	81,074	156,074
Stephen P. Smith(3)	95,000	81,074	176,074
Leo A. Vecellio, Jr.	95,000	81,074	176,074
Paul B. Murphy, Jr.	75,000	81,074	156,074
Galdino J. Claro	85,000	81,074	166,074
Alexander D. Greene(2)	—	—	—

(1)
Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see Note 17 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Mr. Khaira, who was the Blackstone designee pursuant to the Board Representation and Observation Rights Agreement, resigned from the Board effective March 8, 2019. Effective on such date, Mr. Greene was appointed to the Board by Blackstone to replace Mr. Khaira. Messrs. Khaira and Greene did not receive Board compensation as Blackstone designees.

(3)
Messrs. Navarre and Smith elected to defer settlement of their common units awarded under the 2017 Plan in 2019 until 90 days following their respective retirements or earlier departures from the Board.

The table below shows the Cash Settled Phantom Units that were granted in February 2015 and vested in 2019 with respect to each Director, along with the value realized by each individual, including the DERs accruing from the February 2015 grant date.

Name of Director	Cash Settled Phantom Units	Value Realized on Vesting
Russell D. Gordy	410	$18,992
Jasvinder S. Khaira	—	—
S. Reed Morian	410	18,992
Richard A. Navarre	410	18,992
Corbin J. Robertson, III	410	18,992
Stephen P. Smith	410	18,992
Leo A. Vecellio, Jr.	410	18,992
Paul B. Murphy, Jr.	—	—
Galdino J. Claro	—	—
Alexander D. Greene	—	—

Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2019, Messrs. Vecellio, Gordy, and Smith served on the CNG Committee. None of Messrs. Vecellio, Gordy, and Smith has ever been an officer or employee of NRP or GP Natural Resource Partners LLC. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board or CNG Committee.

Pay Ratio Disclosure

The Securities and Exchange Commission has adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the CEO.

The personnel providing services to us, including our executive officers, are employed by Quintana or Western Pocahontas. As of December 31, 2019, 55 such persons were providing services to us. We identified a new median service provider for 2019 by examining the 2019 total taxable compensation, as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2, for all individuals who provided services to us as of December 31, 2019. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation or equity compensation and we did not annualize the compensation for any service providers that were not employed for all of 2019.

After identifying the median service provider based on total compensation, we calculated annual 2019 compensation for the median service provider using the same methodology used to calculate the Chief Executive Officer’s total compensation as reflected in the Summary Compensation Table above. The median service provider’s annual 2019 compensation was as follows:

Name	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Phantom Unit Awards	All Other Compensation	Total
Median Service Provider	2019	$85,847	$23,661	$—	$—	$5,151	$114,659

Our 2019 ratio of Chief Executive Officer total compensation to our median service provider's total compensation is reasonably estimated to be 20:1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of February 24, 2020, the amount and percentage of our common units and preferred units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of our directors and named executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

Name of Beneficial Owner	Common Units	Percentage of Common Units (1)
Corbin J. Robertson, Jr. (2)	2,411,395	19.7%
Western Pocahontas Corporation (3)	1,739,007	14.2%
Western Pocahontas Properties Limited Partnership (4)	1,727,986	14.1%
JPMorgan Chase & Co. (5)	1,050,335	8.6%
The Goldman Sachs Group, Inc. (6)	835,403	6.8%
Kevin J. Craig	950	*
Craig W. Nunez	—	—
Kathryn S. Wilson	—	—
Christopher J. Zolas	—	—
Galdino J. Claro	4,114	*
Russell D. Gordy (7)	11,354	*
Alexander D. Greene	—	—
S. Reed Morian (8)	620,513	5.1%
Paul B. Murphy, Jr.	7,614	*
Richard A. Navarre	1,000	*
Corbin J. Robertson III (9)	238,656	1.9%
Stephen P. Smith (10)	355	*
Leo A. Vecellio, Jr.	6,354	*
Directors and Officers as a Group	3,302,305	26.9%

*	Less than one percent.

(1)	Percentages based upon 12,261,199 common units issued and outstanding as of February 24, 2020. Unless otherwise noted, beneficial ownership is less than 1%.

(2)
Mr. Robertson may be deemed to beneficially own 505,861 common units owned in his individual capacity, 1,739,007 common units in his capacity as controlling shareholder of Western Pocahontas Corporation, 156,000 common units in his capacity as the sole member of Robertson Coal Management LLC, which is the sole member of GP Natural Resource Partners, which is the general partner of NRP (GP) LP, 5,293 common units in his capacity as controlling shareholder of GNP Management Corporation and 5,234 common units held by his spouse, Barbara M. Robertson. Mr. Robertson’s address is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.

(3)
Western Pocahontas Corporation has sole voting and sole dispositive power with respect to 11,021 common units and shared voting and shared dispositive power with respect to 1,727,986 common units in its capacity as the general partner of Western Pocahontas Properties Limited Partnership. The business address of Western Pocahontas Corporation is 5260 Irwin Road, Huntington, West Virginia 25705.

(4)
Western Pocahontas Properties Limited Partnership has sole voting and sole dispositive power with respect to 0 common units and shared voting and shared dispositive power with respect to 1,727,986 common units. The business address of Western Pocahontas Properties Limited Partnership is 5260 Irwin Road, Huntington, West Virginia 25705.

(5)
According to a Schedule 13G filing with the SEC on January 31, 2020, JPMorgan Chase & Co. holds sole voting power and sole dispositive power with respect to 1,050,335 common units in the Partnership. The business address of JPMorgan Chase & Co. is 270 Park Ave., New York, NY 10017.

(6)
According to a Schedule13G filing with the SEC on January 31, 2020, The Goldman Sachs Group holds shared voting power and shared dispositive power with respect to 835,403 common units in the Partnership. The business address of The Goldman Sachs Group is 200 West Street, New York, NY 10282.

(7)	Mr. Gordy may be deemed to beneficially own 5,000 common units owned by Minion Trail, Ltd. and 2,000 common units owned by Rock Creek Ranch 1, Ltd.

(8)	Mr. Morian may be deemed to beneficially own 344,863 common units owned by Shadder Investments and 60,097 common units owned by Mocol Properties.

(9)
Mr. Robertson III may be deemed to beneficially own 9,783 common units held CIII Capital Management, LLC, 10,000 common units held by BHJ Investments, 19,663 common units held by The Corbin James Robertson III 2009 Family Trust and 39 common units held by his spouse, Brooke Robertson. The address for CIII Capital Management, LLC is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002, the address for BHJ Investments is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002 and the address for The Corbin James Robertson III 2009 Family Trust is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002. The following common units are pledged as collateral for loans: 51,987 common units owned by Mr. Robertson III.

(10)	Mr. Smith may be deemed to beneficially own 355 common units owned by the SP Smith 2002 Revocable Trust.

Name of Beneficial Owner	Preferred Units	Percentage of Preferred Units
The Blackstone Group Inc. (1)	142,500	57%
GoldenTree Asset Management, LP (2)	107,500	43%

(1)
The preferred units are owned by funds managed by The Blackstone Group Inc., whose address is 345 Park Ave, New York, NY 10154. The Blackstone Group Inc. is controlled by its founder, Stephen A. Schwarzman.

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

Relationships with Entities Associated with Corbin J. Robertson, III

Quinwood Coal Partners LP (“Quinwood”), an entity controlled by Corbin J. Robertson, III (one of our directors) leases two coal properties from us in Central Appalachia. During the year ended December 31, 2019, we recorded $0.2 million in coal royalty revenues from Quinwood and received $0.2 million in cash related to royalty and property tax payments.

Mr. Robertson III also owns a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases two of NRP’s coal royalty properties in Central Appalachia. During the year ended December 31, 2019, we recorded $1.7 million in coal royalty and wheelage revenues from Industrial Minerals and received approximately $0.5 million in cash related to royalty and minimum payments.

Office Building in Huntington, West Virginia

We lease an office building in Huntington, West Virginia from Western Pocahontas Properties Limited Partnership. The initial 10-year term of the lease expired at the end of 2018. On January 1, 2019 we entered into a new lease on the building for a five-year base term, with five additional five-year renewal options. During the year ended December 31, 2019, we paid approximately $0.8 million to Western Pocahontas under the lease.
Relationship with Cadence Bank, N.A.

Paul B. Murphy, Jr. one of the members of the Board of Directors of GP Natural Resource Partners LLC, is the Chairman of Cadence Bank, N.A., which is a lender under NRP Operating’s revolving credit facility and has received customary fees and interest payments in connection therewith. During the year ended December 31, 2019 we paid approximately $0.1 million in interest and fees under the credit facility to Cadence Bank, N.A.

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

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board and as provided in the Omnibus Agreement and our partnership agreement. For the year ended December 31, 2019 there were no transactions where such guidelines were not followed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax work for fiscal 2019 and 2018. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst &Young LLP:

	2019	2018
Audit Fees (1)	$1,070,206	$957,272
Tax Fees (2)	533,083	501,426

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

III. Audit Services

The annual Audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews), subsidiary audits and other procedures required to be performed by the independent auditor to be able to form an opinion on the Partnership’s consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. Audit services also include the attestation engagement for the independent auditor’s report on internal controls for financial reporting. The Audit Committee monitors the audit services engagement as necessary, but not less than on a quarterly basis, and approves, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope, partnership structure or other items.

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

4.8	Subsidiary Guarantee of Senior Notes of NRP (Operating) LLC, dated June 19, 2003 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed June 23, 2003).
4.9	Form of Series A Note (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 23, 2003).
4.10	Form of Series D Note (incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K filed February 28, 2007).

Exhibit Number	Description
4.11	Form of Series E Note (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed March 29, 2007).
4.12	Form of Series F Note (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 7, 2009).
4.13	Form of Series G Note (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q filed May 7, 2009).
4.14	Form of Series H Note (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 5, 2011).
4.15	Form of Series I Note (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q filed May 5, 2011).
4.16	Form of Series J Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 15, 2011).
4.17	Form of Series K Note (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on October 3, 2011).
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

4.22	Form of 9.125% Senior Notes due 2025 (contained in Exhibit 1 to Exhibit 4.21).
4.23
Registration Rights Agreement dated as of March 2, 2017, by and among Natural Resource Partners L.P. and the Purchasers named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 6, 2017).

4.24	Form of Warrant to Purchase Common Units (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 6, 2017).
4.25*	Description of Equity Securities of Natural Resource Partners L.P.
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

Exhibit Number	Description
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

10.8
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

10.10+	Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2018).
10.11+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on February 9, 2018).
10.12+	Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed on February 9, 2018).
10.13+*	Form of Phantom Unit Award Agreement (Employees and Service Providers)
10.14+*	Form of Phantom Unit Award Agreement (Directors)
10.15+*	Form of Phantom Unit Award Agreement (Directors with Deferral Election)
21.1*	List of Subsidiaries of Natural Resource Partners L.P.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
99.1*	Financial Statements of Ciner Wyoming LLC as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: February 27, 2020
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board, Director and
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2020
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2020
/s/ GALDINO J. CLARO
Galdino J. Claro
Director

Date: February 27, 2020
/s/ RUSSELL D. GORDY
Russell D. Gordy
Director

Date: February 27, 2020
/s/ ALEXANDER D. GREENE
Alexander D. Greene
Director

Date: February 27, 2020
/s/ S. REED MORIAN
S. Reed Morian
Director

Date: February 27, 2020
/s/ PAUL B. MURPHY, JR.
Paul B. Murphy, Jr.
Director

Date: February 27, 2020
/s/ RICHARD A. NAVARRE
Richard A. Navarre
Director

Date: February 27, 2020
/s/ CORBIN J. ROBERTSON III
Corbin J. Robertson III
Director

Date: February 27, 2020
/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: February 27, 2020
/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr.
Director