Form 10-Q
period 2020-03-31
NATURAL RESOURCE PARTNERS LP
filed 2020-05-11
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except unit data)	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$100,506	$98,265
Accounts receivable, net	34,113	30,869
Prepaid expenses and other, net	1,166	1,244
Current assets of discontinued operations	—	1,706
Total current assets	$135,785	$132,084
Land	24,008	24,008
Mineral rights, net	603,208	605,096
Intangible assets, net	17,607	17,687
Equity in unconsolidated investment	261,224	263,080
Long-term contract receivable, net	34,816	36,963
Other assets, net	6,774	6,989
Total assets	$1,083,422	$1,085,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,272	$1,179
Accrued liabilities	6,004	8,764
Accrued interest	9,376	2,316
Current portion of deferred revenue	6,021	4,608
Current portion of long-term debt, net	45,767	45,776
Current liabilities of discontinued operations	—	65
Total current liabilities	$68,440	$62,708
Deferred revenue	54,065	47,213
Long-term debt, net	454,110	470,422
Other non-current liabilities	4,804	4,949
Total liabilities	$581,419	$585,292
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (250,000 units issued and outstanding at $1,000 par value per unit; liquidation preference of $1,500 per unit)	$164,587	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 units issued and outstanding at March 31, 2020 and December 31, 2019)	$273,847	$271,471
General partner’s interest	3,305	3,270
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(3,617)	(2,594)
Total partners’ capital	$340,351	$338,963
Non-controlling interest	(2,935)	(2,935)
Total capital	$337,416	$336,028
Total liabilities and capital	$1,083,422	$1,085,907
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2020	2019
Revenues and other income
Coal royalty and other	$31,433	$49,502
Transportation and processing services	2,509	5,601
Equity in earnings of Ciner Wyoming	6,272	11,682
Gain on asset sales and disposals	—	256
Total revenues and other income	$40,214	$67,041

Operating expenses
Operating and maintenance expenses	$5,202	$8,360
Depreciation, depletion and amortization	2,012	4,392
General and administrative expenses	3,913	4,350
Total operating expenses	$11,127	$17,102

Income from operations	$29,087	$49,939

Interest expense, net	$(10,308)	$(14,174)

Net income from continuing operations	$18,779	$35,765
Loss from discontinued operations	—	(46)
Net income	$18,779	$35,719
Less: income attributable to preferred unitholders	(7,500)	(7,500)
Net income attributable to common unitholders and general partner	$11,279	$28,219

Net income attributable to common unitholders	$11,053	$27,655
Net income attributable to the general partner	226	564

Income from continuing operations per common unit (see Note 4)
Basic	$0.90	$2.26
Diluted	0.52	1.75

Net income per common unit (see Note 4)
Basic	$0.90	$2.26
Diluted	0.52	1.75

Net income	$18,779	$35,719
Comprehensive income (loss) from unconsolidated investment and other	(1,023)	1,005
Comprehensive income	$17,756	$36,724
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard (see Note 15)	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net income (1)	—	18,403	376	—	—	18,779	—	18,779
Distributions to common unitholders and general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	673	—	—	—	673	—	673
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(1,023)	(1,023)	—	(1,023)
Balance at March 31, 2020	12,261	$273,847	$3,305	$66,816	$(3,617)	$340,351	$(2,935)	$337,416

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

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$18,779	$35,719
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	2,012	4,392
Distributions from unconsolidated investment	7,105	9,800
Equity earnings from unconsolidated investment	(6,272)	(11,682)
Gain on asset sales and disposals	—	(256)
Loss from discontinued operations	—	46
Bad debt expense	(190)	10
Unit-based compensation expense	729	901
Amortization of debt issuance costs and other	448	1,796
Change in operating assets and liabilities:
Accounts receivable	(5,073)	(4,937)
Accounts payable	93	(616)
Accrued liabilities	(2,861)	(6,164)
Accrued interest	7,060	(10,033)
Deferred revenue	8,265	4,534
Other items, net	60	(678)
Net cash provided by operating activities of continuing operations	$30,155	$22,832
Net cash provided by operating activities of discontinued operations	1,706	121
Net cash provided by operating activities	$31,861	$22,953

Cash flows from investing activities
Proceeds from asset sales and disposals	$—	$256
Return of long-term contract receivable	272	441
Net cash provided by investing activities of continuing operations	$272	$697
Net cash used in investing activities of discontinued operations	(66)	(390)
Net cash provided by investing activities	$206	$307

Cash flows from financing activities
Debt repayments	$(16,696)	$(86,468)
Distributions to common unitholders and general partner	(5,630)	(5,625)
Distributions to preferred unitholders	(7,500)	(7,500)
Contributions from (to) discontinued operations	1,640	(269)
Debt issuance costs and other	—	10
Net cash used in financing activities of continuing operations	$(28,186)	$(99,852)
Net cash provided by (used in) financing activities of discontinued operations	(1,640)	269
Net cash used in financing activities	$(29,826)	$(99,583)

Net increase (decrease) in cash and cash equivalents	$2,241	$(76,323)
Cash and cash equivalents at beginning of period	98,265	206,030
Cash and cash equivalents at end of period	$100,506	$129,707

Supplemental cash flow information:
Cash paid during the period for interest	$3,039	$23,422
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Nature of Business
Natural Resource Partners L.P. (the "Partnership") engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Ciner Wyoming LLC ("Ciner Wyoming"), a trona ore mining and soda ash production business. The Partnership is organized into two operating segments further described in Note 5. Segment Information. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.
Principles of Consolidation and Reporting
The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on February 27, 2020.
Recently Adopted Accounting Standards
Credit Losses
On January 1, 2020, the Partnership adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), and all the related amendments ("the new credit loss standard"). The Partnership recognized a $3.9 million cumulative effect of adoption in the opening balance of partners' capital on January 1, 2020 as a result of the adoption of the new credit loss standard. See Note 15. Credit Losses for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Coal Royalty and Other segment revenues by major source:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Coal royalty revenues	$19,102	$32,131
Production lease minimum revenues	802	2,700
Minimum lease straight-line revenues	3,809	3,316
Property tax revenues	1,599	1,433
Wheelage revenues	2,204	1,415
Coal overriding royalty revenues	1,322	3,975
Lease amendment revenues	843	771
Aggregates royalty revenues	576	1,464
Oil and gas royalty revenues	1,103	1,719
Other revenues	73	578
Coal royalty and other revenues (1)	$31,433	$49,502
Transportation and processing services revenues (2)	2,509	5,601
Total coal royalty and other segment revenues	$33,942	$55,103

(1)	Coal royalty and other revenues from contracts with customers as defined under ASC 606.

(2)
Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $1.2 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively. The remaining transportation and processing services revenues of $1.3 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction and Note 16. Leases for more information.

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2020	2019
Receivables
Accounts receivable, net	$30,726	$27,915
Prepaid expenses and other, net (1)	249	90

Contract liabilities
Current portion of deferred revenue	$6,021	$4,608
Deferred revenue	54,065	47,213

(1)	Prepaid expenses and other, net includes notes receivable from contracts with customers.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Balance at beginning of period (current and non-current)	$51,821	$52,553
Increase due to minimums and lease amendment fees	17,153	11,877
Recognition of previously deferred revenue	(8,888)	(7,343)
Balance at end of period (current and non-current)	$60,086	$57,087

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows as of March 31, 2020 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments (2)
0 - 5 years	2.6	$15,036
5 - 10 years	5.9	14,802
10+ years	13.8	30,587
Total	9.1	$60,425

(1)	Lease term does not include renewal periods.

(2)	Annual minimum payments do not include $5.0 million from a coal infrastructure lease that is accounted for as a financing transaction. See Note 14. Financing Transaction for more information.
3.    Common and Preferred Unit Distributions
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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $7.5 million during the three months ended March 31, 2020 and 2019 as a result of accumulated preferred unit distributions earned during the period.

The following table shows the distributions declared and paid to common and preferred unitholders during the three months ended March 31, 2020 and 2019, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500

February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

4.    Net Income Per Common Unit
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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended March 31, 2020 and 2019 included the assumed conversion of the preferred units.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of the dilutive effect of the warrants for the three months ended March 31, 2019 includes both the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00. The calculation of diluted net income per common unit for the three months ended March 31, 2020 did not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.
The following tables reconcile the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2020	2019
Allocation of net income
Net income from continuing operations	$18,779	$35,765
Less: income attributable to preferred unitholders	(7,500)	(7,500)
Net income from continuing operations attributable to common unitholders and general partner	$11,279	$28,265
Less: net income from continuing operations attributable to the general partner	(226)	(565)
Net income from continuing operations attributable to common unitholders	$11,053	$27,700

Net loss from discontinued operations	$—	$(46)
Add: net loss from discontinued operations attributable to the general partner	—	1
Net loss from discontinued operations attributable to common unitholders	$—	$(45)

Net income	$18,779	$35,719
Less: income attributable to preferred unitholders	(7,500)	(7,500)
Net income attributable to common unitholders and general partner	$11,279	$28,219
Less: net income attributable to the general partner	(226)	(564)
Net income attributable to common unitholders	$11,053	$27,655

Basic net income (loss) per common unit
Weighted average common units—basic	12,261	12,255
Basic net income from continuing operations per common unit	$0.90	$2.26
Basic net loss from discontinued operations per common unit	$—	$—
Basic net income per common unit	$0.90	$2.26

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2020	2019
Diluted income (loss) per common unit
Weighted average common units—basic	12,261	12,255
Plus: dilutive effect of preferred units	23,187	6,664
Plus: dilutive effect of warrants	—	1,096
Weighted average common units—diluted	35,448	20,015

Net income from continuing operations	$18,779	$35,765
Less: diluted net income from continuing operations attributable to the general partner	(376)	(715)
Diluted net income from continuing operations attributable to common unitholders	$18,403	$35,050

Diluted net loss from discontinued operations attributable to common unitholders	$—	$(45)

Net income	$18,779	$35,719
Less: diluted net income attributable to the general partner	(376)	(714)
Diluted net income attributable to common unitholders	$18,403	$35,005

Diluted net income from continuing operations per common unit	$0.52	$1.75
Diluted net loss from discontinued operations per common unit	$—	$—
Diluted net income per common unit	$0.52	$1.75
5.    Segment Information
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Three Months Ended March 31, 2020
Revenues	$33,942	$6,272	$—	$40,214
Operating and maintenance expenses	5,186	16	—	5,202
Depreciation, depletion and amortization	2,012	—	—	2,012
General and administrative expenses	—	—	3,913	3,913
Interest expense, net	—	—	10,308	10,308
Net income (loss) from continuing operations	26,744	6,256	(14,221)	18,779

For the Three Months Ended March 31, 2019
Revenues	$55,103	$11,682	$—	$66,785
Gain on asset sales and disposals	256	—	—	256
Operating and maintenance expenses	8,360	—	—	8,360
Depreciation, depletion and amortization	4,392	—	—	4,392
General and administrative expenses	—	—	4,350	4,350
Interest expense, net	—	—	14,174	14,174
Net income (loss) from continuing operations	42,607	11,682	(18,524)	35,765
Loss from discontinued operations	—	—	—	(46)
6.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Balance at beginning of period	$263,080	$247,051
Income allocation to NRP’s equity interests	7,493	12,894
Amortization of basis difference	(1,221)	(1,212)
Other comprehensive income (loss)	(1,023)	1,003
Distribution	(7,105)	(9,800)
Balance at end of period	$261,224	$249,936
The following table represents summarized financial information for Ciner Wyoming as derived from their respective unaudited financial statements for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Net sales	$114,423	$130,436
Gross profit	21,417	34,102
Net income	15,292	26,315

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	March 31, 2020			December 31, 2019
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$981,352	$(422,042)	$559,310	$981,352	$(420,448)	$560,904
Aggregates properties	41,486	(13,474)	28,012	41,486	(13,357)	28,129
Oil and gas royalty properties	12,395	(8,064)	4,331	12,395	(7,887)	4,508
Other	13,156	(1,601)	11,555	13,156	(1,601)	11,555
Total mineral rights, net	$1,048,389	$(445,181)	$603,208	$1,048,389	$(443,293)	$605,096
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $1.9 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively.
The Partnership's recorded zero impairment expense during the three months ended March 31, 2020. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of March 31, 2020 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an impairment charge may be recognized in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net
The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2020	2019
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	$6,780	$6,780
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	9,458	9,458
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	24,016	24,016
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	50,738	63,423
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	16,047	20,059
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	79,945	79,945
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	20,375	20,375
Total Opco Senior Notes	$207,359	$224,056
Total debt at face value	$507,359	$524,056
Net unamortized debt issuance costs	(7,482)	(7,858)
Total debt, net	$499,877	$516,198
Less: current portion of long-term debt	(45,767)	(45,776)
Total long-term debt, net	$454,110	$470,422
NRP LP Debt
2025 Senior Notes
The 2025 Senior Notes were issued under an Indenture dated as of April 29, 2019 (the "2025 Indenture"), bear interest at 9.125% per year and mature on June 30, 2025. Interest is payable semi-annually on June 30 and December 30.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of March 31, 2020, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of March 31, 2020 and December 31, 2019, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
Opco Credit Facility
In April 2019, the Partnership entered into the Fourth Amendment (the “Fourth Amendment”) to the Opco Credit Facility (the "Opco Credit Facility"). The Fourth Amendment extended the term of the Opco Credit Facility until April 2023. Lender commitments under the Opco Credit Facility remain at $100.0 million. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

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
During the three months ended March 31, 2020 and 2019, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100 million in available borrowing capacity at both March 31, 2020 and December 31, 2019.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $398.7 million and $399.7 million classified as mineral rights, net and other assets, net on the Partnership’s Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.
Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2020 and December 31, 2019, the Opco Senior Notes had cumulative principal balances of $207.4 million and $224.1 million, respectively. Opco made mandatory principal payments of $16.7 million during the three months ended March 31, 2020 and $86.5 million during the three months ended March 31, 2019, which included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through March 31, 2020.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Fair Value Measurements
Fair Value of Financial Assets and Liabilities
The Partnership’s financial assets and liabilities consist of cash and cash equivalents, contract receivable and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to their short-term nature. The Partnership uses available market data and valuation methodologies to estimate the fair value of its debt and contract receivable.
The following table shows the carrying amount and estimated fair value of the Partnership's debt and contract receivable:

		March 31, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$294,353	$209,250	$294,084	$269,250
Opco Senior Notes (1)	3	205,524	144,633	222,114	201,090
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable (current and long-term) (2)	3	$36,747	$27,692	$38,945	$33,460

(1)
The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 70% of par value at March 31, 2020.

(2)
The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at March 31, 2020.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of March 31, 2020 and December 31, 2019.

10.    Related Party Transactions
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Operating and maintenance expenses	$1,623	$1,635
General and administrative expenses	898	963
The Partnership had accounts payable to QMC of $0.4 million and $0.1 million to WPPLP on its Consolidated Balance Sheets as of both March 31, 2020 and December 31, 2019.
During the three months ended March 31, 2020 and 2019, the Partnership recognized $0.1 million and $3.0 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. At December 31, 2019, the Partnership had $0.1 million of accounts payable to WPPLP related to this agreement.
Industrial Minerals Group LLC
Corbin J. Robertson, III, a Director of GP Natural Resource Partners LLC, owns a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases two of NRP's coal royalty properties in Central Appalachia. Coal royalty related revenues from Industrial Minerals totaled $1.6 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. The Partnership had accounts receivable from Industrial Minerals of $2.6 million and $0.7 million on its Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.
11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended March 31,
	2020		2019
(In thousands)	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$8,661	22%	$16,191	24%
Contura Energy (1)	8,571	21%	11,111	17%

(1)	Revenues from Foresight Energy and Contura Energy are included within the Partnership's Coal Royalty and Other segment.

12.    Commitments and Contingencies
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.
In November 2019, the District Court of Harris County, Texas, 157th Judicial District, issued a ruling in the contingent consideration payment dispute that Anadarko Holding Company and its subsidiary, Big Island Trona Company (together, "Anadarko") brought against NRP in July 2017. The Trial Court ruled in NRP’s favor in all respects and ordered that Anadarko take nothing. Anadarko did not appeal the trial court ruling, and accordingly this lawsuit was concluded in the first quarter of 2020 with no liability to the Partnership.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2020 and 2019 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the three months ended March 31, 2020 and 2019 were $3.5 million and $5.2 million, respectively. Total unit-based compensation expense associated with these awards was $0.7 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2020 is $5.8 million, which is to be recognized over a weighted average period of 2.3 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2019 was $3.5 million.
A summary of the unit activity in the outstanding grants during 2020 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2020	157	$37.48
Granted	203	$17.20
Fully vested and issued	—	$—
Forfeitures	—	$—
Outstanding at March 31, 2020	360	$26.08
14.    Financing Transaction
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
The following table shows certain amounts related to the Partnership's Sugar Camp lease through 2032:

	March 31,	December 31,
(In thousands)	2020	2019
Accounts receivable, net	$804	$540
Contract receivable, net (current and long-term)	36,747	38,945
Unearned income	21,120	21,889
Projected remaining payments, net	$58,671	$61,374

15.    Credit Losses
The Partnership is exposed to credit losses through collection of its short-term trade receivables resulting from contracts with customers and a long-term receivable resulting from a financing transaction with a customer. The Partnership records an allowance for current expected credit losses on these receivables based on the loss-rate method. NRP assessed the likelihood of collection of its receivables utilizing historical loss rates, current market conditions that included the estimated impact of the global COVID-19 pandemic, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. Examples of these facts or circumstances include, but are not limited to, contract disputes or renegotiations with the customer and evaluation of short and long-term economic viability of the contracted property. For its long-term contract receivable, management reverts to the historical loss experience immediately after the reasonable and supportable forecast period ends.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

As of March 31, 2020, NRP recorded the following current expected credit loss (“CECL”) related to its receivables:

(In thousands)	Gross	CECL Allowance	Net
Short-term receivables	$36,276	$(1,914)	$34,362
Long-term contract receivable	36,442	(1,626)	34,816
Total	$72,718	$(3,540)	$69,178

NRP recorded $(0.4) million in operating and maintenance expenses on its Consolidated Statement of Comprehensive Income related to a decrease in CECL allowance during the three months ended March 31, 2020.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialist to pursue recovery of defaulted receivables.

16.    Leases
Lessee Accounting
As of March 31, 2020, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of March 31, 2020, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other assets and other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both December 31, 2019 and March 31, 2020. During the three months ended March 31, 2020 and 2019, the Partnership incurred total operating lease expenses of $0.1 million included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income.
The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	As of March 31, 2020
2020	$362
2021	483
2022	483
2023	483
2024	483
After 2024	11,597
Total lease payments (1)	$13,891
Less: present value adjustment (2)	(10,387)
Total operating lease liability	$3,504

(1)	The remaining lease term of the Partnership's operating lease is 28.75 years.

(2)
The present value of the operating lease liability on the Partnership's Consolidated Balance Sheets was calculated using a 13.5% discount rate which represents the Partnership's estimated incremental borrowing rate under the lease. As the Partnership's lease does not provide an implicit rate, the Partnership estimated the incremental borrowing rate at the time the lease was entered into by utilizing the rate of the Partnership's secured debt and adjusting it for factors that reflect the profile of borrowing over the 30-year expected lease term.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Lessor Accounting
The Partnership owns loadout and other transportation assets at the Partnership's Macoupin property in the Illinois Basin which is operated by Foresight Energy. The infrastructure at the Macoupin property is leased to a subsidiary of Foresight Energy and is accounted for as an operating lease under ASC 842. The lease with Macoupin expires in January 2108. From the inception of this lease in 2009 through January 2039, the lease provides that the Partnership is entitled to variable lease payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. These fees are included in transportation and processing services revenues on the Partnership's Consolidated Statements of Comprehensive Income and were $1.0 million and $1.2 million in the three months ended March 31, 2020 and 2019, respectively. After January 2039, the lease provides that the Partnership is entitled to an annual rent of $10 thousand per year in place of the variable lease payments.
17.    Subsequent Events
The following represents material events that have occurred subsequent to March 31, 2020 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In April 2020, NRP announced it would suspend the common unit distribution and would pay-in-kind one-half of the preferred unit distribution with respect to the first quarter of 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three month periods ended March 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-Q and with the consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2019.
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
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: the effects of the global COVID-19 pandemic; our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected production levels by our lessees; Ciner Wyoming LLC’s ("Ciner Wyoming's") trona mining and soda ash refinery operations; distributions from our soda ash joint venture; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.
These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 for important factors that could cause our actual results of operations or our actual financial condition to differ.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income from continuing operations less equity earnings from unconsolidated investment, net income attributable to non-controlling interest and gain on reserve swap; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 8. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 12. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2019. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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
The global COVID-19 pandemic continues to affect businesses across the world. We continue to employ remote work protocols and are conducting business as usual despite the pandemic. While the COVID-19 pandemic did not have a material impact on our first quarter results, we are starting to see the effects of the declining demand for steel, electricity and soda ash on our business. We expect reduced demand will continue and that our results will be negatively impacted in the coming months. Although we are unable to predict the severity or duration of the impact on our business, we currently have approximately $200 million of liquidity. In addition, our $300 million of parent company notes does not mature until 2025. Accordingly, we believe we are well-positioned to manage through the downturn.
Our financial results by segment for the three months ended March 31, 2020 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$33,942	$6,272	$—	$40,214
Net income (loss) from continuing operations	$26,744	$6,256	$(14,221)	$18,779
Adjusted EBITDA (1)	$28,756	$7,089	$(3,913)	$31,932

Cash flow provided by (used in) continuing operations
Operating activities	$30,556	$7,089	$(7,490)	$30,155
Investing activities	$272	$—	$—	$272
Financing activities	$—	$—	$(28,186)	$(28,186)
Distributable cash flow (1)	$30,828	$7,089	$(7,490)	$30,361
Free cash flow (1)	$30,828	$7,089	$(7,490)	$30,427

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Coal Royalty and Other Business Segment

Our lessees sold 4.5 million tons of coal from our properties in the first quarter of 2020 and we derived approximately 65% of our coal royalty revenues and approximately 60% of our coal royalty sales volumes from metallurgical coal during the three months ended March 31, 2020. Revenues and other income in the first quarter of 2020 were lower by $21.4 million and distributable cash flow and free cash flow were $12.8 million and $12.5 million lower, respectively, as compared to the prior year period. This decrease is primarily a result of a weakened market for metallurgical coal as compared to the prior year period due to a decline in global steel demand. As a result, both sales volumes and prices for metallurgical coal sold were lower in the first quarter of 2020 compared to the prior year period. In addition, weaker domestic and export thermal coal markets compared to the prior year period resulted in lower revenue from our thermal coal properties. Domestic and export thermal coal markets remained challenged by lower utility demand, continued low natural gas prices and the secular shift to renewable energy.
A number of mines on NRP's properties have been temporarily idled as our coal lessees face not only reduced demand but workforce safety concerns and supply chain disruptions due to the COVID-19 pandemic. NRP believes that lessees who have idled mines will continue to sell coal from inventory, which should result in continued royalty payments to NRP over the near term. However, the pandemic has compounded already weak coal pricing and demand, and even those lessees who continue to operate are seeing significant negative impacts on their businesses.
Additionally, NRP's largest lessee, Foresight Energy, filed for bankruptcy in March 2020 and has continued to operate since the filing. In its bankruptcy filings, Foresight disclosed that it intends to restructure its finances in a plan process. Foresight entered into agreements with its pre-petition lenders to support its restructuring plan process. In addition, Foresight reached agreement with certain of its other key contract counterparties, including NRP, to enter into amendments to the counterparties’ agreements such that Foresight will be able to implement its restructuring plan. In its bankruptcy filings, Foresight announced its intention to continue to operate the Sugar Camp, Williamson, and Hillsboro mining complexes. While Foresight’s filings announced the idling of the Macoupin mine, Foresight recommenced longwall production at its lower-cost Hillsboro mine during the first quarter. NRP expects that any adverse impacts from the idling of the Macoupin mine will be partially offset by benefits from the increased production at the Hillsboro mine. Foresight’s ability to operate profitably and emerge from bankruptcy will continue to be impacted by weakened demand for thermal coal and the global COVID-19 pandemic.
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

Revenues and other income in the first quarter of 2020 were lower by $5.4 million compared to the prior year quarter primarily due to lower international demand that resulted in lower international soda ash pricing and volumes sold.

Ciner Wyoming started to see the impact of COVID-19 on its operations towards the end of the first quarter in the form of slowing global demand and downward pricing pressure, and while Ciner Wyoming believes this did not have a material adverse effect on its first quarter results it will have a negative impact on subsequent quarters. The extent and duration to which COVID-19 will impact demand is highly uncertain and cannot be predicted with confidence at this time. Ciner Wyoming has focused on safety during this pandemic and is actively managing the business to maintain cash flow and believes it has enough liquidity to meet its anticipated liquidity requirements.

Ciner Wyoming has announced that it will commence a significant capacity expansion capital project soon that it intends to fund in part by reinvesting cash that would otherwise be distributed to its partners. Prior to COVID-19, plans were for NRP to receive approximately $25 million to $28 million of annual cash distributions from Ciner Wyoming until the project is completed. However, due to the COVID-19 pandemic we are unable to predict the ultimate impact that it may have on future distributions we receive. We believe that we will benefit over the long-term from increased productivity and cash distributions from Ciner Wyoming’s operations following completion of this capital project.

Business Outlook

We expect the challenges described above to continue to negatively impact our results. NRP continues to maintain strong cash balances and liquidity, and efforts to de-lever and de-risk the Partnership over the past five years have prepared NRP to operate through this downturn.
Results of Operations
First Three Months of 2020 and 2019 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,		Decrease	Percentage Change
Operating Segment (In thousands)	2020	2019
Coal Royalty and Other	$33,942	$55,359	$(21,417)	(39)%
Soda Ash	6,272	11,682	(5,410)	(46)%
Total	$40,214	$67,041	$(26,827)	(40)%
The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2020	2019
Coal sales volumes (tons)
Appalachia
Northern	327	859	(532)	(62)%
Central	2,933	3,422	(489)	(14)%
Southern	222	348	(126)	(36)%
Total Appalachia	3,482	4,629	(1,147)	(25)%
Illinois Basin	505	560	(55)	(10)%
Northern Powder River Basin	527	856	(329)	(38)%
Total coal sales volumes	4,514	6,045	(1,531)	(25)%

Coal royalty revenue per ton
Appalachia
Northern	$1.81	$4.71	$(2.90)	(62)%
Central	4.83	6.03	(1.20)	(20)%
Southern	4.16	8.61	(4.45)	(52)%
Illinois Basin	4.35	4.77	(0.42)	(9)%
Northern Powder River Basin	4.13	2.61	1.52	58%
Combined average coal royalty revenue per ton	4.44	5.39	(0.95)	(18)%

Coal royalty revenues
Appalachia
Northern	$593	$4,045	$(3,452)	(85)%
Central	14,173	20,644	(6,471)	(31)%
Southern	923	2,997	(2,074)	(69)%
Total Appalachia	15,689	27,686	(11,997)	(43)%
Illinois Basin	2,199	2,670	(471)	(18)%
Northern Powder River Basin	2,177	2,231	(54)	(2)%
Unadjusted coal royalty revenues	20,065	32,587	(12,522)	(38)%
Coal royalty adjustment for minimum leases	(963)	(456)	(507)	(111)%
Total coal royalty revenues	$19,102	$32,131	$(13,029)	(41)%

Other revenues
Production lease minimum revenues	$802	$2,700	$(1,898)	(70)%
Minimum lease straight-line revenues	3,809	3,316	493	15%
Property tax revenues	1,599	1,433	166	12%
Wheelage revenues	2,204	1,415	789	56%
Coal overriding royalty revenues	1,322	3,975	(2,653)	(67)%
Lease amendment revenues	843	771	72	9%
Aggregates royalty revenues	576	1,464	(888)	(61)%
Oil and gas royalty revenues	1,103	1,719	(616)	(36)%
Other revenues	73	578	(505)	(87)%
Total other revenues	$12,331	$17,371	$(5,040)	(29)%
Coal royalty and other	$31,433	$49,502	$(18,069)	(37)%
Transportation and processing services revenues	2,509	5,601	(3,092)	(55)%
Gain on asset sales and disposals	—	256	(256)	(100)%
Total Coal Royalty and Other segment revenues and other income	$33,942	$55,359	$(21,417)	(39)%

Coal Royalty Revenues
Total coal royalty revenues decreased $13.0 million from 2019 to 2020 primarily driven by weakened coal markets that resulted in lower coal sales volume. The discussion of these decreases by region is as follows:

•	Appalachia: Sales volumes decreased 25% and revenues decreased $12.0 million primarily as a result of weakened met coal markets.

•
Illinois Basin: Sales volumes decreased 10% and coal royalty revenues decreased $0.5 million primarily due to weakening of the thermal coal export market and lower domestic thermal coal demand in 2020.

•
Northern Powder River Basin: Sales volumes decreased 38% and coal royalty revenues decreased $0.1 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2020, partially offset by a 58% increase in sales prices as compared to the prior year quarter.

Other Revenues
Other revenues decreased $5.0 million primarily due to a $2.7 million decrease in coal overriding royalty revenues driven by lower activity at our Williamson property in the Illinois Basin during the three months ended March 31, 2010 as compared to the prior year quarter.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $3.1 million primarily due to weakened demand for Illinois Basin coal that resulted in fewer tons being transported out of our Illinois Basin transportation and processing assets during the three months ended March 31, 2020 as compared to the prior year quarter.
Soda Ash

Revenues and other income related to our Soda Ash segment decreased $5.4 million compared to the prior year quarter primarily due to lower international demand that resulted in lower international soda ash pricing and volumes sold.

Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended March 31,		Decrease	Percentage Change
(In thousands)	2020	2019
Operating expenses
Operating and maintenance expenses	$5,202	$8,360	$(3,158)	(38)%
Depreciation, depletion and amortization	2,012	4,392	(2,380)	(54)%
General and administrative expenses	3,913	4,350	(437)	(10)%
Total operating expenses	$11,127	$17,102	$(5,975)	(35)%
Total operating expenses decreased $6.0 million primarily due to the following:

•
Operating and maintenance expenses include costs to manage the Coal Royalty and Other and Soda Ash business segments and primarily consist of royalty, tax, employee-related and legal costs and bad debt expense. These costs decreased $3.2 million primarily due to lower royalty fees related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). As a result, the coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property.

•	Depreciation, depletion and amortization expense decreased $2.4 million due to lower coal sales volumes at certain properties.
Interest Expense, Net
Interest expense, net decreased $3.9 million primarily due to lower debt balances during the first three months of 2020 as a result of debt repayments made over the past twelve months.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2020
Net income (loss) from continuing operations	$26,744	$6,256	$(14,221)	$18,779
Less: equity earnings from unconsolidated investment	—	(6,272)	—	(6,272)
Add: total distributions from unconsolidated investment	—	7,105	—	7,105
Add: interest expense, net	—	—	10,308	10,308
Add: depreciation, depletion and amortization	2,012	—	—	2,012
Adjusted EBITDA	$28,756	$7,089	$(3,913)	$31,932

March 31, 2019
Net income (loss) from continuing operations	$42,607	$11,682	$(18,524)	$35,765
Less: equity earnings from unconsolidated investment	—	(11,682)	—	(11,682)
Add: total distributions from unconsolidated investment	—	9,800	—	9,800
Add: interest expense, net	—	—	14,174	14,174
Add: depreciation, depletion and amortization	4,392	—	—	4,392
Adjusted EBITDA	$46,999	$9,800	$(4,350)	$52,449
Adjusted EBITDA decreased $20.5 million primarily due to the following:

•	Coal Royalty and Other Segment

◦	Adjusted EBITDA decreased $18.2 million primarily as a result of the decrease in revenues and other income driven by the weakened coal markets in the first three months of 2020.

•	Soda Ash Segment

◦	Adjusted EBITDA decreased $2.7 million as a result of lower cash distributions received from Ciner Wyoming in the first three months of 2020.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$30,556	$7,089	$(7,490)	$30,155
Investing activities	272	—	—	272
Financing activities	—	—	(28,186)	(28,186)

March 31, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$42,916	$9,800	$(29,884)	$22,832
Investing activities	697	—	—	697
Financing activities	—	—	(99,852)	(99,852)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2020
Net cash provided by (used in) operating activities of continuing operations	$30,556	$7,089	$(7,490)	$30,155
Add: proceeds from sale of discontinued operations	—	—	—	(66)
Add: return of long-term contract receivable	272	—	—	272
Distributable cash flow	$30,828	$7,089	$(7,490)	$30,361
Less: proceeds from sale of discontinued operations	—	—	—	66
Free cash flow	$30,828	$7,089	$(7,490)	$30,427

March 31, 2019
Net cash provided by (used in) operating activities of continuing operations	$42,916	$9,800	$(29,884)	$22,832
Add: proceeds from asset sales and disposals	256	—	—	256
Add: proceeds from sale of discontinued operations	—	—	—	(390)
Add: return of long-term contract receivable	441	—	—	441
Distributable cash flow	$43,613	$9,800	$(29,884)	$23,139
Less: proceeds from asset sales and disposals	(256)	—	—	(256)
Less: proceeds from sale of discontinued operations	—	—	—	390
Free cash flow	$43,357	$9,800	$(29,884)	$23,273

DCF and FCF increased $7.2 million primarily due to the following:

•	Corporate and Financing Segment

◦
DCF and FCF increased $22.4 million primarily due to the timing of interest payments on our parent company bonds that were refinanced in the second quarter of 2019. Interest is due in June and December on the new 9.125% Notes, compared to March and September on the previous 10.5% Notes.

This increase in DCF and FCF was partially offset by:

•	Coal Royalty and Other Segment

◦
DCF and FCF decreased $12.8 million and $12.5 million, respectively, primarily as a result of the decrease in coal royalty revenues driven by the weakened coal markets in the first three months of 2020.

•	Soda Ash Segment

◦	DCF and FCF decreased $2.7 million as a result of lower cash distributions received from Ciner Wyoming in the first three months of 2020.

Liquidity and Capital Resources
Current Liquidity
As of March 31, 2020, we had total liquidity of $200.5 million, consisting of $100.5 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility.
Cash Flows
Cash flows provided by operating activities increased $8.9 million, from $23.0 million in the three months ended March 31, 2019 to $31.9 million in the three months ended March 31, 2020 primarily related to the timing of interest payments on our parent company bonds that were refinanced in the second quarter of 2019 and lower cash paid for interest on our Opco Senior Notes as a result of debt repayments made over the past twelve months. This increase was partially offset by lower operating cash flow as a result of the decrease in coal royalty revenues driven by the weakened coal markets in addition to lower cash distributions received from Ciner Wyoming the first three months of 2020.
Cash flows used in financing activities decreased $69.8 million, from $99.6 million in the three months ended March 31, 2019 to $29.8 million in the three months ended March 31, 2020 primarily due to lower principal payments made on our Opco Senior Notes in the first quarter of 2020 as a result of the $49.3 million pre-payment in the first quarter of 2019 related to the sale of our construction aggregates business.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(In thousands)	2020	2019
Current portion of long-term debt, net	$45,767	$45,776
Long-term debt, net	454,110	470,422
Total debt, net	$499,877	$516,198
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
Summary of Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We are dependent upon the effective marketing of the coal mined by our lessees. Our lessees sell the coal under various long-term and short-term contracts as well as on the spot market. Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more. Our lessees’ failure to negotiate long-term contracts could adversely affect the stability and profitability of our lessees’ operations and adversely affect our future financial results. If more coal is sold on the spot market, coal royalty revenues may become more volatile due to fluctuations in spot coal prices.The market price of soda ash and energy costs directly affects the profitability of Ciner Wyoming’s operations. If the market price for soda ash declines, Ciner Wyoming’s sales revenues will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile and are likely to remain volatile in the future.
The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended March 31, 2020. The impacts of such volatility on the Partnership cannot be predicted with confidence or reasonably estimated at this time.
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At March 31, 2020, we did not have any borrowings outstanding under the Opco Credit Facility.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2020 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.
In November 2019, the District Court of Harris County, Texas, 157th Judicial District, issued a ruling in the contingent consideration payment dispute that Anadarko Holding Company and its subsidiary, Big Island Trona Company (together, "Anadarko") brought against NRP in July 2017. The Trial Court ruled in NRP’s favor in all respects and ordered that Anadarko take nothing. Anadarko did not appeal the trail court ruling, and accordingly, this lawsuit was concluded in the first quarter of 2020 with no liability to us.
ITEM 1A. RISK FACTORS
During the period covered by this report, except as provided below, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and ability to make cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities and global trading markets. Coal markets faced substantial challenges prior to the pandemic, and widespread increases in unemployment and decreases in electricity and steel demand are expected to further reduce demand and prices for coal. In addition, demand for and prices of soda ash have decreased, as global manufacturing has slowed. If the reduced demand for and prices of coal and/or soda ash continue for a prolonged period, our financial condition, results of operations, and cash distributions to unitholders may be materially and adversely affected.
The COVID-19 pandemic may also have the effect of heightening many of the other risks described in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to our ability to pay cash distributions and service our debt, and the ability of our coal lessees and Ciner Wyoming to operate profitably. The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
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
10.1
Limited Waiver dated February 28, 2020 by Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2020).

10.2
Right of First Offer Agreement dated as of February 28, 2020 by and among Pocahontas Royalties LLC, Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2020).

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

Date: May 11, 2020
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)