Form 10-Q
period 2020-06-30
NATURAL RESOURCE PARTNERS LP
filed 2020-08-10
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	Commission file number:	001-31465

NATURAL RESOURCE PARTNERS LP
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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except unit data)	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$110,828	$98,265
Accounts receivable, net	22,044	30,869
Prepaid expenses and other, net	4,931	1,244
Current assets of discontinued operations	—	1,706
Total current assets	$137,803	$132,084
Land	24,008	24,008
Mineral rights, net	468,863	605,096
Intangible assets, net	17,608	17,687
Equity in unconsolidated investment	252,420	263,080
Long-term contract receivable, net	34,309	36,963
Other assets, net	8,554	6,989
Total assets	$943,565	$1,085,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,228	$1,179
Accrued liabilities	6,027	8,764
Accrued interest	2,026	2,316
Current portion of deferred revenue	8,857	4,608
Current portion of long-term debt, net	45,786	45,776
Current liabilities of discontinued operations	—	65
Total current liabilities	$63,924	$62,708
Deferred revenue	53,431	47,213
Long-term debt, net	452,101	470,422
Other non-current liabilities	4,901	4,949
Total liabilities	$574,357	$585,292
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (250,000 units issued and outstanding at June 30, 2020 and December 31, 2019, at $1,000 par value per unit; liquidation preference of $1,700 per unit at June 30, 2020 and $1,500 per unit at December 31, 2019)	$164,587	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 units issued and outstanding at June 30, 2020 and December 31, 2019)	$139,517	$271,471
General partner’s interest	546	3,270
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive loss	(2,258)	(2,594)
Total partners’ capital	$204,621	$338,963
Non-controlling interest	—	(2,935)
Total capital	$204,621	$336,028
Total liabilities and capital	$943,565	$1,085,907
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2020	2019	2020	2019
Revenues and other income
Coal royalty and other	$31,666	$64,616	$63,099	$114,118
Transportation and processing services	1,938	5,274	4,447	10,875
Equity in earnings (loss) of Ciner Wyoming	(3,058)	11,333	3,214	23,015
Gain on asset sales and disposals	465	246	465	502
Total revenues and other income	$31,011	$81,469	$71,225	$148,510

Operating expenses
Operating and maintenance expenses	$8,217	$12,459	$13,419	$20,819
Depreciation, depletion and amortization	2,062	3,970	4,074	8,362
General and administrative expenses	3,621	4,196	7,534	8,546
Asset impairments	132,283	—	132,283	—
Total operating expenses	$146,183	$20,625	$157,310	$37,727

Income (loss) from operations	$(115,172)	$60,844	$(86,085)	$110,783

Other expenses, net
Interest expense, net	$(10,329)	$(12,456)	$(20,637)	$(26,630)
Loss on extinguishment of debt	—	(29,282)	—	(29,282)
Total other expenses, net	$(10,329)	$(41,738)	$(20,637)	$(55,912)

Net income (loss) from continuing operations	$(125,501)	$19,106	$(106,722)	$54,871
Income from discontinued operations	—	245	—	199
Net income (loss)	$(125,501)	$19,351	$(106,722)	$55,070
Less: income attributable to preferred unitholders	(7,613)	(7,500)	(15,113)	(15,000)
Net income (loss) attributable to common unitholders and general partner	$(133,114)	$11,851	$(121,835)	$40,070

Net income (loss) attributable to common unitholders	$(130,452)	$11,614	$(119,398)	$39,269
Net income (loss) attributable to the general partner	(2,662)	237	(2,437)	801

Income (loss) from continuing operations per common unit (see Note 4)
Basic	$(10.64)	$0.93	$(9.74)	$3.19
Diluted	(10.64)	0.85	(9.74)	2.58

Net income (loss) per common unit (see Note 4)
Basic	$(10.64)	$0.95	$(9.74)	$3.20
Diluted	(10.64)	0.87	(9.74)	2.59

Net income (loss)	$(125,501)	$19,351	$(106,722)	$55,070
Comprehensive income (loss) from unconsolidated investment and other	1,359	(825)	336	180
Comprehensive income (loss)	$(124,142)	$18,526	$(106,386)	$55,250
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard (see Note 15)	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net income (1)	—	18,403	376	—	—	18,779	—	18,779
Distributions to common unitholders and general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	673	—	—	—	673	—	673
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(1,023)	(1,023)	—	(1,023)
Balance at March 31, 2020	12,261	$273,847	$3,305	$66,816	$(3,617)	$340,351	$(2,935)	$337,416
Net loss (2)	—	(122,991)	(2,510)	—	—	(125,501)	—	(125,501)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)	—	(7,613)
Acquisition of non-controlling interest in BRP	—	(4,747)	(97)		—	(4,844)	2,935	(1,909)
Unit-based awards amortization and vesting	—	869	—	—	—	869	—	869
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,359	1,359	—	1,359
Balance at June 30, 2020	12,261	$139,517	$546	$66,816	$(2,258)	$204,621	$—	$204,621

(1)Net income includes $7.5 million attributable to preferred unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.
(2)Net loss includes $7.6 million attributable to preferred unitholders that accumulated during the period, of which $7.46 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.

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

(1)Net income includes $7.5 million attributable to preferred unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$(106,722)	$55,070
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	4,074	8,362
Distributions from unconsolidated investment	14,210	19,110
Equity earnings from unconsolidated investment	(3,214)	(23,015)
Gain on asset sales and disposals	(465)	(502)
Loss on extinguishment of debt	—	29,282
Income from discontinued operations	—	(199)
Asset impairments	132,283	—
Bad debt expense	3,657	6,691
Unit-based compensation expense	1,653	1,376
Amortization of debt issuance costs and other	(1,086)	2,151
Change in operating assets and liabilities:
Accounts receivable	3,373	(3,107)
Accounts payable	49	(1,177)
Accrued liabilities	(3,776)	(5,522)
Accrued interest	(291)	(7,144)
Deferred revenue	10,467	(2,684)
Other items, net	(4,122)	(2,501)
Net cash provided by operating activities of continuing operations	$50,090	$76,191
Net cash provided by operating activities of discontinued operations	1,706	355
Net cash provided by operating activities	$51,796	$76,546

Cash flows from investing activities
Proceeds from asset sales and disposals	$507	$503
Return of long-term contract receivable	1,130	892
Acquisition of non-controlling interest in BRP	(1,000)	—
Net cash provided by investing activities of continuing operations	$637	$1,395
Net cash used in investing activities of discontinued operations	(66)	(434)
Net cash provided by investing activities	$571	$961

Cash flows from financing activities
Debt borrowings	$—	$300,000
Debt repayments	(19,061)	(434,470)
Distributions to common unitholders and general partner	(5,630)	(21,890)
Distributions to preferred unitholders	(15,113)	(15,000)
Contributions from (to) discontinued operations	1,640	(79)
Debt issuance costs and other	—	(26,402)
Net cash used in financing activities of continuing operations	$(38,164)	$(197,841)
Net cash provided by (used in) financing activities of discontinued operations	(1,640)	79
Net cash used in financing activities	$(39,804)	$(197,762)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2020	2019

Net increase (decrease) in cash and cash equivalents	$12,563	$(120,255)
Cash and cash equivalents at beginning of period	98,265	206,030
Cash and cash equivalents at end of period	$110,828	$85,775

Supplemental cash flow information:
Cash paid during the period for interest	$20,222	$33,045
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$924	$—
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Coal Royalty and Other segment revenues by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Coal royalty revenues (1)	$10,847	$30,703	$29,949	$62,834
Production lease minimum revenues (1)	8,485	15,879	9,287	18,579
Minimum lease straight-line revenues (1)	4,987	3,854	8,796	7,170
Property tax revenues	761	1,377	2,360	2,810
Wheelage revenues	1,584	1,945	3,788	3,360
Coal overriding royalty revenues	683	3,999	2,005	7,974
Lease amendment revenues	890	4,414	1,733	5,185
Aggregates royalty revenues	271	1,237	847	2,701
Oil and gas royalty revenues	2,742	482	3,845	2,201
Other revenues	416	726	489	1,304
Coal royalty and other revenues	$31,666	$64,616	$63,099	$114,118
Transportation and processing services revenues (2)	1,938	5,274	4,447	10,875
Total coal royalty and other segment revenues	$33,604	$69,890	$67,546	$124,993

(1)Effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications to certain leases that fixed consideration paid to the Partnership over a two year period.
(2)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $1.3 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively and $2.5 million and $5.6 million for the six months ended June 30, 2020 and 2019, respectively. The remaining transportation and processing services revenues of $0.7 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $2.0 million and $5.3 million or the six months ended June 30, 2020 and 2019, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.
The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2020	2019
Receivables
Accounts receivable, net	$19,375	$27,915
Prepaid expenses and other, net (1)	5,909	90

Contract liabilities
Current portion of deferred revenue	$8,857	$4,608
Deferred revenue	53,431	47,213

(1)Prepaid expenses and other, net includes notes receivable from contracts with customers.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	For the Six Months Ended June 30,
(In thousands)	2020	2019
Balance at beginning of period (current and non-current)	$51,821	$52,553
Increase due to minimums and lease amendment fees	42,611	29,776
Recognition of previously deferred revenue	(32,144)	(32,460)
Balance at end of period (current and non-current)	$62,288	$49,869

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows as of June 30, 2020 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments (2)
0 - 5 years	4.0	$15,233
5 - 10 years	6.1	7,478
10+ years	13.8	30,802
Total	9.5	$53,513

(1)Lease term does not include renewal periods.
(2)Annual minimum payments do not include $40.0 million of annual fixed consideration owed to NRP in 2020 and 2021 resulting from contract modifications entered into during the second quarter of 2020. Additionally, $5.0 million of this $40.0 million annual fixed consideration amount relates to a coal infrastructure lease that is accounted for as a financing transaction. See Note 14. Financing Transaction for more information.

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

Income (loss) available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income (loss) available to common unitholders and the general partner by $7.6 million and $7.5 million during the three months ended June 30, 2020 and 2019, respectively, and $15.1 million and $15.0 million during the six months ended June 30, 2020 and 2019, respectively, as a result of accumulated preferred unit distributions earned during the period. In May 2020, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended March 31, 2020, and then redeemed all of these outstanding paid in kind preferred units on June 30, 2020.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the cash distributions declared and paid to common and preferred unitholders during the six months ended June 30, 2020 and 2019, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (1) (In thousands)
2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500
May 2020	January 1 - March 31, 2020	—	—	15.00	3,750
June 2020	January 1 - March 31, 2020	—	—	15.45	3,863

2019
February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500
May 2019	January 1 - March 31, 2019	0.45	5,630	30.00	7,500
May 2019 (2)	Special Distribution	0.85	10,635	—	—

(1)Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)The special distribution of $0.85 per common unit was made to cover the common unitholders’ tax liability resulting from the sale of NRP’s construction aggregates business in December 2018.
4.    Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing net income (loss), after considering income attributable to preferred unitholders and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income (loss) per common unit includes the effect of NRP's preferred units, warrants, and unvested unit-based awards if the inclusion of these items is dilutive.
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income (loss) per common unit for the three and six months ended June 30, 2020 and the three months ended June 30, 2019 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive. The calculation of diluted net income per common unit for the six months ended June 30, 2019 includes the assumed conversion of the preferred units.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income (loss) per common unit for the three and six months ended June 30, 2020 did not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of the dilutive effect of the warrants for the three months and six months ended June 30, 2019 includes both the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2020	2019	2020	2019
Allocation of net income (loss)
Net income (loss) from continuing operations	$(125,501)	$19,106	$(106,722)	$54,871
Less: income attributable to preferred unitholders	(7,613)	(7,500)	(15,113)	(15,000)
Net income (loss) from continuing operations attributable to common unitholders and general partner	$(133,114)	$11,606	$(121,835)	$39,871
Add (less): net loss (income) from continuing operations attributable to the general partner	2,662	(232)	2,437	(797)
Net income (loss) from continuing operations attributable to common unitholders	$(130,452)	$11,374	$(119,398)	$39,074

Net income from discontinued operations	$—	$245	$—	$199
Less: net income from discontinued operations attributable to the general partner	—	(5)	—	(4)
Net income from discontinued operations attributable to common unitholders	$—	$240	$—	$195

Net income (loss)	$(125,501)	$19,351	$(106,722)	$55,070
Less: income attributable to preferred unitholders	(7,613)	(7,500)	(15,113)	(15,000)
Net income attributable to common unitholders and general partner	$(133,114)	$11,851	$(121,835)	$40,070
Add (less): net loss (income) attributable to the general partner	2,662	(237)	2,437	(801)
Net income (loss) attributable to common unitholders	$(130,452)	$11,614	$(119,398)	$39,269

Basic net income (loss) per common unit
Weighted average common units—basic	12,261	12,261	12,261	12,258
Basic net income (loss) from continuing operations per common unit	$(10.64)	$0.93	$(9.74)	$3.19
Basic net income from discontinued operations per common unit	$0.00	$0.02	$0.00	$0.02
Basic net income (loss) per common unit	$(10.64)	$0.95	$(9.74)	$3.20

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2020	2019	2020	2019
Diluted income (loss) per common unit
Weighted average common units—basic	12,261	12,261	12,261	12,258
Plus: dilutive effect of preferred units	—	—	—	7,443
Plus: dilutive effect of warrants	—	1,087	—	1,091
Plus: dilutive effect of unvested unit-based awards	—	40	—	36
Weighted average common units—diluted	12,261	13,388	12,261	20,828

Net income (loss) from continuing operations	$(125,501)	$19,106	$(106,722)	$54,871
Less: income attributable to preferred unitholders	(7,613)	(7,500)	(15,113)	—
Diluted net income (loss) from continuing operations attributable to common unitholders and general partner	$(133,114)	$11,606	$(121,835)	$54,871
Add (less): diluted net loss (income) from continuing operations attributable to the general partner	2,662	(232)	2,437	(1,097)
Diluted net income (loss) from continuing operations attributable to common unitholders	$(130,452)	$11,374	$(119,398)	$53,774

Diluted net income from discontinued operations attributable to common unitholders	$—	$240	$—	$195

Net income (loss)	$(125,501)	$19,351	$(106,722)	$55,070
Less: income attributable to preferred unitholders	(7,613)	(7,500)	(15,113)	—
Diluted net income (loss) attributable to common unitholders and general partner	$(133,114)	$11,851	$(121,835)	$55,070
Add (less): diluted net loss (income) attributable to the general partner	2,662	(237)	2,437	(1,101)
Diluted net income (loss) attributable to common unitholders	$(130,452)	$11,614	$(119,398)	$53,969

Diluted net income (loss) from continuing operations per common unit	$(10.64)	$0.85	$(9.74)	$2.58
Diluted net income (loss) from discontinued operations per common unit	$0.00	$0.02	$0.00	$0.01
Diluted net income (loss) per common unit	$(10.64)	$0.87	$(9.74)	$2.59

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Three Months Ended June 30, 2020
Revenues	$33,604	$(3,058)	$—	$30,546
Gain on asset sales and disposals	465	—	—	465
Operating and maintenance expenses	8,188	29	—	8,217
Depreciation, depletion and amortization	2,062	—	—	2,062
General and administrative expenses	—	—	3,621	3,621
Asset impairments	132,283	—	—	132,283
Other expenses, net	15	—	10,314	10,329
Net loss from continuing operations	(108,479)	(3,087)	(13,935)	(125,501)

For the Three Months Ended June 30, 2019
Revenues	$69,890	$11,333	$—	$81,223
Gain on asset sales and disposals	246	—	—	246
Operating and maintenance expenses	12,459	—	—	12,459
Depreciation, depletion and amortization	3,970	—	—	3,970
General and administrative expenses	—	—	4,196	4,196
Other expenses, net	—	—	41,738	41,738
Net income (loss) from continuing operations	53,707	11,333	(45,934)	19,106
Income from discontinued operations	—	—	—	245

For the Six Months Ended June 30, 2020
Revenues	$67,546	$3,214	$—	$70,760
Gain on asset sales and disposals	465	—	—	465
Operating and maintenance expenses	13,374	45	—	13,419
Depreciation, depletion and amortization	4,074	—	—	4,074
General and administrative expenses	—	—	7,534	7,534
Asset impairments	132,283	—	—	132,283
Other expenses, net	15	—	20,622	20,637
Net income (loss) from continuing operations	(81,735)	3,169	(28,156)	(106,722)

For the Six Months Ended June 30, 2019
Revenues	$124,993	$23,015	$—	$148,008
Gain on asset sales and disposals	502	—	—	502
Operating and maintenance expenses	20,819	—	—	20,819
Depreciation, depletion and amortization	8,362	—	—	8,362
General and administrative expenses	—	—	8,546	8,546
Other expenses, net	—	—	55,912	55,912
Net income (loss) from continuing operations	96,314	23,015	(64,458)	54,871
Income from discontinued operations	—	—	—	199

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$261,224	$249,936	$263,080	$247,051
Income (loss) allocation to NRP’s equity interests	(2,047)	12,549	5,446	25,443
Amortization of basis difference	(1,011)	(1,216)	(2,232)	(2,428)
Other comprehensive income (loss)	1,359	(824)	336	179
Distribution	(7,105)	(9,310)	(14,210)	(19,110)
Balance at end of period	$252,420	$251,135	$252,420	$251,135
The following table represents summarized financial information for Ciner Wyoming as derived from their respective unaudited financial statements for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net sales	$76,184	$129,794	$190,607	$260,230
Gross profit	2,242	32,533	23,659	66,635
Net income (loss)	(4,177)	25,610	11,115	51,925

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	June 30, 2020			December 31, 2019
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$799,231	$(353,135)	$446,096	$981,352	$(420,448)	$560,904
Aggregates properties	9,799	(2,691)	7,108	41,486	(13,357)	28,129
Oil and gas royalty properties	12,354	(8,240)	4,114	12,395	(7,887)	4,508
Other	13,156	(1,611)	11,545	13,156	(1,601)	11,555
Total mineral rights, net	$834,540	$(365,677)	$468,863	$1,048,389	$(443,293)	$605,096
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $2.0 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $3.9 million and $6.7 million for the six months ended June 30, 2020 and 2019, respectively.
The Partnership recorded $132.3 million of expense to fully impair certain properties during the three and six months ended June 30, 2020, primarily related to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of June 30, 2020 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net
The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2020	2019
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	$6,780	$6,780
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	7,094	9,458
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	24,016	24,016
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	50,738	63,423
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	16,047	20,059
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	79,945	79,945
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	20,375	20,375
Total Opco Senior Notes	$204,995	$224,056
Total debt at face value	$504,995	$524,056
Net unamortized debt issuance costs	(7,108)	(7,858)
Total debt, net	$497,887	$516,198
Less: current portion of long-term debt	(45,786)	(45,776)
Total long-term debt, net	$452,101	$470,422

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of June 30, 2020 and December 31, 2019, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
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
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of June 30, 2020 and December 31, 2019, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
Opco Credit Facility
In April 2019, the Partnership entered into the Fourth Amendment (the “Fourth Amendment”) to the Opco Credit Facility (the "Opco Credit Facility"). The Fourth Amendment extended the term of the Opco Credit Facility until April 2023. Lender commitments under the Opco Credit Facility remain at $100.0 million. The Opco Credit Facility contains financial covenants requiring Opco to maintain:
•A leverage ratio of consolidated indebtedness to EBITDDA (as defined in the Opco Credit Facility) not to exceed 4.0x; provided, however, that if the Partnership increases its quarterly distribution to its common unitholders above $0.45 per common unit, the maximum leverage ratio under the Opco Credit Facility will permanently decrease from 4.0x to 3.0x; and
•a fixed charge coverage ratio of consolidated EBITDDA to consolidated fixed charges (consisting of consolidated interest expense and consolidated lease expense) of not less than 3.5 to 1.0.
During the three and six months ended June 30, 2020 and 2019, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100 million in available borrowing capacity at both June 30, 2020 and December 31, 2019.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $368.5 million and $399.7 million classified as mineral rights, net and other assets, net on the Partnership’s Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.
Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2020 and December 31, 2019, the Opco Senior Notes had cumulative principal balances of $205.0 million and $224.1 million, respectively. Opco made mandatory principal payments of $19.1 million during the six months ended June 30, 2020 and $88.8 million during the six months ended June 30, 2019, which included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through June 30, 2020.
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
The following table shows the carrying amount and estimated fair value of the Partnership's debt and contract receivable:

		June 30, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$294,621	$252,000	$294,084	$269,250
Opco Senior Notes (1)	3	203,266	172,196	222,114	201,090
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable (current and long-term) (2)	3	$36,278	$27,478	$38,945	$33,460

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 84% of par value at June 30, 2020.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at June 30, 2020.
NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of June 30, 2020 and December 31, 2019.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Operating and maintenance expenses	$1,544	$1,573	$3,167	$3,208
General and administrative expenses	881	886	1,779	1,849
The Partnership had accounts payable to QMC of $0.4 million as of both June 30, 2020 and December 31, 2019 and $0.2 million and $0.1 million to WPPLP on its Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.
During the three months ended June 30, 2020 and 2019, the Partnership recognized $0.1 million and $0.5 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP. These amounts were $0.2 million and $3.5 million during the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Partnership had $0.5 million of Other assets on its Consolidated Balance Sheet related to a prepaid royalty for this agreement and at December 31, 2019, the Partnership had $0.1 million of accounts payable to WPPLP related to this agreement.
Industrial Minerals Group LLC
Corbin J. Robertson, III, a Director of GP Natural Resource Partners LLC, owned a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases two of NRP's coal royalty properties in Central Appalachia. As of December 31, 2019, Mr. Robertson's affiliation with Industrial Minerals ended; accordingly, revenues are no longer classified as related party revenues as of such date. Coal royalty related revenues from Industrial Minerals totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively. The Partnership had accounts receivable from Industrial Minerals of $0.7 million on its Consolidated Balance Sheet as of December 31, 2019.
Quinwood Coal Company
In May 2017, a subsidiary of Alpha Natural Resources assigned two coal leases with us to Quinwood Coal Company ("Quinwood"), an entity wholly owned by Corbin J. Robertson III. Coal related revenues from Quinwood totaled $0.1 million for the three and six months ended June 30, 2019.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy (1)	$9,799	32%	$16,038	20%	$18,460	26%	$32,229	22%
Contura Energy (1)	7,450	24%	12,614	16%	16,021	23%	23,725	16%

(1)Revenues from Foresight Energy and Contura Energy are included within the Partnership's Coal Royalty and Other segment.
12.    Commitments and Contingencies
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.
13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2020 and 2019 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the six months ended June 30, 2020 and 2019 were $3.5 million and $5.4 million, respectively. Total unit-based compensation expense associated with these awards was $0.9 million $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.7 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of June 30, 2020 is $5.1 million, which is to be recognized over a weighted average period of 2.1 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2019 was $3.5 million.
A summary of the unit activity in the outstanding grants during 2020 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2020	157	$37.48
Granted	203	$17.20
Fully vested and issued	—	$—
Forfeitures	—	$—
Outstanding at June 30, 2020	360	$26.08

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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
The following table shows certain amounts related to the Partnership's Sugar Camp lease through 2032:

	June 30,	December 31,
(In thousands)	2020	2019
Accounts receivable, net	$608	$540
Contract receivable, net (current and long-term)	36,278	38,945
Unearned income	20,360	21,889
Projected remaining payments, net	$57,246	$61,374

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

As of June 30, 2020, NRP recorded the following current expected credit loss (“CECL”) related to its receivables and long-term contract receivable:

(In thousands)	Gross	CECL Allowance	Net
Receivables	$29,840	$(2,042)	$27,798
Long-term contract receivable	35,912	(1,603)	34,309
Total	$65,752	$(3,645)	$62,107

NRP recorded $0.1 million and $(0.3) million in operating and maintenance expenses on its Consolidated Statement of Comprehensive Income (Loss) related to the change in CECL allowance during the three and six months ended June 30, 2020. In addition, we recorded $3.7 million and $3.9 million of bad debt expense due to balances deemed to be non-collectible in the three and six months ended June 30, 2020, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialist to pursue recovery of defaulted receivables.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

16.    Leases
Lessee Accounting
As of June 30, 2020, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of June 30, 2020, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other assets and other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both June 30, 2020 and December 31, 2019. During the three and six months ended June 30, 2020 and 2019, the Partnership incurred total operating lease expenses of $0.1 million and $0.2 million, respectively included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income (Loss).
The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	As of June 30, 2020
2020	$241
2021	483
2022	483
2023	483
2024	483
After 2024	11,597
Total lease payments (1)	$13,770
Less: present value adjustment (2)	(10,269)
Total operating lease liability	$3,501

(1)The remaining lease term of the Partnership's operating lease is 28.5 years.
(2)The present value of the operating lease liability on the Partnership's Consolidated Balance Sheets was calculated using a 13.5% discount rate which represents the Partnership's estimated incremental borrowing rate under the lease. As the Partnership's lease does not provide an implicit rate, the Partnership estimated the incremental borrowing rate at the time the lease was entered into by utilizing the rate of the Partnership's secured debt and adjusting it for factors that reflect the profile of borrowing over the 30-year expected lease term.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

17.    Subsequent Events
The following represents material events that have occurred subsequent to June 30, 2020 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In August 2020, the Board of Directors declared a distribution of $0.45 per common unit with respect to the second quarter of 2020. The Board of Directors also declared a cash distribution on NRP's Preferred Units with respect to the second quarter of 2020 totaling $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and six month periods ended June 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-Q and with the consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2019.
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings (loss) from unconsolidated investment, net income attributable to non-controlling interest and gain on reserve swap; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 8. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 12. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2019. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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
Free Cash Flow
Free cash flow ("FCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as investing or financing activities and distributions to non-controlling interest. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.
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
The global COVID-19 pandemic has had a significant negative impact on demand for steel, electricity and glass, which translates to lower demand for the coal and soda ash we produce. We continue to employ remote work protocols and are conducting business as usual despite the pandemic. Although we are unable to predict the severity or duration of the impact on our business, we currently have approximately $210 million of liquidity. In addition, our $300 million of parent company notes does not mature until 2025. Accordingly, we believe we are well-positioned to manage through the downturn.
Our financial results by segment for the six months ended June 30, 2020 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$68,011	$3,214	$—	$71,225
Net income (loss) from continuing operations	$(81,735)	$3,169	$(28,156)	$(106,722)
Adjusted EBITDA (1)	$54,637	$14,165	$(7,534)	$61,268

Cash flow provided by (used in) continuing operations
Operating activities	$62,509	$14,166	$(26,585)	$50,090
Investing activities	$637	$—	$—	$637
Financing activities	$—	$—	$(38,164)	$(38,164)
Distributable cash flow (1)	$64,146	$14,166	$(26,585)	$51,661
Free cash flow (1)	$62,639	$14,166	$(26,585)	$50,220

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Coal Royalty and Other Business Segment

Our lessees sold 8.4 million tons of coal from our properties in the first six months of 2020 and we derived approximately 70% of our coal royalty revenues and approximately 65% of our coal royalty sales volumes from metallurgical coal during the same period. Revenues and other income in the first six months of 2020 were lower by $57.5 million, as compared to the prior year period. This decrease is primarily a result of a weakened market for metallurgical coal as compared to the prior year period due to a decline in global steel demand. As a result, both sales volumes and prices for metallurgical coal sold were lower in the first six months of 2020 compared to the prior year period. In addition, weaker domestic and export thermal coal markets compared to the prior year period resulted in lower revenue from our thermal coal properties. Domestic and export thermal coal markets remained challenged by lower utility demand, continued low natural gas prices and the secular shift to renewable energy. The COVID-19 pandemic has compounded already weak coal pricing and demand, and our coal lessees are seeing significant negative impacts on their businesses.

During the second quarter of 2020, our largest lessee, Foresight Energy, emerged from bankruptcy. We entered into lease amendments pursuant to which Foresight agreed to pay us fixed cash payments of $48.75 million in 2020 and $42.0 million in 2021 to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight Energy for calendar years 2020 and 2021. Through the first six months of 2020, we received $21.2 million of the $48.75 million due to us in 2020. Beginning in January 2022, Foresight payment obligations will be calculated in accordance with the provisions of the original lease agreements, except with respect to the Macoupin mine. While the Macoupin mine is idled, Foresight will pay an annual fee of $2.0 million to us each year through 2023 to continue to lease our coal reserves at Macoupin.

We recorded $132.3 million in non-cash asset impairment expense in the second quarter of 2020, primarily related to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for our frac sand properties.
Soda Ash Business Segment
Ciner Wyoming was negatively impacted by the COVID-19 pandemic as lower activity in the global auto, container and construction industries reduced demand for glass and soda ash. Revenues and other income in the second quarter of 2020 were lower by $14.4 million compared to the prior year quarter primarily due to a combination of lower pricing and volumes sold. Distributions received from Ciner Wyoming were $7.1 million in the second quarter of 2020 as compared to $9.3 million in the second quarter of 2019.
Global soda ash prices are down roughly 25% from a year ago, to levels that we believe are below the cost of production of the world’s synthetic soda ash producers and some of the natural soda ash producers. We expect the soda ash industry to face significant headwinds until the global economy gets back on track. While we believe our facility is competitively positioned as one of the lowest cost producers of soda ash in the world, we expect soda ash markets to continue to be challenged over the next several quarters.
Ciner Wyoming continues to develop plans for a significant capacity expansion capital project. However, they have delayed the timing of significant costs related to this project until they have more clarity and visibility into the impact of the COVID-19 pandemic on its business. In addition, in order to achieve greater financial flexibility during the COVID-19 pandemic, Ciner Wyoming suspended its quarterly distribution for the second quarter which would have been paid to us in August 2020. Ciner Wyoming will continue to evaluate, on a quarterly basis whether to reinstate the distribution, which will be dependent in part on its cash reserves, liquidity, total debt levels and anticipated capital expenditures.
Business Outlook

The global COVID-19 pandemic continues to affect businesses across the world. Although we are unable to predict the severity or duration of the COVID-19 pandemic's impact on our business, we continue to maintain strong cash balances and liquidity, and efforts to de-lever and de-risk the Partnership over the past five years have prepared NRP to operate through this downturn.

Results of Operations
Second Quarter of 2020 and 2019 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended June 30,		Decrease	Percentage Change
Operating Segment (In thousands)	2020	2019
Coal Royalty and Other	$34,069	$70,136	$(36,067)	(51)%
Soda Ash	(3,058)	11,333	(14,391)	(127)%
Total	$31,011	$81,469	$(50,458)	(62)%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2020	2019
Coal sales volumes (tons)
Appalachia
Northern	87	1,625	(1,538)	(95)%
Central	2,463	3,825	(1,362)	(36)%
Southern	426	386	40	10%
Total Appalachia	2,976	5,836	(2,860)	(49)%
Illinois Basin	578	535	43	8%
Northern Powder River Basin	340	591	(251)	(42)%
Total coal sales volumes	3,894	6,962	(3,068)	(44)%

Coal royalty revenue per ton
Appalachia
Northern	$2.74	$0.86	$1.88	218%
Central	4.04	6.03	(1.99)	(33)%
Southern	4.96	6.69	(1.73)	(26)%
Illinois Basin	1.97	4.51	(2.54)	(56)%
Northern Powder River Basin	3.15	2.75	0.40	15%
Combined average coal royalty revenue per ton	3.73	4.46	(0.73)	(16)%

Coal royalty revenues
Appalachia
Northern	$238	$1,393	$(1,155)	(83)%
Central	9,951	23,055	(13,104)	(57)%
Southern	2,111	2,581	(470)	(18)%
Total Appalachia	12,300	27,029	(14,729)	(54)%
Illinois Basin	1,137	2,411	(1,274)	(53)%
Northern Powder River Basin	1,071	1,624	(553)	(34)%
Unadjusted coal royalty revenues	14,508	31,064	(16,556)	(53)%
Coal royalty adjustment for minimum leases (1)	(3,661)	(361)	(3,300)	(914)%
Total coal royalty revenues	$10,847	$30,703	$(19,856)	(65)%

Other revenues
Production lease minimum revenues (1)	$8,485	$15,879	$(7,394)	(47)%
Minimum lease straight-line revenues (1)	4,987	3,854	1,133	29%
Property tax revenues	761	1,377	(616)	(45)%
Wheelage revenues	1,584	1,945	(361)	(19)%
Coal overriding royalty revenues	683	3,999	(3,316)	(83)%
Lease amendment revenues	890	4,414	(3,524)	(80)%
Aggregates royalty revenues	271	1,237	(966)	(78)%
Oil and gas royalty revenues	2,742	482	2,260	469%
Other revenues	416	726	(310)	(43)%
Total other revenues	$20,819	$33,913	$(13,094)	(39)%
Coal royalty and other	$31,666	$64,616	$(32,950)	(51)%
Transportation and processing services revenues	1,938	5,274	(3,336)	(63)%
Gain on asset sales and disposals	465	246	219	89%
Total Coal Royalty and Other segment revenues and other income	$34,069	$70,136	$(36,067)	(51)%

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications that fixed consideration paid to us over a two-year period.

Coal Royalty Revenues
Approximately 80% of coal royalty revenues and approximately 70% of coal royalty sales volumes were derived from metallurgical coal during the three months ended June 30, 2020. Coal royalty revenues decreased $19.9 million period-over-period primarily driven by the weakened coal markets that resulted in lower coal sales volumes and prices. The discussion of these decreases by region is as follows:
•Appalachia: Sales volumes decreased 49% and coal royalty revenues decreased $14.7 million primarily due to weakened coal demand compounded by the COVID-19 pandemic.
•Illinois Basin: Sales volumes increased 8% and coal royalty revenues decreased $1.3 million primarily due to weakened coal pricing compounded by the COVID-19 pandemic.
•Northern Powder River Basin: Sales volumes decreased 42% and coal royalty revenues decreased $0.6 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2020, partially offset by a 15% increase in sales prices as compared to the prior year quarter.
Other Revenues
Other revenues decreased $13.1 million primarily due to the following:
•A $7.4 million decrease in production lease minimum revenues primarily as a result of Macoupin lease amendment and lessee forfeitures of recoupable balances in the second quarter of 2019 from minimums paid in prior periods;
•A $3.3 million decrease in coal overriding royalty revenues primarily driven by lower activity at our Williamson property in the Illinois Basin.
•A $3.5 million decrease in lease amendment revenues year-over-year.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $3.3 million primarily due to idling of the Macoupin mine where we own loadout and other transportation assets.
Soda Ash
Revenues and other income related to our Soda Ash segment decreased $14.4 million primarily due to a combination of lower pricing and volumes sold. Ciner Wyoming was negatively impacted by the COVID-19 pandemic as lower activity in the global auto, container and construction industries reduced demand for glass and soda ash.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2020	2019
Operating expenses
Operating and maintenance expenses	$8,217	$12,459	$(4,242)	(34)%
Depreciation, depletion and amortization	2,062	3,970	(1,908)	(48)%
General and administrative expenses	3,621	4,196	(575)	(14)%
Asset impairments	132,283	—	132,283	100%
Total operating expenses	$146,183	$20,625	$125,558	609%

Other expenses, net
Interest expense, net	$10,329	$12,456	$(2,127)	(17)%
Loss on extinguishment of debt	—	29,282	(29,282)	(100)%
Total other expenses, net	$10,329	$41,738	$(31,409)	(75)%

Total operating expenses increased $125.6 million primarily due to the following:
•Asset impairments increased $132.3 million due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties.
•Operating and maintenance expenses include costs to manage the Coal Royalty and Other and Soda Ash segments and primarily consist of royalty, tax, employee-related and legal costs and bad debt expense. These costs decreased $4.2 million compared to the prior year quarter primarily due to decreased bad debt expense period-over-period.
•Depreciation, depletion and amortization expense decreased $1.9 million due to lower coal sales volumes at certain properties.
Total other expenses, net decreased $31.4 million primarily due to the following:
•Loss on extinguishment of debt of $29.3 million in 2019 related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.
•Interest expense, net decreased $2.1 million primarily due to lower debt balances during the second quarter of 2020 as a result of debt repayments made over the past twelve months.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2020
Net loss from continuing operations	$(108,479)	$(3,087)	$(13,935)	$(125,501)
Less: equity earnings from unconsolidated investment	—	3,058	—	3,058
Add: total distributions from unconsolidated investment	—	7,105	—	7,105
Add: interest expense, net	15	—	10,314	10,329
Add: depreciation, depletion and amortization	2,062	—	—	2,062
Add: asset impairments	132,283	—	—	132,283
Adjusted EBITDA	$25,881	$7,076	$(3,621)	$29,336

June 30, 2019
Net income (loss) from continuing operations	$53,707	$11,333	$(45,934)	$19,106
Less: equity earnings from unconsolidated investment	—	(11,333)	—	(11,333)
Add: total distributions from unconsolidated investment	—	9,310	—	9,310
Add: interest expense, net	—	—	12,456	12,456
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	3,970	—	—	3,970
Adjusted EBITDA	$57,677	$9,310	$(4,196)	$62,791

Adjusted EBITDA decreased $33.5 million primarily due to the following:
•Coal Royalty and Other Segment
◦Adjusted EBITDA decreased $31.8 million primarily as a result of the decrease in revenues and other income driven by the weakened coal markets in the second quarter of 2020 as compared to the second quarter of 2019, partially offset by the decrease in operating and maintenance expenses as discussed above.
•Soda Ash Segment
◦Adjusted EBITDA decreased $2.2 million as a result of lower cash distributions received from Ciner Wyoming in second quarter of 2020 as compared to the second quarter of 2019.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$31,953	$7,077	$(19,095)	$19,935
Investing activities	365	—	—	365
Financing activities	—	—	(9,978)	(9,978)

June 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$55,811	$9,310	$(11,762)	$53,359
Investing activities	698	—	—	698
Financing activities	—	—	(97,989)	(97,989)
The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$31,953	$7,077	$(19,095)	$19,935
Add: proceeds from asset sales and disposals	507	—	—	507
Add: return of long-term contract receivable	858	—	—	858
Distributable cash flow	$33,318	$7,077	$(19,095)	$21,300
Less: proceeds from asset sales and disposals	(507)	—	—	(507)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$31,811	$7,077	$(19,095)	$19,793

June 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$55,811	$9,310	$(11,762)	$53,359
Add: proceeds from sale of assets	247	—	—	247
Add: proceeds from sale of discontinued operations	—	—	—	(44)
Add: return of long-term contract receivable	451	—	—	451
Distributable cash flow	$56,509	$9,310	$(11,762)	$54,013
Less: proceeds from sale of assets	(247)	—	—	(247)
Less: proceeds from sale of discontinued operations	—	—	—	44
Free cash flow	$56,262	$9,310	$(11,762)	$53,810

DCF and FCF decreased $32.7 million and $34.0 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF decreased $23.2 million and $24.5 million, respectively, primarily as a result of the weakened coal markets in the second quarter of 2020.
•Soda Ash Segment
◦DCF and FCF decreased $2.2 million as a result of lower cash distributions received from Ciner Wyoming in the second quarter of 2019.
•Corporate and Financing Segment
◦DCF and FCF decreased $7.3 million primarily due to the timing of interest payments on our parent company bonds that were refinanced in the second quarter of 2019. Interest is due in June and December on the new 9.125% Notes, compared to March and September on the previous 10.5% Notes.

Results of Operations
First Six Months of 2020 and 2019 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Six Months Ended June 30,		Decrease	Percentage Change
Operating Segment (In thousands)	2020	2019
Coal Royalty and Other	$68,011	$125,495	$(57,484)	(46)%
Soda Ash	3,214	23,015	(19,801)	(86)%
Total	$71,225	$148,510	$(77,285)	(52)%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2020	2019
Coal sales volumes (tons)
Appalachia
Northern	414	2,484	(2,070)	(83)%
Central	5,396	7,247	(1,851)	(26)%
Southern	648	734	(86)	(12)%
Total Appalachia	6,458	10,465	(4,007)	(38)%
Illinois Basin	1,083	1,095	(12)	(1)%
Northern Powder River Basin	867	1,447	(580)	(40)%
Total coal sales volumes	8,408	13,007	(4,599)	(35)%

Coal royalty revenue per ton
Appalachia
Northern	$2.01	$2.19	$(0.18)	(8)%
Central	4.47	6.03	(1.56)	(26)%
Southern	4.68	7.60	(2.92)	(38)%
Illinois Basin	3.08	4.64	(1.56)	(34)%
Northern Powder River Basin	3.75	2.66	1.09	41%
Combined average coal royalty revenue per ton	4.11	4.89	(0.78)	(16)%

Coal royalty revenues
Appalachia
Northern	$831	$5,438	$(4,607)	(85)%
Central	24,124	43,699	(19,575)	(45)%
Southern	3,034	5,578	(2,544)	(46)%
Total Appalachia	27,989	54,715	(26,726)	(49)%
Illinois Basin	3,336	5,081	(1,745)	(34)%
Northern Powder River Basin	3,248	3,855	(607)	(16)%
Unadjusted coal royalty revenues	34,573	63,651	(29,078)	(46)%
Coal royalty adjustment for minimum leases (1)	(4,624)	(817)	(3,807)	(466)%
Total coal royalty revenues	$29,949	$62,834	$(32,885)	(52)%

Other revenues
Production lease minimum revenues (1)	$9,287	$18,579	$(9,292)	(50)%
Minimum lease straight-line revenues (1)	8,796	7,170	1,626	23%
Property tax revenues	2,360	2,810	(450)	(16)%
Wheelage revenues	3,788	3,360	428	13%
Coal overriding royalty revenues	2,005	7,974	(5,969)	(75)%
Lease amendment revenues	1,733	5,185	(3,452)	(67)%
Aggregates royalty revenues	847	2,701	(1,854)	(69)%
Oil and gas royalty revenues	3,845	2,201	1,644	75%
Other revenues	489	1,304	(815)	(63)%
Total other revenues	$33,150	$51,284	$(18,134)	(35)%
Coal royalty and other	$63,099	$114,118	$(51,019)	(45)%
Transportation and processing services revenues	4,447	10,875	(6,428)	(59)%
Gain on asset sales and disposals	465	502	(37)	(7)%
Total Coal Royalty and Other segment revenues and other income	$68,011	$125,495	$(57,484)	(46)%

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications that fixed consideration paid to us over a two-year period.

Coal Royalty Revenues
Total coal royalty revenues decreased $32.9 million from 2019 to 2020 primarily driven by weakened coal markets that resulted in lower coal sales volume. The discussion of these decreases by region is as follows:
•Appalachia: Sales volumes decreased 38% and revenues decreased $26.7 million primarily due to weakened coal demand compounded by the COVID-19 pandemic.
•Illinois Basin: Sales volumes decreased 1% and coal royalty revenues decreased $1.7 million primarily due to weakened coal demand compounded by the COVID-19 pandemic.
•Northern Powder River Basin: Sales volumes decreased 40% and coal royalty revenues decreased $0.6 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2020, partially offset by a 41% increase in sales prices as compared to the prior year.
Other Revenues
Other revenues decreased $18.1 million primarily due to the following:
•A $9.3 million decrease in production lease minimum revenues primarily as a result of Macoupin lease amendment and lessee forfeitures of recoupable balances in the second quarter of 2019 from minimums paid in prior periods;
•A $6.0 million decrease in coal overriding royalty revenues primarily driven by lower activity at our Williamson property in the Illinois Basin.
•A $3.5 million decrease in lease amendment revenues year-over-year.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $6.4 million primarily due to idling of the Macoupin mine where we own loadout and other transportation assets.
Soda Ash

Revenues and other income related to our Soda Ash segment decreased $19.8 million compared to the prior year primarily due to a combination of lower pricing and volumes sold. Ciner Wyoming was negatively impacted by the COVID-19 pandemic as lower activity in the global auto, container and construction industries reduced demand for glass and soda ash.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Six Months Ended June 30,		Decrease	Percentage Change
(In thousands)	2020	2019
Operating expenses
Operating and maintenance expenses	$13,419	$20,819	$(7,400)	(36)%
Depreciation, depletion and amortization	4,074	8,362	(4,288)	(51)%
General and administrative expenses	7,534	8,546	(1,012)	(12)%
Asset impairments	132,283	—	132,283	100%
Total operating expenses	$157,310	$37,727	$119,583	317%

Other expenses, net
Interest expense, net	$20,637	$26,630	$(5,993)	(23)%
Loss on extinguishment of debt	—	29,282	(29,282)	(100)%
Total other expenses, net	$20,637	$55,912	$(35,275)	(63)%

Total operating expenses increased $119.6 million primarily due to the following:
•Asset impairments increased $132.3 million due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties.
•Operating and maintenance expenses decreased $7.4 million primarily due to a decrease in bad debt expense in addition to lower royalty fees related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). The coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property.
•Depreciation, depletion and amortization expense decreased $4.3 million primarily due to lower coal sales volumes at certain properties.
Total other expenses, net decreased $35.3 million primarily due to the following:
•Loss on extinguishment of debt of $29.3 million in 2019 related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.
•Interest expense, net decreased $6.0 million primarily due to lower debt balances during the first six months of 2020 as a result of debt repayments made over the past twelve months.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2020
Net income (loss) from continuing operations	$(81,735)	$3,169	$(28,156)	$(106,722)
Less: equity earnings from unconsolidated investment	—	(3,214)	—	(3,214)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	15	—	20,622	20,637
Add: depreciation, depletion and amortization	4,074	—	—	4,074
Add: asset impairments	132,283	—	—	132,283
Adjusted EBITDA	$54,637	$14,165	$(7,534)	$61,268

June 30, 2019
Net income (loss) from continuing operations	$96,314	$23,015	$(64,458)	$54,871
Less: equity earnings from unconsolidated investment	—	(23,015)	—	(23,015)
Add: total distributions from unconsolidated investment	—	19,110	—	19,110
Add: interest expense, net	—	—	26,630	26,630
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	8,362	—	—	8,362
Adjusted EBITDA	$104,676	$19,110	$(8,546)	$115,240

Adjusted EBITDA decreased $54.0 million primarily due to the following:
•Coal Royalty and Other Segment
◦Adjusted EBITDA decreased $50.0 million primarily as a result of weakened coal markets in the first six months of 2020.
•Soda Ash Segment
◦Adjusted EBITDA decreased $4.9 million as a result of lower cash distributions received from Ciner Wyoming in the first six months of 2020.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$62,509	$14,166	$(26,585)	$50,090
Investing activities	637	—	—	637
Financing activities	—	—	(38,164)	(38,164)

June 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$98,727	$19,110	$(41,646)	$76,191
Investing activities	1,395	—	—	1,395
Financing activities	—	—	(197,841)	(197,841)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$62,509	$14,166	$(26,585)	$50,090
Add: proceeds from asset sales and disposals	507	—	—	507
Add: proceeds from sale of discontinued operations	—	—	—	(66)
Add: return of long-term contract receivable	1,130	—	—	1,130
Distributable cash flow	$64,146	$14,166	$(26,585)	$51,661
Less: proceeds from asset sales and disposals	(507)	—	—	(507)
Less: proceeds from sale of discontinued operations	—	—	—	66
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$62,639	$14,166	$(26,585)	$50,220

June 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$98,727	$19,110	$(41,646)	$76,191
Add: proceeds from asset sales and disposals	503	—	—	503
Add: proceeds from sale of discontinued operations	—	—	—	(434)
Add: return of long-term contract receivable	892	—	—	892
Distributable cash flow	$100,122	$19,110	$(41,646)	$77,152
Less: proceeds from asset sales and disposals	(503)	—	—	(503)
Less: proceeds from sale of discontinued operations	—	—	—	434
Free cash flow	$99,619	$19,110	$(41,646)	$77,083

DCF and FCF decreased $25.5 million and $26.9 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF decreased $36.0 million and $37.0 million, respectively, primarily as a result of the weakened coal markets in the first six months of 2020.
•Soda Ash Segment
◦DCF and FCF decreased $4.9 million as a result of lower cash distributions received from Ciner Wyoming in the first six months of 2020.
•Corporate and Financing Segment
◦DCF and FCF increased $15.1 million primarily due to lower cash paid for interest as a result of less outstanding debt in the first six months of 2020.
Liquidity and Capital Resources
Current Liquidity
As of June 30, 2020, we had total liquidity of $210.8 million, consisting of $110.8 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility.
Cash Flows
Cash flows provided by operating activities decreased $24.8 million, from $76.5 million in the six months ended June 30, 2019 to $51.8 million in the six months ended June 30, 2020 primarily related to lower operating cash flow as a result of the weakened coal markets in addition to lower cash distributions received from Ciner Wyoming in the first six months of 2020, partially offset by less cash paid for interest in the first six months of 2020 due to less debt outstanding.
Cash flows used in financing activities decreased $158.0 million, from $197.8 million in the six months ended June 30, 2019 to $39.8 million in the six months ended June 30, 2020 primarily due to the following:
•$345.6 million used for the redemption of our 2022 Senior Notes in the second quarter of 2019;
•The $49.3 million pre-payment in the first quarter of 2019 related to the sale of our construction aggregates business;
•$26.2 million in debt issuance costs and other in 2019 primarily related to 2019 debt refinancings; and
•$16.1 million in lower cash distributions in the first six months of 2020 as a result of the special common unit distribution paid in 2019 and suspending the common unit distribution in the second quarter of 2020.
These decreases in cash flows used were partially offset by:
•$300 million provided by the issuance of the 2025 Senior Notes in the second quarter of 2019.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(In thousands)	2020	2019
Current portion of long-term debt, net	$45,786	$45,776
Long-term debt, net	452,101	470,422
Total debt, net	$497,887	$516,198
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
The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended June 30, 2020. The impacts of such volatility on the Partnership cannot be predicted with confidence or reasonably estimated at this time.
Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At June 30, 2020, we did not have any borrowings outstanding under the Opco Credit Facility.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2020 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.
ITEM 1A. RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Purchase and Sale Agreement dated as of November 16, 2018, by and between NRP (Operating) LLC and VantaCore Intermediate Holdings LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on November 20, 2018).
3.1	Fifth Amended and Restated Agreement of Limited Partnership of Natural Resource Partners L.P., dated as of March 2, 2017 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 6, 2017).
3.2	Fifth Amended and Restated Agreement of Limited Partnership of NRP (GP) LP, dated as of December 16, 2011 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on December 16, 2011).
3.3	Fifth Amended and Restated Limited Liability Company Agreement of GP Natural Resource Partners LLC, dated as of October 31, 2013 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 31, 2013).
3.4	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
10.1	Master Amendment and Supplement to Coal Mining and Transportation Lease Agreements and Parent Guaranty dated June 30, 2020 by and among NRP (Operating) LLC, WPP LLC, Hod LLC, Independence Land Company, LLC, Williamson Transport LLC, Foresight Energy LP, Foresight Energy GP LLC, Foresight Energy LLC, Macoupin Energy, LLC, Williamson Energy, LLC, Sugar Camp Energy, LLC, Hillsboro Energy LLC, Foresight Energy Resources LLC, and Foresight Energy Operating LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 1, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 7, 2020
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)