Form 10-Q
period 2020-09-30
NATURAL RESOURCE PARTNERS LP
filed 2020-11-05
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except unit data)	2020	2019
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$115,573	$98,265
Accounts receivable, net	17,462	30,869
Other current assets, net	3,972	1,244
Current assets of discontinued operations	—	1,706
Total current assets	$137,007	$132,084
Land	24,008	24,008
Mineral rights, net	465,870	605,096
Intangible assets, net	17,601	17,687
Equity in unconsolidated investment	256,834	263,080
Long-term contract receivable, net	33,791	36,963
Other long-term assets, net	7,447	6,989
Total assets	$942,558	$1,085,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,372	$1,179
Accrued liabilities	6,859	8,764
Accrued interest	9,273	2,316
Current portion of deferred revenue	11,035	4,608
Current portion of long-term debt, net	39,072	45,776
Current liabilities of discontinued operations	—	65
Total current liabilities	$67,611	$62,708
Deferred revenue	50,980	47,213
Long-term debt, net	452,401	470,422
Other non-current liabilities	5,020	4,949
Total liabilities	$576,012	$585,292
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (250,000 units issued and outstanding at September 30, 2020 and December 31, 2019, at $1,000 par value per unit; liquidation preference of $1,700 per unit at September 30, 2020 and $1,500 per unit at December 31, 2019)	$164,587	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 units issued and outstanding at September 30, 2020 and December 31, 2019)	$134,545	$271,471
General partner’s interest	428	3,270
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive income (loss)	170	(2,594)
Total partners’ capital	$201,959	$338,963
Non-controlling interest	—	(2,935)
Total capital	$201,959	$336,028
Total liabilities and capital	$942,558	$1,085,907
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2020	2019	2020	2019
Revenues and other income
Coal royalty and other	$25,740	$39,919	$88,839	$154,037
Transportation and processing services	2,204	3,865	6,651	14,740
Equity in earnings of Ciner Wyoming	1,986	13,818	5,200	36,833
Gain on asset sales and disposals	—	6,107	465	6,609
Total revenues and other income	$29,930	$63,709	$101,155	$212,219

Operating expenses
Operating and maintenance expenses	$5,781	$5,994	$19,200	$26,813
Depreciation, depletion and amortization	2,111	3,384	6,185	11,746
General and administrative expenses	3,634	4,253	11,168	12,799
Asset impairments	934	484	133,217	484
Total operating expenses	$12,460	$14,115	$169,770	$51,842

Income (loss) from operations	$17,470	$49,594	$(68,615)	$160,377

Other expenses, net
Interest expense, net	$(10,254)	$(10,431)	$(30,891)	$(37,061)
Loss on extinguishment of debt	—	—	—	(29,282)
Total other expenses, net	$(10,254)	$(10,431)	$(30,891)	$(66,343)

Net income (loss) from continuing operations	$7,216	$39,163	$(99,506)	$94,034
Income from discontinued operations	—	7	—	206
Net income (loss)	$7,216	$39,170	$(99,506)	$94,240
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(22,613)	(22,500)
Net income (loss) attributable to common unitholders and general partner	$(284)	$31,670	$(122,119)	$71,740

Net income (loss) attributable to common unitholders	$(279)	$31,036	$(119,677)	$70,305
Net income (loss) attributable to the general partner	(5)	634	(2,442)	1,435

Income (loss) from continuing operations per common unit (see Note 4)
Basic	$(0.02)	$2.53	$(9.76)	$5.72
Diluted	(0.02)	1.66	(9.76)	3.91

Net income (loss) per common unit (see Note 4)
Basic	$(0.02)	$2.53	$(9.76)	$5.73
Diluted	(0.02)	1.66	(9.76)	3.92

Net income (loss)	$7,216	$39,170	$(99,506)	$94,240
Comprehensive income (loss) from unconsolidated investment and other	2,428	(520)	2,764	(340)
Comprehensive income (loss)	$9,644	$38,650	$(96,742)	$93,900
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income (Loss)	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard (see Note 15)	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net income (1)	—	18,403	376	—	—	18,779	—	18,779
Distributions to common unitholders and general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	673	—	—	—	673	—	673
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(1,023)	(1,023)	—	(1,023)
Balance at March 31, 2020	12,261	$273,847	$3,305	$66,816	$(3,617)	$340,351	$(2,935)	$337,416
Net loss (2)	—	(122,991)	(2,510)	—	—	(125,501)	—	(125,501)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)	—	(7,613)
Acquisition of non-controlling interest in BRP	—	(4,747)	(97)	—	—	(4,844)	2,935	(1,909)
Unit-based awards amortization and vesting	—	869	—	—	—	869	—	869
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,359	1,359	—	1,359
Balance at June 30, 2020	12,261	$139,517	$546	$66,816	$(2,258)	$204,621	$—	$204,621
Net income (1)	—	7,072	144	—	—	7,216	—	7,216
Distributions to common unitholders and general partner	—	(5,518)	(112)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	824	—	—	—	824	—	824
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,428	2,428	—	2,428
Balance at September 30, 2020	12,261	$134,545	$428	$66,816	$170	$201,959	$—	$201,959

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

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net income (loss)	$(99,506)	$94,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	6,185	11,746
Distributions from unconsolidated investment	14,210	25,480
Equity earnings from unconsolidated investment	(5,200)	(36,833)
Gain on asset sales and disposals	(465)	(6,609)
Loss on extinguishment of debt	—	29,282
Income from discontinued operations	—	(206)
Asset impairments	133,217	484
Bad debt expense	3,915	6,842
Unit-based compensation expense	2,566	1,842
Amortization of debt issuance costs and other	491	3,223
Change in operating assets and liabilities:
Accounts receivable	7,994	(2,111)
Accounts payable	193	(822)
Accrued liabilities	(2,985)	(5,083)
Accrued interest	6,957	19
Deferred revenue	10,194	(3,920)
Other items, net	(3,353)	351
Net cash provided by operating activities of continuing operations	$74,413	$117,925
Net cash provided by (used in) operating activities of discontinued operations	1,706	(4)
Net cash provided by operating activities	$76,119	$117,921

Cash flows from investing activities
Proceeds from asset sales and disposals	$507	$6,611
Return of long-term contract receivable	1,462	1,351
Acquisition of non-controlling interest in BRP	(1,000)	—
Net cash provided by investing activities of continuing operations	$969	$7,962
Net cash used in investing activities of discontinued operations	(66)	(556)
Net cash provided by investing activities	$903	$7,406

Cash flows from financing activities
Debt borrowings	$—	$300,000
Debt repayments	(25,841)	(442,747)
Distributions to common unitholders and general partner	(11,260)	(27,520)
Distributions to preferred unitholders	(22,613)	(22,500)
Contributions from (to) discontinued operations	1,640	(560)
Debt issuance costs and other	—	(26,427)
Net cash used in financing activities of continuing operations	$(58,074)	$(219,754)
Net cash provided by (used in) financing activities of discontinued operations	(1,640)	560
Net cash used in financing activities	$(59,714)	$(219,194)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2020	2019

Net increase (decrease) in cash and cash equivalents	$17,308	$(93,867)
Cash and cash equivalents at beginning of period	98,265	206,030
Cash and cash equivalents at end of period	$115,573	$112,163

Supplemental cash flow information:
Cash paid during the period for interest	$22,712	$36,270
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$947	$—
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Coal Royalty and Other segment revenues by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Coal royalty revenues (1)	$10,610	$24,727	$40,559	$87,561
Production lease minimum revenues (1)	4,267	2,752	13,554	21,331
Minimum lease straight-line revenues (1)	3,553	3,982	12,349	11,152
Property tax revenues	1,896	1,606	4,256	4,416
Wheelage revenues	1,680	1,675	5,468	5,035
Coal overriding royalty revenues	1,314	2,189	3,319	10,163
Lease amendment revenues	858	1,535	2,591	6,720
Aggregates royalty revenues	221	954	1,068	3,655
Oil and gas royalty revenues	1,078	374	4,923	2,575
Other revenues	263	125	752	1,429
Coal royalty and other revenues	$25,740	$39,919	$88,839	$154,037
Transportation and processing services revenues (2)	2,204	3,865	6,651	14,740
Total coal royalty and other segment revenues	$27,944	$43,784	$95,490	$168,777

(1)Effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications to certain leases that fixed consideration paid to the Partnership over a two year period.
(2)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $1.2 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively and $3.7 million and $7.3 million for the nine months ended September 30, 2020 and 2019, respectively. The remaining transportation and processing services revenues of $1.0 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $2.9 million and $7.5 million for the nine months ended September 30, 2020 and 2019, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.
The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2020	2019
Receivables
Accounts receivable, net	$15,371	$27,915
Other current assets, net (1)	3,696	90
Other long-term assets, net (2)	691	—

Contract liabilities
Current portion of deferred revenue	$11,035	$4,608
Deferred revenue	50,980	47,213

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term notes receivables from contracts with customers.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	For the Nine Months Ended September 30,
(In thousands)	2020	2019
Balance at beginning of period (current and non-current)	$51,821	$52,553
Increase due to minimums and lease amendment fees	38,005	37,315
Recognition of previously deferred revenue	(27,811)	(41,234)
Balance at end of period (current and non-current)	$62,015	$48,634

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows as of September 30, 2020 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments (2)
0 - 5 years	3.7	$14,792
5 - 10 years	5.7	7,478
10+ years	13.5	30,922
Total	9.3	$53,192

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

Income (loss) available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income (loss) available to common unitholders and the general partner by $7.5 million during the three months ended September 30, 2020 and 2019, and $22.6 million and $22.5 million during the nine months ended September 30, 2020 and 2019, respectively, as a result of accumulated preferred unit distributions earned during the period. In May 2020, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended March 31, 2020. In June 2020, the Partnership redeemed all of the outstanding preferred units paid in kind.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the cash distributions declared and paid to common and preferred unitholders during the nine months ended September 30, 2020 and 2019, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500
May 2020	January 1 - March 31, 2020	—	—	15.00	3,750
June 2020 (2)	January 1 - March 31, 2020	—	—	15.45	3,863
August 2020	April 1 - June 30, 2020	0.45	5,630	30.00	7,500

2019
February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500
May 2019	January 1 - March 31, 2019	0.45	5,630	30.00	7,500
May 2019 (3)	Special Distribution	0.85	10,635	—	—
August 2019	April 1 - June 30, 2019	0.45	5,630	30.00	7,500

(1)Total common unit distribution includes the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)Redemption of preferred units paid in kind plus accrued interest.
(3)Special distribution was made to cover the common unitholders’ tax liability resulting from the sale of NRP’s construction aggregates business in December 2018.

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income (loss) per common unit for the three and nine months ended September 30, 2020 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2019 includes the assumed conversion of the preferred units.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income (loss) per common unit for the three and nine months ended September 30, 2020 did not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of the dilutive effect of the warrants for the three months ended September 30, 2019 includes the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 but did not include the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of the dilutive effect of the warrants for the nine months ended September 30, 2019 includes both the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2020	2019	2020	2019
Allocation of net income (loss)
Net income (loss) from continuing operations	$7,216	$39,163	$(99,506)	$94,034
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(22,613)	(22,500)
Net income (loss) from continuing operations attributable to common unitholders and general partner	$(284)	$31,663	$(122,119)	$71,534
Add (less): net loss (income) from continuing operations attributable to the general partner	5	(634)	2,442	(1,431)
Net income (loss) from continuing operations attributable to common unitholders	$(279)	$31,029	$(119,677)	$70,103

Net income from discontinued operations	$—	$7	$—	$206
Less: net income from discontinued operations attributable to the general partner	—	—	—	(4)
Net income from discontinued operations attributable to common unitholders	$—	$7	$—	$202

Net income (loss)	$7,216	$39,170	$(99,506)	$94,240
Less: income attributable to preferred unitholders	(7,500)	(7,500)	(22,613)	(22,500)
Net income (loss) attributable to common unitholders and general partner	$(284)	$31,670	$(122,119)	$71,740
Add (less): net loss (income) attributable to the general partner	5	(634)	2,442	(1,435)
Net income (loss) attributable to common unitholders	$(279)	$31,036	$(119,677)	$70,305

Basic net income (loss) per common unit
Weighted average common units—basic	12,261	12,261	12,261	12,259
Basic net income (loss) from continuing operations per common unit	$(0.02)	$2.53	$(9.76)	$5.72
Basic net income from discontinued operations per common unit	$0.00	$0.00	$0.00	$0.02
Basic net income (loss) per common unit	$(0.02)	$2.53	$(9.76)	$5.73

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2020	2019	2020	2019
Diluted income (loss) per common unit
Weighted average common units—basic	12,261	12,261	12,261	12,259
Plus: dilutive effect of preferred units	—	10,494	—	10,494
Plus: dilutive effect of warrants	—	389	—	800
Plus: dilutive effect of unvested unit-based awards	—	13	—	31
Weighted average common units—diluted	12,261	23,157	12,261	23,584

Net income (loss) from continuing operations	$7,216	$39,163	$(99,506)	$94,034
Less: income attributable to preferred unitholders	(7,500)	—	(22,613)	—
Diluted net income (loss) from continuing operations attributable to common unitholders and general partner	$(284)	$39,163	$(122,119)	$94,034
Add (less): diluted net loss (income) from continuing operations attributable to the general partner	5	(784)	2,442	(1,881)
Diluted net income (loss) from continuing operations attributable to common unitholders	$(279)	$38,379	$(119,677)	$92,153

Diluted net income from discontinued operations attributable to common unitholders	$—	$7	$—	$202

Net income (loss)	$7,216	$39,170	$(99,506)	$94,240
Less: income attributable to preferred unitholders	(7,500)	—	(22,613)	—
Diluted net income (loss) attributable to common unitholders and general partner	$(284)	$39,170	$(122,119)	$94,240
Add (less): diluted net loss (income) attributable to the general partner	5	(784)	2,442	(1,885)
Diluted net income (loss) attributable to common unitholders	$(279)	$38,386	$(119,677)	$92,355

Diluted net income (loss) from continuing operations per common unit	$(0.02)	$1.66	$(9.76)	$3.91
Diluted net income from discontinued operations per common unit	$0.00	$0.00	$0.00	$0.01
Diluted net income (loss) per common unit	$(0.02)	$1.66	$(9.76)	$3.92

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Three Months Ended September 30, 2020
Revenues	$27,944	$1,986	$—	$29,930
Operating and maintenance expenses	5,685	96	—	5,781
Depreciation, depletion and amortization	2,111	—	—	2,111
General and administrative expenses	—	—	3,634	3,634
Asset impairments	934	—	—	934
Other expenses, net	41	—	10,213	10,254
Net income (loss) from continuing operations	19,173	1,890	(13,847)	7,216

For the Three Months Ended September 30, 2019
Revenues	$43,784	$13,818	$—	$57,602
Gain on asset sales and disposals	6,107	—	—	6,107
Operating and maintenance expenses	5,771	223	—	5,994
Depreciation, depletion and amortization	3,384	—	—	3,384
General and administrative expenses	—	—	4,253	4,253
Asset impairments	484	—	—	484
Other expenses, net	—	—	10,431	10,431
Net income (loss) from continuing operations	40,252	13,595	(14,684)	39,163
Income from discontinued operations	—	—	—	7

For the Nine Months Ended September 30, 2020
Revenues	$95,490	$5,200	$—	$100,690
Gain on asset sales and disposals	465	—	—	465
Operating and maintenance expenses	19,059	141	—	19,200
Depreciation, depletion and amortization	6,185	—	—	6,185
General and administrative expenses	—	—	11,168	11,168
Asset impairments	133,217	—	—	133,217
Other expenses, net	56	—	30,835	30,891
Net income (loss) from continuing operations	(62,562)	5,059	(42,003)	(99,506)

For the Nine Months Ended September 30, 2019
Revenues	$168,777	$36,833	$—	$205,610
Gain on asset sales and disposals	6,609	—	—	6,609
Operating and maintenance expenses	26,590	223	—	26,813
Depreciation, depletion and amortization	11,746	—	—	11,746
General and administrative expenses	—	—	12,799	12,799
Asset impairments	484	—	—	484
Other expenses, net	—	—	66,343	66,343
Net income (loss) from continuing operations	136,566	36,610	(79,142)	94,034
Income from discontinued operations	—	—	—	206

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Balance at beginning of period	$252,420	$251,135	$263,080	$247,051
Income allocation to NRP’s equity interests	3,004	15,068	8,450	40,511
Amortization of basis difference	(1,018)	(1,250)	(3,250)	(3,678)
Other comprehensive income (loss)	2,428	(520)	2,764	(341)
Distribution	—	(6,370)	(14,210)	(25,480)
Balance at end of period	$256,834	$258,063	$256,834	$258,063
The following table represents summarized financial information for Ciner Wyoming as derived from their respective unaudited financial statements for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net sales	$98,197	$137,148	$288,804	$397,378
Gross profit	11,704	36,747	35,363	103,382
Net income	6,130	30,750	17,245	82,675

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	September 30, 2020			December 31, 2019
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$798,870	$(354,843)	$444,027	$981,352	$(420,448)	$560,904
Aggregates properties	9,102	(2,741)	6,361	41,486	(13,357)	28,129
Oil and gas royalty properties	12,354	(8,416)	3,938	12,395	(7,887)	4,508
Other	13,156	(1,612)	11,544	13,156	(1,601)	11,555
Total mineral rights, net	$833,482	$(367,612)	$465,870	$1,048,389	$(443,293)	$605,096
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $2.1 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively, and $6.0 million and $9.5 million for the nine months ended September 30, 2020 and 2019, respectively.
The Partnership recorded $0.9 million and $133.2 million of expense to fully impair certain properties during the three and nine months ended September 30, 2020, respectively, primarily related to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of September 30, 2020 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net
The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2020	2019
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	$—	$6,780
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	7,094	9,458
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	24,016	24,016
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	50,738	63,423
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	16,047	20,059
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	79,945	79,945
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	20,375	20,375
Total Opco Senior Notes	$198,215	$224,056
Total debt at face value	$498,215	$524,056
Net unamortized debt issuance costs	(6,742)	(7,858)
Total debt, net	$491,473	$516,198
Less: current portion of long-term debt	(39,072)	(45,776)
Total long-term debt, net	$452,401	$470,422

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of September 30, 2020 and December 31, 2019, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
2022 Senior Notes
During the second quarter of 2019, the Partnership redeemed the 2022 Senior Notes at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. In connection with the early redemption, the Partnership paid an $18.1 million call premium and wrote off $10.4 million of unamortized debt issuance costs and debt discount. These expenses are included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income (Loss).
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of September 30, 2020 and December 31, 2019, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
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
During the three and nine months ended September 30, 2020 and 2019, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100 million in available borrowing capacity at both September 30, 2020 and December 31, 2019.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $366.8 million and $399.7 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.
Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2020 and December 31, 2019, the Opco Senior Notes had cumulative principal balances of $198.2 million and $224.1 million, respectively. Opco made mandatory principal payments of $25.8 million during the nine months ended September 30, 2020 and $97.1 million during the nine months ended September 30, 2019, which included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2020.
9.    Fair Value Measurements
Fair Value of Financial Assets and Liabilities
The Partnership’s financial assets and liabilities consist of cash and cash equivalents, a contract receivable and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to their short-term nature. The Partnership uses available market data and valuation methodologies to estimate the fair value of its debt and contract receivable.
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		September 30, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$294,891	$263,250	$294,084	$269,250
Opco Senior Notes (1)	3	196,582	173,934	222,114	201,090
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable (current and long-term) (2)	3	$35,800	$27,255	$38,945	$33,460

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 88% of par value at September 30, 2020.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at September 30, 2020.
NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of September 30, 2020 and December 31, 2019.

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
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Operating and maintenance expenses	$1,562	$1,598	$4,729	$4,806
General and administrative expenses	878	855	2,657	2,704
The Partnership had accounts payable to QMC of $0.4 million at both September 30, 2020 and December 31, 2019 and $0.2 million and $0.1 million to WPPLP on its Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively.
During the three months ended September 30, 2020 and 2019, the Partnership recognized $0.2 million and $0.3 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP. These amounts were $0.3 million and $3.8 million during the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, the Partnership had $0.4 million of other long-term assets on its Consolidated Balance Sheet related to a prepaid royalty for this agreement and at December 31, 2019, the Partnership had $0.1 million of accounts payable to WPPLP related to this agreement.
Industrial Minerals Group LLC
Corbin J. Robertson, III, a Director of GP Natural Resource Partners LLC, owned a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases two of NRP's coal royalty properties in Central Appalachia. As of December 31, 2019, Mr. Robertson no longer held an equity interest in Industrial Minerals; accordingly, revenues are no longer classified as related party revenues as of such date. Coal royalty related revenues from Industrial Minerals totaled $0.4 million and $0.9 million for the three and nine months ended September 30, 2019, respectively. The Partnership had accounts receivable from Industrial Minerals of $0.7 million on its Consolidated Balance Sheet as of December 31, 2019.
Quinwood Coal Company
In May 2017, a subsidiary of Alpha Natural Resources assigned two coal leases with us to Quinwood Coal Company ("Quinwood"), an entity wholly owned by Corbin J. Robertson III. Coal related revenues from Quinwood totaled $0.0 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy (1) (2)	$8,592	29%	$12,375	21%	$27,052	27%	$44,604	22%
Contura Energy (1)	7,143	24%	9,190	16%	23,164	23%	32,915	16%

(1)Revenues from Foresight Energy and Contura Energy are included within the Partnership's Coal Royalty and Other segment.
(2)In June 2020, the Partnership entered into lease amendments with Foresight Energy pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight Energy for calendar years 2020 and 2021.
12.    Commitments and Contingencies
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.
13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2020 and 2019 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the nine months ended September 30, 2020 and 2019 were $3.5 million and $5.4 million, respectively. Total unit-based compensation expense associated with these awards was $0.9 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.6 million and $1.8 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of September 30, 2020 is $4.4 million, which is to be recognized over a weighted average period of 1.8 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2019 was $3.5 million.
A summary of the unit activity in the outstanding grants during 2020 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2020	157	$37.48
Granted	203	$17.20
Fully vested and issued	—	$—
Forfeitures	(5)	$17.20
Outstanding at September 30, 2020	355	$26.20

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

14.    Financing Transaction
The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight Energy. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight Energy and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. Minimum payments are $5.0 million per year through the end of the lease term. The $5.0 million due to the Partnership in 2020 and 2021 is included in the fixed cash payments from Foresight Energy resulting from contract modifications entered into during the second quarter of 2020 as discussed in Note 11. Major Customers. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed $10 thousand per year for the remainder of the renewed term.
The following table shows certain amounts related to the Partnership's Sugar Camp lease through 2032:

	September 30,	December 31,
(In thousands)	2020	2019
Accounts receivable, net	$—	$540
Contract receivable, net (current and long-term)	35,800	38,945
Unearned income	19,704	21,889
Projected remaining payments, net	$55,504	$61,374

15.    Credit Losses
The Partnership is exposed to credit losses through collection of its trade receivables resulting from contracts with customers and a long-term receivable resulting from a financing transaction with a customer. The Partnership records an allowance for current expected credit losses on these receivables based on the loss-rate method. NRP assessed the likelihood of collection of its receivables utilizing historical loss rates, current market conditions that included the estimated impact of the global COVID-19 pandemic, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. Examples of these facts or circumstances include, but are not limited to, contract disputes or renegotiations with the customer and evaluation of short and long-term economic viability of the contracted property. For its long-term contract receivable, management reverts to the historical loss experience immediately after the reasonable and supportable forecast period ends.

As of September 30, 2020, NRP recorded the following current expected credit loss (“CECL”) related to its receivables and long-term contract receivable:

(In thousands)	Gross	CECL Allowance	Net
Receivables	$24,172	$(2,324)	$21,848
Long-term contract receivable	35,370	(1,579)	33,791
Total	$59,542	$(3,903)	$55,639

NRP recorded $0.3 million and $0.0 million in operating and maintenance expenses on its Consolidated Statement of Comprehensive Income (Loss) related to the change in CECL allowance during the three and nine months ended September 30, 2020, respectively. In addition, the Partnership recorded $0.0 million and $3.9 million of bad debt expense due to balances deemed to be non-collectible in the three and nine months ended September 30, 2020, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliations, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

16.    Leases
Lessee Accounting
As of September 30, 2020, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of September 30, 2020, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other long-term assets, net and other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both September 30, 2020 and December 31, 2019. During the three and nine months ended September 30, 2020 and 2019, the Partnership incurred total operating lease expense of $0.1 million and $0.4 million, respectively, included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income (Loss).
The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	As of September 30, 2020
2020	$121
2021	483
2022	483
2023	483
2024	483
After 2024	11,597
Total lease payments (1)	$13,650
Less: present value adjustment (2)	(10,150)
Total operating lease liability	$3,500

(1)The remaining lease term of the Partnership's operating lease is 28.25 years.
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
17.    Subsequent Events
The following represents material events that have occurred subsequent to September 30, 2020 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In November 2020, the Board of Directors declared a distribution of $0.45 per common unit with respect to the third quarter of 2020. The Board of Directors also declared a distribution on NRP's preferred units with respect to the third quarter of 2020 to be paid one-half in cash equal to $3.75 million and one-half in kind through the issuance of 3,750 additional preferred units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and nine month periods ended September 30, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-Q and with the consolidated financial statements, notes to consolidated financial statements and management’s discussion and analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our financial results by segment for the nine months ended September 30, 2020 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$95,955	$5,200	$—	$101,155
Net income (loss) from continuing operations	$(62,562)	$5,059	$(42,003)	$(99,506)
Adjusted EBITDA (1)	$76,896	$14,069	$(11,168)	$79,797

Cash flow provided by (used in) continuing operations
Operating activities	$91,082	$14,091	$(30,760)	$74,413
Investing activities	$969	$—	$—	$969
Financing activities	$—	$—	$(58,074)	$(58,074)
Distributable cash flow (1)	$93,051	$14,091	$(30,760)	$76,316
Free cash flow (1)	$91,544	$14,091	$(30,760)	$74,875

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Business Outlook and Quarterly Distributions
The global COVID-19 pandemic has had a significant negative impact on demand for steel, electricity and glass, which translates to lower demand for the coal and soda ash that our properties produce. While demand for metallurgical and thermal coals and soda ash began to rebound during the third quarter, prices remain below pre-pandemic levels. We continue to employ remote work protocols and are conducting business as usual despite the pandemic. Although we are unable to predict the ultimate severity or duration of the COVID-19 pandemic or its impact on our business, we ended the third quarter with $215.6 million of liquidity consisting of $115.6 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility and generated $74.9 million of free cash flow during the nine months ended September 30, 2020. As a result, we believe we have the financial flexibility to navigate the effects of the pandemic on our business.
Despite our liquidity level at the end of the third quarter, our consolidated leverage ratio has risen since the onset of the COVID-19 pandemic and was 4.2x at September 30, 2020. The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Accordingly, the Board of Directors of our general partner declared a distribution on our preferred units for the third quarter of 2020 to be paid one-half in cash equal to $3.75 million and one-half in kind through the issuance of 3,750 additional preferred units. The Board also declared a cash distribution of $0.45 per common unit for the third quarter of 2020. To the extent our leverage ratio continues to exceed 3.75x, which we expect for the foreseeable future, we will be required to continue to pay one-half of the required preferred distributions in kind (“PIK units”) and will be unable to redeem any PIK units until our consolidated leverage ratio falls below 3.75x. Distributions on the outstanding PIK units will accrue and accumulate at 12% per year until such PIK units are redeemed.

Future distributions on NRP's common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

Coal Royalty and Other Business Segment
Demand for steel and electricity began to rebound in the third quarter and the outlook for our coal businesses has improved, though sales volumes and prices for coal sold from our properties in the third quarter remained below pre-pandemic levels. We expect coal markets to remain volatile as a result of ongoing uncertainties with the COVID-19 pandemic.

Our lessees sold 12.1 million tons of coal from our properties in the first nine months of 2020 and we derived approximately 70% of our coal royalty revenues and approximately 65% of our coal royalty sales volumes from metallurgical coal during the same period. Revenues and other income in the first nine months of 2020 were lower by $79.4 million as compared to the prior year period. This decrease is primarily a result of a weakened market for metallurgical coal as compared to the prior year period due to a decline in global steel demand. As a result, both sales volumes and prices for metallurgical coal sold were lower in the first nine months of 2020 compared to the prior year period. Prices for metallurgical coal have rebounded from the lows seen in the second quarter, but are not currently above pre-pandemic levels.

In addition, weaker domestic and export thermal coal markets compared to the prior year period resulted in lower revenues from our thermal coal properties. Domestic and export thermal coal markets remained challenged by lower utility demand, continued low natural gas prices and the secular shift to renewable energy. Although natural gas prices are forecasted to rise above $3/MMBtu this winter, stockpile levels at domestic utilities remain high, which we expect will temper the increased thermal coal demand that would normally result from higher natural gas prices. Our thermal coal business results are largely dependent on our various lease agreements with Foresight Energy. In June 2020, we entered into lease amendments with Foresight Energy pursuant to which Foresight agreed to pay us fixed cash payments of $48.75 million in 2020 and $42.0 million in 2021 to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight Energy for calendar years 2020 and 2021. These amendments provide us cash flow certainty for our thermal coal business through 2021. Through the first nine months of 2020, we received $35.0 million of the $48.75 million due to us in 2020.

Soda Ash Business Segment
Ciner Wyoming has been negatively impacted by the COVID-19 pandemic as lower activity in the global auto, container and construction industries reduced demand for glass and soda ash. Revenues and other income in the third quarter of 2020 were lower by $11.8 million compared to the prior year quarter primarily due to a combination of lower pricing and volumes sold. However, demand for glass began to rebound in the third quarter and the outlook for our soda ash business has improved. While Ciner Wyoming has yet to recover to pre-COVID levels, overall sales volumes increased 26.7% and overall production volumes increased 1.5% over second quarter 2020 results, though global prices remain depressed. While we believe our facility is competitively positioned as one of the lowest cost producers of soda ash in the world, we expect the market to remain volatile as a result of ongoing uncertainties with the COVID-19 pandemic.

In order to have financial flexibility during the COVID-19 pandemic, Ciner Wyoming suspended its quarterly distribution in August 2020 and accordingly, did not pay quarterly distributions for the second or third quarters of 2020. Ciner Wyoming will continue to evaluate, on a quarterly basis, whether to reinstate the distribution. Ciner Wyoming’s ability to pay future quarterly distributions will be dependent in part on its cash reserves, liquidity, total debt levels and anticipated capital expenditures. In addition, Ciner Wyoming continues to develop plans for a significant capacity expansion capital project. However, they have delayed the timing of significant costs related to this project until they have more visibility into the impact of the COVID-19 pandemic on their business

Results of Operations
Third Quarter of 2020 and 2019 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended September 30,		Decrease	Percentage Change
Operating Segment (In thousands)	2020	2019
Coal Royalty and Other	$27,944	$49,891	$(21,947)	(44)%
Soda Ash	1,986	13,818	(11,832)	(86)%
Total	$29,930	$63,709	$(33,779)	(53)%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2020	2019
Coal sales volumes (tons)
Appalachia
Northern	102	290	(188)	(65)%
Central	2,247	3,222	(975)	(30)%
Southern	172	438	(266)	(61)%
Total Appalachia	2,521	3,950	(1,429)	(36)%
Illinois Basin	758	551	207	38%
Northern Powder River Basin	365	532	(167)	(31)%
Total coal sales volumes	3,644	5,033	(1,389)	(28)%

Coal royalty revenue per ton
Appalachia
Northern	$3.06	$2.54	$0.52	20%
Central	3.83	5.25	(1.42)	(27)%
Southern	4.78	5.99	(1.21)	(20)%
Illinois Basin	1.63	4.82	(3.19)	(66)%
Northern Powder River Basin	3.46	4.69	(1.23)	(26)%
Combined average coal royalty revenue per ton	3.36	5.05	(1.69)	(33)%

Coal royalty revenues
Appalachia
Northern	$312	$735	$(423)	(58)%
Central	8,602	16,929	(8,327)	(49)%
Southern	823	2,626	(1,803)	(69)%
Total Appalachia	9,737	20,290	(10,553)	(52)%
Illinois Basin	1,234	2,658	(1,424)	(54)%
Northern Powder River Basin	1,262	2,492	(1,230)	(49)%
Unadjusted coal royalty revenues	12,233	25,440	(13,207)	(52)%
Coal royalty adjustment for minimum leases (1)	(1,623)	(713)	(910)	(128)%
Total coal royalty revenues	$10,610	$24,727	$(14,117)	(57)%

Other revenues
Production lease minimum revenues (1)	$4,267	$2,752	$1,515	55%
Minimum lease straight-line revenues (1)	3,553	3,982	(429)	(11)%
Property tax revenues	1,896	1,606	290	18%
Wheelage revenues	1,680	1,675	5	—%
Coal overriding royalty revenues	1,314	2,189	(875)	(40)%
Lease amendment revenues	858	1,535	(677)	(44)%
Aggregates royalty revenues	221	954	(733)	(77)%
Oil and gas royalty revenues	1,078	374	704	188%
Other revenues	263	125	138	110%
Total other revenues	$15,130	$15,192	$(62)	—%
Coal royalty and other	$25,740	$39,919	$(14,179)	(36)%
Transportation and processing services revenues	2,204	3,865	(1,661)	(43)%
Gain on asset sales and disposals	—	6,107	(6,107)	(100)%
Total Coal Royalty and Other segment revenues and other income	$27,944	$49,891	$(21,947)	(44)%

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight Energy that fixed consideration paid to us over a two-year period.

Coal Royalty Revenues
Approximately 70% of coal royalty revenues and approximately 65% of coal royalty sales volumes were derived from metallurgical coal during the three months ended September 30, 2020. Coal royalty revenues decreased $14.1 million period-over-period primarily driven by the weakened coal markets that resulted in lower coal sales volumes and prices. The discussion of these decreases by region is as follows:
•Appalachia: Sales volumes decreased 36% and coal royalty revenues decreased $10.6 million primarily due to weakened coal demand compounded by the COVID-19 pandemic.
•Illinois Basin: Sales volumes increased 38% due to increased activity at the Hillsboro and Williamson mines, while coal royalty revenues decreased $1.4 million primarily due to the idling of our Macoupin property. As mentioned above, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight Energy that fixed consideration paid to us over a two-year period.
•Northern Powder River Basin: Sales volumes decreased 31% and coal royalty revenues decreased $1.2 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2020.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $1.7 million primarily due to idling of the Macoupin mine where we own loadout and other transportation assets.
Gain on Asset Sales and Disposals
Gain on asset sales and disposals decreased $6.1 million primarily due to the disposal of certain mineral right assets during the third quarter of 2019.
Soda Ash
Revenues and other income related to our Soda Ash segment decreased $11.8 million primarily due to a combination of lower pricing and volumes sold. Ciner Wyoming was negatively impacted by the COVID-19 pandemic as lower activity in the global auto, container and construction industries reduced demand for glass and soda ash.
Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2020	2019
Operating expenses
Operating and maintenance expenses	$5,781	$5,994	$(213)	(4)%
Depreciation, depletion and amortization	2,111	3,384	(1,273)	(38)%
General and administrative expenses	3,634	4,253	(619)	(15)%
Asset impairments	934	484	450	93%
Total operating expenses	$12,460	$14,115	$(1,655)	(12)%

Other expenses, net
Interest expense, net	$10,254	$10,431	$(177)	(2)%
Total other expenses, net	$10,254	$10,431	$(177)	(2)%

Total operating expenses decreased $1.7 million primarily due to a $1.3 million decrease in depreciation, depletion and amortization expense as a result of lower coal sales volumes at certain properties.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2020
Net income (loss) from continuing operations	$19,173	$1,890	$(13,847)	$7,216
Less: equity earnings from unconsolidated investment	—	(1,986)	—	(1,986)
Add: interest expense, net	41	—	10,213	10,254
Add: depreciation, depletion and amortization	2,111	—	—	2,111
Add: asset impairments	934	—	—	934
Adjusted EBITDA	$22,259	$(96)	$(3,634)	$18,529

September 30, 2019
Net income (loss) from continuing operations	$40,252	$13,595	$(14,684)	$39,163
Less: equity earnings from unconsolidated investment	—	(13,818)	—	(13,818)
Add: total distributions from unconsolidated investment	—	6,370	—	6,370
Add: interest expense, net	—	—	10,431	10,431
Add: depreciation, depletion and amortization	3,384	—	—	3,384
Add: asset impairments	484	—	—	484
Adjusted EBITDA	$44,120	$6,147	$(4,253)	$46,014

Adjusted EBITDA decreased $27.5 million primarily due to the following:
•Coal Royalty and Other Segment
◦Adjusted EBITDA decreased $21.9 million primarily as a result of the weakened coal markets in the third quarter of 2020.
•Soda Ash Segment
◦Adjusted EBITDA decreased $6.2 million as a result of the suspended cash distribution from Ciner Wyoming in the third quarter of 2020 as compared to the $6.4 million distribution received during the third quarter of 2019.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$28,573	$(75)	$(4,175)	$24,323
Investing activities	332	—	—	332
Financing activities	—	—	(19,910)	(19,910)

September 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$41,094	$6,147	$(5,507)	$41,734
Investing activities	6,567	—	—	6,567
Financing activities	—	—	(21,913)	(21,913)
The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$28,573	$(75)	$(4,175)	$24,323
Add: return of long-term contract receivable	332	—	—	332
Distributable cash flow and free cash flow	$28,905	$(75)	$(4,175)	$24,655

September 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$41,094	$6,147	$(5,507)	$41,734
Add: proceeds from sale of assets	6,108	—	—	6,108
Add: proceeds from sale of discontinued operations	—	—	—	(122)
Add: return of long-term contract receivable	459	—	—	459
Distributable cash flow	$47,661	$6,147	$(5,507)	$48,179
Less: proceeds from sale of assets	(6,108)	—	—	(6,108)
Less: proceeds from sale of discontinued operations	—	—	—	122
Free cash flow	$41,553	$6,147	$(5,507)	$42,193

DCF and FCF decreased $23.5 million and $17.5 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF decreased $18.8 million and $12.6 million, respectively, primarily as a result of the weakened coal markets in the third quarter of 2020. DCF was also impacted by $6.1 million in asset sale proceeds received in the third quarter of 2019.
•Soda Ash Segment
◦DCF and FCF decreased $6.2 million as a result of the suspended cash distribution from Ciner Wyoming in the third quarter of 2020 as compared to the $6.4 million distribution received during the third quarter of 2019.

Results of Operations
First Nine Months of 2020 and 2019 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Nine Months Ended September 30,		Decrease	Percentage Change
Operating Segment (In thousands)	2020	2019
Coal Royalty and Other	$95,955	$175,386	$(79,431)	(45)%
Soda Ash	5,200	36,833	(31,633)	(86)%
Total	$101,155	$212,219	$(111,064)	(52)%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2020	2019
Coal sales volumes (tons)
Appalachia
Northern	516	2,774	(2,258)	(81)%
Central	7,643	10,469	(2,826)	(27)%
Southern	820	1,172	(352)	(30)%
Total Appalachia	8,979	14,415	(5,436)	(38)%
Illinois Basin	1,841	1,646	195	12%
Northern Powder River Basin	1,232	1,979	(747)	(38)%
Total coal sales volumes	12,052	18,040	(5,988)	(33)%

Coal royalty revenue per ton
Appalachia
Northern	$2.22	$2.23	$(0.01)	—%
Central	4.28	5.79	(1.51)	(26)%
Southern	4.70	7.00	(2.30)	(33)%
Illinois Basin	2.48	4.70	(2.22)	(47)%
Northern Powder River Basin	3.66	3.21	0.45	14%
Combined average coal royalty revenue per ton	3.88	4.94	(1.06)	(21)%

Coal royalty revenues
Appalachia
Northern	$1,143	$6,173	$(5,030)	(81)%
Central	32,726	60,628	(27,902)	(46)%
Southern	3,857	8,204	(4,347)	(53)%
Total Appalachia	37,726	75,005	(37,279)	(50)%
Illinois Basin	4,570	7,739	(3,169)	(41)%
Northern Powder River Basin	4,510	6,347	(1,837)	(29)%
Unadjusted coal royalty revenues	46,806	89,091	(42,285)	(47)%
Coal royalty adjustment for minimum leases (1)	(6,247)	(1,530)	(4,717)	(308)%
Total coal royalty revenues	$40,559	$87,561	$(47,002)	(54)%

Other revenues
Production lease minimum revenues (1)	$13,554	$21,331	$(7,777)	(36)%
Minimum lease straight-line revenues (1)	12,349	11,152	1,197	11%
Property tax revenues	4,256	4,416	(160)	(4)%
Wheelage revenues	5,468	5,035	433	9%
Coal overriding royalty revenues	3,319	10,163	(6,844)	(67)%
Lease amendment revenues	2,591	6,720	(4,129)	(61)%
Aggregates royalty revenues	1,068	3,655	(2,587)	(71)%
Oil and gas royalty revenues	4,923	2,575	2,348	91%
Other revenues	752	1,429	(677)	(47)%
Total other revenues	$48,280	$66,476	$(18,196)	(27)%
Coal royalty and other	$88,839	$154,037	$(65,198)	(42)%
Transportation and processing services revenues	6,651	14,740	(8,089)	(55)%
Gain on asset sales and disposals	465	6,609	(6,144)	(93)%
Total Coal Royalty and Other segment revenues and other income	$95,955	$175,386	$(79,431)	(45)%

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight Energy that fixed consideration paid to us over a two-year period.

Coal Royalty Revenues
Total coal royalty revenues decreased $47.0 million from 2019 to 2020 primarily driven by weakened coal markets that resulted in lower coal sales volumes and pricing. The discussion of these decreases by region is as follows:
•Appalachia: Sales volumes decreased 38% and revenues decreased $37.3 million primarily due to weakened coal demand compounded by the COVID-19 pandemic.
•Illinois Basin: Sales volumes increased 12% due to increased activity at the Hillsboro and Williamson mines, while coal royalty revenues decreased $3.2 million primarily due to the idling of our Macoupin property. As mentioned above, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight Energy that fixed consideration paid to us over a two-year period.
•Northern Powder River Basin: Sales volumes decreased 38% and coal royalty revenues decreased $1.8 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2020, partially offset by a 14% increase in sales prices as compared to the prior year.
Other Revenues
Other revenues decreased $18.2 million primarily due to the following:
•A $7.8 million decrease in production lease minimum revenues primarily as a result of the Macoupin lease amendment and lessee forfeitures of recoupable balances in the second quarter of 2019 from minimums paid in prior periods;
•A $6.8 million decrease in coal overriding royalty revenues primarily as a result of production at the Williamson mine moving off NRP's overriding royalty interest and back onto NRP's coal reserves. As a result, this decrease in coal overriding royalty revenues was offset by an increase in coal royalty revenues.
•A $4.1 million decrease in lease amendment revenues year-over-year.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $8.1 million primarily due to idling of the Macoupin mine where we own loadout and other transportation assets.
Gain on Asset Sales and Disposals
Gain on asset sales and disposals decreased $6.1 million primarily due to the disposal of certain mineral right assets during the third quarter of 2019.
Soda Ash

Revenues and other income related to our Soda Ash segment decreased $31.6 million compared to the prior year primarily due to a combination of lower pricing and volumes sold. Ciner Wyoming was negatively impacted by the COVID-19 pandemic as lower activity in the global auto, container and construction industries reduced demand for glass and soda ash.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2020	2019
Operating expenses
Operating and maintenance expenses	$19,200	$26,813	$(7,613)	(28)%
Depreciation, depletion and amortization	6,185	11,746	(5,561)	(47)%
General and administrative expenses	11,168	12,799	(1,631)	(13)%
Asset impairments	133,217	484	132,733	27,424%
Total operating expenses	$169,770	$51,842	$117,928	227%

Other expenses, net
Interest expense, net	$30,891	$37,061	$(6,170)	(17)%
Loss on extinguishment of debt	—	29,282	(29,282)	(100)%
Total other expenses, net	$30,891	$66,343	$(35,452)	(53)%

Total operating expenses increased $117.9 million primarily due to the following:
•Asset impairments increased $132.7 million due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties.
This increase in operating expense was partially offset by:
•Operating and maintenance expenses include costs to manage the Coal Royalty and Other and Soda Ash segments and primarily consist of royalty, tax, employee-related and legal costs and bad debt expense. These costs decreased $7.6 million primarily due to a decrease in bad debt expense in addition to lower royalty fees related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). The coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property.
•Depreciation, depletion and amortization expense decreased $5.6 million primarily due to lower coal sales volumes at certain properties.
Total other expenses, net decreased $35.5 million primarily due to the following:
•Loss on extinguishment of debt of $29.3 million in 2019 related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.
•Interest expense, net decreased $6.2 million primarily due to lower debt balances during the first nine months of 2020 as a result of debt repayments made over the past twelve months.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2020
Net income (loss) from continuing operations	$(62,562)	$5,059	$(42,003)	$(99,506)
Less: equity earnings from unconsolidated investment	—	(5,200)	—	(5,200)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	56	—	30,835	30,891
Add: depreciation, depletion and amortization	6,185	—	—	6,185
Add: asset impairments	133,217	—	—	133,217
Adjusted EBITDA	$76,896	$14,069	$(11,168)	$79,797

September 30, 2019
Net income (loss) from continuing operations	$136,566	$36,610	$(79,142)	$94,034
Less: equity earnings from unconsolidated investment	—	(36,833)	—	(36,833)
Add: total distributions from unconsolidated investment	—	25,480	—	25,480
Add: interest expense, net	—	—	37,061	37,061
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	11,746	—	—	11,746
Add: asset impairments	484	—	—	484
Adjusted EBITDA	$148,796	$25,257	$(12,799)	$161,254

Adjusted EBITDA decreased $81.5 million primarily due to the following:
•Coal Royalty and Other Segment
◦Adjusted EBITDA decreased $71.9 million primarily as a result of weakened coal markets in the first nine months of 2020.
•Soda Ash Segment
◦Adjusted EBITDA decreased $11.2 million as a result of lower cash distributions received from Ciner Wyoming in the first nine months of 2020.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$91,082	$14,091	$(30,760)	$74,413
Investing activities	969	—	—	969
Financing activities	—	—	(58,074)	(58,074)

September 30, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$139,821	$25,257	$(47,153)	$117,925
Investing activities	7,962	—	—	7,962
Financing activities	—	—	(219,754)	(219,754)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$91,082	$14,091	$(30,760)	$74,413
Add: proceeds from asset sales and disposals	507	—	—	507
Add: proceeds from sale of discontinued operations	—	—	—	(66)
Add: return of long-term contract receivable	1,462	—	—	1,462
Distributable cash flow	$93,051	$14,091	$(30,760)	$76,316
Less: proceeds from asset sales and disposals	(507)	—	—	(507)
Less: proceeds from sale of discontinued operations	—	—	—	66
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$91,544	$14,091	$(30,760)	$74,875

September 30, 2019
Net cash provided by (used in) operating activities of continuing operations	$139,821	$25,257	$(47,153)	$117,925
Add: proceeds from asset sales and disposals	6,611	—	—	6,611
Add: proceeds from sale of discontinued operations	—	—	—	(556)
Add: return of long-term contract receivable	1,351	—	—	1,351
Distributable cash flow	$147,783	$25,257	$(47,153)	$125,331
Less: proceeds from asset sales and disposals	(6,611)	—	—	(6,611)
Less: proceeds from sale of discontinued operations	—	—	—	556
Free cash flow	$141,172	$25,257	$(47,153)	$119,276

DCF and FCF decreased $49.0 million and $44.4 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF decreased $54.7 million and $49.6 million, respectively, primarily as a result of the weakened coal markets in the first nine months of 2020. DCF was also impacted by a $6.1 million decrease in asset sale proceeds compared to the third quarter of 2019.
•Soda Ash Segment
◦DCF and FCF decreased $11.2 million as a result of lower cash distributions received from Ciner Wyoming in the first nine months of 2020.
•Corporate and Financing Segment
◦DCF and FCF increased $16.4 million primarily due to lower cash paid for interest as a result of less outstanding debt in the first nine months of 2020.
Liquidity and Capital Resources
Current Liquidity
As of September 30, 2020, we had total liquidity of $215.6 million, consisting of $115.6 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility.
Cash Flows
Cash flows provided by operating activities decreased $41.8 million, from $117.9 million in the nine months ended September 30, 2019 to $76.1 million in the nine months ended September 30, 2020 primarily related to lower operating cash flow as a result of the weakened coal markets in addition to lower cash distributions received from Ciner Wyoming in the first nine months of 2020, partially offset by less cash paid for interest in the first nine months of 2020 due to less debt outstanding.
Cash flows provided by investing activities decreased $6.5 million, from $7.4 million provided in the nine months ended September 30, 2019 to $0.9 million in the nine months ended September 30, 2020 primarily due to a $6.1 million decrease in asset sale proceeds compared to the third quarter of 2019.
Cash flows used in financing activities decreased $159.5 million, from $219.2 million in the nine months ended September 30, 2019 to $59.7 million in the nine months ended September 30, 2020 primarily due to the following:
•$345.6 million used for the redemption of our 2022 Senior Notes in the second quarter of 2019;
•The $49.3 million pre-payment in the first quarter of 2019 related to the sale of our construction aggregates business;
•$26.4 million in debt issuance costs and other in 2019 primarily related to 2019 debt refinancings; and
•$16.1 million in lower cash distributions in the first nine months of 2020 as a result of the special common unit distribution paid in 2019 and suspending the common unit distribution in the second quarter of 2020.
These decreases in cash flows used were partially offset by:
•$300 million provided by the issuance of the 2025 Senior Notes in the second quarter of 2019.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(In thousands)	2020	2019
Current portion of long-term debt, net	$39,072	$45,776
Long-term debt, net	452,401	470,422
Total debt, net	$491,473	$516,198

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
The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended September 30, 2020. The impacts of such volatility on the Partnership cannot be predicted with confidence or reasonably estimated at this time.

Interest Rate Risk
Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon LIBOR. At September 30, 2020, we did not have any borrowings outstanding under the Opco Credit Facility.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2020 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Date: November 5, 2020
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)