Form 10-K
period 2020-12-31
NATURAL RESOURCE PARTNERS LP
filed 2021-03-15
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒
The aggregate market value of the common units held by non-affiliates of the registrant on June 30, 2020, was $109 million based on a closing price on that date of $12.19 per unit as reported on the New York Stock Exchange.
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

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our business, risks related to our indebtedness, risks related to our common stock and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:

Risks Related to Our Business

•Cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves. In addition, our debt agreements and our partnership agreement place restrictions on our ability to pay, and in some cases raise, the quarterly distribution under certain circumstances.
•Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.
•The ongoing COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and ability to make cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.
•Prices for both metallurgical and thermal coal are volatile and depend on a number of factors beyond our control. Declines in prices could have a material adverse effect on our business and results of operations.
•Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on Ciner Wyoming’s ability to resume distributions to us.
•We derive a large percentage of our revenues and other income from a small number of coal lessees.
•Bankruptcies in the coal industry, and/or the idling or closure of mines on our properties could have a material adverse effect on our business and results of operations.
•Mining operations are subject to operating risks that could result in lower revenues to us.
•The adoption of climate change legislation and regulations restricting emissions of greenhouse gases and other hazardous air pollutants have resulted in changes in fuel consumption patterns by electric power generators and a corresponding decrease in coal production by our lessees and reduced coal-related revenues.
•Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are also resulting in unfavorable lending and investment policies by institutions and insurance companies which could significantly affect our ability to raise capital or maintain current insurance levels.

•In addition to climate change and other Clean Air Act legislation, our businesses are subject to numerous other federal, state and local laws and regulations that may limit production from our properties and our profitability.
•If our lessees do not manage their operations well, their production volumes and our royalty revenues could decrease.
•We have limited approval rights with respect to the management of our Ciner Wyoming soda ash joint venture, including with respect to cash distributions and capital expenditures. In addition, we are exposed to operating risks that we do not experience in the royalty business through our soda ash joint venture and through our ownership of certain coal transportation assets.
•A significant portion of Ciner Wyoming’s historical international sales of soda ash have been to ANSAC, and the termination of the ANSAC membership could adversely affect Ciner Wyoming’s ability to compete in certain international markets and increase Ciner Wyoming’s international sales costs.
•Ciner Wyoming’s deca stockpiles will substantially deplete by 2024, and its production rates will decline approximately 200,000 short tons per year if further investments are not made.
•Significant delays and/or higher than expected costs associated with Ciner Wyoming’s capacity expansion project could adversely affect Ciner Wyoming’s profitability and ability to resume distributions to us.
•Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal, soda ash and other minerals from our properties.
•Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves. In addition, we expect to cease reporting coal and hard mineral reserves pursuant to new SEC rules that will be effective for us beginning with the year ending December 31, 2021.
•Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
•A lessee may incorrectly report royalty revenues, which might not be identified by our lessee audit process or our mine inspection process or, if identified, might be identified in a subsequent period.
Risks Related to Our Structure
•Unitholders may not be able to remove our general partner even if they wish to do so.
•The preferred units are senior in right of distributions and liquidation and upon conversion, would result in the issuance of additional common units in the future, which could result in substantial dilution of our common unitholders’ ownership interests.
•We may issue additional common units or preferred units without common unitholder approval, which would dilute a unitholder’s existing ownership interests.
•Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.
•Cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders.
•Conflicts of interest could arise among our general partner and us or the unitholders.
•The control of our general partner may be transferred to a third party without unitholder consent. A change of control may result in defaults under certain of our debt instruments and the triggering of payment obligations under compensation arrangements.
•Unitholders may not have limited liability if a court finds that unitholder actions constitute control of our business.
Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.

•The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
•Certain federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.
•Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us. Our unitholders' share of our portfolio income may be taxable to them even though they receive other losses from our activities.
•We may engage in transactions to reduce our indebtedness and manage our liquidity that generate taxable income (including income and gain from the sale of properties and cancellation of indebtedness income) allocable to our unitholders, and income tax liabilities arising therefrom may exceed any distributions made with respect to their units.
•If the IRS contests the federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
•If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
•Tax gain or loss on the disposition of our common units could be more or less than expected.
•Our unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.
•Non-U.S. Unitholders will be subject to U.S. taxes and withholding with respect to their income and gain from owning our units.
•We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
•We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
•We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
•A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
•As a result of investing in our units, our unitholders are likely subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.
General Risks

•Our business is subject to cybersecurity risks.
•The ongoing COVID-19 pandemic has adversely affected our business and may continue to do so.
Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may have an adverse effect on our business, financial condition, results of operations, and cash flows.

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

Soda Ash—consists of our 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Ciner Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.

We expect royalties generated from coal mining operations on our properties and our interest in the Ciner Wyoming soda ash business to generate the substantial majority of our cash flow over the next years. However, over the past year, we have been evaluating our existing portfolio of assets for opportunities to generate alternative sources of revenues without significant capital investment by us. For example, our surface and mineral acreage owned across the United States may contain geologic formations that are suitable for the long-term sequestration and storage of carbon. To the extent a viable carbon sequestration project is developed on or near our property, we may be able to lease that property as storage in exchange for rent payments. We are also exploring opportunities to lease our surface acreage for renewable energy projects, such as solar arrays and wind farms. In addition, we are assessing our forest timber assets for carbon sequestration project potential whereby we would obtain and sell carbon offset credits in exchange for agreements for long-term forest preservation. There can be no assurance, however, that any of these potential projects will succeed or generate substantial cash flow to NRP.

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
Segment and Geographic Information

The amount of 2020 revenues and other income from our two operating segments is shown below. For additional business segment information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "Item 8. Financial Statements and Supplementary Data—Item 8. Financial Statements and Supplementary Data—Note 7. Segment Information" in this Annual Report on Form 10-K, which are both incorporated herein by reference.

(In thousands)	Amount	% of Total
Coal Royalty and Other	$129,592	92%
Soda Ash	10,728	8%
Total	$140,320	100%

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

Coal Reserves and Production Information

The following table presents coal reserves information as of December 31, 2020 for the properties that we own by major coal region:

	Proven and Probable Reserves (1)
(Tons in thousands)	Underground	Surface	Total
Appalachia Basin
Northern	206,097	3,018	209,115
Central	699,977	242,821	942,798
Southern	40,699	17,993	58,692
Total Appalachia Basin	946,773	263,832	1,210,605
Illinois Basin	209,981	5,074	215,055
Northern Powder River Basin	—	161,817	161,817
Gulf Coast	—	1,000	1,000
Total	1,156,754	431,723	1,588,477

(1)In excess of 80% of the reserves presented in this table are currently leased to third parties.

The following table presents the type of our coal reserves by major coal region as of December 31, 2020:

	Type of Coal
(Tons in thousands)	Thermal	Metallurgical (1)	Total
Appalachia Basin
Northern	148,661	60,454	209,115
Central	536,142	406,656	942,798
Southern	40,318	18,374	58,692
Total Appalachia Basin	725,121	485,484	1,210,605
Illinois Basin	215,055	—	215,055
Northern Powder River Basin	161,817	—	161,817
Gulf Coast	1,000	—	1,000
Total	1,102,993	485,484	1,588,477

(1)For purposes of this table, we have defined metallurgical coal reserves as reserves located in seams that historically have been of sufficient quality and characteristics to be able to be used in the steel making process. Some of the reserves in the metallurgical category can also be used as thermal coal.

The following table presents the sulfur content and the typical quality of our coal reserves by major coal region as of December 31, 2020:

		Sulfur Content				Typical Quality (1)
(Tons in thousands)	Compliance Coal (2)	Low (<1.0%)	Medium (1.0% to 1.5%)	High (>1.5%)	Total	Heat Content (Btu per pound)	Sulfur (%)
Appalachia Basin
Northern	46,116	46,316	1,001	161,798	209,115	12,902	2.24
Central	430,097	658,448	238,721	45,629	942,798	13,227	0.91
Southern	30,386	32,511	23,591	2,590	58,692	13,394	1.00
Total Appalachia Basin	506,599	737,275	263,313	210,017	1,210,605	13,179	1.14
Illinois Basin	—	—	2,152	212,903	215,055	11,534	3.17
Northern Powder River Basin	—	161,817	—	—	161,817	8,800	0.65
Gulf Coast	—	1,000	—	—	1,000	6,678	0.69
Total	506,599	900,092	265,465	422,920	1,588,477

(1)Unless otherwise indicated, the coal quality information in this Annual Report and on the Form 10-K is reported on an as-received basis with an assumed moisture of 6% for Appalachia Basin reserves, and site specific moisture values for Illinois (typically 12% moisture) and Northern Powder River Basin (typically 25% moisture).
(2)Compliance coal, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu and meets the sulfur dioxide emission standards imposed by Phase II of the Clean Air Act without blending with other coals or using sulfur dioxide reduction technologies. Compliance coal is a subset of low sulfur coal and is, therefore, also reported within the amounts for low sulfur coal.

The following table presents the type of coal sales volumes by major coal region for the year ended December 31, 2020:

	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	267	380	647
Central	1,157	8,954	10,111
Southern	143	746	889
Total Appalachia Basin	1,567	10,080	11,647
Illinois Basin	3,381	—	3,381
Northern Powder River Basin	1,738	—	1,738
Total	6,686	10,080	16,766
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

In addition, the SEC has adopted new rules to modernize the property disclosure requirements for registrants with significant mining activities, which we will be required to begin to comply with for the fiscal year beginning on January 1, 2021 (reported in the Annual Report on Form 10-K for the year ending December 31, 2021). The new rules require that reserve estimates that are reported be based on technical reports prepared using extensive mine-specific geological and engineering data, as well as market and cost assumptions. The new rules contain exceptions that allow royalty companies, such as NRP, to omit information that they lack access to and cannot obtain without incurring an unreasonable burden or expense. As a royalty company, we do not have access to a substantial amount of information that will be required to prepare the technical reports used to determine reserves under the new rules, and we will not be able to obtain such information without unreasonable burden or expense. Accordingly, we expect that we will rely on the royalty company exceptions and will therefore cease to report coal and other hard mineral reserves beginning with the year ending December 31, 2021. See "Item 1A. Risk Factors—Risks Related to Our Business—Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves. In addition, we expect to cease reporting coal and hard mineral reserves pursuant to new SEC rules that will be effective for us beginning with the year ending December 31, 2021."
Major Coal Producing Properties

The following table provides a summary of our significant coal royalty properties by sales volumes for 2020 and is followed by additional information for each property:

Region	Property/Lease Name	Operator(s)	Coal Type	2020 Sales Volumes (Millions of Tons)
Appalachia Basin
Central	Contura-CAPP (VA)	Alpha Metallurgical Resources Inc.	Met	3.7
Central	Coal Mountain	CM Energy Properties, LP	Met	0.7
Central	Aracoma	Alpha Metallurgical Resources Inc.	Met	1.1
Central	Elk Creek	Ramaco Resources, Inc.	Met	0.9
Southern	Oak Grove	Crimson Oak Grove Resources LLC	Met	0.7
Illinois Basin	Macoupin	Foresight Energy Resources LLC	Thermal	0.4
Illinois Basin	Williamson	Foresight Energy Resources LLC	Thermal	1.0
Illinois Basin	Hillsboro	Foresight Energy Resources LLC	Thermal	2.0
Northern Powder River Basin	Western Energy	Rosebud Mining, LLC	Thermal	1.7

Appalachia Basin—Central Appalachia

Contura-CAPP (VA).    The Contura-CAPP (VA) property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2020, approximately 3.7 million tons were sold from this property, substantially all of which was metallurgical coal. We lease this property to subsidiaries of Alpha Metallurgical Resources Inc. ("Alpha Metallurgical Resources") (formerly Contura Energy, Inc.). Production comes from underground room and pillar and surface mines and is trucked to one of two preparation plants. Coal is shipped via the CSX and Norfolk Southern railroads to utility and metallurgical customers.

Coal Mountain.    The Coal Mountain property is located in Wyoming County, West Virginia. In 2020, approximately 0.7 million tons of metallurgical coal were sold from this property. We lease this property to CM Energy Properties, LP. Metallurgical coal is produced from a multi-seam surface mine and coal is transported by truck to a preparation plant on the property. Coal is shipped via the Norfolk Southern railroad to both domestic and export metallurgical customers.

Aracoma.    The Aracoma property is located in Logan County, West Virginia. Approximately 1.1 million tons of coal, substantially all of which is metallurgical coal, were sold in 2020 from this property. We lease this property to a subsidiary of Alpha Metallurgical Resources. Coal is produced from underground mines and transported by belt or truck to the preparation plant on the property. Coal is shipped via the CSX railroad to export metallurgical customers.

Elk Creek.    The Elk Creek property is located in Logan and Wyoming Counties, West Virginia. In 2020, approximately 0.9 million tons were sold from this property. We lease this property to Ramaco Resources, Inc. Metallurgical coal is produced from surface and underground mines and is transported by belt and truck to a preparation plant on the property. Coal is shipped via the CSX railroad to both domestic and export metallurgical customers.

Appalachia Basin—Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. In 2020, approximately 0.7 million tons of metallurgical coal were sold from this property. We lease this property to Crimson Oak Grove Resources LLC (formerly Murray Metallurgical Coal Holdings, LLC). Production comes from a longwall mine and is transported by beltline to a preparation plant. Metallurgical products are then shipped via railroad and barge to both domestic and export customers.

Illinois Basin

Macoupin.    The Macoupin property is located in Macoupin County, Illinois. This property is under lease to Macoupin Energy, a subsidiary of Foresight Energy Resources LLC ("Foresight"). In 2020, approximately 0.4 million tons of thermal coal were sold from this property. Production is from an underground room and pillar mine. Coal is shipped by the Norfolk Southern or Union Pacific railroads or by barge to domestic utility customers. Production at the Macoupin mine was temporarily ceased in March 2020.

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. This property is under lease to Williamson Energy, a subsidiary of Foresight. In 2020, approximately 1.0 million tons of thermal coal were sold from this property. Production comes from a longwall mine. Coal is shipped primarily via the Canadian National railroad to export customers. In 2020, we also received overriding royalties from approximately 0.2 million tons of coal sold from non-NRP property.

Hillsboro.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. This property is under lease to Hillsboro Energy, a subsidiary of Foresight. This property had been idled from March 2015 until production resumed in January 2019. In 2020, approximately 2.0 million tons of thermal coal were sold from this property. Production comes from a longwall mine. Coal is shipped by rail via either the Union Pacific, Norfolk Southern or Canadian National railroads, or by barges to domestic utilities customers.
In addition to these properties, we own loadout and other transportation assets at the Williamson and Macoupin mines and at the Sugar Camp mine, which are also operated by Foresight. See "—Coal Transportation and Processing Assets" below for additional information on these assets.

Master Agreement. On June 30, 2020, we and Foresight entered into the Master Amendment and Supplement to Coal Mining and Transportation Lease Agreements and Parent Guaranty (the “Master Agreement”) in connection with Foresight’s emergence from bankruptcy. All contracts and agreements existing prior to the bankruptcy filing were assumed by Foresight in the bankruptcy and continue post-bankruptcy pursuant to their terms, except as amended by the Master Agreement.

Pursuant to the Master Agreement, Foresight made fixed cash payments of $48.75 million to NRP in 2020 and will make $42.0 million in cash payments to NRP in 2021 to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between NRP and Foresight for calendar years 2020 and 2021. Beginning in January 2022, Foresight’s payment obligations will be calculated in accordance with the provisions of the various existing agreements, except as described below with respect to Foresight’s Macoupin mine.

Production at the Macoupin mine was temporarily ceased in March 2020. Pursuant to the Master Agreement, Foresight is no longer obligated to make royalty, transportation fee, or quarterly minimum payments to us under the Macoupin coal mining lease and transportation agreements. Foresight will pay an annual Macoupin fee of $2.0 million to NRP each year through 2023. The amounts paid for 2020 and payable for 2021 are included in the fixed amounts discussed in the paragraph above. Foresight also forfeited its right to recoup all previously paid but unrecouped minimum payments with respect to the Macoupin mine. At all times that the Macoupin mine remains in temporary cessation of production, Foresight will take reasonable actions to preserve, protect, and store the equipment, infrastructure, and property located at the mine.

Beginning January 1, 2024, we may at any time elect to cause Foresight to transfer the Macoupin mine and all associated equipment and permits to us for no consideration. If we make this election, we will assume all liabilities associated with the Macoupin mine. Also beginning January 1, 2024, Foresight may at any time elect to offer to sell the Macoupin assets to us for $1.00. If we accept Foresight’s offer, we will assume all liabilities associated with the Macoupin mine. If we do not accept Foresight’s offer, Foresight may proceed to permanently seal the Macoupin mine and conduct all reclamation activities. To the extent the elections described above are not made, Foresight will continue to pay the annual $2.0 million fee to NRP each year that the mine remains in temporary cessation of production. In addition, Foresight may determine at any time to recommence operations at the Macoupin mine, at which time we and Foresight will negotiate in good faith to enter into new coal mining lease and transportation agreements.

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2020, approximately 1.7 million tons were sold from this property by a subsidiary of Rosebud Mining, LLC. Coal is produced by surface dragline mining methods. Coal is transported by either truck or beltline to the Colstrip generation station located at the mine mouth.

Coal Transportation and Processing Assets

We own transportation and processing infrastructure related to certain of our coal properties, including loadout and other transportation assets at Foresight's Williamson and Macoupin mines in the Illinois Basin, for which we collect throughput fees or rents. We lease our Macoupin and Williamson transportation and processing infrastructure to subsidiaries of Foresight and are responsible for operating and maintaining the transportation and processing assets at the Williamson mine that we subcontract to a subsidiary of Foresight. In addition, we own rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight. While we own coal reserves at the Williamson and Macoupin mines, we do not own coal reserves at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and we collect minimums and throughput fees. We recorded $8.8 million in revenue related to our coal transportation and processing assets during the year ended December 31, 2020.

Other Coal Royalty and Other Segment Assets

Until mid-2020, we owned a 51% interest in BRP LLC, a joint venture with International Paper. In 2020, we bought International Paper’s 49% interest in BRP LLC and now own 100%. Through BRP LLC, we own approximately 10 million mineral acres in over 30 states in the U.S. We own various mineral rights for lease encompassing oil and gas prospects, coal and coal bed methane rights, copper and other metals, aggregates, water, and geothermal. While the vast majority of the approximately 10 million acres remain largely undeveloped, we have an ongoing program to identify additional opportunities to lease these minerals to operating parties or otherwise monetize these assets.

As of December 31, 2020, we also owned aggregates mineral rights primarily located in Kentucky and Indiana. We lease a portion of these reserves to third parties in exchange for royalty payments. The structure of these leases is similar to our coal leases, and these leases typically require minimum rental payments in addition to royalties. In addition, we hold overriding royalty interests in frac sand at operations in Wisconsin and Texas and sand and gravel reserves in Washington. During 2020, we received $1.7 million in aggregates royalty revenues, including overriding royalty revenues.

Soda Ash Segment

We own a 49% non-controlling equity interest in Ciner Wyoming. Ciner Resources LP, our operating partner ("Ciner Resources"), controls and operates Ciner Wyoming. Ciner Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries. Ciner Resources is a publicly traded master limited partnership that depends on distributions from Ciner Wyoming in order to make distributions to its public unitholders. As a minority interest owner in Ciner Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. We appoint three of the seven members of the Board of Managers of Ciner Wyoming and have certain limited negative controls relating to the company. We have limited approval rights with respect to Ciner Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures. During 2020, Ciner Wyoming suspended cash distributions to its members due to adverse developments in the soda ash market resulting from the COVID-19 pandemic. Distributions remain suspended and may continue to be suspended until the soda ash markets improve.

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

Ciner Wyoming’s Green River Basin surface operations are situated on approximately 2,300 acres in Wyoming, and its mining operations consist of approximately 23,500 acres of leased and licensed subsurface mining area. The facility is accessible by both road and rail. Ciner Wyoming uses seven large continuous mining machines and 14 underground shuttle cars in its mining operations. Its processing assets consist of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.

In trona ore processing, insoluble materials and other impurities are removed by thickening and filtering liquor, a solution consisting of sodium carbonate dissolved in water. Ciner Wyoming then adds activated carbon to filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. The resulting material is dried in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Ciner Wyoming’s storage silos can hold over 58,000 short tons of processed soda ash at any given time. The facility is in good working condition and has been in service for more than 50 years.

Deca Rehydration. The evaporation stage of trona ore processing produces a precipitate and natural by-product called deca. "Deca," short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at the Green River Basin facility. The deca rehydration process enables Ciner Wyoming to recover soda ash from the deca-rich purged liquor as a by-product of the refining process. The soda ash contained in deca is captured by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. The separated deca crystals are then blended with partially processed trona ore in the dissolving stage of the production process. This process enables Ciner Wyoming to reduce waste storage needs and convert what is typically a waste product into a usable raw material. Ciner Wyoming anticipates that its current deca stockpiles will be exhausted by 2024 and that production rates will decline approximately 200,000 short tons per year if that production capacity is not replaced.

Shipping and Logistics. All of the soda ash produced is shipped by rail or truck from the Green River Basin facility. For the year ended December 31, 2020, Ciner Wyoming shipped approximately 97% of its soda ash to its customers initially via a single rail line owned and controlled by Union Pacific Railroad Company. The Ciner Wyoming plant receives rail service exclusively from Union Pacific. The agreement with Union Pacific expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to Ciner Wyoming or at all. The rail freight rate charged under the agreement increases annually based on a published index tied to certain rail industry metrics. A leased fleet of more than 2,200 hopper cars serve as dedicated modes of shipment to Ciner Wyoming's domestic customers. For export, soda ash is shipped on unit trains consisting of approximately 100 cars to two primary ports located in Longview, Washington and Portland, Oregon. From these ports, the soda ash is loaded onto ships for delivery to ports all over the world. Until 2021, American Natural Soda Ash Corporation ("ANSAC") provided logistics and support services for all of Ciner Wyoming’s export sales. For domestic sales, Ciner Resources Corporation ("Ciner Corporation") provides similar services. Ciner Corporation is the parent company of Ciner Wyoming Holding Co. (“Ciner Holding”), which in turn is the sole member of the general partner of our operating partner, Ciner Resources.

Customers. Ciner Wyoming’s customers, including end users to whom ANSAC makes sales overseas, consist primarily of glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and chemical and detergent manufacturing companies. Prior to 2021, Ciner Wyoming’s largest customer was ANSAC, which bought soda ash (through Ciner Corporation, which serves as Ciner Wyoming’s sales agent in its agreement with ANSAC) and other of its member companies for export to its customers. ANSAC accounted for approximately 45% of Ciner Wyoming’s net sales in 2020. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s production volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Corporation, on Ciner Wyoming’s behalf, negotiates directly with, and Ciner Wyoming exports to, customers in markets not served by ANSAC.

As part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of the global Ciner Group, the world’s largest natural soda ash producer, Ciner Corporation delivered a notice to terminate its membership in ANSAC in 2019. The termination was expected to be effective as of the end of day on December 31, 2021. In July 2020, Ciner Corporation entered into an agreement with ANSAC and its other members that, among other things, terminated Ciner Corporation’s membership in ANSAC effective as of the end of the day on December 31, 2020, a year earlier than previously announced. For a limited period after December 31, 2020, Ciner Corporation will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services.

Effective January 1, 2021, Ciner Corporation is managing Ciner Wyoming’s export sales and marketing efforts and is leveraging the distributor network established by the global Ciner Group. Ciner Corporation is also independently reviewing current and potential distribution partners to optimize Ciner Wyoming’s global sales. Through Ciner Corporation, Ciner Wyoming has obtained its own international sales arrangements for 2021, obtained third-party export port services, and chartered and executed its own international voyages. The withdrawal from ANSAC is expected to enable Ciner Wyoming to combine volumes with Ciner Group’s soda ash exports from Turkey and therefore to leverage the larger, global Ciner Group’s soda ash operations. Ciner Wyoming believes this will eventually lower its cost position and improve its ability to optimize its market share both domestically and internationally. However, initial costs may be higher than costs incurred through ANSAC sales.

For customers in North America, Ciner Corporation typically enters into contracts on Ciner Wyoming’s behalf with terms ranging from one to three years. Under these contracts, customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements at a fixed price for a given calendar year. Although Ciner Wyoming does not have “take or pay” arrangements with its customers, substantially all sales are made pursuant to written agreements and not through spot sales. In 2020, Ciner Wyoming had more than 70 domestic customers and has had long-term relationships with the majority of its customers.

Leases and License. Ciner Wyoming is party to several mining leases and one license for its subsurface mining rights. Some of the leases are renewable at Ciner Wyoming’s option upon expiration. Ciner Wyoming pays royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company, an affiliate of Occidental Petroleum Corporation, which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from the Green River Basin facility. Ciner Wyoming is also obligated to pay annual rentals to its lessors and licensor regardless of actual sales. In addition, Ciner Wyoming pays a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.

Expansion Project. Ciner Wyoming has announced a significant capacity expansion capital project that would increase production levels to up to 3.5 million tons of soda ash per year. Ciner Wyoming has conducted the initial basic design and is pursuing the related permits and detailed cost analysis pursuant to the basic design. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase overall efficiency, combined with the COVID-19 pandemic’s negative impact on Ciner Wyoming’s financial results, Ciner Wyoming has reprioritized the timing of the significant expenditure items in order to increase financial and liquidity flexibility until it has more clarity and visibility into the ongoing impact of the COVID-19 pandemic on its business. The costs of the expansion project could be higher than expected, or the execution of the project could be substantially delayed, which could materially impact Ciner Wyoming’s profitability and result in a further delay of Ciner Wyoming’s resumption of cash distributions to its members.

As a minority interest owner in Ciner Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. Our partner, Ciner Resources, manages the mining and plant operations. We appoint three of the seven members of the Board of Managers of Ciner Wyoming and have certain limited negative controls relating to the company.

Significant Customers

We have a significant concentration of revenues with Foresight and its subsidiaries, with total revenues of $35.7 million in 2020 from all of their mining operations, including transportation and processing services revenues, coal overriding royalty revenues and wheelage revenues. In June 2020, we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight for calendar years 2020 and 2021. We also have a significant concentration of revenues from Alpha Metallurgical Resources, with total revenues of $33.2 million in 2020 from several different mining operations, including wheelage revenues. For additional information on significant customers, refer to "Item 8. Financial Statements and Supplementary Data—Note 14. Major Customers."
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

Title to Property

We owned substantially all of our coal and aggregates reserves in fee as of December 31, 2020. We lease the remainder from unaffiliated third parties. Ciner Wyoming leases or licenses its trona reserves. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operation of our business.

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

In August 2015, EPA published its final Clean Power Plan ("CPP") Rule, a multi-factor plan designed to cut carbon pollution from existing power plants, including coal-fired power plants. The rule required improving the heat rate of existing coal-fired power plants and substituting lower carbon-emission sources like natural gas and renewables in place of coal. As promulgated, the rule would force many existing coal-fired power plants to incur substantial costs in order to comply or alternatively result in the closure of some of these plants, likely resulting in a material adverse effect on the demand for coal by electric power generators. The rule was being challenged by several states, industry participants and other parties in the United States Court of Appeals for the District of Columbia Circuit. In February 2016, the Supreme Court of the United States stayed the CPP Rule pending a decision by the District of Columbia Circuit as well as any subsequent review by the Supreme Court. In April 2017, the United States Court of Appeals for the District of Columbia Circuit granted EPA’s motion to hold the litigation in abeyance. In December 2017, EPA issued a proposed rule repealing the CPP Rule and issued an Advance Notice of Proposed Rulemaking soliciting information regarding a potential replacement rule to the CPP Rule. In August 2018, EPA formally proposed the Affordable Clean Energy ("ACE") Rule, which would replace the CPP Rule. The ACE Rule contemplates a narrower approach than the CPP Rule, focusing on efficiency improvements at existing power plants and eliminating the CPP Rule’s broader goals that envisioned switches to non-fossil fuel energy sources and the implementation of efficiency measures on demand-side entities, which the EPA now considers beyond the reach of its authority under the Clean Air Act. The ACE Rule would also omit specific numerical emissions targets that had been established under the CPP Rule. The ACE Rule went into effect on September 6, 2019. As a result, the United States Court of Appeals for the District of Columbia Circuit dismissed the pending challenges to the CPP Rule as moot. The ACE Rule was challenged by public health groups, environmental groups, states, municipalities, industry groups, and power providers. The legal challenges were consolidated as American Lung Assoc. v. EPA before the D.C. Circuit Court of Appeals. Dozens of parties and over 170 amici filed briefs on the merits, and oral argument was held before a three-judge panel in October 2020. In January 2021, the D.C. Circuit issued a written opinion holding that the ACE Rule was based on EPA’s “erroneous legal premise” that when it determines the “best system of emission reduction” for existing sources, the Clean Air Act mandates that EPA may only consider emission reduction measures that can be applied at and/or to a stationary source (often referred to as “inside-the-fence” measures). The Court vacated and remanded the rule to EPA for further consideration in light of its opinion, which will now occur under the Biden administration.

In October 2015, EPA published its final rule on performance standards for greenhouse gas emissions from new, modified, and reconstructed electric generating units. The final rule requires new steam generating units to use highly efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology. The final emission standard is less stringent than EPA had originally proposed due to updated cost assumptions, but could still have a material adverse effect on new coal-fired power plants. The final rule has been challenged by several states, industry participants and other parties in the United States Court of Appeals for the District of Columbia Circuit, but is not subject to a stay. In April

2017, the court granted EPA’s motion to hold the litigation in abeyance while EPA reviews the rule. In December 2018, EPA issued a proposed rule revising the best system of emission reduction (“BSER”) for newly constructed coal-fired electric generating units, among other changes, to replace the 2015 rule. In a status report filed with the Court on January 15, 2021, EPA requested that the case remain in abeyance until after the transition to the Biden administration.

President Obama also announced an emission reduction agreement with China’s President Xi Jinping in November 2014. The United States pledged that by 2025 it would cut climate pollution by 26% to 28% from 2005 levels. China pledged it would reach its peak carbon dioxide emissions around 2030 or earlier, and increase its non-fossil fuel share of energy to around 20% by 2030. In December 2015, the United States was one of 196 countries that participated in the Paris Climate Conference, at which the participants agreed to limit their emissions in order to limit global warming to 2°C above pre-industrial levels, with an aspirational goal of 1.5°C. While there is no way to estimate the impact of these climate pledges and agreements, they could ultimately have an adverse effect on the demand for coal, both nationally and internationally, if implemented. In 2019, President Trump withdrew from the Paris Climate Agreement. In January 2021, President Biden announced that the United States is rejoining the Paris Climate Agreement.

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

Water Discharges

Operations conducted on our properties can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for mining operations. The National Pollutant Discharge Elimination System (NPDES) program under Section 402 of the statute is administered by the states or EPA and regulates the concentrations of pollutants in discharges of waste and storm water from a mine site. The Section 404 program is administered by the Army Corps of Engineers and regulates the placement of overburden and fill material into channels, streams and wetlands that comprise “waters of the United States.” The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetlands. The Clean Water Act and its regulations prohibit the unpermitted discharge of pollutants into such waters, including those from a spill or leak. Similarly, Section 404 also prohibits discharges of fill material and certain other activities in waters unless authorized by the issued permit. In June 2015, EPA issued a new rule defining the scope of “Waters of the United States” (WOTUS) that are subject to regulation. The 2015 WOTUS rule was challenged by a number of states and private parties in federal district and circuit courts. In December 2017, EPA and the Corps proposed a rule to repeal the 2015 WOTUS rule and implement the pre-2015 definition. The repeal of the 2015 WOTUS rule took effect in December 2019. In December 2018, EPA and the Corps issued a proposed rule again revising the definition of “Waters of the United States.” The new rule (the Navigable Waters Protection Rule) took effect in June 2020. In most of the pending legal challenges to the 2015 WOTUS rule, the petitioners filed amended complaints to include allegations challenging the 2020 rule. In addition, various industry groups, environmental groups, and states filed new legal challenges to the 2020 rule. Currently, legal challenges to the 2020 rule are pending in at least twelve federal district courts. However, the 2020 rule is currently in effect everywhere in the U.S. except Colorado, where a federal district court issued a preliminary injunction preventing the rule from taking effect. There are motions for preliminary injunctions pending in at least two other courts and cross-motions for summary judgment pending in at least one court.

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

In addition to government action, private citizens’ groups have continued to be active in bringing lawsuits against operators and landowners. Since 2012, several citizen group lawsuits have been filed against mine operators for allegedly violating conditions in their National Pollutant Discharge Elimination System (“NPDES”) permits requiring compliance with West Virginia’s water quality standards. Some of the lawsuits alleged violations of water quality standards for selenium, whereas others alleged that discharges of conductivity and sulfate were causing violations of West Virginia’s narrative water quality standards, which generally prohibit adverse effects to aquatic life. The citizen suit groups have sought penalties as well as injunctive relief that would limit future discharges of selenium, conductivity or sulfate. The federal district court for the Southern District of West Virginia has ruled in favor of the citizen suit groups in multiple suits alleging violations of the water quality standard for selenium and in two suits alleging violations of water quality standards due to discharges of conductivity (one of which was upheld on appeal by the United States Court of Appeals for the Fourth Circuit in January 2017). Additional rulings requiring operators to reduce their discharges of selenium, conductivity or sulfate could result in large treatment expenses for our lessees. In 2015, the West Virginia Legislature enacted certain changes to West Virginia’s NPDES program to expressly prohibit the direct enforcement of water quality standards against permit holders. EPA approved those changes as a program revision effective in March 2019. This approval may prevent future citizen suits alleging violations of water quality standards.

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

Employees and Labor Relations

As of December 31, 2020, affiliates of our general partner employed 54 people who directly supported our operations. None of these employees were subject to a collective bargaining agreement.

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

Because distributions on the common units are dependent on the amount of cash we generate, distributions fluctuate based on our performance. The actual amount of cash that is available to be distributed each quarter depends on numerous factors, some of which are beyond our control and the control of the general partner. Cash distributions are dependent primarily on cash flow, and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits. The actual amount of cash we have to distribute each quarter is reduced by payments in respect of debt service and other contractual obligations, including distributions on the preferred units, fixed charges, maintenance capital expenditures, and reserves for future operating or capital needs that the board of directors may determine are appropriate. We have significant debt service obligations and obligations to pay cash distributions on our preferred units. To the extent our board of directors deems appropriate, it may determine to decrease the amount of the quarterly distribution on our common units or suspend or eliminate the distribution on our common units altogether. In addition, because our unitholders are required to pay income taxes on their respective shares of our taxable income, our unitholders may be required to pay taxes in excess of any future distributions we make. Our unitholders' share of our portfolio income may be taxable to them even though they receive other losses from our activities. See "—Tax Risks to Our Unitholders—Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us. Our unitholders' share of our portfolio income may be taxable to them even though they receive other losses from our activities."

The agreements governing our indebtedness and preferred units restrict our ability to pay distributions on our common and preferred units under certain circumstances. The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Our consolidated leverage ratio has risen since the onset of the COVID-19 pandemic and rose above 3.75x during the third quarter of 2020, and we began paying one-half of the required quarterly distribution in kind through the issuance of additional preferred units (“PIK units”) with respect to such quarter. To the extent our leverage ratio continues to exceed 3.75x, which we expect for the foreseeable future, we will be required to continue to pay one-half of the required preferred distributions in PIK units and will be unable to redeem any PIK units until our consolidated leverage ratio falls below 3.75x. Distributions on the outstanding PIK units will accrue and accumulate at 12% per year until such PIK units are redeemed. Under our partnership agreement, to the extent any PIK units are outstanding at any time after January 1, 2022, we will be prohibited from making any distributions with respect to our common units until we have redeemed all such PIK units in cash.

In addition, Opco’s revolving credit agreement, the indenture governing our 2025 Senior Notes and our partnership agreement each require that we meet certain consolidated leverage tests in order to raise our quarterly distribution on the common units above the current level of $0.45 per quarter. The maximum leverage covenant under Opco’s revolving credit facility will step down permanently from 4.0x to 3.0x if we increase the common unit distribution above the current level of $0.45 per common unit per quarter.

For more information on restrictions on our ability to make distributions on our common units, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net."

Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.

As of December 31, 2020, we and our subsidiaries had approximately $477.9 million of total indebtedness. The terms and conditions governing the indenture for NRP’s 2025 Senior Notes and Opco’s revolving credit facility and senior notes:
•require us to meet certain leverage and interest coverage ratios;

•require us to dedicate a substantial portion of our cash flow from operations to service our existing debt, thereby reducing the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industries in which we operate;
•increase our vulnerability to economic downturns and adverse developments in our business;
•limit our ability to access the bank and capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness;
•place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;
•place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness;
•make it more difficult for us to satisfy our obligations under our debt agreements and increase the risk that we may default on our debt obligations; and
•limit management’s discretion in operating our business.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, including payment of distributions on the preferred units. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, borrow more money, or sell assets or raise equity at unattractive prices, including higher interest rates. We are required to make substantial principal repayments each year in connection with Opco’s senior notes, with approximately $40 million due thereunder during 2021. To the extent we borrow to make some of these payments, we may not be able to refinance these amounts on terms acceptable to us, if at all. We may not be able to refinance our debt, sell assets, borrow more money or access the bank and capital markets on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our debt agreements will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after late 2021. Opco’s revolving credit facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which provide that we will adopt a replacement rate that is broadly accepted by the syndicated loan market. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty establishing a replacement rate under Opco’s revolving credit facility. In the event that we do not determine a replacement rate for LIBOR, in certain circumstances, Eurodollar Loans under Opco’s revolving credit facility may be suspended and converted to ABR Loans, which could bear higher interest rates. If we are unable to negotiate replacement rates on favorable terms, it could adversely affect our business, financial condition and results of operations.  For a description of the interest rate on borrowings under Opco’s revolving credit facility, see “Item 8. Financial Statements and Supplementary Data—Note 11. Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net.”

The ongoing COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and ability to make cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.

The ongoing COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities and global trading markets. Coal markets faced substantial challenges prior to the pandemic, and widespread increases in unemployment and decreases in electricity and steel demand further reduced demand and prices for coal. In addition, demand for and prices of soda ash decreased, as global manufacturing slowed. If the reduced demand for and prices of coal and/or soda ash continue for a prolonged period, our financial condition, results of operations, and cash distributions to unitholders may be materially and adversely affected. Our board of directors determined to suspend cash distributions to our common unitholders with respect to the first quarter of 2020 in order to preserve liquidity due to uncertainties created by the pandemic. To the extent our board of directors deems necessary, it may determine to suspend cash distributions in future quarters as a result of the pandemic. In addition, Ciner Wyoming suspended cash distributions to its members in 2020 due to adverse effects of the pandemic on the global and domestic soda ash markets.
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
Coal prices continue to be volatile and prices could decline substantially from current levels. Production by some of our lessees may not be economic if prices decline further or remain at current levels. The prices our lessees receive for their coal depend upon factors beyond their or our control, including:
•the supply of and demand for domestic and foreign coal;
•domestic and foreign governmental regulations and taxes;
•changes in fuel consumption patterns of electric power generators;
•the price and availability of alternative fuels, especially natural gas;
•global economic conditions, including the strength of the U.S. dollar relative to other currencies;
•global and domestic demand for steel;
•tariff rates on imports and trade disputes, particularly involving the United States and China;
•the availability of, proximity to and capacity of transportation networks and facilities;
•global or national health concerns, including the outbreak of pandemic or contagious disease, such as the ongoing COVID-19 pandemic;
•weather conditions; and
•the effect of worldwide energy conservation measures.

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

To the extent our lessees are unable to economically produce coal over the long term, the carrying value of our reserves could be adversely affected. A long-term asset generally is deemed impaired when the future expected cash flow from its use and disposition is less than its book value. For the year ended December 31, 2020, we recorded impairment charges of approximately $136 million related to properties that we believe our current or future lessees are unable to operate profitably. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on Ciner Wyoming’s ability to resume distributions to its members and on our results of operations.

The market price of soda ash directly affects the profitability of Ciner Wyoming’s soda ash production operations. If the market price for soda ash declines, Ciner Wyoming’s sales will decrease. In 2020, Ciner Wyoming suspended distributions to its members as a result of the adverse impact of the COVID-19 pandemic on global soda ash markets. Historically, the global market and, to a lesser extent, the domestic market for soda ash has been volatile, and those markets are likely to remain volatile in the future. The prices Ciner Wyoming receives for its soda ash depend on numerous factors beyond Ciner Wyoming’s control, including the COVID-19 pandemic, worldwide and regional economic and political conditions impacting supply and demand. In addition, the impact of the Ciner Corporation exit from ANSAC and Ciner Wyoming’s transition to the utilization of Ciner Group’s global distribution network for some of its export operations beginning 2021 could affect prices received for export sales. Glass manufacturers and other industrial customers drive most of the demand for soda ash, and these customers experience significant fluctuations in demand and production costs. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Substantial or extended declines in prices for soda ash could have a material adverse effect on Ciner Wyoming’s ability to resume distributions to its members and on our results of operations.

We derive a large percentage of our revenues and other income from a small number of coal lessees.

Challenges in the coal mining industry have led to significant consolidation activity. We own significant interests in all of Foresight’s mining operations, which accounted for approximately 26% of our total revenues in 2020. Foresight is required to pay us a fixed amount of $42.0 million during 2021. We also own significant interests in several of Alpha Metallurgical Resource's mining operations, which accounted for approximately 24% of our total revenues in 2020. Certain other lessees have made acquisitions over the past few years resulting in their having an increased interest in our coal reserves. Any interruption in these lessees’ ability to make royalty payments to us could have a disproportionate material adverse effect on our business and results of operations.

Bankruptcies in the coal industry, and/or the idling or closure of mines on our properties could have a material adverse effect on our business and results of operations.

The current coal price environment, together with high operating costs and limited access to capital, has caused a number of coal producers to file for protection under bankruptcy laws and/or idle or close mines that they cannot operate profitably. To the extent our leases are accepted or assigned in a bankruptcy process, pre-petition amounts are required to be cured in full, but we may ultimately make concessions in the financial terms of those leases in order for the reorganized company or new lessor to operate profitably going forward. To the extent our leases are rejected, operations on those leases will cease, and we will be unlikely to recover the full amount of our rejection damages claims. More of our lessees may file for bankruptcy in the future, which will create additional uncertainty as to the future of operations on our properties and could have a material adverse effect on our business and results of operations.

Mining operations are subject to operating risks that could result in lower revenues to us.

Our revenues are largely dependent on the level of production of minerals from our properties, and any interruptions to or increases in costs of the production from our properties may reduce our revenues. The level of production and costs thereof are subject to operating conditions or events beyond our or our lessees’ control including:
•difficulties or delays in acquiring necessary permits or mining or surface rights;
•reclamation costs and bonding costs;
•changes or variations in geologic conditions, such as the thickness of the mineral deposits and the amount of rock embedded in or overlying the mineral deposit;
•mining and processing equipment failures and unexpected maintenance problems;
•the availability of equipment or parts and increased costs related thereto;
•the availability of transportation networks and facilities and interruptions due to transportation delays;
•adverse weather and natural disasters, such as heavy rains and flooding;
•labor-related interruptions and trained personnel shortages; and
•mine safety incidents or accidents, including hazardous conditions, roof falls, fires and explosions.

While our lessees maintain insurance coverage, there is no assurance that insurance will be available or cover the costs of these risks. Many of our lessees are experiencing rising costs related to regulatory compliance, insurance coverage, permitting and reclamation bonding, transportation, and labor. Increased costs result in decreased profitability for our lessees and reduce the competitiveness of coal as a fuel source. In addition, we and our lessees may also incur costs and liabilities resulting from third-party claims for damages to property or injury to persons arising from their operations. The occurrence of any of these events or conditions could have a material adverse effect on our business and results of operations.
The adoption of climate change legislation and regulations restricting emissions of greenhouse gases and other hazardous air pollutants have resulted in changes in fuel consumption patterns by electric power generators and a corresponding decrease in coal production by our lessees and reduced coal-related revenues.

Enactment of laws and passage of regulations regarding emissions from the combustion of coal in the United States, and internationally and some of its states or other countries, or other actions to limit such emissions, have resulted in and could continue to result in electricity generators switching from coal to other fuel sources and in coal-fueled power plant closures. Further, regulations regarding new coal-fueled power plants could adversely impact the global demand for coal. The potential financial impact on us of existing and future laws, regulations or other policies will depend upon the degree to which any such laws or regulations force electricity generators to diminish their reliance on coal as a fuel source. The amount of coal consumed for domestic electric power generation is affected primarily by the overall demand for electricity, the price and availability of competing fuels for power plants and environmental and other governmental regulations. We expect that substantially all newly constructed power plants in the United States will be fired by natural gas because of lower construction and compliance costs compared to coal-fired plants and because natural gas is a cleaner burning fuel. The increasingly stringent requirements of rules and regulations promulgated under the federal Clean Air Act have resulted in more electric power generators shifting from coal to natural-gas-fired power plants, or to other alternative energy sources such as solar and wind. These changes have resulted in reduced coal consumption and the production of coal from our properties and are expected to continue to have an adverse effect on our coal-related revenues.

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

Global climate issues continue to attract public and scientific attention. Numerous reports have engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In addition to government regulation of greenhouse gas and other air pollutant emissions, there are ongoing efforts affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and ongoing pressure on lenders to limit funding to companies engaged in the extraction of fossil fuels, such as coal. The impact of such efforts may adversely affect our ability to raise capital. In addition, a number of insurance companies have taken action to limit coverage for companies in the coal industry, which could result in significant increases in our costs of insurance or in our inability to maintain both general liability and director and officer insurance coverage at current levels.

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

We depend on our lessees to effectively manage their operations on our properties. Our lessees make their own business decisions with respect to their operations within the constraints of their leases, including decisions relating to:
•the payment of minimum royalties;
•marketing of the minerals mined;
•mine plans, including the amount to be mined and the method and timing of mining activities;
•processing and blending minerals;
•expansion plans and capital expenditures;
•credit risk of their customers;
•permitting;
•insurance and surety bonding;
•acquisition of surface rights and other mineral estates;
•employee wages;
•transportation arrangements;
•compliance with applicable laws, including environmental laws; and
•mine closure and reclamation.

A failure on the part of one of our lessees to make royalty payments, including minimum royalty payments, could give us the right to terminate the lease, repossess the property and enforce payment obligations under the lease. If we repossessed any of our properties, we would seek a replacement lessee. We might not be able to find a replacement lessee and, if we did, we might not be able to enter into a new lease on favorable terms within a reasonable period of time. In addition, the existing lessee could be subject to bankruptcy proceedings that could further delay the execution of a new lease or the assignment of the existing lease to another operator. If we enter into a new lease, the replacement operator might not achieve the same levels of production or sell minerals at the same price as the lessee it replaced. In addition, it may be difficult for us to secure new or replacement lessees.

We have limited approval rights with respect to the management of our Ciner Wyoming soda ash joint venture, including with respect to cash distributions and capital expenditures. In addition, we are exposed to operating risks that we do not experience in the royalty business through our soda ash joint venture and through our ownership of certain coal transportation assets.

We do not have control over the operations of Ciner Wyoming. We have limited approval rights with respect to Ciner Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures. During 2020, Ciner Wyoming suspended quarterly cash distributions to its members due to adverse developments in the soda ash market resulting from the COVID-19 pandemic. Distributions remain suspended and may continue to be suspended until the soda ash markets improve. In February 2021, Ciner Resources was informed that an event of default currently exists under a loan to certain non-U.S. companies in the global Ciner Group. While the equity interests in Ciner Wyoming and Ciner Resources are not pledged as security for that loan, the equity interests in in Ciner Holding (the sole member of the general partner of Ciner Resources) and in Ciner Corporation (the parent company of Ciner Holding) are pledged as collateral to the lenders under that loan agreement. Accordingly, unless that event of default is cured or otherwise waived by the requisite number of lenders, the lenders could foreclose on the applicable collateral, which would result in a change of control of Ciner Resources. Although such a change of control would not result in an event of default under the Ciner Wyoming credit agreement, any such change in ownership could, among other consequences, have a material adverse effect on Ciner Wyoming’s business, financial condition, results of operations, and on our relationship with our soda ash joint venture operating partner.

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

In July 2020, ANSAC and its members entered into an agreement that, among other things, terminated Ciner Corporation’s membership in ANSAC effective as of December 31, 2020, a year earlier than previously announced. For a limited period after December 31, 2020, Ciner Corporation. will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services. ANSAC has historically been Ciner Wyoming’s largest customer for the years ended December 31, 2020, 2019 and 2018, accounting for approximately 45%, 60% and 52%, respectively, of its net sales. Without the ANSAC membership, there is no assurance that Ciner Wyoming. will be able to retain existing foreign customers or secure new foreign customers or the related logistics arrangements on favorable terms. The costs to transport and market soda ash following the ANSAC exit could be higher than costs associated with sales through ANSAC. As a result Ciner Wyoming’s business, results of operations and financial condition could be adversely affected.

Ciner Wyoming’s deca stockpiles will substantially deplete by 2024, and its production rates will decline approximately 200,000 short tons per year if further investments are not made.

In 2024, Ciner Wyoming’s deca stockpiles will be substantially depleted. Without adding additional capacity, Ciner Wyoming's production rates will decline approximately 200,000 short tons, which would further impact Ciner Wyoming's profitability. While Ciner Wyoming is currently evaluating an expansion project that would offset this decline as well as provide additional soda ash production above current rates, there is no guarantee that any such investments will be executed successfully or in a timely manner to enable Ciner Wyoming to maintain its current rates of production.

Significant delays and/or higher than expected costs associated with Ciner Wyoming’s capacity expansion project could adversely affect Ciner Wyoming’s profitability and ability to resume distributions to us.

In 2019, Ciner Wyoming announced a significant capacity expansion capital project intended to increase production levels to up to 3.5 million tons of soda ash per year. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase overall efficiency, combined with the COVID-19 pandemic’s negative impact on Ciner Wyoming’s financial results, Ciner Wyoming has reprioritized the timing of the significant expenditure items in order to increase financial and liquidity flexibility until it has more clarity and visibility into the ongoing impact of the COVID-19 pandemic on its business. The costs of the expansion project could be higher than expected, or the execution of the project could be substantially delayed, which could materially impact Ciner Wyoming’s profitability and result in a further delay of Ciner Wyoming’s resumption of cash distributions to its members, which in turn could have a material adverse effect on us.

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

In addition, Ciner Wyoming transports its soda ash by rail or truck and ocean vessel. As a result, its business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Ciner Wyoming’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Ciner Wyoming may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces. In addition, rail operations are subject to various risks that may result in a delay or lack of service at Ciner Wyoming’s facility, and alternative methods of transportation are impracticable or cost prohibitive. For the year ended December 31, 2020, Ciner Wyoming shipped approximately 97% of its soda ash from the Green River facility on a single rail line owned and controlled by Union Pacific. Ciner Wyoming’s current transportation contract with Union Pacific expires on December 31, 2021. There can be no assurance that this contract will be renewed on terms favorable to Ciner Wyoming or at all. Any substantial interruption in or increased costs related to the transportation of Ciner Wyoming’s soda ash or the failure to renew the rail contract on favorable terms could have a material adverse effect on our financial condition and results of operations.

Our reserve estimates depend on many assumptions that may be inaccurate, which could materially adversely affect the quantities and value of our reserves. In addition, we expect to cease reporting coal and hard mineral reserves pursuant to new SEC rules that will be effective for us beginning with the year ending December 31, 2021.

Coal, aggregates and industrial minerals reserve engineering requires subjective estimates of underground accumulations of coal, aggregates and industrial minerals, and assumptions and are by nature imprecise. Our reserve estimates may vary substantially from the actual amounts of coal, aggregates and industrial minerals recovered from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to:
•future prices, operating costs, capital expenditures, severance and excise taxes, and development and reclamation costs;
•production levels;

•future technology improvements;
•the effects of regulation by governmental agencies; and
•geologic and mining conditions, which may not be fully identified by available exploration data.

Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and these variations may be material. As a result, undue reliance should not be placed on our reserve data that is included in this report.

In addition, the SEC has adopted new rules to modernize the property disclosure requirements for registrants with significant mining activities, which we will be required to begin to comply with for the fiscal year beginning on January 1, 2021 (reported in the Annual Report on Form 10-K for the year ending December 31, 2021). The new rules contain exceptions that allow royalty companies, such as NRP, to omit information that they lack access to and cannot obtain without incurring an unreasonable burden or expense. As a royalty company, we do not have access to a substantial amount information that will be required to prepare the technical reports used to determine reserves under the new rules, and we will not be able to obtain such information without unreasonable burden or expense. Accordingly, we expect that we will rely on the royalty company exceptions and will therefore cease to report coal and other hard mineral reserves beginning with the year ending December 31, 2021.

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
In addition, the following provisions of our partnership agreement may discourage a person or group from attempting to remove our general partner or otherwise change our management:

•generally, if a person (other than the holders of preferred units) acquires 20% or more of any class of units then outstanding other than from our general partner or its affiliates, the units owned by such person cannot be voted on any matter; and
•our partnership agreement contains limitations upon the ability of unitholders to call meetings or to acquire information about our operations, as well as other limitations upon the unitholders’ ability to influence the manner or direction of management.

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

The preferred units may also be converted into common units under certain circumstances. The number of common units issued in any conversion will be based on the then-current trading price of the common units at the time of conversion. Accordingly, the lower the trading price of our common units at the time of conversion, the greater the number of common units that will be issued upon conversion of the preferred units, which would result in greater dilution to our existing common unitholders. Dilution has the following effects on our common unitholders:
•an existing unitholder’s proportionate ownership interest in NRP will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

In addition, to the extent the preferred units are converted into more than 66 2/3% of our common units, the holders of the preferred will have the right to remove our general partner.

We may issue additional common units or preferred units without common unitholder approval, which would dilute a unitholder’s existing ownership interests.

Our general partner may cause us to issue an unlimited number of common units, without common unitholder approval (subject to applicable New York Stock Exchange ("NYSE") rules). We may also issue at any time an unlimited number of equity securities ranking junior or senior to the common units (including additional preferred units) without common unitholder approval (subject to applicable NYSE rules). In addition, we may issue additional common units upon the exercise of the outstanding warrants held by Blackstone and Goldentree. The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:
•an existing unitholder’s proportionate ownership interest in NRP will decrease;
•the amount of cash available for distribution on each unit may decrease; and
•the relative voting strength of each previously outstanding unit may be diminished; and the market price of the common units may decline.

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

These conflicts may include the following:
•We do not have any employees and we rely solely on employees of affiliates of the general partner;
•under our partnership agreement, we reimburse the general partner for the costs of managing and for operating the partnership;
•the amount of cash expenditures, borrowings and reserves in any quarter may affect cash available to pay quarterly distributions to unitholders;
•the general partner tries to avoid being liable for partnership obligations. The general partner is permitted to protect its assets in this manner by our partnership agreement. Under our partnership agreement the general partner would not breach its fiduciary duty by avoiding liability for partnership obligations even if we can obtain more favorable terms without limiting the general partner’s liability;
•under our partnership agreement, the general partner may pay its affiliates for any services rendered on terms fair and reasonable to us. The general partner may also enter into additional contracts with any of its affiliates on behalf of us. Agreements or contracts between us and our general partner (and its affiliates) are not necessarily the result of arm’s-length negotiations; and
•the general partner would not breach our partnership agreement by exercising its call rights to purchase limited partnership interests or by assigning its call rights to one of its affiliates or to us.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.
In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.
Any modification to the U.S. federal income tax laws and interpretation thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act," discussed below), under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.
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
Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit.
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.
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

General Risks

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
We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber-attacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.
The ongoing COVID-19 pandemic has adversely affected our business and may continue to do so.

The COVID-19 pandemic may also have the effect of heightening many of the other risks described elsewhere in this Item 1A, “Risk Factors.” The extent to which the COVID-19 pandemic adversely affects our business, results of operations, and financial condition will depend on future developments, which remain highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, management believes these ordinary course matters will not have a material effect on our financial position, liquidity or operations.

In November 2019, the District Court of Harris County, Texas, 157th Judicial District, issued a ruling in the contingent consideration payment dispute that Anadarko Holding Company and its subsidiary, Big Island Trona Company (together, "Anadarko") brought against us in July 2017. The Trial Court ruled in our favor in all respects and ordered that Anadarko take nothing. Anadarko did not appeal the trial court ruling, and accordingly this lawsuit was concluded in the first quarter of 2020 with no liability to us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NRP Common Units

Our common units are listed and traded on the NYSE under the symbol "NRP." As of March 8, 2021, there were approximately 10,655 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the securities authorized for issuance under our 2017 Long-Term Incentive Plan at December 31, 2020. The initial number of common units authorized for issuance pursuant to awards under the plan was 800,000.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	415,445 (1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	—	415,445

(1)As of December 31, 2020, 355,362 phantom units were outstanding under the plan. Each phantom unit represents the right to receive one common unit, together with associated distribution equivalent rights.

ITEM 6. SELECTED FINANCIAL DATA

Omitted.

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

Non-GAAP Financial Measures

Distributable Cash Flow

Distributable cash flow ("DCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from asset sales and disposals, including sales of discontinued operations, and return of long-term contract receivables; less maintenance capital expenditures. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to asses our ability to make cash distributions and repay debt.

Free Cash Flow
Free cash flow ("FCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables; less maintenance and expansion capital expenditures and cash flow used in acquisition costs classified as investing or financing activities. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

Cash Flow Cushion
Cash flow cushion represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as investing or financing activities, one-time beneficial items, mandatory Opco debt repayments, preferred unit distributions and redemption of PIK units and common unit distributions. Cash flow cushion is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Cash flow cushion is a supplemental liquidity measure used by our management to assess our ability to make or raise cash distributions to our common and preferred unitholders and our general partner and repay debt or redeem preferred units.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) from continuing operations less equity earnings from unconsolidated investment, net income attributable to non-controlling interest and gain on reserve swap; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income (loss), the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. See "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" included elsewhere in this Annual Report on Form 10-K for a description of Opco’s debt agreements. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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
Soda Ash—consists of our 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Ciner Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.
We expect royalties generated from coal mining operations on our properties and our interest in the Ciner Wyoming soda ash business to generate the substantial majority of our cash flow over the next years. However, over the past year, we have been evaluating our existing portfolio of assets for opportunities to generate alternative sources of revenues without substantial capital investment by us. For example, our surface and mineral acreage owned across the United States may contain geologic formations that are suitable for the long-term sequestration and storage of carbon. To the extent a viable carbon sequestration project is developed on or near our property, we may be able to lease that property as storage in exchange for rent payments. We are also exploring opportunities to lease our surface acreage for renewable energy projects, such as solar arrays and wind farms. In addition, we are assessing our forest timber assets for carbon sequestration project potential whereby we would obtain and sell carbon offset credits in exchange for agreements for long-term forest preservation. There can be no assurance, however, that any of these potential projects will succeed or generate substantial cash flow to NRP.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.

Our financial results by segment for the year ended December 31, 2020 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$129,592	$10,728	$—	$140,320
Net income (loss) from continuing operations	$(40,180)	$10,543	$(55,182)	$(84,819)
Asset impairments	135,885	—	—	135,885
Net income (loss) from continuing operations excluding asset impairments	$95,705	$10,543	$(55,182)	$51,066
Adjusted EBITDA (1)	$104,982	$14,025	$(14,293)	$104,714

Cash flow provided by (used in) continuing operations
Operating activities	$124,737	$14,037	$(51,206)	$87,568
Investing activities	$1,745	$—	$—	$1,745
Financing activities	$—	$—	$(87,788)	$(87,788)
Distributable cash flow (1)	$127,482	$14,037	$(51,206)	$90,248
Free cash flow (1)	$125,859	$14,037	$(51,206)	$88,690
Cash flow cushion (1)	N/A	N/A	N/A	$(739)

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Business Outlook and Quarterly Distributions

The global COVID-19 pandemic has had a significant negative impact on demand for steel, electricity and glass, which translates to lower demand for the coal and soda ash that our properties produce. While demand for metallurgical and thermal coals and soda ash began to rebound during the second half of 2020, prices remain below pre-pandemic levels, and the coal and soda ash markets remain challenged. We are unable to predict the ultimate severity or duration of the COVID-19 pandemic or its impact on our or Ciner Wyoming's business. We ended the year with $199.8 million of liquidity consisting of $99.8 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility and generated $88.7 million of free cash flow during the year ended December 31, 2020. As a result, we believe we have the financial flexibility to navigate the effects of the pandemic on our business. We continue to employ remote work protocols and are conducting business as usual despite the pandemic.

Despite our liquidity level at the end of the year, our consolidated leverage ratio has risen since early 2020 and was 4.6x at December 31, 2020. The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Accordingly, the Board of Directors of our general partner has declared a distribution on our preferred units to be paid one-half in kind through the issuance of additional preferred units (“PIK units”) for the past two quarters. To the extent our leverage ratio continues to exceed 3.75x, which we expect for the foreseeable future, we will be required to continue to pay one-half of the required preferred distributions in kind and will be unable to redeem any PIK units until our consolidated leverage ratio falls below 3.75x. Distributions on the outstanding PIK units will accrue and accumulate at 12% per year until such PIK units are redeemed. In addition, pursuant to the terms of our partnership agreement, to the extent we have any PIK units outstanding after January 1, 2022, we will be prohibited from paying any common unit distributions until the PIK units are redeemed in full.

Future distributions on NRP's common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, covenants in our debt and partnership agreements, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

Coal Royalty and Other Business Segment
Demand for steel and electricity began to rebound in the third quarter and the outlook for our coal businesses has improved, though sales volumes and prices for coal sold from our properties in the fourth quarter remained below pre-pandemic levels. We expect coal markets to remain volatile during 2021, in part as a result of ongoing uncertainties with the COVID-19 pandemic.

Our lessees sold 16.8 million tons of coal from our properties in 2020 and we derived approximately 70% of our coal royalty revenues and approximately 60% of our coal royalty sales volumes from metallurgical coal during the same period. Revenues and other income in 2020 were lower by $87.3 million as compared to the prior year. This decrease is primarily a result of a weakened market for metallurgical coal as compared to the prior year due to a decline in global steel demand. As a result, both sales volumes and prices for metallurgical coal sold were lower in 2020 compared to the prior year. Prices for metallurgical coal have rebounded from the lows seen in the second quarter, but are not currently above pre-pandemic levels.

In addition, weaker domestic and export thermal coal markets compared to the prior year period resulted in lower revenues from our thermal coal properties. Domestic and export thermal coal markets remained challenged by lower utility demand, continued low natural gas prices and the secular shift to renewable energy. Our thermal coal business results are largely dependent on our various lease agreements with Foresight. In June 2020, we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments of $48.75 million in 2020 and $42.0 million in 2021 to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight for calendar years 2020 and 2021. These amendments provide us cash flow certainty for our thermal coal business through 2021. During 2020 we received all of the $48.75 million due to us from Foresight.

Soda Ash Business Segment
Ciner Wyoming has been negatively impacted by the COVID-19 pandemic as lower demand for glass in the global auto, beverage container, and construction industries reduced demand for soda ash. Revenues and other income in 2020 were lower by $36.4 million compared to the prior year primarily due to a combination of lower pricing and volumes sold. However, demand for glass began to rebound in the third quarter and the outlook for our soda ash business has improved. While Ciner Wyoming's business has yet to recover to pre-COVID levels, overall sales volumes increased and overall production volumes increased over second quarter 2020 lows, though global prices remain depressed. While we believe our facility is competitively positioned as one of the lowest cost producers of soda ash in the world, we expect the market to remain volatile as a result of ongoing uncertainties with the COVID-19 pandemic.

In order to have financial flexibility during the COVID-19 pandemic, Ciner Wyoming suspended quarterly distributions in the third quarter of 2020. Ciner Wyoming will continue to evaluate, on a quarterly basis, whether to reinstate the distribution. Ciner Wyoming’s ability to pay future quarterly distributions will be dependent in part on its cash reserves, liquidity, total debt levels and anticipated capital expenditures. When considering the significant investment required by Ciner Wyoming’s previously announced expansion project and the infrastructure improvements designed to increase overall efficiency, combined with the COVID-19 pandemic’s negative impact on Ciner Wyoming’s financial results, Ciner Wyoming has reprioritized the timing of the significant capital expenditure items in order to increase financial and liquidity flexibility until it has more clarity and visibility into the ongoing impact of the COVID-19 pandemic on its business.

Results of Operations

Years Ended December 31, 2020 and 2019 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Year Ended December 31,
Operating Segment (In thousands)	2020	2019	Decrease	Percentage Change
Coal Royalty and Other	$129,592	$216,846	$(87,254)	(40)%
Soda Ash	10,728	47,089	(36,361)	(77)%
Total	$140,320	$263,935	$(123,615)	(47)%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Year Ended December 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2020	2019
Coal sales volumes (tons)
Appalachia
Northern	647	3,460	(2,813)	(81)%
Central	10,111	13,377	(3,266)	(24)%
Southern	889	1,670	(781)	(47)%
Total Appalachia	11,647	18,507	(6,860)	(37)%
Illinois Basin	3,381	2,201	1,180	54%
Northern Powder River Basin	1,738	3,036	(1,298)	(43)%
Total coal sales volumes	16,766	23,744	(6,978)	(29)%

Coal royalty revenue per ton
Appalachia
Northern	$2.36	$1.96	$0.40	20%
Central	4.17	5.53	(1.36)	(25)%
Southern	4.75	6.69	(1.94)	(29)%
Illinois Basin	2.36	4.66	(2.30)	(49)%
Northern Powder River Basin	3.50	2.90	0.60	21%
Combined average coal royalty revenue per ton	3.70	4.67	(0.97)	(21)%

Coal royalty revenues
Appalachia
Northern	$1,526	$6,775	$(5,249)	(77)%
Central	42,207	73,960	(31,753)	(43)%
Southern	4,221	11,169	(6,948)	(62)%
Total Appalachia	47,954	91,904	(43,950)	(48)%
Illinois Basin	7,973	10,255	(2,282)	(22)%
Northern Powder River Basin	6,086	8,809	(2,723)	(31)%
Unadjusted coal royalty revenues	62,013	110,968	(48,955)	(44)%
Coal royalty adjustment for minimum leases (1)	(10,145)	(1,356)	(8,789)	(648)%
Total coal royalty revenues	$51,868	$109,612	$(57,744)	(53)%

Other revenues
Production lease minimum revenues (1)	$21,749	$24,068	$(2,319)	(10)%
Minimum lease straight-line revenues (1)	16,796	14,910	1,886	13%
Property tax revenues	5,786	6,287	(501)	(8)%
Wheelage revenues	7,025	5,880	1,145	19%
Coal overriding royalty revenues	4,977	13,496	(8,519)	(63)%
Lease amendment revenues	3,450	7,991	(4,541)	(57)%
Aggregates royalty revenues	1,717	4,265	(2,548)	(60)%
Oil and gas royalty revenues	5,816	3,031	2,785	92%
Other revenues	982	1,529	(547)	(36)%
Total other revenues	$68,298	$81,457	$(13,159)	(16)%
Coal royalty and other	$120,166	$191,069	$(70,903)	(37)%
Transportation and processing services revenues	8,845	19,279	(10,434)	(54)%
Gain on asset sales and disposals	581	6,498	(5,917)	(91)%
Total Coal Royalty and Other segment revenues and other income	$129,592	$216,846	$(87,254)	(40)%

(1)Effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight Energy Resources LLC ("Foresight") that fixed consideration paid to us over a two-year period.

Coal Royalty Revenues
Total coal royalty revenues decreased $57.7 million from 2019 to 2020 driven by weakened coal markets that resulted in lower coal sales volumes and pricing. The discussion of these decreases by region is as follows:
•Appalachia: Sales volumes decreased 37% and coal royalty revenues decreased $44.0 million primarily due to weakened coal demand compounded by the COVID-19 pandemic.
•Illinois Basin: Sales volumes increased 54% due to increased activity at the Hillsboro and Williamson mines, while coal royalty revenues decreased $2.3 million primarily due to the idling of our Macoupin property. Additionally, during the year ended December 31, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight that fixed consideration paid to us over a two-year period.
•Northern Powder River Basin: Sales volumes decreased 43% and coal royalty revenues decreased $2.7 million primarily due to our lessee mining off of our property in accordance with its mine plan in 2020, partially offset by a 21% increase in sales prices year-over-year.
Other Revenues
Other revenues decreased $13.2 million from 2019 to 2020 primarily due to the following:
•A $8.5 million decrease in coal overriding royalty revenues primarily as a result of production at the Williamson mine moving off of non-NRP owned coal (on which we receive overriding royalties) and back onto NRP-owned coal reserves. As a result, this decrease in coal overriding royalty revenues was offset by an increase in coal royalty revenues; and
•A $4.5 million decrease in lease amendment revenues year-over-year.
Transportation and Processing Services Revenues
Transportation and processing services revenues decreased $10.4 million primarily due to the temporary cessation of production at the Macoupin mine where we own loadout and other transportation assets in addition to decreased production of non-NRP-owned coal at the Williamson mine where we also own loadout and other transportation assets.
Gain on Asset Sales and Disposals
Gain on asset sales and disposals decreased $5.9 million primarily due to the disposal of certain mineral rights assets during the third quarter of 2019.
Soda Ash
Revenues and other income related to our Soda Ash segment decreased $36.4 million primarily due to a combination of lower pricing and volumes sold. Ciner Wyoming was negatively impacted by the COVID-19 pandemic as lower demand for glass in the global auto, beverage container, and construction industries reduced demand for soda ash.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Year Ended December 31,		Decrease	Percentage Change
(In thousands)	2020	2019
Operating expenses
Operating and maintenance expenses	$24,795	$32,738	$(7,943)	(24)%
Depreciation, depletion and amortization	9,198	14,932	(5,734)	(38)%
General and administrative expenses	14,293	16,730	(2,437)	(15)%
Asset impairments	135,885	148,214	(12,329)	(8)%
Total operating expenses	$184,171	$212,614	$(28,443)	(13)%

Other expenses, net
Interest expense, net	$40,968	$47,453	$(6,485)	(14)%
Loss on extinguishment of debt	—	29,282	(29,282)	(100)%
Total other expenses, net	$40,968	$76,735	$(35,767)	(47)%

Total operating expenses decreased by $28.4 million primarily due to the following:
•Asset impairments decreased $12.3 million from 2019 to 2020. Asset impairments in the year ended December 31, 2020 were primarily due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. Asset impairments in the year ended December 31, 2019 primarily resulted from deterioration in thermal coal markets, lessee capital constraints, thermal coal lease terminations, and expectations of further reductions in global and domestic thermal coal demand due to low natural gas prices and continued pressure on the electric power generation industry over emissions and climate change, resulting in reductions in expected cash flows (combination of lower expected coal sales volumes, sales prices, minimums and/or life of mine assumptions) on certain of our mineral rights and intangible assets.
•Operating and maintenance expenses include costs to manage the Coal Royalty and Other and Soda Ash segments and primarily consist of royalty, tax, employee-related and legal costs and bad debt expense. These costs decreased $7.9 million primarily due to a decrease in bad debt expense in addition to lower costs related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). The coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property.
•Depreciation, depletion and amortization expense decreased $5.7 million due to lower coal sales volumes at certain properties.
•General and administrative expenses decreased $2.4 million primarily due to decreased legal expenses year-over-year.
Total other expenses, net decreased $35.8 million primarily due to the following:
•Loss on extinguishment of debt of $29.3 million in 2019 related to the 105.25% premium paid to redeem the 2022 Senior Notes in the second quarter of 2019 as well as the write-off of unamortized debt issuance costs and debt discount related to the 2022 Senior Notes.
•Interest expense, net decreased $6.5 million primarily due to lower debt balances in 2020 as a result of debt repayments made over the past twelve months.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2020
Net income (loss) from continuing operations	$(40,180)	$10,543	$(55,182)	$(84,819)
Less: equity earnings from unconsolidated investment	—	(10,728)	—	(10,728)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	79	—	40,889	40,968
Add: depreciation, depletion and amortization	9,198	—	—	9,198
Add: asset impairments	135,885	—	—	135,885
Adjusted EBITDA	$104,982	$14,025	$(14,293)	$104,714

December 31, 2019
Net income (loss) from continuing operations	$21,211	$46,840	$(93,465)	$(25,414)
Less: equity earnings from unconsolidated investment	—	(47,089)	—	(47,089)
Add: total distributions from unconsolidated investment	—	31,850	—	31,850
Add: interest expense, net	—	—	47,453	47,453
Add: loss on extinguishment of debt	—	—	29,282	29,282
Add: depreciation, depletion and amortization	14,932	—	—	14,932
Add: asset impairments	148,214	—	—	148,214
Adjusted EBITDA	$184,357	$31,601	$(16,730)	$199,228
Adjusted EBITDA decreased $94.5 million primarily due to the following:
•Coal Royalty and Other Segment
◦Adjusted EBITDA decreased $79.4 million primarily as a result of weaker coal markets in the year ended December 31, 2020.
•Soda Ash Segment
◦Adjusted EBITDA decreased $17.6 million as a result of lower cash distributions received from Ciner Wyoming during the year ended December 31, 2020.

Distributable Cash Flow ("DCF"), Free Cash Flow ("FCF") and Cash Flow Cushion (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$124,737	$14,037	$(51,206)	$87,568
Investing activities	1,745	—	—	1,745
Financing activities	—	—	(87,788)	(87,788)

December 31, 2019
Cash flow provided by (used in) continuing operations
Operating activities	$178,863	$31,601	$(73,145)	$137,319
Investing activities	8,221	—	—	8,221
Financing activities	—	—	(253,305)	(253,305)

The following tables reconcile net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF, FCF and cash flow cushion:

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2020
Net cash provided by (used in) operating activities of continuing operations	$124,737	$14,037	$(51,206)	$87,568
Add: proceeds from asset sales and disposals	623	—	—	623
Add: proceeds from sale of discontinued operations	—	—	—	(65)
Add: return of long-term contract receivable	2,122	—	—	2,122
Distributable cash flow	$127,482	$14,037	$(51,206)	$90,248
Less: proceeds from asset sales and disposals	(623)	—	—	(623)
Less: proceeds from sale of discontinued operations	—	—	—	65
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$125,859	$14,037	$(51,206)	$88,690
Less: mandatory Opco debt repayments				(46,176)
Less: preferred unit distributions				(26,363)
Less: common unit distributions				(16,890)
Cash flow cushion				$(739)

	Operating Segments
For the Year Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
December 31, 2019
Net cash provided by (used in) operating activities of continuing operations	$178,863	$31,601	$(73,145)	$137,319
Add: proceeds from asset sales and disposals	6,500	—	—	6,500
Add: proceeds from sale of discontinued operations	—	—	—	(629)
Add: return of long-term contract receivable	1,743	—	—	1,743
Distributable cash flow	$187,106	$31,601	$(73,145)	$144,933
Less: proceeds from asset sales and disposals	(6,500)	—	—	(6,500)
Less: proceeds from sale of discontinued operations	—	—	—	629
Less: expansion capital expenditures	(22)	—	—	(22)
Free cash flow	$180,584	$31,601	$(73,145)	$139,040
Less: mandatory Opco debt repayments				(68,128)
Less: preferred unit distributions				(30,000)
Less: common unit distributions				(33,150)
Cash flow cushion				$7,762

DCF and FCF decreased $54.7 million and $50.4 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF decreased $59.6 million and $54.7 million, respectively, primarily as a result of the weakened coal markets in the year ended December 31, 2020. DCF was also impacted by a $5.9 million decrease in proceeds from asset sales and disposals compared to the year ended December 31, 2019.
•Soda Ash Segment
◦DCF and FCF decreased $17.6 million as a result of lower cash distributions received from Ciner Wyoming during the year ended December 31, 2020.
•Corporate and Financing Segment
◦DCF and FCF increased $21.9 million primarily due to lower cash paid for interest as a result of less debt outstanding in 2020.
Cash flow cushion decreased $8.5 million as a result of the decrease in FCF discussed above, partially offset by a decrease in mandatory Opco debt repayments and lower preferred unit and common unit distributions made during the year ended December 31, 2020.
For discussion of our Results of Operations comparing 2019 to 2018, refer to our 2019 Annual Report on Form 10-K filed February 27, 2020 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2020, we had total liquidity of $199.8 million, consisting of $99.8 million of cash and cash equivalents and $100.0 million in borrowing capacity under our Opco Credit Facility. We have significant debt service obligations, including approximately $40 million of principal repayments on Opco’s senior notes in 2021. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business through the current market environment.
Cash Flows

Years Ended December 31, 2020 and 2019 Compared

Cash flows provided by operating activities decreased $48.0 million, from $137.3 million in the year ended December 31, 2019 to $89.3 million in the year ended December 31, 2020 primarily related to lower operating cash flow as a result of the weakened coal markets in addition to lower cash distributions received from Ciner Wyoming in 2020, partially offset by less cash paid for interest in 2020 due to less debt outstanding.

Cash flows provided by investing activities decreased $5.9 million, from $7.6 million in the year ended December 31, 2019 to $1.7 million in the year ended December 31, 2020 primarily due to a $5.9 million decrease in proceeds from asset sales and disposals year-over-year.

Cash flows used in financing activities decreased $163.2 million, from $252.7 million in the year ended December 31, 2019 to $89.4 million in the year ended December 31, 2020 primarily due to the following:
•$345.6 million used for the redemption of our 2022 Senior Notes in the second quarter of 2019;
•The $49.3 million prepayment of our Opco Senior Notes in the first quarter of 2019 made using proceeds from the sale of our construction aggregates business;
•$26.4 million in debt issuance costs and other primarily in 2019 primarily related to the 2019 debt refinancings;
•$16.3 million in lower common unit distributions in the year ended December 31, 2020 as a result of the special common unit distribution paid in 2019 to cover common unitholders' tax liability resulting from the sale of NRP's construction aggregates business in December 2018, and the suspension of the distribution on NRP's common units with respect to the first quarter of 2020.
•$3.6 million in lower preferred unit distributions in the year ended December 31, 2020 as a result of paying half of the distribution in kind through the issuance of additional preferred units during the fourth quarter of 2020.
These increases in cash flows used in financing activities were partially offset by the following:
•$300 million provided by the issuance of the 2025 Senior Notes in the second quarter of 2019.
For discussion of our Cash Flows comparing 2019 to 2018, refer to our 2019 Annual Report on Form 10-K filed February 27, 2020 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of December 31, 2020 and 2019:

	December 31,
(In thousands)	2020	2019
Current portion of long-term debt, net	$39,055	$45,776
Long-term debt, net	432,444	470,422
Total debt, net	$471,499	$516,198

We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in this Annual Report on Form 10-K.
Debt Obligations

The following table reflects our long-term, non-cancelable debt obligations as of December 31, 2020:

	Payments Due by Period
Debt Obligations (In thousands)	Total	2021	2022	2023	2024	2025	Thereafter
NRP:
Debt principal payments (1)	$300,000	$—	$—	$—	$—	$300,000	$—
Debt interest payments (1)	123,188	27,375	27,375	27,375	27,375	13,688	—
Opco:
Debt principal payments (including current maturities) (2)	177,880	39,396	39,396	39,396	31,028	14,332	14,332
Debt interest payments (3)	27,418	9,868	7,631	5,020	2,724	1,450	725
Total	$628,486	$76,639	$74,402	$71,791	$61,127	$329,470	$15,057

(1)The amounts indicated in the table include principal and interest due on NRP’s 2025 Senior Notes.
(2)The amounts indicated in the table include principal due on Opco’s senior notes.
(3)The amounts indicated in the table include interest due on Opco’s senior notes and the 0.50% annual commitment fee on the unused portion of the Opco Credit Facility, which matures in April 2023. At December 31, 2020 we did not have any borrowings outstanding under the Opco Credit Facility and had $100 million in available borrowing capacity.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on operations for the years ended December 31, 2020, 2019 and 2018.

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
As a result of this evaluation, revenue recognition from our royalty-based leases is based on either production or minimum payments as follows:
•Production Leases: Leases for which we expect that consideration from production will be greater than consideration from minimums over the lease term. Revenue recognition for these leases is recognized over time based on production as coal royalty revenues or aggregates royalty revenues, as applicable. Deferred revenue from minimums is recognized as royalty revenues when recoupment occurs or as production lease minimum revenues when the recoupment period expires. In addition, we recognize breakage revenue from minimums when we determine that recoupment is remote. This breakage revenue is included in production lease minimum revenues.
•Minimum Leases: Leases for which we expect that consideration from minimums will be greater than consideration from production over the lease term. Revenue recognition for these leases is recognized straight-line over the lease term based on the minimum consideration amount as minimum lease straight-line revenues.
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
Asset Impairment

We have developed procedures to evaluate our long-lived assets, including intangible assets, for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the asset's net book value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flow compared to the asset's net book value. We believe our estimates of cash flows and discount rates are consistent with those of principal market participants.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company for the year ended December 31, 2020, we are not required to include this disclosure in our 2020 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Natural Resource Partners L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Ciner Wyoming LLC (Ciner Wyoming), a limited liability company in which the Partnership has a 49% interest. In the consolidated financial statements, the Partnership’s investment in Ciner Wyoming is stated at $263 million and $263 million as of December 31, 2020 and 2019, respectively, and the Partnership’s equity in the net income of Ciner Wyoming is stated at $11 million in 2020, $47 million in 2019 and $48 million in 2018. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ciner Wyoming, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment Assessment of Mineral Rights and Intangible Assets

Description of the Matter	At December 31, 2020, the Partnership's Mineral Rights, net and Intangible assets, net totaled a combined $478 million. During 2020, the Partnership recorded $136 million of mineral rights impairment expense. As more fully described in Note 2 to the consolidated financial statements, the Partnership evaluates its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable ("triggering events"). If deemed to be impaired, impairment is measured based on the estimated fair value, usually determined using the present value of projected future cash flows, compared to the asset’s book value.

Auditing the Partnership's impairment assessment involved our subjective judgment because, in determining the fair value of assets, management uses estimates that include, among others, assumptions about forecasted coal and aggregates prices and future production using mineral reserve or other relevant information reported by the third-party mine operators. Significant uncertainty exists with these assumptions, given the long term nature of the forecast period and estimation of future market prices.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s impairment review process, including the processes to determine the fair value of the asset groups. This included evaluating controls over the Partnership's budgetary and forecasting process used to develop the estimated future cash flows. We also tested controls over management's review of the data used in the impairment analysis and review of the significant assumptions such as forecasted production and pricing.

To test the estimated fair value of the assets, we performed audit procedures that included, among others, assessing methodologies and testing significant assumptions. We compared forecasted coal and aggregates prices to available market information and compared royalty rate inputs to customer contracts. We tested production estimates through corroborating reserve information and mining plans to available third-party mine operators or publicly available information. We considered possible contradictory information by comparing to historical results and projections utilized in other management analyses for going concern and estimated credit losses.

 /s/    Ernst & Young LLP

We have served as the Partnership’s auditor since 2002.

Houston, Texas
March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Ciner Wyoming LLC
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ciner Wyoming LLC (the "Company") as of December 31, 2020 and 2019, the related statements of operations and comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes that are included in Exhibit 99.1 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Agreements and Transactions with Affiliates – Refer to Notes 1, 2, 8, 12, and 13 to the financial statements

Critical Audit Matter Description

The Company is a subsidiary in a global group structure and agreements directly between the Company and other affiliates, or indirectly between affiliates that the Company does not control, can have a significant impact on recorded amounts or disclosures in the Company's financial statements, including any commitments and contingencies between the Company and affiliates or, potentially, third parties. Performing audit procedures to evaluate the Company’s identification of upstream affiliate relationships, transactions, and commitments and contingencies outside of the U.S. and the impact of such matters on the financial statements represents a critical audit matter because of the increased auditor judgment necessary to perform audit procedures related to these matters and evaluate the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s identification of upstream affiliate relationships, transactions, and commitments and contingencies outside of the U.S. and the impact of such matters on the financial statements included the following, among others:

•We tested the effectiveness of controls over the Company’s affiliate process, including controls over the identification of the Company’s affiliate relationships, transactions, and commitments and contingencies outside of the U.S.
•We read publicly available financial filings and news sources related to the Company and its affiliates outside of the U.S. and listened to the parent company (Ciner Resources LP) quarterly investor relations calls for information related to potential new affiliates and transactions between the Company and affiliates.
•We inspected director and executive officer questionnaires from the parent company directors and officers to identify any affiliate matters.
•We searched the general ledger for potential transactions with affiliates.
•We read significant new or amended agreements and contracts of the Company to identify new affiliate relationships, transactions, or commitments and contingencies, and evaluated management’s analyses regarding the accounting and disclosure of such arrangements.
•We inquired of executive officers, key members of management, and the Board of Managers regarding affiliate relationships, transactions and commitments and contingencies.
•We confirmed with the ultimate parent company that the affiliate relationships, transactions, and commitments and contingencies identified and disclosed by the Company were complete.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2021

We have served as the Company’s auditor since 2008.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except unit data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$99,790	$98,265
Accounts receivable, net	12,322	30,869
Other current assets, net	5,080	1,244
Current assets of discontinued operations	—	1,706
Total current assets	$117,192	$132,084
Land	24,008	24,008
Mineral rights, net	460,373	605,096
Intangible assets, net	17,459	17,687
Equity in unconsolidated investment	262,514	263,080
Long-term contract receivable, net	33,264	36,963
Other long-term assets, net	7,067	6,989
Total assets	$921,877	$1,085,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,385	$1,179
Accrued liabilities	7,733	8,764
Accrued interest	1,714	2,316
Current portion of deferred revenue	11,485	4,608
Current portion of long-term debt, net	39,055	45,776
Current liabilities of discontinued operations	—	65
Total current liabilities	$61,372	$62,708
Deferred revenue	50,069	47,213
Long-term debt, net	432,444	470,422
Other non-current liabilities	5,131	4,949
Total liabilities	$549,016	$585,292
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (253,750 and 250,000 units issued and outstanding at December 31, 2020 and 2019, respectively, at $1,000 par value per unit; liquidation preference of $1,700 per unit and $1,500 per unit at December 31, 2020 and 2019, respectively)	$168,337	$164,587
Partners’ capital
Common unitholders’ interest (12,261,199 units issued and outstanding at December 31, 2020 and 2019)	$136,927	$271,471
General partner’s interest	459	3,270
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive income (loss)	322	(2,594)
Total partners’ capital	$204,524	$338,963
Non-controlling interest	—	(2,935)
Total capital	$204,524	$336,028
Total liabilities and capital	$921,877	$1,085,907

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In thousands, except per unit data)	2020	2019	2018
Revenues and other income
Coal royalty and other	$120,166	$191,069	$178,878
Transportation and processing services	8,845	19,279	23,887
Equity in earnings of Ciner Wyoming	10,728	47,089	48,306
Gain on litigation settlement	—	—	25,000
Gain on asset sales and disposals	581	6,498	2,441
Total revenues and other income	$140,320	$263,935	$278,512

Operating expenses
Operating and maintenance expenses	$24,795	$32,738	$29,509
Depreciation, depletion and amortization	9,198	14,932	21,689
General and administrative expenses	14,293	16,730	16,496
Asset impairments	135,885	148,214	18,280
Total operating expenses	$184,171	$212,614	$85,974

Income (loss) from operations	$(43,851)	$51,321	$192,538

Other expenses, net
Interest expense, net	$(40,968)	$(47,453)	$(70,178)
Loss on extinguishment of debt	—	(29,282)	—
Total other expenses, net	$(40,968)	$(76,735)	$(70,178)

Net income (loss) from continuing operations	$(84,819)	$(25,414)	$122,360
Income from discontinued operations (see Note 20)	—	956	17,687
Net income (loss)	$(84,819)	$(24,458)	$140,047
Net income attributable to non-controlling interest	—	—	(510)
Net income (loss) attributable to NRP	$(84,819)	$(24,458)	$139,537
Less: income attributable to preferred unitholders	(30,225)	(30,000)	(30,000)
Net income (loss) attributable to common unitholders and the general partner	$(115,044)	$(54,458)	$109,537

Net income (loss) attributable to common unitholders	$(112,743)	$(53,369)	$107,346
Net income (loss) attributable to the general partner	(2,301)	(1,089)	2,191

Income (loss) from continuing operations per common unit (see Note 6)
Basic	$(9.20)	$(4.43)	$7.35
Diluted	(9.20)	(4.43)	5.90

Net income (loss) per common unit (see Note 6)
Basic	$(9.20)	$(4.35)	$8.77
Diluted	(9.20)	(4.35)	6.76

Net income (loss)	$(84,819)	$(24,458)	$140,047
Comprehensive income (loss) from unconsolidated investment and other	2,916	868	(149)
Comprehensive income (loss)	$(81,903)	$(23,590)	$139,898
Comprehensive income attributable to non-controlling interest	—	—	(510)
Comprehensive income (loss) attributable to NRP	$(81,903)	$(23,590)	$139,388

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income (Loss)	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2017	12,232	$199,851	$1,857	$66,816	$(3,313)	$265,211	$(3,394)	$261,817
Cumulative effect of adoption of accounting standard	—	69,057	1,409	—	—	70,466	—	70,466
Net income (1)	—	136,746	2,791	—	—	139,537	510	140,047
Distributions to common unitholders and general partner	—	(22,036)	(450)	—	—	(22,486)	—	(22,486)
Distributions to preferred unitholders	—	(29,660)	(605)	—	—	(30,265)	—	(30,265)
Issuance of unit-based awards	17	546	—	—	—	546	—	546
Unit-based awards amortization and vesting	—	560	—	—	—	560	—	560
Comprehensive income (loss) from unconsolidated investment and other	—	49	12	—	(149)	(88)	(51)	(139)
Balance at December 31, 2018	12,249	$355,113	$5,014	$66,816	$(3,462)	$423,481	$(2,935)	$420,546
Net loss (1)	—	(23,969)	(489)	—	—	(24,458)	—	(24,458)
Distributions to common unitholders and general partner	—	(32,487)	(663)	—	—	(33,150)	—	(33,150)
Distributions to preferred unitholders	—	(29,400)	(600)	—	—	(30,000)	—	(30,000)
Issuance of unit-based awards	12	486	—	—	—	486	—	486
Unit-based awards amortization and vesting	—	1,804	—	—	—	1,804	—	1,804
Comprehensive income (loss) from unconsolidated investment and other	—	(76)	8	—	868	800	—	800
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard (See Note 18)	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net loss (2)	—	(83,123)	(1,696)	—	—	(84,819)	—	(84,819)
Distributions to common unitholders and general partner	—	(16,552)	(338)	—	—	(16,890)	—	(16,890)
Distributions to preferred unitholders	—	(29,511)	(602)	—	—	(30,113)	—	(30,113)
Acquisition of non-controlling interest in BRP	—	(4,747)	(97)	—	—	(4,844)	2,935	(1,909)
Issuance of unit-based awards	—	—	—	—	—	—	—	—
Unit-based awards amortization and vesting	—	3,222	—	—	—	3,222	—	3,222
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,916	2,916	—	2,916
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524	$—	$204,524

(1)Net income (loss) includes $30.0 million of income attributable to preferred unitholders that accumulated during the period, of which $29.4 million is allocated to the common unitholders and $0.6 million is allocated to the general partner.
(2)Net loss includes $30.2 million of income attributable to preferred unitholders that accumulated during the period, of which $29.6 million is allocated to the common unitholders and $0.6 million is allocated to the general partner.
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(84,819)	$(24,458)	$140,047
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	9,198	14,932	21,689
Distributions from unconsolidated investment	14,210	31,850	44,453
Equity earnings from unconsolidated investment	(10,728)	(47,089)	(48,306)
Gain on asset sales and disposals	(581)	(6,498)	(2,441)
Loss on extinguishment of debt	—	29,282	—
Income from discontinued operations	—	(956)	(17,687)
Asset impairments	135,885	148,214	18,280
Bad debt expense	4,001	7,462	(62)
Unit-based compensation expense	3,570	2,361	1,434
Amortization of debt issuance costs and other	1,323	3,687	7,133
Change in operating assets and liabilities:
Accounts receivable	12,853	(6,035)	(6,062)
Accounts payable	207	(1,234)	1,138
Accrued liabilities	(2,205)	(3,656)	19
Accrued interest	(602)	(12,029)	(1,138)
Deferred revenue	9,733	(732)	19,465
Other items, net	(4,477)	2,218	320
Net cash provided by operating activities of continuing operations	$87,568	$137,319	$178,282
Net cash provided by (used in) operating activities of discontinued operations	1,706	(8)	10,641
Net cash provided by operating activities	$89,274	$137,311	$188,923

Cash flows from investing activities
Distributions from unconsolidated investment in excess of cumulative earnings	$—	$—	$2,097
Proceeds from asset sales and disposals	623	6,500	2,449
Return of long-term contract receivable	2,122	1,743	3,061
Acquisition of non-controlling interest in BRP	(1,000)	—	—
Acquisition of mineral rights	—	(22)	—
Net cash provided by investing activities of continuing operations	$1,745	$8,221	$7,607
Net cash provided by (used in) investing activities of discontinued operations	(65)	(629)	183,021
Net cash provided by investing activities	$1,680	$7,592	$190,628

Cash flows from financing activities
Debt borrowings	$—	$300,000	$35,000
Debt repayments	(46,176)	(463,082)	(175,706)
Redemption of preferred units paid-in-kind	—	—	(8,844)
Distributions to common unitholders and general partner	(16,890)	(33,150)	(22,486)
Distributions to preferred unitholders	(26,363)	(30,000)	(30,265)
Contributions from (to) discontinued operations	1,641	(637)	195,690
Debt issuance costs and other	—	(26,436)	(228)
Net cash used in financing activities of continuing operations	$(87,788)	$(253,305)	$(6,839)
Net cash provided by (used in) financing activities of discontinued operations	(1,641)	637	(196,509)
Net cash used in financing activities	$(89,429)	$(252,668)	$(203,348)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Net increase (decrease) in cash and cash equivalents	$1,525	$(107,765)	$176,203

Cash and cash equivalents of continuing operations at beginning of period	$98,265	$206,030	$26,980
Cash and cash equivalents of discontinued operations at beginning of period	—	—	2,847
Cash and cash equivalents at beginning of period	$98,265	$206,030	$29,827

Cash and cash equivalents of continuing operations at end of period	$99,790	$98,265	$206,030
Less: cash and cash equivalents of discontinued operations at end of period	—	—	—
Cash and cash equivalents at end of period	$99,790	$98,265	$206,030

Supplemental cash flow information:
Cash paid during the period for interest	$39,830	$58,597	$64,991
Non-cash investing and financing activities:
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$970	$—	$—
Preferred unit distributions paid-in-kind	3,750	—	—

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

Fair Value

The Partnership discloses certain assets and liabilities using fair value as defined by authoritative guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 12. Fair Value Measurements for further details.
There are three levels of inputs that may be used to measure fair value:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial assets and liabilities whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Cash and Cash Equivalents
The Partnership considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents
Allowance for Doubtful Accounts

The Partnership records an allowance for doubtful accounts for its accounts receivable and notes receivable comprised of estimated credit risk and non-credit risk (e.g., legal disputes) losses. Receivables are written off when collection efforts are exhausted and future recovery is doubtful. Beginning January 1, 2020 upon adoption of ASU No. 2016-13, the Partnership includes an allowance for current expected credit losses ("CECL") on its financial assets based on the loss-rate method. NRP assesses the likelihood of collection of its receivables utilizing historical loss rates, current market conditions that include the estimated impact of the global COVID-19 pandemic, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. See Note 18. Credit Losses for more information. The total allowance related to accounts receivables included in accounts receivables, net on the Partnership's Consolidated Balance Sheets was $1.7 million and $0.4 million at December 31, 2020 and 2019, respectively. The total allowance related to short-term notes receivables included in other current assets, net on the Partnership's Consolidated Balance Sheets was $0.6 million and $1.2 million at December 31, 2020 and 2019, respectively. The total allowance related to the Partnership's long-term financing receivable included in long-term contract receivable, net on the Consolidated Balance Sheets was $1.6 million at December 31, 2020. The Partnership recorded bad debt expense of $4.0 million, $7.5 million and $(0.1) million included in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Asset Impairment

The Partnership has developed procedures to evaluate its long-lived assets, including intangible assets, for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the asset's net book value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flows compared to the asset's net book value. The Partnership believes its estimates of cash flows and discount rates are consistent with those of principal market participants.

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

Accrued Liabilities

Included in accrued liabilities on the Partnership's Consolidated Balance Sheets at December 31, 2020 were $3.7 million of accrued employee costs and $4.0 million of other accrued liabilities, which primarily includes property taxes. These amounts were $3.7 million and $5.0 million of accrued employee costs and other accrued liabilities, respectively, at December 31, 2019. Other accrued liabilities at December 31, 2019 primarily included property taxes and disputed well liabilities.

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
The Partnership has defined its coal and aggregates royalty lease performance obligation as providing the lessee the right to mine and sell its coal or aggregates over the lease term. NRP then evaluated the likelihood that consideration it expected to receive from its lessees resulting from production would exceed consideration expected to be received from minimum payments over the lease term.
As a result of this evaluation, revenue recognition from the Partnership's royalty-based leases is based on either production or minimum payments as follows:
•Production Leases: Leases for which the Partnership expects that consideration from production will be greater than consideration from minimums over the lease term. Revenue recognition for these leases is recognized over time based on production as coal royalty revenues or aggregates royalty revenues, as applicable. Deferred revenue from minimums is recognized as royalty revenues when recoupment occurs or as production lease minimum revenues when the recoupment period expires. In addition, NRP recognizes breakage revenue from minimums when NRP determines that recoupment is remote. This breakage revenue is included in production lease minimum revenues.
•Minimum Leases: Leases for which the Partnership expects that consideration from minimums will be greater than consideration from production over the lease term. Revenue recognition for these leases is recognized straight-line over the lease term based on the minimum consideration amount as minimum lease straight-line revenues.
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
Unit-Based Compensation

The Partnership has awarded unit-based compensation in the form of equity-based awards and phantom units. Compensation cost is measured at the grant date for equity-classified awards and remeasured each reporting period for liability-classified awards based on the fair value of an award and is recognized over the service period, which is generally the vesting period. Forfeitures are recognized as they occur. Unit-based compensation expense for all awards is recognized in general and administrative expenses and operating and maintenance expenses on the Consolidated Statements of Comprehensive Income (Loss). See Note 16. Unit-Based Compensation for more information.

Deferred Financing Costs

Deferred financing costs consist of legal and other costs related to the issuance of the Partnership’s debt. These costs are amortized over the term of the respective line-of-credit or debt arrangements. Deferred financing costs related to the Partnership's revolving credit facility are included in other long-term assets, net on the Partnership's Consolidated Balance Sheets. Deferred financing costs related to the Partnership's note agreements are included as a direct deduction from the carrying amount of the debt liability in current portion of long-term debt, net or long-term debt, net on the Partnership's Consolidated Balance Sheets.

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

Recently Adopted Accounting Standards

Credit Losses
On January 1, 2020, the Partnership adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), and all the related amendments ("the new credit loss standard"). The Partnership recognized a $3.9 million cumulative effect of adoption in the opening balance of partners' capital on January 1, 2020 as a result of the adoption of the new credit loss standard. The new standard replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. See Note 18. Credit Losses for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Revenues from Contracts with Customers
The following table represents the Partnership's Coal Royalty and Other segment revenues by major source:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Coal royalty revenues	$51,868	$109,612	$129,341
Production lease minimum revenues	21,749	24,068	8,207
Minimum lease straight-line revenues	16,796	14,910	2,362
Property tax revenues	5,786	6,287	5,422
Wheelage revenues	7,025	5,880	6,484
Coal overriding royalty revenues	4,977	13,496	13,878
Lease amendment revenues	3,450	7,991	—
Aggregates royalty revenues	1,717	4,265	4,739
Oil and gas royalty revenues	5,816	3,031	6,608
Other revenues	982	1,529	1,837
Coal royalty and other revenues	$120,166	$191,069	$178,878
Transportation and processing services revenues (1)	8,845	19,279	23,887
Total coal royalty and other segment revenues	$129,011	$210,348	$202,765

(1)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $5.0 million, $9.6 million and $13.2 million for the year ended December 31, 2020, 2019 and 2018, respectively. The remaining transportation and processing services revenues of $3.8 million, $9.7 million and $10.7 million for the year ended December 31, 2020, 2019 and 2018, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 17. Financing Transaction for more information.
The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	December 31,
(In thousands)	2020	2019
Receivables
Accounts receivable, net	$10,193	$27,915
Other current assets, net (1)	3,307	90
Other long-term assets, net (2)	525	—

Contract liabilities
Current portion of deferred revenue	$11,485	$4,608
Deferred revenue	50,069	47,213

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at end of prior period (current and non-current)	$51,821	$52,553	$100,605
Cumulative adjustment for change in accounting principle	—	—	(65,591)
Balance at beginning of period (current and non-current)	$51,821	$52,553	$35,014
Increase due to minimums and lease amendment fees	41,557	47,038	37,781
Recognition of previously deferred revenue	(31,824)	(47,770)	(20,242)
Balance at end of period (current and non-current)	$61,554	$51,821	$52,553

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows as of December 31, 2020 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments (2)
0 - 5 years	4.4	$13,349
5 - 10 years	5.4	8,022
10+ years	13.7	30,130
Total	9.6	$51,501

(1)Lease term does not include renewal periods.
(2)Annual minimum payments do not include $19.3 million of the $40.0 million of annual fixed consideration owed to NRP in 2021 resulting from contract modifications entered into during the second quarter of 2020. Additionally, $5.0 million of this remaining $19.3 million relates to a coal infrastructure lease that is accounted for as a financing transaction. See Note 17. Financing Transaction for additional information.

4. Class A Convertible Preferred Units and Warrants

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Activity related to the preferred units is as follows:

(In thousands, except unit data)	Units Outstanding	Financial Position
Balance at December 31, 2017	258,844	$173,431
Redemption of PIK units	(8,844)	(8,844)
Balance at December 31, 2018 and 2019	250,000	$164,587
Distribution paid-in-kind	3,750	3,750
Balance at December 31, 2020	$253,750	$168,337

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

Certain embedded features within the preferred unit and warrant purchase agreement are accounted for at fair value and are remeasured each quarter. See Note 12. Fair Value Measurements for further information regarding valuation of these embedded derivatives.

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

Income (loss) available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income (loss) available to common unitholders and the general partner by $30.2 million during the year ended December 31, 2020 and $30.0 million during the years ended December 31, 2019 and 2018 as a result of accumulated preferred unit distributions earned during the period. In May 2020, the Partnership paid in kind one-

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

half of the preferred unit distribution related to the three months ended March 31, 2020. In June 2020, the Partnership redeemed all of the outstanding preferred units paid in kind. Additionally, in November 2020, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended September 30, 2020. During the three months ended March 31, 2018, the Partnership redeemed all of the outstanding PIK units related to the year ended December 31, 2017, which resulted in an $8.8 million cash payment during the year ended December 31, 2018. This $8.8 million cash payment is not included in the table below.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the years ended December 31, 2020, 2019 and 2018, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500
May 2020	January 1 - March 31, 2020	—	—	15.00	3,750
June 2020 (2)	January 1 - March 31, 2020	—	—	15.45	3,863
August 2020	April 1 - June 30, 2020	0.45	5,630	30.00	7,500
November 2020	July 1 - September 30, 2020	0.45	5,630	15.00	3,750

2019
February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500
May 2019	January 1 - March 31, 2019	0.45	5,630	30.00	7,500
May 2019 (3)	Special Distribution	0.85	10,635	—	—
August 2019	April 1 - June 30, 2019	0.45	5,630	30.00	7,500
November 2019	July 1 - September 30, 2019	0.45	5,630	30.00	7,500

2018
February 2018	October 1 - December 31, 2017	$0.45	$5,617	$30.00	$7,765
May 2018	January 1 - March 31, 2018	0.45	5,623	30.00	7,500
August 2018	April 1 - June 30, 2018	0.45	5,623	30.00	7,500
November 2018	July 1 - September 30, 2018	0.45	5,623	30.00	7,500

(1)Total common unit distribution includes the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)Redemption of preferred units paid in kind plus accrued interest.
(3)Special distribution was made to cover the common unitholders' tax liability resulting from the sale of NRP's construction aggregates business in December 2018.

6. Net Income (Loss) Per Common Unit

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

for purposes of the if-converted calculation. The calculation of diluted net loss per common unit for the years ended December 31, 2020 and 2019 do not include the assumed conversion of the preferred units because the impact would have been anti-dilutive. The calculation of diluted net income per common unit for the year ended December 31, 2018 includes the assumed conversion of the preferred units.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. Due to NRP's net loss during the years ended December 31, 2020 and 2019, the dilutive effect of the warrants were not included as the impact would have been anti-dilutive. The calculation of the dilutive effect of the warrants for the year ended December 31, 2018 included the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 but did not include the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.
The following tables reconcile the numerators and denominators of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	For the Year Ended December 31,
(In thousands, except per unit data)	2020	2019	2018
Allocation of net income (loss)
Net income (loss) from continuing operations	$(84,819)	$(25,414)	$122,360
Less: net income attributable to non-controlling interest	—	—	(510)
Less: income attributable to preferred unitholders	(30,225)	(30,000)	(30,000)
Net income (loss) from continuing operations attributable to common unitholders and the general partner	$(115,044)	$(55,414)	$91,850
Add (less): net loss (income) from continuing operations attributable to the general partner	2,301	1,108	(1,837)
Net income (loss) from continuing operations attributable to common unitholders	$(112,743)	$(54,306)	$90,013

Net income from discontinued operations	$—	$956	$17,687
Less: net income from discontinued operations attributable to the general partner	—	(19)	(354)
Net income from discontinued operations attributable to common unitholders	$—	$937	$17,333

Net income (loss)	$(84,819)	$(24,458)	$140,047
Less: net income attributable to non-controlling interest	—	—	(510)
Less: income attributable to preferred unitholders	(30,225)	(30,000)	(30,000)
Net income (loss) attributable to common unitholders and the general partner	$(115,044)	$(54,458)	$109,537
Add (less): net loss (income) attributable to the general partner	2,301	1,089	(2,191)
Net income (loss) attributable to common unitholders	$(112,743)	$(53,369)	$107,346

Basic income (loss) per common unit
Weighted average common units—basic	12,261	12,260	12,244
Basic net income (loss) from continuing operations per common unit	$(9.20)	$(4.43)	$7.35
Basic net income from discontinued operations per common unit	$—	$0.08	$1.42
Basic net income (loss) per common unit	$(9.20)	$(4.35)	$8.77

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the Year Ended December 31,
(In thousands, except per unit data)	2020	2019	2018
Diluted income (loss) per common unit
Weighted average common units—basic	12,261	12,260	12,244
Plus: dilutive effect of preferred units	—	—	7,479
Plus: dilutive effect of warrants	—	—	511
Plus: dilutive effect of unvested unit-based awards	—	—	—
Weighted average common units—diluted	12,261	12,260	20,234

Net income (loss) from continuing operations	$(84,819)	$(25,414)	$122,360
Less: net income attributable to non-controlling interest	—	—	(510)
Less: income attributable to preferred unitholders	(30,225)	(30,000)	—
Diluted net income (loss) from continuing operations attributable to common unitholders and the general partner	$(115,044)	$(55,414)	$121,850
Add (less): net loss (income) from continuing operations attributable to the general partner	2,301	1,108	(2,437)
Diluted net income (loss) from continuing operations attributable to common unitholders	$(112,743)	$(54,306)	$119,413

Diluted net income from discontinued operations attributable to common unitholders	$—	$937	$17,333

Net income (loss)	$(84,819)	$(24,458)	$140,047
Less: net income attributable to non-controlling interest	—	—	(510)
Less: income attributable to preferred unitholders	(30,225)	(30,000)	—
Diluted net income (loss) attributable to common unitholders and the general partner	$(115,044)	$(54,458)	$139,537
Add (less): diluted net loss (income) attributable to the general partner	2,301	1,089	(2,791)
Diluted net income (loss) attributable to common unitholders	$(112,743)	$(53,369)	$136,746

Diluted net income (loss) from continuing operations per common unit	$(9.20)	$(4.43)	$5.90
Diluted net income from discontinued operations per common unit	$—	$0.08	$0.86
Diluted net income (loss) per common unit	$(9.20)	$(4.35)	$6.76

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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
Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining operation and soda ash refinery in the Green River Basin of Wyoming. Ciner Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Year Ended December 31, 2020
Revenues	$129,011	$10,728	$—	$139,739
Gain on asset sales and disposals	581	—	—	581
Operating and maintenance expenses	24,610	185	—	24,795
Depreciation, depletion and amortization	9,198	—	—	9,198
General and administrative expenses	—	—	14,293	14,293
Asset impairments	135,885	—	—	135,885
Other expenses, net	79	—	40,889	40,968
Net income (loss) from continuing operations	(40,180)	10,543	(55,182)	(84,819)
As of December 31, 2020
Total assets of continuing operations	$656,505	$262,514	$2,858	$921,877

For the Year Ended December 31, 2019
Revenues	$210,348	$47,089	$—	$257,437
Gain on asset sales and disposals	6,498	—	—	6,498
Operating and maintenance expenses	32,489	249	—	32,738
Depreciation, depletion and amortization	14,932	—	—	14,932
General and administrative expenses	—	—	16,730	16,730
Asset impairments	148,214	—	—	148,214
Other expenses, net	—	—	76,735	76,735
Net income (loss) from continuing operations	21,211	46,840	(93,465)	(25,414)
Income from discontinued operations	—	—	—	956
As of December 31, 2019
Total assets of continuing operations	$817,768	$263,080	$3,353	$1,084,201
Total assets of discontinued operations	—	—	—	1,706

For the Year Ended December 31, 2018
Revenues	$202,765	$48,306	$—	$251,071
Gain on litigation settlement	25,000	—	—	25,000
Gain on asset sales and disposals	2,441	—	—	2,441
Operating and maintenance expenses	29,509	—	—	29,509
Depreciation, depletion and amortization	21,689	—	—	21,689
General and administrative expenses	—	—	16,496	16,496
Asset impairments	18,280	—	—	18,280
Other expenses, net	—	—	70,178	70,178
Net income (loss) from continuing operations	160,728	48,306	(86,674)	122,360
Income from discontinued operations	—	—	—	17,687

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Equity Investment

The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Balance at beginning of period	$263,080	$247,051	$245,433
Income allocation to NRP’s equity interests (1)	15,205	52,016	53,095
Amortization of basis difference	(4,477)	(4,927)	(4,789)
Other comprehensive income (loss)	2,916	790	(138)
Distribution	(14,210)	(31,850)	(46,550)
Balance at end of period	$262,514	$263,080	$247,051

(1)Includes reclassifications of accumulated other comprehensive loss to income allocation to NRP equity interest of $1.7 million, $0.6 million and $0.5 million for the year ended December 31, 2020, 2019 and 2018, respectively.
The difference between the amount at which the investment in Ciner Wyoming is carried and the amount of underlying equity in Ciner Wyoming's net assets was $131.4 million and $135.8 million as of December 31, 2020 and 2019, respectively. This excess basis relates to property, plant and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over 27 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.
The following table represents summarized financial information for Ciner Wyoming as derived from their respective financial statements for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Net sales	$392,231	$522,843	$486,759
Gross profit	54,838	131,712	104,053
Net income	31,030	106,155	108,357
The financial position of Ciner Wyoming is summarized as follows:

	December 31,
(In thousands)	2020	2019
Current assets	$164,720	$170,696
Noncurrent assets	294,008	282,387
Current liabilities	55,313	55,339
Noncurrent liabilities	135,776	138,087

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	December 31,
	2020			2019
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$785,623	$(346,773)	$438,850	$981,352	$(420,448)	$560,904
Aggregates properties	9,039	(2,819)	6,220	41,486	(13,357)	28,129
Oil and gas royalty properties	12,354	(8,593)	3,761	12,395	(7,887)	4,508
Other	13,154	(1,612)	11,542	13,156	(1,601)	11,555
Total mineral rights, net	$820,170	$(359,797)	$460,373	$1,048,389	$(443,293)	$605,096

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $8.8 million, $12.1 million and $17.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Sales of Mineral Rights

During the year ended December 31, 2020, the Partnership recorded a gain of $0.6 million included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income (Loss) related to sales of multiple mineral reserves. During the year ended December 31, 2019, the Partnership recorded a gain of $6.5 million included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income (Loss) primarily related to the disposal of certain coal mineral rights with a $0 net book value. During the year ended December 31, 2018, the Partnership recorded a cumulative gain of $2.4 million included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income (Loss) related to sales of multiple mineral reserves.
Impairment of Mineral Rights

During the years ended December 31, 2020, 2019 and 2018, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded non-cash impairment expense included in asset impairments on the Consolidated Statements of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Coal properties (1)	$114,302	$125,806	$5,259
Aggregates properties (2)	21,583	103	13,021
Total	$135,885	$125,909	$18,280

(1)The Partnership recorded $114.3 million of impairment expense to impair certain assets during the year ended December 31, 2020 primarily related to weakened coal markets that resulted in termination of certain coal leases and changes to lessee mine plans resulting in permanent moves off certain of our coal properties. The Partnership recorded $125.8 million of impairment expense during the year ended December 31, 2019 primarily due to deterioration in thermal coal markets, lessee capital constraints, thermal coal lease terminations, and expectations of further reductions in global and domestic thermal coal demand due to low natural gas prices and continued pressure on the electric power generation industry over emissions and climate change, resulting in reductions in expected cash flows (combination of lower expected coal sales volumes, sales prices, minimums and/or life of mine assumptions) on certain of our coal properties. During the year ended December 31, 2019, the Partnership recorded $36.0 million to fully impair certain coal properties. In addition, NRP recorded $89.8 million of impairment expense on coal royalty properties with $97 million of net book value, resulting in a fair value of $7.2 million at December 31, 2019. The fair value of the impaired assets at December 31, 2019 was calculated using a discount rate of 15%. The Partnership recorded $5.3 million of coal property impairments during the year ended December 31, 2018 primarily as a result of lease terminations, of which it recorded $5.0 million of impairment expense to fully impair certain coal properties during the three months ended December 31, 2018. NRP compared the net

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

book value of its coal properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted future cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flows from coal sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.
(2)The Partnership recorded $21.6 million of aggregates royalty property impairments during the year ended December 31, 2020 primarily related to decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The Partnership recorded $0.1 million of aggregates royalty property impairments during the year ended December 31, 2019. During the three months ended December 31, 2018, the Partnership recorded $13.0 million of impairment expense related to an aggregates property that the Partnership owns and leases to its former construction aggregates business, which mines, produces and sells the aggregates. The fair value of the impaired asset was reduced to $2.3 million at December 31, 2018 using a discount rate of 11%. NRP compared the net book value of its aggregates and timber properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flows from aggregates sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

While the Partnership's impairment evaluation as of December 31, 2020 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

10.    Intangible Assets, Net

The Partnership's intangible assets consist of above-market coal royalty and related transportation contracts with subsidiaries of Foresight Energy Resources LLC ("Foresight") pursuant to which the Partnership receives royalty payments for coal sales and throughput fees for the transportation and processing of coal. The Partnership's intangible assets included on its Consolidated Balance Sheets are as follows:

	December 31,
(In thousands)	2020	2019
Intangible assets at cost	$53,878	$53,878
Less: accumulated amortization	(36,419)	(36,191)
Total intangible assets, net	$17,459	$17,687
Amortization expense included in depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income (Loss) was $0.2 million, $2.5 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The estimates of amortization expense for the years ended December 31, as indicated below, are based on current mining plans and are subject to revision as those plans change in future periods.

(In thousands)	Estimated Amortization Expense
2021	$1,155
2022	525
2023	1,199
2024	1,037
2025	950

11.    Debt, Net

The Partnership's debt consists of the following:

	December 31,
(In thousands)	2020	2019
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025 issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.05% with semi-annual interest payments in January and July, with annual principal payments in July, due July 2020	$—	$6,780
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	7,094	9,458
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	18,013	24,016
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	50,738	63,423
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	16,047	20,059
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	68,524	79,945
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	17,464	20,375
Total Opco Senior Notes	$177,880	$224,056
Total debt at face value	$477,880	$524,056
Net unamortized debt issuance costs	(6,381)	(7,858)
Total debt, net	$471,499	$516,198
Less: current portion of long-term debt	(39,055)	(45,776)
Total long-term debt, net	$432,444	$470,422

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of December 31, 2020 and 2019, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
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
Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries other than NRP Trona LLC. As of December 31, 2020 and 2019, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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
Indebtedness under the Opco Credit Facility bears interest, at Opco's option, at:
•the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1%, in each case plus an applicable margin ranging from 2.50% to 3.50%; or
•a rate equal to LIBOR plus an applicable margin ranging from 3.50% to 4.50%.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

During the years ended December 31, 2020 and 2019, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at both December 31, 2020 and 2019. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty.
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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $364.5 million and $399.7 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC (which owns a 49% non-controlling equity interest in Ciner Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, and (4) certain of Opco’s coal-related infrastructure assets.
Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of December 31, 2020 and 2019, the Opco Senior Notes had cumulative principal balances of $177.9 million and $224.1 million, respectively. Opco made mandatory principal payments on the Opco Senior Notes of $46.2 million, $117.4 million and $80.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. The payments made during the year ended December 31, 2019 included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through December 31, 2020.
In September 2016, Opco amended the Opco Senior Notes. Under this amendment, Opco agreed to use certain asset sale proceeds to make mandatory prepayment offers to the holders of the Opco Senior Notes using an amount of net cash proceeds from certain asset sales that will be calculated pro-rata based on the amount of Opco Senior Notes then outstanding compared to the other total Opco senior debt outstanding that is being prepaid.
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

Consolidated Principal Payments

The consolidated principal payments due are set forth below:

	NRP LP	Opco
(In thousands)	Senior Notes	Senior Notes	Credit Facility	Total
2021	$—	$39,396	$—	$39,396
2022	—	39,396	—	39,396
2023	—	39,396	—	39,396
2024	—	31,028	—	31,028
2025	300,000	14,332	—	314,332
Thereafter	—	14,332	—	14,332
	$300,000	$177,880	$—	$477,880

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
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		December 31,
		2020		2019
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$295,160	$274,500	$294,084	$269,250
Opco Senior Notes (1)	3	176,339	162,760	222,114	201,090
Opco Credit Facility	3	—	—	—	—
Assets:
Contract receivable, net (current and long-term) (2)	3	$35,313	$27,025	$38,945	$33,460

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 92% of par value at December 31, 2020.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at December 31, 2020.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of December 31, 2020 and 2019.
Fair Value of Non-Financial Assets
The Partnership discloses or recognizes its non-financial assets, such as impairments of coal and aggregates properties and other assets, at fair value on a nonrecurring basis. Refer to Note 9. Mineral Rights, Net and Note 10. Intangible Assets, Net for additional disclosures related to the fair value associated with the impaired assets.

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
Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2020	2019	2018
Operating and maintenance expenses	$6,294	$6,436	$6,170
General and administrative expenses	3,539	3,548	3,658
The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets as of December 31, 2020 and 2019 and $0.3 million and $0.1 million of accounts payable to WPPLP as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Partnership recognized $0.4 million, $4.0 million and $5.4 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP. At December 31, 2020, the Partnership had $0.3 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement. At December 31, 2019, the Partnership had $0.1 million of accounts payable to WPPLP on its Consolidated Balance Sheets related to this agreement.
Industrial Minerals Group LLC
Prior to December 31, 2019, Corbin J. Robertson, III, a Director of GP Natural Resource Partners LLC, held a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases one of NRP’s coal royalty properties in Central Appalachia. Coal royalty related revenues from Industrial Minerals totaled $1.7 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively. The Partnership had accounts receivable from Industrial Minerals of $0.7 million on its Consolidated Balance Sheets as of December 31, 2019.
Quinwood Coal Company Royalty

Quinwood Coal Partners LP (“Quinwood”), an entity controlled by Corbin J. Robertson, III, leases two coal properties from NRP in Central Appalachia. Coal related revenues from Quinwood totaled $0.0 million, $0.2 million and $0.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Quintana Capital Group GP, Ltd.

Corbin J. Robertson, Jr. is a principal in Quintana Capital Group GP, Ltd. ("Quintana Capital"), which controls several private equity funds focused on investments in the energy business. In connection with the formation of Quintana Capital, the Partnership adopted a formal conflicts policy that establishes the opportunities that will be pursued by the Partnership and those that will be pursued by Quintana Capital. The governance documents of Quintana Capital’s affiliated investment funds reflect the guidelines set forth in the Partnership's conflicts policy. At December 31, 2020, a fund controlled by Quintana Capital owned a substantial interest in Corsa Coal Corp. ("Corsa"), a coal mining company traded on the TSX Venture Exchange that was one of the Partnership’s lessees in Tennessee. During the second quarter of 2018, Corsa assigned its lease with NRP to a third party and is no longer deemed a related party as of such date. Coal related revenues from Corsa totaled $0.5 million for the year ended December 31, 2018.

14.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Year Ended December 31,
	2020		2019		2018
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight (1) (2)	$35,704	26%	$58,923	23%	$54,595	22%
Alpha Metallurgical Resources, Inc. (formerly Contura Energy Inc.) (1) (3)	33,227	24%	40,743	16%	24,580	10%

(1)Revenues from Foresight and Alpha Metallurgical Resources, Inc. (formerly Contura Energy Inc.) are included within the Partnership's Coal Royalty and Other segment.
(2)In June 2020, the Partnership entered into lease amendments with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight for calendar years 2020 and 2021.
(3)In the fourth quarter of 2018, Contura Energy and Alpha Natural Resources merged. Revenues during the year ended December 31, 2020 and 2019 relate to the combined company, while revenues during the year ended December 31, 2018 do not include revenues from Alpha Natural Resources until the date of the merger. In February 2021, Contura Energy changed its name to Alpha Metallurgical Resources, Inc.

15.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

In November 2019, the District Court of Harris County, Texas, 157th Judicial District, issued a ruling in the contingent consideration payment dispute that Anadarko Holding Company and its subsidiary, Big Island Trona Company (together, "Anadarko") brought against NRP in July 2017. The Trial Court ruled in NRP's favor in all respects and ordered that Anadarko take nothing. Anadarko did not appeal the trial court ruling, and accordingly this lawsuit was concluded in the first quarter of 2020 with no liability to the Partnership.
Environmental Compliance
The operations the Partnership’s lessees conduct on its properties, as well as the industrial minerals, aggregates and oil and gas operations in which the Partnership has interests, are subject to federal and state environmental laws and regulations. See "Items 1. and 2. Business and Properties—Regulation and Environmental Matters." As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring on the surface properties. The

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership makes regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. The Partnership believes that its lessees will be able to comply with existing regulations and does not expect that any lessee’s failure to comply with environmental laws and regulations will have a material impact on the Partnership’s financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on the Partnership related to its properties for the period ended December 31, 2020. The Partnership is not associated with any material environmental contamination that may require remediation costs. However, the Partnership’s lessees are required to conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, the Partnership is not responsible for the costs associated with these reclamation operations.
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
Unit-Based Awards

Unit-based awards under the 2017 LTIP are generally issued to certain employees and non-employee directors of the Partnership. Awards granted to employees either vest 3 years following the grant date or vest ratably over the 3 year period following the grant date. Awards granted to non-employee directors vest over a 1 year period. Directors are given the option to take immediate issuance of the vested awards or defer such issuance until a later date. Upon deferral of issuance, such units will continue to accumulate distribution equivalent rights ("DERs") until issuance.
In connection with the phantom unit awards, the CNG Committee also granted tandem DERs, which entitle the holders to receive distributions equal to the distributions paid on the Partnership’s common units between the date the units are granted and the settlement date. The DERs are payable in cash upon vesting but may be subject to forfeiture if the grantee ceases employment prior to vesting.
The awards granted in 2020, 2019 and 2018 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the years ended December 31, 2020, 2019 and 2018 were $3.5 million, $5.4 million and $2.2 million, respectively. Total unit-based compensation expense associated with these awards was $3.6 million,$2.4 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of December 31, 2020 is $3.7 million, which is to be recognized over a weighted average period of 1.6 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2019 was $3.5 million.
A summary of the unit activity in the outstanding grants during 2020 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding grants at January 1, 2020	157	$37.48
Granted	203	$17.20
Fully vested and issued	—	$—
Forfeitures	(5)	$17.20
Outstanding at December 31, 2020	355	$26.20

17.    Financing Transaction
The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. Minimum payments are $5.0 million per year through the end of the lease term. The $5.0 million due to the Partnership in 2020 and 2021 is included in the fixed cash payments from Foresight resulting from contract modifications entered into during the second quarter of 2020 as discussed in Note 14. Major Customers. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed $10 thousand per year for the remainder of the renewed term.

18.    Credit Losses

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

As of December 31, 2020, NRP recorded the following current expected credit loss (“CECL”) related to its receivables and long-term contract receivable:

(In thousands)	Gross	CECL Allowance	Net
Receivables	$18,512	$(2,358)	$16,154
Long-term contract receivable	34,818	(1,554)	33,264
Total	$53,330	$(3,912)	$49,418

NRP recorded $0.0 million in operating and maintenance expenses on its Consolidated Statement of Comprehensive Income (Loss) related to the change in CECL allowance during the year ended December 31, 2020.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

19.    Leases
As of December 31, 2020, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of December 31, 2019 and 2020, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other long-term assets, net and other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both December 31, 2019 and 2020. During the years ended December 31, 2020 and 2019, the Partnership incurred total operating lease expenses of $0.5 million, included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income (Loss).
The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	December 31, 2020
2021	$483
2022	483
2023	483
2024	483
2025	483
After 2025	11,114
Total lease payments (1)	$13,529
Less: present value adjustment (2)	(10,033)
Total operating lease liability	$3,496

(1)The remaining lease term of the Partnership's operating lease is 28 years.
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

20.    Discontinued Operations

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table presents the carrying amounts of the Partnership's assets and liabilities of discontinued operations on the Consolidated Balance Sheet at December 31, 2019:

(In thousands)	Construction Aggregates	NRP Oil and Gas	Total
ASSETS
Current assets
Accounts receivable, net	$—	$1,706	$1,706
Total assets of discontinued operations	$—	$1,706	$1,706

LIABILITIES
Current liabilities
Accounts payable	$42	$—	$42
Accrued liabilities	23	—	23
Total liabilities of discontinued operations	$65	$—	$65

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

Capital expenditures related to the Partnership's discontinued operations were $10.9 million during the year ended December 31, 2018, of which $0.9 million were funded with accounts payable or accrued liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2020. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "2013 Framework" (COSO). Based on that evaluation, as of December 31, 2020, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level based on those criteria. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natural Resource Partners L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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
March 15, 2021

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

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	73	Chairman of the Board and Chief Executive Officer
Craig W. Nunez	59	President and Chief Operating Officer
Christopher J. Zolas	46	Chief Financial Officer and Treasurer
Kevin J. Craig	52	Executive Vice President
Kathryn S. Wilson	46	Vice President, General Counsel and Secretary
Gregory F. Wooten	65	Senior Vice President, Chief Engineer
Galdino J. Claro	61	Director
Alexander D. Greene	62	Director
S. Reed Morian	75	Director
Paul B. Murphy, Jr.	61	Director
Richard A. Navarre	60	Director
Corbin J. Robertson, III	50	Director
Stephen P. Smith	60	Director
Leo A. Vecellio, Jr.	74	Director

Corbin J. Robertson, Jr. has served as Chief Executive Officer and Chairman of the Board of Directors of GP Natural Resource Partners LLC since 2002. Mr. Robertson has vast business experience having founded and served as a director and as an officer of multiple companies, both private and public, and has served on the boards of numerous non-profit organizations. He has served as the Chief Executive Officer and Chairman of the Board of the general partner of Great Northern Properties Limited Partnership since 1992 and Quintana Minerals Corporation since 1978, as Chairman of the Board of Directors of New Gauley Coal Corporation since 1986, and the general partner of Western Pocahontas Properties Limited Partnership since 1986. Mr. Robertson is also Chief Executive Officer and a member of the Board of Managers of Pocahontas Royalties LLC. He also serves as a Principal with Quintana Capital Group, Chairman of the Board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, the Baylor College of Medicine and the Spirit Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson is the father of Corbin J. Robertson, III.

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

Kevin J. Craig was named Executive Vice President of GP Natural Resource Partners LLC in February 2021, after serving as Executive Vice President, Coal of GP Natural Resource Partners since September 2014. Mr. Craig was the Vice President of Business Development for GP Natural Resource Partners LLC since 2005. Mr. Craig also represents NRP as one of its appointees to the Board of Managers of Ciner Wyoming LLC. Mr. Craig joined NRP in 2005 from CSX Transportation. He has extensive marketing, finance and operations experience within the energy industry. Mr. Craig served as a member of the West Virginia House of Delegates having been elected in 2000 and re-elected in 2002, 2004, 2006, 2008, 2010 and 2012. In addition to other leadership positions, Delegate Craig served as Chairman of the Committee on Energy. Mr. Craig did not seek re-election in 2014 and his term ended January 2015. Prior to joining CSX, he served as a Captain in the United States Army. Mr. Craig has served as the Chairman of the Huntington Regional Chamber of Commerce Board of Directors and continues as a member of both the West Virginia Chamber of Commerce and the Huntington Regional Chamber of Commerce’s respective board of directors. He serves as a member of the Board of Directors of Encova Mutual Insurance Company and the West Virginia University Board of Governors.

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

Gregory F. Wooten was named Senior Vice President, Chief Engineer of GP Natural Resource Partners LLC in February 2021, after serving as Vice President, Chief Engineer of GP Natural Resource Partners LLC since December 2013. Mr. Wooten joined NRP in 2007, serving as Regional Manager. Prior to joining NRP, Mr. Wooten served as Vice President, Chief Operating Officer and Chief Engineer of Dingess Rum Properties, Inc., where he managed coal, oil, gas and timber properties from 1982 until 2007. Mr. Wooten has over 35 years of experience in the coal industry, working as a planning and production engineer and is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers. Mr. Wooten also serves as the President of the National Council of Coal Lessors and is a board member of the West Virginia, Kentucky, Indiana and Montana Coal Associations. He also serves on the board of the Cabell-Huntington Hospital.

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

S. Reed Morian joined the Board of Directors of GP Natural Resource Partners LLC in 2002. Mr. Morian has vast executive business experience having served as Chairman and Chief Executive Officer of several companies since the early 1980s and serving on the board of other companies. Mr. Morian has served as a member of the Board of Directors of the general partner of Western Pocahontas Properties Limited Partnership since 1986, New Gauley Coal Corporation since 1992 and the general partner of Great Northern Properties Limited Partnership since 1992. Mr. Morian also serves on the Board of Managers of Pocahontas Royalties, LLC. Mr. Morian worked for Dixie Chemical Company from 1971 to 2006 and served as its Chairman and Chief Executive Officer from 1981 to 2006. He has also served as Chairman, Chief Executive Officer and President of DX Holding Company since 1989. He formerly served on the Board of Directors for the Federal Reserve Bank of Dallas-Houston Branch from April 2003 until December 2008 and as a Director of Prosperity Bancshares, Inc. from March 2005 until April 2009. He is currently serving on the Board of Directors of Gulf Capital Bank in Houston.

Paul B. Murphy, Jr. joined the Board of Directors of GP Natural Resource Partners LLC in March 2018. Mr. Murphy is the Chairman and Chief Executive Officer and a Director of Cadence Bancorporation and Chairman of Cadence Bank, N.A. He has served at Cadence and its predecessors since December 2009. Cadence is a $18 billion bank holding company headquartered in Houston and it is traded on the NYSE (CADE). Previously, Mr. Murphy spent 20 years at Amegy Bank of Texas, helping to steer that institution from $75 million in assets and a single location to assets of $11 billion and 85 banking centers at the time of his departure as the Chief Executive Officer and a Director in 2009. Mr. Murphy is an advocate of the community and is a board member of Oceaneering International, Inc., Hope and Healing Center and Institute, Houston Hispanic Chamber of Commerce, and the City of Houston Complete Advisory Board.

Richard A. Navarre joined the Board of Directors of GP Natural Resource Partners LLC in October 2013. Mr. Navarre brings extensive financial, strategic planning, public company and coal industry experience to the Board of Directors. Mr. Navarre is CEO and President of Covia Holdings, a leading provider of high quality minerals and material solutions for the industrial and energy markets. From 1993 until 2012, Mr. Navarre held several executive positions with Peabody Energy Corporation, including President-Americas, President and Chief Commercial Officer, Executive Vice President of Corporate Development and Chief Financial Officer. Mr. Navarre serves on the Board of Directors of Civeo Corporation, where he serves as Chairman, Covia Holdings (where he served as Chairman from 2018 through 2020), and Arch Resources, where he serves as Chairman of the Compensation Committee and member of the Nominating and Governance Committee. He is a member of the Hall of Fame of the College of Business and a member of the Board of Advisors of the College of Business and Analytics of Southern Illinois University Carbondale. He is the former Chairman of the Bituminous Coal Operators’ Association. Mr. Navarre is a Certified Public Accountant. Mr. Navarre also has been involved in numerous civic and charitable organizations throughout his career.

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

Corporate Governance

Board Meetings and Executive Sessions

The Board met seven times in 2020. During 2020, our non-management directors met in executive session several times. The presiding director was Mr. Vecellio, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met several times in executive session in 2020. Mr. Vecellio was the presiding director at those meetings. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 1201 Louisiana Street, Suite 3400, Houston, Texas 77002.

Independence of Directors

The Board of Directors has affirmatively determined that Messrs. Claro, Navarre, Smith, and Vecellio are independent based on all facts and circumstances considered by the Board, including the standards set forth in Section 303A.02(a) of the NYSE’s listing standards. Because we are a limited partnership as defined in Section 303A of the NYSE’s listing standards, we are not required to have a majority of independent directors on the Board. The Board has an Audit Committee, a Compensation, Nominating and Governance Committee, and a Conflicts Committee, each of which is staffed solely by independent directors.

Audit Committee

Our Audit Committee is comprised of Mr. Smith, who serves as chairman, Mr. Claro and Mr. Navarre. Mr. Smith and Mr. Navarre are "Audit Committee Financial Experts" as determined pursuant to Item 407 of Regulation S-K. During 2020, the Audit Committee met six times.

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

During 2020, at each of its meetings, the Audit Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Audit Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team and the general counsel at which candid discussions of financial management, accounting and internal control and legal issues took place.

The Audit Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2020 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Audit Committee reviews our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K prior to filing with the Securities and Exchange Commission. In 2020, the Audit Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Audit Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the Securities and Exchange Commission.

Stephen P. Smith, Chairman
Galdino J. Claro
Richard A. Navarre

Compensation, Nominating and Governance Committee

Executive officer compensation is administered by the CNG Committee, which is currently comprised of three members: Mr. Vecellio, as Chairman, Mr. Navarre and Mr. Smith. Mr. Navarre joined the CNG committee effective August 7, 2020. Russell D. Gordy served as a member of the CNG Committee in 2020 until his resignation from the board effective August 6, 2020. During 2020, the CNG Committee met two times. Our Board of Directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:
•reviewing and approving the compensation for our executive officers in light of the time that each executive officer allocates to our business;
•reviewing and recommending the annual and long-term incentive plans in which our executive officers participate and approving awards thereunder; and
•reviewing and approving compensation for the Board of Directors.
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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2020, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Smaller Reporting Company Status

We are a “smaller reporting company,” as such term is defined in the rules promulgated under the Securities Exchange Act of 1934, as amended, and we have elected to provide our executive compensation disclosure in accordance with such rules. Accordingly, we have provided compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer and have omitted the compensation discussion and analysis and the compensation committee reports as permitted by the rules.

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for our named executive officers’ compensation for the years ended December 31, 2019 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Corbin J. Robertson, Jr.—Chief Executive Officer
	2020	—	825,188	1,210,467	—	2,035,655
	2019	—	938,868	1,306,222	—	2,245,090

Craig W. Nunez—President and Chief Operating Officer
	2020	515,000	358,778	657,866	17,100	1,548,744
	2019	500,000	408,204	653,111	16,800	1,578,115

Christopher J. Zolas—Chief Financial Officer
	2020	365,000	203,423	276,989	17,100	862,512
	2019	355,000	284,000	492,581	16,800	1,148,381

(1)Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see "Item 8. Financial Statements and Supplementary Data—Note 16. Unit-Based Compensation" elsewhere in this Annual Report on Form 10-K for more information.
(2)Includes portions of 401(k) matching allocated to Natural Resource Partners by Quintana and Western Pocahontas.

Narrative to the Summary Compensation Table
As a publicly traded partnership, we have a unique employment and compensation structure that is different from that of a typical public corporation. Our named executive officers are based in Houston, Texas and employed by Quintana Minerals Corporation (“Quintana”). Quintana is controlled by our Chairman and Chief Executive Officer and is an affiliate of NRP. While our named executive officers are employed by an affiliate of NRP, each of them has been appointed to serve as an executive officer of GP Natural Resource Partners LLC (“GP LLC”), the general partner of NRP (GP) LLC (“NRP GP”), the general partner of NRP. For a more detailed description of our structure, see "Items 1. and 2. Business and Properties—Partnership Structure and Management" in this Annual Report on Form 10-K.

Base Salaries

With the exception of Mr. Robertson, who does not receive a salary for his services as Chief Executive Officer, our named executive officers are paid an annual base salary by Quintana for services rendered to us by the named executive officers during the fiscal year. We then reimburse Quintana based on the time allocated by each named executive officer to our business. The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities.

Short-Term Cash Incentive Compensation

Each named executive officer received a discretionary short-term cash incentive award approved in February 2021 by the CNG Committee. With respect to 2020, the CNG Committee, using recommendations from its independent compensation consultant, Longnecker & Associates, determined that cash bonuses would be paid based on a percentage of base salary. In addition, the CNG Committee determined that it would consider certain criteria to determine bonus amounts, but that the criteria utilized at the time of determination, as well as the relative weight of those criteria, would be generally discretionary and subject to change based on developments at the Partnership.

Long-Term Incentive Compensation

Phantom units awarded to named executive officers under the Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (the “2017 Plan”) in 2020 are described in greater detail in the table and associated narrative below.

Perquisites and Other Personal Benefits

Quintana maintains employee benefit plans that provide our named executive officers and other employees with the opportunity to enroll in health, dental and life insurance plans. Each of these benefit plans require the employee to pay a portion of the health and dental premiums, with the company paying the remainder. These benefits are offered on the same basis to all employees of Quintana, and the company costs are reimbursed by us to the extent the employee allocates time to our business.

In 2020, Quintana maintained tax-qualified 401(k) plans. During 2020, Quintana matched 100% of the first 6.0% of the employee contributions under their respective 401(k) plans. As with the other contributions, any amounts contributed by Quintana are reimbursed by us based on the time allocated by the employee to our business. Neither NRP nor Quintana maintains a pension plan or a defined benefit retirement plan.

Employment Agreements Contracts and Potential Payments Upon a Termination of Employment or a Change in Control

None of our named executive officers have an employment agreement. All phantom units awarded under the 2017 Plan to date will vest upon a change in control of NRP and upon the death or disability of the named executive officer. Phantom units awarded in 2020 will also vest upon termination of employment of the named executive officer without “cause” or for “good reason.”

Outstanding Equity Awards at December 31, 2020

Awards made to our named executive officers under the 2017 Plan have been made in phantom units that settle in common units on a one-for-one basis with tandem distribution equivalent rights (“DERs”). The phantom unit awards made in 2020 time-vest ratably over the three-year period following the grant date and accrue DERs to be paid in cash upon each settlement. Phantom units awarded in 2018 and 2019 time-vest on the third anniversary of the grant date and accrue DERs to be paid in cash upon settlement. The table below shows the total number of outstanding phantom unit awards under the 2017 Plan held by each named executive officer at December 31, 2020:

Named Executive Officer	Unvested 2017 Plan Phantom Units	Aggregate Market Value of Unvested 2017 Plan Phantom Units (1)
Corbin J. Robertson, Jr.	116,267 (2)	$1,598,671
Craig W. Nunez	61,194 (3)	841,418
Christopher J. Zolas	33,739 (4)	463,911

(1)Based on a unit price of $13.75, the closing price for the common units on December 31, 2020
(2)37,851 phantom units vesting in February 2021, 54,957 phantom units vesting in February 2022 and 23,459 phantom units vesting in February 2023.
(3)19,946 phantom units vesting in February 2021, 28,498 phantom units vesting in February 2022 and 12,750 phantom units vesting in February 2023.
(4)11,125 phantom units vesting in February 2021, 17,246 phantom units vesting in February 2022 and 5,368 phantom units vesting in February 2023.

Directors’ Compensation for the Year Ended December 31, 2020

For more information regarding the Board and committees thereof, see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” elsewhere in this Annual Report on Form 10-K. Director compensation during 2020 consisted of a $75,000 cash retainer and an award of phantom units under the 2017 Plan. The phantom units awarded to Board members in 2020 vest after one year; however, the Board members had the option in advance of receipt of the award to elect to defer settlement of the award until after 90 days following such director’s retirement or earlier departure from the Board. In addition, members of Board committees received $5,000 for each committee served on, and the chairman of the audit, compensation, nominating and governance and conflicts committees received an additional $20,000, $15,000 and $10,000, respectively, for acting as chairman.

The table below shows the directors’ compensation for the year ended December 31, 2020:

Name of Director	Fees Earned or Paid in Cash	2017 Plan Common Unit Awards (1)	Total Compensation
Russell D. Gordy (2)	$60,000	$—	$60,000
S. Reed Morian	75,000	84,813	159,813
Richard A. Navarre (3)	96,997	84,813	181,810
Corbin J. Robertson, III	75,000	84,813	159,813
Stephen P. Smith (4)	105,000	84,813	189,813
Leo A. Vecellio, Jr.	100,000	84,813	184,813
Paul B. Murphy, Jr.	75,000	84,813	159,813
Galdino J. Claro	85,000	84,813	169,813
Alexander D. Greene (5)	—	—	—

(1)Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All of the phantom units reported in this column were outstanding on December 31, 2020 and will vest on February 13, 2021.
(2)Mr. Gordy resigned from the Board effective August 7, 2020. Mr. Gordy served on our compensation, nominating, and governance committee in 2020 until his resignation from the Board.
(3)Mr. Navarre elected to defer settlement of his common units awarded under the 2017 Plan in 2018 and 2019 until 90 days following his retirement or earlier departure from the Board. Mr. Navarre joined the compensation, nominating, and governance committee effective August 7, 2020. As of December 31, 2020, 9,285 phantom units previously awarded to Mr. Navarre were outstanding but only 4,931 were unvested.
(4)Mr. Smith elected to defer settlement of his common units awarded under the 2017 Plan in 2018, 2019 and 2020 until 90 days following his retirement or earlier departure from the Board. As of December 31, 2020, 9,285 phantom units previously awarded to Mr. Smith were outstanding but only 4,931 were unvested.
(5)Mr. Greene did not receive Board compensation as the Blackstone designee to the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of March 1, 2021, the amount and percentage of our common units and preferred units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of our directors and named executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

Name of Beneficial Owner	Common Units	Percentage of Common Units (1)
Corbin J. Robertson, Jr. (2)	2,434,352	19.7%
Western Pocahontas Corporation (3)	1,739,007	14.1%
Western Pocahontas Properties Limited Partnership (4)	1,727,986	14.0%
JPMorgan Chase & Co. (5)	1,028,351	8.3%
The Goldman Sachs Group, Inc. (6)	984,950	8.0%
Steven A. Tananbaum. (7)	812,089	6.6%
Craig W. Nunez	12,097	*
Christopher J. Zolas	6,970	*
Galdino J. Claro	9,045	*
Alexander D. Greene	—	—
S. Reed Morian (8)	625,444	5.1%
Paul B. Murphy, Jr.	8,738	*
Richard A. Navarre (9)	5,931	*
Corbin J. Robertson III (10)	243,587	2.0%
Stephen P. Smith (11)	355	*
Leo A. Vecellio, Jr.	11,285	*
Directors and Officers as a Group (12)	3,373,897	27.3%

*	Less than one percent.
(1)12,351,306 common units issued and outstanding as of March 1, 2021.
(2)Mr. Robertson, Jr. may be deemed to beneficially own 528,818 common units owned in his individual capacity, 1,739,007 common units in his capacity as controlling shareholder of Western Pocahontas Corporation, 156,000 common units in his capacity as the sole member of Robertson Coal Management LLC, which is the sole member of GP Natural Resource Partners, which is the general partner of NRP (GP) LP, 5,293 common units in his capacity as controlling shareholder of GNP Management Corporation and 5,234 common units held by his spouse, Barbara M. Robertson. Mr. Robertson, Jr.’s address is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.
(3)Western Pocahontas Corporation has sole voting and sole dispositive power with respect to 11,021 common units and shared voting and shared dispositive power with respect to 1,727,986 common units in its capacity as the general partner of Western Pocahontas Properties Limited Partnership. The business address of Western Pocahontas Corporation is 5260 Irwin Road, Huntington, West Virginia 25705.
(4)Western Pocahontas Properties Limited Partnership has sole voting and sole dispositive power with respect to 0 common units and shared voting and shared dispositive power with respect to 1,727,986 common units. The business address of Western Pocahontas Properties Limited Partnership is 5260 Irwin Road, Huntington, West Virginia 25705.
(5)According to a Schedule 13G filing with the SEC on January 11, 2021, JPMorgan Chase & Co. holds sole voting power and sole dispositive power with respect to 1,028,351 common units. The business address of JPMorgan Chase & Co. is 383 Madison Avenue., New York, NY 10179.
(6)According to a Schedule 13G filing with the SEC on February 11, 2021, The Goldman Sachs Group holds shared voting power and shared dispositive power with respect to 984,950 common units in the Partnership. The business address of The Goldman Sachs Group is 200 West Street, New York, NY 10282.

(7)According to a Schedule 13G filing with the SEC on February 11, 2021, Steven A. Tananbaum holds sole voting power and sole dispositive power with respect to 251,639 common units in the Partnership and shared voting power and shared dispositive power with respect to 560,450 common units in the Partnership. Mr. Tananbaum serves as the managing member of GoldenTree Asset Management LLC (“IMGP”), which serves as the general partner of GoldenTree Asset Management LP. GoldenTree Asset Management LP and IMGP hold shared voting power and shared dispositive power with respect to 560,450 common units in the Partnership. The business address of Steven A. Tananbaum, GoldenTree Asset Management LP and IMGP is 300 Park Avenue, 21st Floor, New York, NY 10022.
(8)Mr. Morian may be deemed to beneficially own 344,863 common units owned by Shadder Investments and 60,097 common units owned by Mocol Properties.
(9)Does not include 4,354 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Navarre has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board.
(10)Mr. Robertson III may be deemed to beneficially own 9,783 common units held CIII Capital Management, LLC, 10,000 common units held by BHJ Investments, 19,663 common units held by The Corbin James Robertson III 2009 Family Trust and 39 common units held by his spouse, Brooke Robertson. The address for CIII Capital Management, LLC is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002, the address for BHJ Investments is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002 and the address for The Corbin James Robertson III 2009 Family Trust is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002. The following common units are pledged as collateral for loans: 51,987 common units owned by Mr. Robertson III.
(11)Does not include 9,285 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Smith has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board. Mr. Smith may be deemed to beneficially own 355 common units owned by the SP Smith 2002 Revocable Trust.
(12)NRP’s directors and executive officers as a group consists of 14 individuals.

Name of Beneficial Owner	Preferred Units	Percentage of Preferred Units
The Blackstone Group Inc. (1)	146,808	57%
GoldenTree Asset Management, LP (2)	110,749	43%

(1)The preferred units are owned by funds managed by The Blackstone Group Inc., whose address is 345 Park Ave, New York, NY 10154. The Blackstone Group Inc. is controlled by its founder, Stephen A. Schwarzman.
(2)The preferred units are owned by funds managed by GoldenTree Asset Management, LP, whose address is 300 Park Ave, New York, NY 10022. Steven A. Tananbaum serves as senior managing member of GoldenTree Asset Management LLC, the general partner of GoldenTree Asset Management, LP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships with Entities Associated with Corbin J. Robertson, Jr.

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

Omnibus Agreement

As part of the omnibus agreement entered into concurrently with the closing of our initial public offering, the WPP Group and any entity controlled by Corbin J. Robertson, Jr., which we refer to in this section as the “GP affiliates,” each agreed that neither they nor their affiliates will, directly or indirectly, engage or invest in entities that engage in the following activities (each, a "restricted business") in the specific circumstances described below:
•the entering into or holding of leases with a party other than an affiliate of the GP affiliate for any GP affiliate-owned fee coal reserves within the United States; and
•the entering into or holding of subleases with a party other than an affiliate of the GP affiliate for coal reserves within the United States controlled by a paid-up lease owned by any GP affiliate or its affiliate.

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

A GP affiliate may, directly or indirectly, engage in a restricted business if:
•the GP affiliate was engaged in the restricted business at the closing of the offering; provided that if the fair market value of the asset or group of related assets of the restricted business subsequently exceeds $10 million, the GP affiliate must offer the restricted business to us under the offer procedures described below.
•the asset or group of related assets of the restricted business have a fair market value of $10 million or less; provided that if the fair market value of the assets of the restricted business subsequently exceeds $10 million, the GP affiliate must offer the restricted business to us under the offer procedures described below.
•the asset or group of related assets of the restricted business have a fair market value of more than $10 million and the general partner (with the approval of the conflicts committee) has elected not to cause us to purchase these assets under the procedures described below.
•its ownership in the restricted business consists solely of a non-controlling equity interest.

For purposes of this paragraph, "fair market value" means the fair market value as determined in good faith by the relevant GP affiliate.

The total fair market value in the good faith opinion of the WPP Group of all restricted businesses engaged in by the WPP Group, other than those engaged in by the WPP Group at closing of our initial public offering (and except as described below under "—Pocahontas Royalties LLC"), may not exceed $75 million. For purposes of this restriction, the fair market value of any entity engaging in a restricted business purchased by the WPP Group will be determined based on the fair market value of the entity as a whole, without regard for any lesser ownership interest to be acquired.

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

Pocahontas Royalties LLC

On February 28, 2020, Pocahontas Royalties LLC (“Pocahontas Royalties”) completed the acquisition of a private company that owns approximately one million acres of mineral reserves and leases coal reserves to coal mine operators in Central Appalachia. Pocahontas Royalties is controlled by Corbin J. Robertson, Jr. and members of his family. Reed Morian, one of the directors of GP Natural Resource Partners LLC, also serves on the Board of Managers of Pocahontas Royalties.

In connection with the closing of the acquisition, we and Pocahontas Royalties entered into a limited waiver of the omnibus agreement pursuant to which we waived the provision of the omnibus agreement that restricts Mr. Robertson and his affiliates (other than NRP) from owning, operating or investing in fee coal reserves in the United States with an aggregate fair market value in excess of $75 million. Mr. Robertson had previously offered NRP the opportunity to participate in the acquisition and we determined, after due consideration, not to participate.

In addition, on February 28, 2020, we and Pocahontas Royalties entered into a right of first offer agreement pursuant to which Pocahontas Royalties granted us the exclusive right of first offer to purchase any assets (or entities holding such assets) proposed to be sold at any time by Pocahontas Royalties or any of its subsidiaries with a fair market value exceeding $2 million (individually or in the aggregate), excluding surface acreage, assets or rights (other than surface rights that are appurtenant to or necessary for the development of mineral reserves). Provided that Pocahontas Royalties has provided us the opportunity to make a first offer within the time periods specified in the agreement, Pocahontas Royalties will be under no obligation to accept any offer timely made by us and may determine, in its sole discretion, to consummate a transaction with a third party free and clear of any obligations to us.

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

NRP’s business strategy has historically focused on:
•The ownership of natural resource properties in North America, including, but not limited to coal, aggregates and industrial minerals, and oil and gas. NRP leases these properties to mining or operating companies that mine or produce the resources and pay NRP a royalty.
•The ownership and operation of transportation, storage and related logistics activities related to extracted hard minerals.

The businesses and investments described in this paragraph are referred to as the "NRP Businesses."
NRP’s acquisition strategy also includes:
•The ownership of non-operating working interests in oil and gas properties.
•The ownership of non-controlling equity interests in companies involved in natural resource development and extraction.
•The operation of construction aggregates mining and production businesses.

The businesses and investments described in this paragraph are referred to as the "Shared Businesses."

NRP’s business strategy does not, and is not expected to, include:
•The ownership of equity interests in companies involved in the mining or extraction of coal.
•Investments that do not generate "qualifying income" for a publicly traded partnership under U.S. tax regulations.
•Investments outside of North America.
•Midstream or refining businesses that do not involve hard extracted minerals, including the gathering, processing, fractionation, refining, storage or transportation of oil, natural gas or natural gas liquids.

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

For so long as Corbin Robertson, Jr. remains both an affiliate of Quintana Capital and an executive officer or director of NRP or an affiliate of its general partner, before making an investment in an NRP Business, Quintana Capital has agreed to adhere to the following procedures:
•Quintana Capital will first offer such opportunity in its entirety to NRP. NRP may elect to pursue such investment wholly for its own account, to pursue the opportunity jointly with Quintana Capital or not to pursue such opportunity.
•If NRP elects not to pursue an NRP Business investment opportunity, Quintana Capital may pursue the investment for its own account on similar terms.
•NRP will undertake to advise Quintana Capital of its decision regarding a potential investment opportunity within 10 business days of the identification of such opportunity to the Conflicts Committee.

If the opportunity relates to the acquisition of a Shared Business, NRP and Quintana Capital will adhere to the following procedures:
•If the opportunity is generated by individuals other than Mr. Robertson, the opportunity will belong to the entity for which those individuals are working.
•If the opportunity is generated by Mr. Robertson and both NRP and Quintana Capital are interested in pursuing the opportunity, it is expected that the Conflicts Committee will work together with the relevant Limited Partner Advisory Committees for Quintana Capital to reach an equitable resolution of the conflict, which may involve investments by both parties.

In all cases above in which Mr. Robertson has a conflict of interest, investment decisions will be made on behalf of NRP by the Conflicts Committee and on behalf of Quintana Capital Group by the relevant Investment Committee, with Mr. Robertson abstaining.

Relationships with Entities Associated with Corbin J. Robertson, III

Quinwood Coal Partners LP (“Quinwood”), an entity controlled by Corbin J. Robertson, III leases two coal properties from us in Central Appalachia. During the year ended December 31, 2020, we recorded $0.0 million in coal royalty revenues from Quinwood and received less than $0.1 million in cash related to royalty and property tax payments. During the year ended December 31, 2019, we recorded $0.2 million in coal royalty revenues from Quinwood and received $0.2 million in cash related to royalty and property tax payments.

Prior to December 31, 2019, Mr. Robertson III held a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases one of NRP’s coal royalty properties in Central Appalachia. During the year ended December 31, 2019, we recorded $1.7 million in coal royalty and wheelage revenues from Industrial Minerals and received approximately $0.5 million in cash related to royalty and minimum payments.

Preferred Unitholder Board Representation and Observation Rights Agreement

Effective on March 2, 2017 in connection with the closing of the issuance of the Preferred Units, we entered into the Board Observation and Representation Rights Agreement (the “Board Rights Agreement”) with Blackstone and GoldenTree. Pursuant to the Board Rights Agreement, Blackstone appoints one member to serve on the Board of Directors of GP Natural Resource Partners LLC and also appoints one observer to attend meetings of the Board. Blackstone's rights to appoint a member of the Board and an observer will terminate at such time as Blackstone, together with their affiliates, no longer own at least 20% of the total number of Preferred Units issued on the closing date, together with all PIK Units that have been issued but not redeemed (the "Minimum Preferred Unit Threshold"). Following the time that Blackstone (and their affiliates) no longer own the Minimum Preferred Unit Threshold and until such time as GoldenTree (together with their affiliates) no longer own the Minimum Preferred Unit Threshold, GoldenTree shall have the one-time option to appoint either one person to serve as a member of the Board or one person to serve as a Board observer. To the extent GoldenTree elects to appoint a Board member and later remove such Board member, GoldenTree may then elect to appoint a Board observer. For more information on the Preferred Units, including the rights of the holders thereof, see "Item 8. Financial Statements and Supplementary Data—Note 4. Class A Convertible Preferred Units and Warrants" elsewhere in this Annual Report on Form 10-K.
Office Building in Huntington, West Virginia
We lease an office building in Huntington, West Virginia from Western Pocahontas Properties Limited Partnership. The initial 10-year term of the lease expired at the end of 2018. On January 1, 2019 we entered into a new lease on the building for a five-year base term, with five additional five-year renewal options. We paid approximately $0.8 million to Western Pocahontas under the lease during both years ended December 31, 2020 and 2019.
Relationship with Cadence Bank, N.A.

Paul B. Murphy, Jr. one of the members of the Board of Directors of GP Natural Resource Partners LLC, is the Chairman of Cadence Bank, N.A., which is a lender under NRP Operating’s revolving credit facility and has received customary fees and interest payments in connection therewith. We paid approximately $0.1 million in interest and fees under the credit facility to Cadence Bank, N.A during both years ended December 31, 2020 and 2019.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including the WPP Group and Pocahontas Royalties) on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of GP Natural Resource Partners LLC have duties to manage GP Natural Resource Partners LLC and our general partner in a manner beneficial to its owners. At the same time, our general partner has a duty to manage our partnership in a manner beneficial to us and our unitholders. The Delaware Revised Uniform Limited Partnership Act, which we refer to as the Delaware Act, provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, our partnership agreement contains various provisions modifying the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. Our partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.

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

Our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our unitholders if the resolution of the conflict is considered to be fair and reasonable to us. Any resolution is considered to be fair and reasonable to us if that resolution is:
•approved by the conflicts committee, although our general partner is not obligated to seek such approval and our general partner may adopt a resolution or course of action that has not received approval;
•on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
•fair to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In resolving a conflict, our general partner, including its conflicts committee, may, unless the resolution is specifically provided for in the partnership agreement, consider:
•the relative interests of any party to such conflict and the benefits and burdens relating to such interest;
•any customary or accepted industry practices or historical dealings with a particular person or entity;
•generally accepted accounting practices or principles; and
•such additional factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

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

The amount of cash that is available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:
•amount and timing of asset purchases and sales;
•cash expenditures;
•borrowings;

•the issuance of additional common units; and
•the creation, reduction or increase of reserves in any quarter.

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

Review, Approval or Ratification of Transactions with Related Persons

If a conflict or potential conflict of interest arises between our general partner and its affiliates (including the WPP Group and Pocahontas Royalties) on the one hand, and our partnership and our limited partners, on the other hand, the resolution of any such conflict or potential conflict is addressed as described under "—Conflicts of Interest."

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board and as provided in the Omnibus Agreement and our partnership agreement. For the year ended December 31, 2020 there were no transactions where such guidelines were not followed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax work for fiscal 2020 and 2019. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst &Young LLP:

	2020	2019
Audit Fees (1)	$785,750	$1,070,206
Tax Fees (2)	505,915	533,083

(1)Audit fees include fees associated with the annual integrated audit of our consolidated financial statements and internal controls over financial reporting, separate audits of subsidiaries and reviews of our quarterly financial statement for inclusion in our Form 10-Q and comfort letters; consents; work related to acquisitions; assistance with and review of documents filed with the SEC.
(2)Tax fees include fees principally incurred for assistance with tax planning, compliance, tax return preparation and filing of Schedules K-1.

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

4.24	Form of Warrant to Purchase Common Units (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 6, 2017).
4.25	Description of Equity Securities of Natural Resource Partners L.P. (incorporated by reference to Exhibit 4.25 to Annual Report on Form 10-K filed on February 27, 2020).
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

10.10
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

10.11
Limited Waiver dated February 28, 2020 by Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2020).

10.12
Right of First Offer Agreement dated as of February 28, 2020 by and among Pocahontas Royalties LLC, Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2020).

10.13+	Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2018).
10.14+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on February 9, 2018).
10.15+	Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed on February 9, 2018).
10.16+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 27, 2020).
10.17+	Form of Phantom Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2020).
10.18+	Form of Phantom Unit Award Agreement (Directors with Deferral Election) (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2020).
21.1*	List of Subsidiaries of Natural Resource Partners L.P.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
99.1*	Financial Statements of Ciner Wyoming LLC as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: March 15, 2021
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board, Director and
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2021
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2021
/s/ GALDINO J. CLARO
Galdino J. Claro
Director

Date: March 15, 2021
/s/ ALEXANDER D. GREENE
Alexander D. Greene
Director

Date: March 15, 2021
/s/ S. REED MORIAN
S. Reed Morian
Director

Date: March 15, 2021
/s/ PAUL B. MURPHY, JR.
Paul B. Murphy, Jr.
Director

Date: March 15, 2021
/s/ RICHARD A. NAVARRE
Richard A. Navarre
Director

Date: March 15, 2021
/s/ CORBIN J. ROBERTSON III
Corbin J. Robertson III
Director

Date: March 15, 2021
/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: March 15, 2021
/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr.
Director