Form 10-Q
period 2021-03-31
NATURAL RESOURCE PARTNERS LP
filed 2021-05-06
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except unit data)	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$96,767	$99,790
Accounts receivable, net	15,920	12,322
Other current assets, net	3,021	5,080
Total current assets	$115,708	$117,192
Land	24,008	24,008
Mineral rights, net	451,610	460,373
Intangible assets, net	17,131	17,459
Equity in unconsolidated investment	261,299	262,514
Long-term contract receivable, net	32,726	33,264
Other long-term assets, net	6,678	7,067
Total assets	$909,160	$921,877
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,375	$1,385
Accrued liabilities	4,853	7,733
Accrued interest	8,847	1,714
Current portion of deferred revenue	10,555	11,485
Current portion of long-term debt, net	39,042	39,055
Total current liabilities	$64,672	$61,372
Deferred revenue	50,853	50,069
Long-term debt, net	416,121	432,444
Other non-current liabilities	4,730	5,131
Total liabilities	$536,376	$549,016
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (257,556 and 253,750 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at March 31, 2021 and $1,700 per unit at December 31, 2020)	$172,143	$168,337
Partners’ capital
Common unitholders’ interest (12,351,306 and 12,261,199 units issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	$132,377	$136,927
General partner’s interest	394	459
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive income	1,054	322
Total partners’ capital	$200,641	$204,524
Total liabilities and partners' capital	$909,160	$921,877
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2021	2020
Revenues and other income
Coal royalty and other	$32,927	$31,433
Transportation and processing services	2,192	2,509
Equity in earnings of Ciner Wyoming	1,973	6,272
Gain on asset sales and disposals	59	—
Total revenues and other income	$37,151	$40,214

Operating expenses
Operating and maintenance expenses	$5,552	$5,202
Depreciation, depletion and amortization	5,092	2,012
General and administrative expenses	4,110	3,913
Asset impairments	4,043	—
Total operating expenses	$18,797	$11,127

Income from operations	$18,354	$29,087

Interest expense, net	$(9,973)	$(10,308)

Net income	$8,381	$18,779
Less: income attributable to preferred unitholders	(7,727)	(7,500)
Net income attributable to common unitholders and the general partner	$654	$11,279

Net income attributable to common unitholders	$641	$11,053
Net income attributable to the general partner	13	226

Net income per common unit (see Note 4)
Basic	$0.05	$0.90
Diluted	0.05	0.52

Net income	$8,381	$18,779
Comprehensive income (loss) from unconsolidated investment and other	732	(1,023)
Comprehensive income	$9,113	$17,756

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524	$—	$204,524
Net income (1)	—	8,213	168	—	—	8,381	—	8,381
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)	—	(7,613)
Issuance of unit-based awards	90	—	—	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	215	—	—	—	215	—	215
Capital contribution	—	—	32	—	—	32	—	32
Comprehensive income from unconsolidated investment and other	—	—	—	—	732	732	—	732
Balance at March 31, 2021	12,351	$132,377	$394	$66,816	$1,054	$200,641	$—	$200,641

(1)Net income includes $7.727 million of income attributable to preferred unitholders that accumulated during the period, of which $7.572 million is allocated to the common unitholders and $0.155 million is allocated to the general partner.

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Loss	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard (see Note 15)	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net income (1)	—	18,403	376	—	—	18,779	—	18,779
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	673	—	—	—	673	—	673
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(1,023)	(1,023)	—	(1,023)
Balance at March 31, 2020	12,261	$273,847	$3,337	$66,816	$(3,617)	$340,351	$(2,935)	$337,416

(1)Net income includes $7.5 million of income attributable to preferred unitholders that accumulated during the period, of which $7.35 million is allocated to the common unitholders and $0.15 million is allocated to the general partner.
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$8,381	$18,779
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	5,092	2,012
Distributions from unconsolidated investment	3,920	7,105
Equity earnings from unconsolidated investment	(1,973)	(6,272)
Gain on asset sales and disposals	(59)	—
Asset impairments	4,043	—
Bad debt expense	383	(190)
Unit-based compensation expense	1,126	729
Amortization of debt issuance costs and other	269	448
Change in operating assets and liabilities:
Accounts receivable	(3,331)	(5,073)
Accounts payable	(10)	93
Accrued liabilities	(3,034)	(2,861)
Accrued interest	7,133	7,060
Deferred revenue	(146)	8,265
Other items, net	1,406	60
Net cash provided by operating activities of continuing operations	$23,200	$30,155
Net cash provided by operating activities of discontinued operations	—	1,706
Net cash provided by operating activities	$23,200	$31,861
Cash flows from investing activities
Proceeds from asset sales and disposals	$59	$—
Return of long-term contract receivable	541	272
Net cash provided by investing activities of continuing operations	$600	$272
Net cash used in investing activities of discontinued operations	—	(66)
Net cash provided by investing activities	$600	$206
Cash flows from financing activities
Debt repayments	$(16,696)	$(16,696)
Distributions to common unitholders and the general partner	(5,630)	(5,630)
Distributions to preferred unitholders	(3,806)	(7,500)
Contributions from discontinued operations	—	1,640
Other items	(691)	—
Net cash used in financing activities of continuing operations	$(26,823)	$(28,186)
Net cash used in financing activities of discontinued operations	—	(1,640)
Net cash used in financing activities	$(26,823)	$(29,826)

Net increase (decrease) in cash and cash equivalents	$(3,023)	$2,241
Cash and cash equivalents of continuing operations at beginning of period	99,790	98,265
Cash and cash equivalents at end of period	$96,767	$100,506

Supplemental cash flow information:
Cash paid for interest	$2,320	$3,039
Non-cash investing and financing activities:
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$992	$—
Preferred unit distributions paid-in-kind	3,806	—
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
Principles of Consolidation and Reporting
The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2021.

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Coal Royalty and Other segment revenues by major source:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Coal royalty revenues (1)	$15,365	$19,102
Production lease minimum revenues (1)	3,450	802
Minimum lease straight-line revenues (1)	6,096	3,809
Property tax revenues	1,469	1,599
Wheelage revenues	1,781	2,204
Coal overriding royalty revenues	1,859	1,322
Lease amendment revenues	868	843
Aggregates royalty revenues	454	576
Oil and gas royalty revenues	1,366	1,103
Other revenues	219	73
Coal royalty and other revenues	$32,927	$31,433
Transportation and processing services revenues (2)	2,192	2,509
Total coal royalty and other segment revenues	$35,119	$33,942

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications to certain leases that fixed consideration paid to the Partnership over a two year period.
(2)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $1.2 million for the three months ended March 31, 2021 and 2020, respectively. The remaining transportation and processing services revenues of $0.9 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2021	2020
Receivables
Accounts receivable, net	$13,759	$10,193
Other current assets, net (1)	1,778	3,307
Other long-term assets, net (2)	525	525

Contract liabilities
Current portion of deferred revenue	$10,555	$11,485
Deferred revenue	50,853	50,069

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period (current and non-current)	$61,554	$51,821
Increase due to minimums and lease amendment fees	4,358	17,153
Recognition of previously deferred revenue	(4,504)	(8,888)
Balance at end of period (current and non-current)	$61,408	$60,086

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of March 31, 2021 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments (2)
0 - 5 years	4.5	$14,686
5 - 10 years	5.2	8,122
10+ years	14.3	28,463
Total	9.6	$51,271

(1)Lease term does not include renewal periods.
(2)Annual minimum payments do not include $14.5 million of the $30.0 million of fixed consideration owed to NRP for the remainder of 2021 resulting from contract modifications entered into during the second quarter of 2020. Additionally, $3.8 million of this remaining $14.5 million relates to a coal infrastructure lease that is accounted for as a financing transaction. See Note 14. Financing Transaction for more information.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $7.7 million and $7.5 million during the three months ended March 31, 2021 and 2020, respectively, as a result of accumulated preferred unit distributions earned during the period. In February 2021, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended December 31, 2020, which resulted in the issuance of an additional 3,806 preferred units during the three months ended March 31, 2021.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the three months ended March 31, 2021 and 2020, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806

2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended March 31, 2021 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive. The calculation of diluted net income per common unit for the three months ended March 31, 2020 includes the assumed conversion of the preferred units.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three months ended March 31, 2021 and 2020 does not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables reconcile the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2021	2020
Allocation of net income
Net income	$8,381	$18,779
Less: income attributable to preferred unitholders	(7,727)	(7,500)
Net income attributable to common unitholders and the general partner	$654	$11,279
Less: net income attributable to the general partner	(13)	(226)
Net income attributable to common unitholders	$641	$11,053

Basic net income per common unit
Weighted average common units—basic	12,292	12,261
Basic net income per common unit	$0.05	$0.90

Diluted net income per common unit
Weighted average common units—basic	12,292	12,261
Plus: dilutive effect of preferred units	—	23,187
Plus: dilutive effect of unvested unit-based awards	116	—
Weighted average common units—diluted	12,408	35,448

Net income	$8,381	$18,779
Less: income attributable to preferred unitholders	(7,727)	—
Diluted net income attributable to common unitholders and the general partner	$654	$18,779
Less: diluted net income attributable to the general partner	(13)	(376)
Diluted net income attributable to common unitholders	$641	$18,403

Diluted net income per common unit	$0.05	$0.52

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
Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining operation and soda ash refinery in the Green River Basin of Wyoming. Ciner Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally to the glass and chemicals industries.
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
The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Three Months Ended March 31, 2021
Revenues	$35,119	$1,973	$—	$37,092
Gain on asset sales and disposals	59	—	—	59
Operating and maintenance expenses	5,532	20	—	5,552
Depreciation, depletion and amortization	5,092	—	—	5,092
General and administrative expenses	—	—	4,110	4,110
Asset impairments	4,043	—	—	4,043
Interest expense, net	23	—	9,950	9,973
Net income (loss)	20,488	1,953	(14,060)	8,381

For the Three Months Ended March 31, 2020
Revenues	$33,942	$6,272	$—	$40,214
Operating and maintenance expenses	5,186	16	—	5,202
Depreciation, depletion and amortization	2,012	—	—	2,012
General and administrative expenses	—	—	3,913	3,913
Interest expense, net	—	—	10,308	10,308
Net income (loss)	26,744	6,256	(14,221)	18,779

6.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Balance at beginning of period	$262,514	$263,080
Income allocation to NRP’s equity interests	3,216	7,493
Amortization of basis difference	(1,243)	(1,221)
Other comprehensive income (loss)	732	(1,023)
Distribution	(3,920)	(7,105)
Balance at end of period	$261,299	$261,224
The following table represents summarized financial information for Ciner Wyoming as derived from their respective unaudited financial statements for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Net sales	$127,791	$114,423
Gross profit	12,700	21,417
Net income	6,563	15,292

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	March 31, 2021			December 31, 2020
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$781,392	$(351,037)	$430,355	$785,623	$(346,773)	$438,850
Aggregates properties	8,995	(2,912)	6,083	9,039	(2,819)	6,220
Oil and gas royalty properties	12,354	(8,724)	3,630	12,354	(8,593)	3,761
Other	13,154	(1,612)	11,542	13,154	(1,612)	11,542
Total mineral rights, net	$815,895	$(364,285)	$451,610	$820,170	$(359,797)	$460,373
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $4.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Partnership recorded $4.0 million of impairment expense primarily due to lease termination that resulted in the full impairment of a coal property. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of March 31, 2021 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net
The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2021	2020
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$7,094	$7,094
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	18,013	18,013
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	38,053	50,738
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,035	16,047
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	68,524	68,524
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	17,464	17,464
Total Opco Senior Notes	$161,183	$177,880
Total debt at face value	$461,183	$477,880
Net unamortized debt issuance costs	(6,020)	(6,381)
Total debt, net	$455,163	$471,499
Less: current portion of long-term debt	(39,042)	(39,055)
Total long-term debt, net	$416,121	$432,444

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of March 31, 2021 and December 31, 2020, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of March 31, 2021 and December 31, 2020, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
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
During the three months ended March 31, 2021 and 2020, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at both March 31, 2021 and December 31, 2020.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $360.3 million and $364.5 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.
Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2021 and December 31, 2020, the Opco Senior Notes had cumulative principal balances of $161.2 million and $177.9 million, respectively. Opco made mandatory principal payments of $16.7 million during the three months ended March 31, 2021 and 2020.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through March 31, 2021.

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
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		March 31, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$295,429	$288,000	$295,160	$274,500
Opco Senior Notes (1)	3	159,734	154,736	176,339	162,760
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable, net (current and long-term) (2)	3	$34,816	$26,785	$35,313	$27,025

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 96% and 92% of par value at March 31, 2021 and December 31, 2020, respectively.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at March 31, 2021 and December 31, 2020.
NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of March 31, 2021 and December 31, 2020.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Direct general and administrative expenses charged to the Partnership by QMC and WPPLP are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Operating and maintenance expenses	$1,552	$1,623
General and administrative expenses	889	898
The Partnership had accounts payable of $0.4 million at both March 31, 2021 and December 31, 2020 to QMC and $0.2 million and $0.3 million to WPPLP on its Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, the Partnership recognized $0.2 million and $0.1 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. At March 31, 2021 and December 31, 2020 the Partnership had $0.1 million and $0.3 million, respectively, of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.
11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended March 31,
	2021		2020
(In thousands)	Revenues	Percent	Revenues	Percent
Foresight Energy Resources LLC ("Foresight") (1) (2)	$8,572	23%	$8,661	22%
Alpha Metallurgical Resources, Inc. (1)	8,043	22%	8,571	21%

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
13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2021 and 2020 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the three months ended March 31, 2021 and 2020 were $3.8 million and $3.5 million, respectively. Total unit-based compensation expense associated with these awards was $1.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2021 is $6.6 million, which is to be recognized over a weighted average period of 2.0 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2020 was $3.7 million.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

A summary of the unit activity in the outstanding grants during 2021 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2021	355	$26.20
Granted	219	$17.31
Fully vested and issued	(129)	$21.38
Outstanding at March 31, 2021	445	$23.23

14.    Financing Transaction
The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight Energy. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight Energy and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. Minimum payments are $5.0 million per year through the end of the lease term. The $5.0 million due to the Partnership in 2021 is included in the fixed cash payments from Foresight resulting from contract modifications entered into during the second quarter of 2020 as discussed in Note 11. Major Customers. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed $10 thousand per year for the remainder of the renewed term.

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

As of March 31, 2021 and December 31, 2020, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	March 31, 2021			December 31, 2020
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$20,986	$(2,763)	$18,223	$18,512	$(2,358)	$16,154
Long-term contract receivable	34,255	(1,529)	32,726	34,818	(1,554)	33,264
Total	$55,241	$(4,292)	$50,949	$53,330	$(3,912)	$49,418

NRP recorded $0.4 million and $(0.4) million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended March 31, 2021 and 2020, respectively.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

16.    Subsequent Events
The following represents material events that have occurred subsequent to March 31, 2021 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In May 2021, the Board of Directors declared a distribution of $0.45 per common unit with respect to the first quarter of 2021. The Board of Directors also declared a distribution on NRP's preferred units with respect to the first quarter of 2021 to be paid one-half in cash equal to $3.86 million and one-half in kind through the issuance of 3,863 additional preferred units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2020.
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
These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 for important factors that could cause our actual results of operations or our actual financial condition to differ.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) less equity earnings from unconsolidated investment, net income attributable to non-controlling interest and gain on reserve swap; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 8. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2020. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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
Free Cash Flow
Free cash flow ("FCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as investing or financing activities. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.
Introduction
The following discussion and analysis presents management's view of our business, financial condition and overall performance. Our discussion and analysis consists of the following subjects:
•Executive Overview
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview
We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and own a non-controlling 49% interest in Ciner Wyoming, a trona ore mining and soda ash production business. Our common units trade on the New York Stock Exchange under the symbol "NRP." Our business is organized into two operating segments:
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
Soda Ash—consists of our 49% non-controlling equity interest in Ciner Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Ciner Wyoming mines the trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.
Our financial results by segment for the three months ended March 31, 2021 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$35,178	$1,973	$—	$37,151
Net income (loss)	$20,488	$1,953	$(14,060)	$8,381
Adjusted EBITDA (1)	$29,646	$3,900	$(4,110)	$29,436

Cash flow provided by (used in) continuing operations
Operating activities	$25,962	$3,888	$(6,650)	$23,200
Investing activities	$600	$—	$—	$600
Financing activities	$(132)	$—	$(26,691)	$(26,823)
Distributable cash flow (1)	$26,562	$3,888	$(6,650)	$23,800
Free cash flow (1)	$26,503	$3,888	$(6,650)	$23,741

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Business Outlook and Quarterly Distributions

The global COVID-19 pandemic has had a significant negative impact on demand for steel, electricity and glass, which translates to lower demand for the coal and soda ash that our properties produce. While demand for metallurgical and thermal coals and soda ash began to rebound during the third quarter of 2020, prices remain below pre-pandemic levels, and the coal and soda ash markets remain challenged. We are unable to predict the ultimate severity or duration of the COVID-19 pandemic or its impact on our or Ciner Wyoming's business. We generated $23.7 million of free cash flow during the quarter ended March 31, 2021, and ended the quarter with $196.8 million of liquidity consisting of $96.8 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility. As a result, we believe we have the financial flexibility to navigate the effects of the pandemic on our business. We continue to employ remote work protocols and are conducting business as usual despite the pandemic.

Despite our liquidity level at the end of the quarter, our consolidated leverage ratio has risen since early 2020 and was 4.5x at March 31, 2021. The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Accordingly, the Board of Directors of our general partner has declared a distribution on our preferred units to be paid one-half in kind through the issuance of additional preferred units (“PIK units”) for the past three quarters. We expect our leverage ratio to continue to rise through the second quarter of 2021 and then begin to decline as we continue to pay down debt. Under the terms of our partnership agreement, to the extent our consolidated leverage ratio remains above 3.75x into 2022 and we therefore remain unable to redeem any outstanding paid-in-kind preferred units, we may be required to temporarily suspend distributions on our common units until the leverage ratio drops below 3.75x and the outstanding paid-in-kind preferred units are redeemed.
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
Coal Royalty and Other Business Segment
Metallurgical coal markets remain challenged by the uncertainties around the COVID-19 pandemic, however prices have rebounded from the lows seen in the second quarter of 2020 and the outlook continues to strengthen. Domestic and export thermal coal markets continue to stabilize, but still face ongoing negative effects of the COVID-19 pandemic and the long-term challenges of lower utility demand, low natural gas prices, and the secular shift to renewable energy. Our lessees sold 6.6 million tons of coal from our properties in the first three months of 2021 and we derived approximately 50% of our coal royalty revenues and approximately 40% of our coal royalty sales volumes from metallurgical coal during the same period. In addition, we do not have significant sensitivity to thermal coal price movements primarily due to our lease amendments with Foresight Energy which we entered into in 2020.
Soda Ash Business Segment
While Ciner Wyoming's business has yet to recover to pre-COVID levels, overall sales volumes increased and overall production volumes increased over second quarter 2020 lows, though global prices remain depressed. While we believe Ciner Wyoming's facility is competitively positioned as one of the lowest cost producers of soda ash in the world, we expect the market to remain volatile as a result of ongoing uncertainties with the COVID-19 pandemic.
Revenues and other income in the first quarter of 2021 were lower by $4.3 million compared to the prior year quarter primarily as a result of lower sales prices due to demand disruptions caused by the COVID-19 pandemic.
In order to have financial flexibility during the COVID-19 pandemic, Ciner Wyoming suspended its regular quarterly distributions in the third quarter of 2020. Ciner Wyoming will continue to evaluate, on a quarterly basis, whether to reinstate the distribution. Ciner Wyoming’s ability to pay future quarterly distributions will be dependent in part on its cash reserves, liquidity, total debt levels and anticipated capital expenditures. Distributions received from Ciner Wyoming were $3.9 million in the first quarter of 2021 as compared to $7.1 million in the first quarter of 2020. Although Ciner Wyoming made a special distribution to its members in the first quarter of 2021, we do not believe Ciner Wyoming will resume regular quarterly distributions until they have greater visibility and confidence in global soda markets.

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

Results of Operations
First Three Months of 2021 and 2020 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
Operating Segment (In thousands)	2021	2020
Coal Royalty and Other	$35,178	$33,942	$1,236	4%
Soda Ash	1,973	6,272	(4,299)	(69)%
Total	$37,151	$40,214	$(3,063)	(8)%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2021	2020
Coal sales volumes (tons)
Appalachia
Northern	120	327	(207)	(63)%
Central	2,650	2,933	(283)	(10)%
Southern	100	222	(122)	(55)%
Total Appalachia	2,870	3,482	(612)	(18)%
Illinois Basin	2,658	505	2,153	426%
Northern Powder River Basin	1,059	527	532	101%
Total coal sales volumes	6,587	4,514	2,073	46%

Coal royalty revenue per ton
Appalachia
Northern	$3.64	$1.81	$1.83	101%
Central	4.22	4.83	(0.61)	(13)%
Southern	5.28	4.16	1.12	27%
Illinois Basin	2.06	4.35	(2.29)	(53)%
Northern Powder River Basin	3.37	4.13	(0.76)	(18)%
Combined average coal royalty revenue per ton	3.22	4.44	(1.22)	(27)%

Coal royalty revenues
Appalachia
Northern	$437	$593	$(156)	(26)%
Central	11,195	14,173	(2,978)	(21)%
Southern	528	923	(395)	(43)%
Total Appalachia	12,160	15,689	(3,529)	(22)%
Illinois Basin	5,483	2,199	3,284	149%
Northern Powder River Basin	3,573	2,177	1,396	64%
Unadjusted coal royalty revenues	21,216	20,065	1,151	6%
Coal royalty adjustment for minimum leases (1)	(5,851)	(963)	(4,888)	(508)%
Total coal royalty revenues	$15,365	$19,102	$(3,737)	(20)%

Other revenues
Production lease minimum revenues (1)	$3,450	$802	$2,648	330%
Minimum lease straight-line revenues (1)	6,096	3,809	2,287	60%
Property tax revenues	1,469	1,599	(130)	(8)%
Wheelage revenues	1,781	2,204	(423)	(19)%
Coal overriding royalty revenues	1,859	1,322	537	41%
Lease amendment revenues	868	843	25	3%
Aggregates royalty revenues	454	576	(122)	(21)%
Oil and gas royalty revenues	1,366	1,103	263	24%
Other revenues	219	73	146	200%
Total other revenues	$17,562	$12,331	$5,231	42%
Coal royalty and other	$32,927	$31,433	$1,494	5%
Transportation and processing services revenues	2,192	2,509	(317)	(13)%
Gain on asset sales and disposals	59	—	59	100%
Total Coal Royalty and Other segment revenues and other income	$35,178	$33,942	$1,236	4%

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight that fixed consideration paid to us over a two-year period.

Coal Royalty Revenues
Total coal royalty revenues decreased $3.7 million during the three months ended March 31, 2021 as compared to the prior year quarter primarily as a result of certain revenues previously classified as coal royalty revenues that are now classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight as mentioned above. Excluding the impacts of these reclassifications, coal royalty revenues increased $1.2 million period over period. The discussion by region is as follows:
•Appalachia: Coal royalty revenues decreased $3.5 million primarily due to a 18% decrease in sales volumes primarily driven by the termination of certain coal leases in 2020 as a result of weakened coal markets compounded by the COVID-19 pandemic.
•Illinois Basin: Coal royalty revenues increased $3.3 million primarily due to a 426% increase in sales volumes, partially offset by a 53% decrease in sales prices as compared to the prior year quarter.
•Northern Powder River Basin: Sales volumes increased 101% and coal royalty revenues increased $1.4 million primarily due to our lessee mining on our property in accordance with its mine plan in 2021, partially offset by a 18% decrease in sales prices as compared to the prior year quarter.
Other Revenues
Other revenues increased $5.2 million primarily due to a $2.6 million increase in production lease minimum revenues and a $2.3 million increase in minimum lease straight-line revenues, both primarily a result of the contract modifications with Foresight as discussed above.
Soda Ash

Revenues and other income related to our Soda Ash segment decreased $4.3 million compared to the prior year quarter primarily as a result of lower sales prices due to demand disruptions caused by the COVID-19 pandemic

Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended March 31,		Increase	Percentage Change
(In thousands)	2021	2020
Operating expenses
Operating and maintenance expenses	$5,552	$5,202	$350	7%
Depreciation, depletion and amortization	5,092	2,012	3,080	153%
General and administrative expenses	4,110	3,913	197	5%
Asset impairments	4,043	—	4,043	100%
Total operating expenses	$18,797	$11,127	$7,670	69%

Total operating expenses increased $7.7 million primarily due to a $4.0 million increase in asset impairments as a result of lease termination, and a $3.1 million increase in depreciation, depletion and amortization expense as a result of increased production at certain Illinois Basin coal properties. The remaining $0.6 million increase was due to a $1.3 million increase in certain costs primarily driven by increased bad debt expense, partially offset by a $0.7 million reduction in controllable costs as a result of our cost saving initiatives.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2021
Net income (loss)	$20,488	$1,953	$(14,060)	$8,381
Less: equity earnings from unconsolidated investment	—	(1,973)	—	(1,973)
Add: total distributions from unconsolidated investment	—	3,920	—	3,920
Add: interest expense, net	23	—	9,950	9,973
Add: depreciation, depletion and amortization	5,092	—	—	5,092
Add: asset impairments	4,043	—	—	4,043
Adjusted EBITDA	$29,646	$3,900	$(4,110)	$29,436

March 31, 2020
Net income (loss)	$26,744	$6,256	$(14,221)	$18,779
Less: equity earnings from unconsolidated investment	—	(6,272)	—	(6,272)
Add: total distributions from unconsolidated investment	—	7,105	—	7,105
Add: interest expense, net	—	—	10,308	10,308
Add: depreciation, depletion and amortization	2,012	—	—	2,012
Adjusted EBITDA	$28,756	$7,089	$(3,913)	$31,932

Adjusted EBITDA decreased $2.5 million primarily due to $3.2 million of lower cash distributions received from Ciner Wyoming in the first three months of 2021 as compared to the prior year quarter.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$25,962	$3,888	$(6,650)	$23,200
Investing activities	600	—	—	600
Financing activities	(132)	—	(26,691)	(26,823)

March 31, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$30,556	$7,089	$(7,490)	$30,155
Investing activities	272	—	—	272
Financing activities	—	—	(28,186)	(28,186)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
March 31, 2021
Net cash provided by (used in) operating activities of continuing operations	$25,962	$3,888	$(6,650)	$23,200
Add: proceeds from asset sales and disposals	59	—	—	59
Add: return of long-term contract receivable	541	—	—	541
Distributable cash flow	$26,562	$3,888	$(6,650)	$23,800
Less: proceeds from asset sales and disposals	(59)	—	—	(59)
Free cash flow	$26,503	$3,888	$(6,650)	$23,741

March 31, 2020
Net cash provided by (used in) operating activities of continuing operations	$30,556	$7,089	$(7,490)	$30,155
Add: proceeds from sale of discontinued operations	—	—	—	(66)
Add: return of long-term contract receivable	272	—	—	272
Distributable cash flow	$30,828	$7,089	$(7,490)	$30,361
Less: proceeds from sale of discontinued operations	—	—	—	66
Free cash flow	$30,828	$7,089	$(7,490)	$30,427

DCF and FCF decreased $6.6 million and $6.7 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF decreased $4.3 million primarily as a result of lease amendment fee payments received in the first quarter of 2020.
•Soda Ash Segment
◦DCF and FCF decreased $3.2 million as a result of lower cash distributions received from Ciner Wyoming in the first three months of 2021 as compared to the prior year period.
Liquidity and Capital Resources
Current Liquidity
As of March 31, 2021, we had total liquidity of $196.8 million, consisting of $96.8 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility. We have significant debt service obligations, including approximately $23 million of principal repayments on Opco’s senior notes throughout the remainder of 2021. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business through the current market environment.
Cash Flows
Cash flows provided by operating activities decreased $8.7 million, from $31.9 million in the three months ended March 31, 2020 to $23.2 million in the three months ended March 31, 2021 primarily related to lower operating cash flow as a result of lease amendment fee payments received in the first quarter of 2020 in addition to lower cash distributions received from Ciner Wyoming in the first three months of 2021 as compared to the prior year quarter.
Cash flows used in financing activities decreased $3.0 million, from $29.8 million in the three months ended March 31, 2020 to $26.8 million in the three months ended March 31, 2021 primarily due to lower preferred unit cash distributions in the first quarter of 2021 as a result of paying half of the distribution in kind through the issuance of additional preferred units.

Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(In thousands)	2021	2020
Current portion of long-term debt, net	$39,042	$39,055
Long-term debt, net	416,121	432,444
Total debt, net	$455,163	$471,499
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

Summary of Critical Accounting Estimates
The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Standards
The information set forth under Note 1. Basis of Presentation to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include this disclosure in our Form 10-Q for the quarterly period ended March 31, 2021.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2021 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.
ITEM 1A. RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 6, 2021	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)