Form 10-Q
period 2021-06-30
NATURAL RESOURCE PARTNERS LP
filed 2021-08-06
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except unit data)	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$97,908	$99,790
Accounts receivable, net	15,322	12,322
Other current assets, net	4,038	5,080
Total current assets	$117,268	$117,192
Land	24,008	24,008
Mineral rights, net	447,155	460,373
Intangible assets, net	16,742	17,459
Equity in unconsolidated investment	266,433	262,514
Long-term contract receivable, net	32,514	33,264
Other long-term assets, net	6,085	7,067
Total assets	$910,205	$921,877
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,293	$1,385
Accrued liabilities	5,746	7,733
Accrued interest	1,423	1,714
Current portion of deferred revenue	10,293	11,485
Current portion of long-term debt, net	39,060	39,055
Total current liabilities	$57,815	$61,372
Deferred revenue	51,793	50,069
Long-term debt, net	414,099	432,444
Other non-current liabilities	4,819	5,131
Total liabilities	$528,526	$549,016
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (261,420 and 253,750 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at June 30, 2021 and $1,700 per unit at December 31, 2020)	$176,006	$168,337
Partners’ capital
Common unitholders’ interest (12,351,306 and 12,261,199 units issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	$134,836	$136,927
General partner’s interest	434	459
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive income	3,587	322
Total partners’ capital	$205,673	$204,524
Total liabilities and partners' capital	$910,205	$921,877

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2021	2020	2021	2020
Revenues and other income
Coal royalty and other	$33,611	$31,666	$66,538	$63,099
Transportation and processing services	2,182	1,938	4,374	4,447
Equity in earnings (loss) of Ciner Wyoming	2,601	(3,058)	4,574	3,214
Gain on asset sales and disposals	116	465	175	465
Total revenues and other income	$38,510	$31,011	$75,661	$71,225

Operating expenses
Operating and maintenance expenses	$5,170	$8,217	$10,722	$13,419
Depreciation, depletion and amortization	4,871	2,062	9,963	4,074
General and administrative expenses	3,388	3,621	7,498	7,534
Asset impairments	16	132,283	4,059	132,283
Total operating expenses	$13,445	$146,183	$32,242	$157,310

Income (loss) from operations	$25,065	$(115,172)	$43,419	$(86,085)

Interest expense, net	$(9,683)	$(10,329)	$(19,656)	$(20,637)

Net income (loss)	$15,382	$(125,501)	$23,763	$(106,722)
Less: income attributable to preferred unitholders	(7,842)	(7,613)	(15,569)	(15,113)
Net income (loss) attributable to common unitholders and the general partner	$7,540	$(133,114)	$8,194	$(121,835)

Net income (loss) attributable to common unitholders	$7,389	$(130,452)	$8,030	$(119,398)
Net income (loss) attributable to the general partner	151	(2,662)	164	(2,437)

Net income (loss) per common unit (see Note 4)
Basic	$0.60	$(10.64)	$0.65	$(9.74)
Diluted	0.56	(10.64)	0.65	(9.74)

Net income (loss)	$15,382	$(125,501)	$23,763	$(106,722)
Comprehensive income from unconsolidated investment and other	2,533	1,359	3,265	336
Comprehensive income (loss)	$17,915	$(124,142)	$27,028	$(106,386)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524	$—	$204,524
Net income (1)	—	8,213	168	—	—	8,381	—	8,381
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)	—	(7,613)
Issuance of unit-based awards	90	—	—	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	215	—	—	—	215	—	215
Capital contribution	—	—	32	—	—	32	—	32
Comprehensive income from unconsolidated investment and other	—	—	—	—	732	732	—	732
Balance at March 31, 2021	12,351	$132,377	$394	$66,816	$1,054	$200,641	$—	$200,641
Net income (2)	—	15,074	308	—	—	15,382	—	15,382
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)	—	(5,672)
Distributions to preferred unitholders	—	(7,571)	(155)	—	—	(7,726)	—	(7,726)
Unit-based awards amortization and vesting	—	515	—	—	—	515	—	515
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,533	2,533	—	2,533
Balance at June 30, 2021	12,351	$134,836	$434	$66,816	$3,587	$205,673	$—	$205,673

(1)Net income includes $7.7 million of income attributable to preferred unitholders that accumulated during the period, of which $7.6 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.
(2)Net income includes $7.8 million of income attributable to preferred unitholders that accumulated during the period, of which $7.7 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

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

(1)Net income includes $7.5 million of income attributable to preferred unitholders that accumulated during the period, of which $7.4 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.
(2)Net loss includes $7.6 million of income attributable to preferred unitholders that accumulated during the period, of which $7.5 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$23,763	$(106,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	9,963	4,074
Distributions from unconsolidated investment	3,920	14,210
Equity earnings from unconsolidated investment	(4,574)	(3,214)
Gain on asset sales and disposals	(175)	(465)
Asset impairments	4,059	132,283
Bad debt expense	(354)	3,657
Unit-based compensation expense	1,719	1,653
Amortization of debt issuance costs and other	1,246	(1,086)
Change in operating assets and liabilities:
Accounts receivable	(3,169)	3,373
Accounts payable	(93)	49
Accrued liabilities	(1,196)	(3,776)
Accrued interest	(291)	(291)
Deferred revenue	531	10,467
Other items, net	1,235	(4,122)
Net cash provided by operating activities of continuing operations	$36,584	$50,090
Net cash provided by operating activities of discontinued operations	—	1,706
Net cash provided by operating activities	$36,584	$51,796
Cash flows from investing activities
Proceeds from asset sales and disposals	$175	$507
Return of long-term contract receivable	1,082	1,130
Acquisition of non-controlling interest in BRP	—	(1,000)
Net cash provided by investing activities of continuing operations	$1,257	$637
Net cash used in investing activities of discontinued operations	—	(66)
Net cash provided by investing activities	$1,257	$571
Cash flows from financing activities
Debt repayments	$(19,061)	$(19,061)
Distributions to common unitholders and the general partner	(11,302)	(5,630)
Distributions to preferred unitholders	(7,670)	(15,113)
Contributions from discontinued operations	—	1,640
Acquisition of non-controlling interest in BRP	(1,000)	—
Other items	(690)	—
Net cash used in financing activities of continuing operations	$(39,723)	$(38,164)
Net cash used in financing activities of discontinued operations	—	(1,640)
Net cash used in financing activities	$(39,723)	$(39,804)

Net increase (decrease) in cash and cash equivalents	$(1,882)	$12,563
Cash and cash equivalents of continuing operations at beginning of period	99,790	98,265
Cash and cash equivalents at end of period	$97,908	$110,828
Supplemental cash flow information:
Cash paid for interest	$18,931	$20,222
Non-cash investing and financing activities:
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$—	$924
Preferred unit distributions paid-in-kind	7,669	—
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
Principles of Consolidation and Reporting
The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2020 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2021. Certain reclassifications have been made to prior year amounts in the Notes to Consolidated Financial Statements to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income (loss) or cash flows from operating, investing or financing activities.

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Coal Royalty and Other segment revenues by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Coal royalty revenues (1)	$18,298	$10,847	$33,663	$29,949
Production lease minimum revenues (1)	3,556	8,485	7,006	9,287
Minimum lease straight-line revenues (1)	4,869	4,987	10,965	8,796
Property tax revenues	1,587	761	3,056	2,360
Wheelage revenues	1,844	1,584	3,625	3,788
Coal overriding royalty revenues	976	683	2,835	2,005
Lease amendment revenues	772	890	1,640	1,733
Aggregates royalty revenues	456	271	910	847
Oil and gas royalty revenues	900	2,742	2,266	3,845
Other revenues	353	416	572	489
Coal royalty and other revenues	$33,611	$31,666	$66,538	$63,099
Transportation and processing services revenues (2)	2,182	1,938	4,374	4,447
Total coal royalty and other segment revenues	$35,793	$33,604	$70,912	$67,546

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications to certain leases that fixed consideration paid to the Partnership over a two year period.
(2)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $1.2 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million for the six months ended June 30, 2021 and 2020. The remaining transportation and processing services revenues of $0.9 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2021 and 2020, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2021	2020
Receivables
Accounts receivable, net	$13,118	$10,193
Other current assets, net (1)	3,320	3,307
Other long-term assets, net (2)	250	525

Contract liabilities
Current portion of deferred revenue	$10,293	$11,485
Deferred revenue	51,793	50,069

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	For the Six Months Ended June 30,
(In thousands)	2021	2020
Balance at beginning of period (current and non-current)	$61,554	$51,821
Increase due to minimums and lease amendment fees	7,938	42,611
Recognition of previously deferred revenue	(7,406)	(32,144)
Balance at end of period (current and non-current)	$62,086	$62,288

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of June 30, 2021 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments (2)
0 - 5 years	4.6	$14,497
5 - 10 years	4.9	8,128
10+ years	14.0	28,463
Total	9.4	$51,088

(1)Lease term does not include renewal periods.
(2)Annual minimum payments do not include $9.7 million of the $20.0 million of fixed consideration owed to NRP for the remainder of 2021 resulting from contract modifications entered into during the second quarter of 2020. Additionally, $2.5 million of this remaining $9.7 million relates to a coal infrastructure lease that is accounted for as a financing transaction. See Note 14. Financing Transaction for more information.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Income (loss) available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income (loss) available to common unitholders and the general partner by $7.8 million and $7.6 million during the three months ended June 30, 2021 and 2020, respectively, and $15.6 million and $15.1 million during the six months ended June 30, 2021 and 2020, respectively, as a result of accumulated preferred unit distributions earned during the period. In May 2021, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended March 31, 2021, which resulted in the issuance of an additional 3,863 preferred units during the three months ended June 30, 2021. In February 2021, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended December 31, 2020, which resulted in the issuance of an additional 3,806 preferred units during the three months ended March 31, 2021. In May 2020, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended March 31, 2020, and then redeemed all of these outstanding paid in kind preferred units on June 30, 2020.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the six months ended June 30, 2021 and 2020, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806
May 2021	January 1 - March 31, 2021	0.45	5,672	15.00	3,864

2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500
May 2020	January 1 - March 31, 2020	—	—	15.00	3,750
June 2020	January 1 - March 31, 2020	—	—	15.45	3,863

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended June 30, 2021 includes the assumed conversion of the preferred units. The calculation of diluted net income (loss) per common unit for the six months ended June 30, 2021 and the three and six months ended June 30, 2020 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income (loss) per common unit for the three and six months ended June 30, 2021 and 2020 does not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2021	2020	2021	2020
Allocation of net income (loss)
Net income (loss)	$15,382	$(125,501)	$23,763	$(106,722)
Less: income attributable to preferred unitholders	(7,842)	(7,613)	(15,569)	(15,113)
Net income (loss) attributable to common unitholders and the general partner	$7,540	$(133,114)	$8,194	$(121,835)
Add (less): net loss (income) attributable to the general partner	(151)	2,662	(164)	2,437
Net income (loss) attributable to common unitholders	$7,389	$(130,452)	$8,030	$(119,398)

Basic net income (loss) per common unit
Weighted average common units—basic	12,351	12,261	12,322	12,261
Basic net income (loss) per common unit	$0.60	$(10.64)	$0.65	$(9.74)

Diluted net income (loss) per common unit
Weighted average common units—basic	12,351	12,261	12,322	12,261
Plus: dilutive effect of preferred units	14,351	—	—	—
Plus: dilutive effect of unvested unit-based awards	119	—	117	—
Weighted average common units—diluted	26,821	12,261	12,439	12,261

Net income (loss)	$15,382	$(125,501)	$23,763	$(106,722)
Less: income attributable to preferred unitholders	—	(7,613)	(15,569)	(15,113)
Diluted net income (loss) attributable to common unitholders and the general partner	$15,382	$(133,114)	$8,194	$(121,835)
Add (less): diluted net loss (income) attributable to the general partner	(308)	2,662	(164)	2,437
Diluted net income (loss) attributable to common unitholders	$15,074	$(130,452)	$8,030	$(119,398)

Diluted net income (loss) per common unit	$0.56	$(10.64)	$0.65	$(9.74)

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Three Months Ended June 30, 2021
Revenues	$35,793	$2,601	$—	$38,394
Gain on asset sales and disposals	116	—	—	116
Operating and maintenance expenses	5,135	35	—	5,170
Depreciation, depletion and amortization	4,871	—	—	4,871
General and administrative expenses	—	—	3,388	3,388
Asset impairments	16	—	—	16
Interest expense, net	1	—	9,682	9,683
Net income (loss)	25,886	2,566	(13,070)	15,382

For the Three Months Ended June 30, 2020
Revenues	$33,604	$(3,058)	$—	$30,546
Gain on asset sales and disposals	465	—	—	465
Operating and maintenance expenses	8,188	29	—	8,217
Depreciation, depletion and amortization	2,062	—	—	2,062
General and administrative expenses	—	—	3,621	3,621
Asset impairment	132,283	—	—	132,283
Interest expense, net	15	—	10,314	10,329
Net loss	(108,479)	(3,087)	(13,935)	(125,501)

For the Six Months Ended June 30, 2021
Revenues	$70,912	$4,574	$—	$75,486
Gain on asset sales and disposals	175	—	—	175
Operating and maintenance expenses	10,667	55	—	10,722
Depreciation, depletion and amortization	9,963	—	—	9,963
General and administrative expenses	—	—	7,498	7,498
Asset impairments	4,059	—	—	4,059
Interest expense, net	24	—	19,632	19,656
Net income (loss)	46,374	4,519	(27,130)	23,763

For the Six Months Ended June 30, 2020
Revenues	$67,546	$3,214	$—	$70,760
Gain on asset sales and disposals	465	—	—	465
Operating and maintenance expenses	13,374	45	—	13,419
Depreciation, depletion and amortization	4,074	—	—	4,074
General and administrative expenses	—	—	7,534	7,534
Asset impairments	132,283	—	—	132,283
Interest expense, net	15	—	20,622	20,637
Net income (loss)	(81,735)	3,169	(28,156)	(106,722)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$261,299	$261,224	$262,514	$263,080
Income (loss) allocation to NRP’s equity interests	3,855	(2,047)	7,071	5,446
Amortization of basis difference	(1,254)	(1,011)	(2,497)	(2,232)
Other comprehensive income	2,533	1,359	3,265	336
Distribution	—	(7,105)	(3,920)	(14,210)
Balance at end of period	$266,433	$252,420	$266,433	$252,420
The following table represents summarized financial information for Ciner Wyoming as derived from their respective unaudited financial statements for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net sales	$120,690	$76,184	$248,481	$190,607
Gross profit	14,087	2,242	26,787	23,659
Net income (loss)	7,867	(4,177)	14,430	11,115

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	June 30, 2021			December 31, 2020
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$781,376	$(355,252)	$426,124	$785,623	$(346,773)	$438,850
Aggregates properties	8,995	(3,006)	5,989	9,039	(2,819)	6,220
Oil and gas royalty properties	12,354	(8,854)	3,500	12,354	(8,593)	3,761
Other	13,154	(1,612)	11,542	13,154	(1,612)	11,542
Total mineral rights, net	$815,879	$(368,724)	$447,155	$820,170	$(359,797)	$460,373
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $4.4 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively, and $9.2 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

During the six months ended June 30, 2021, the Partnership recorded $4.1 million of impairment expense primarily due to lease termination that resulted in the full impairment of a coal property. During the three and six months ended June 30, 2020, the Partnership recorded $132.3 million of expense to fully impair certain properties, primarily related to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mining plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of June 30, 2021 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

8.    Debt, Net
The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2021	2020
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$4,730	$7,094
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	18,013	18,013
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	38,053	50,738
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,035	16,047
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	68,524	68,524
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	17,464	17,464
Total Opco Senior Notes	$158,819	$177,880
Total debt at face value	$458,819	$477,880
Net unamortized debt issuance costs	(5,660)	(6,381)
Total debt, net	$453,159	$471,499
Less: current portion of long-term debt	(39,060)	(39,055)
Total long-term debt, net	$414,099	$432,444

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
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of June 30, 2021 and December 31, 2020, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of June 30, 2021 and December 31, 2020, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
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
During the three and six months ended June 30, 2021 and 2020, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at both June 30, 2021 and December 31, 2020.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $356.3 million and $364.5 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2021 and December 31, 2020, the Opco Senior Notes had cumulative principal balances of $158.8 million and $177.9 million, respectively. Opco made mandatory principal payments of $19.1 million during the six months ended June 30, 2021 and 2020.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through June 30, 2021.
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
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		June 30, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$295,697	$295,500	$295,160	$274,500
Opco Senior Notes (1)	3	157,462	156,437	176,339	162,760
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable, net (current and long-term) (2)	3	$34,668	$26,536	$35,313	$27,025

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 99% and 92% of par value at June 30, 2021 and December 31, 2020, respectively.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at June 30, 2021 and December 31, 2020.
NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of June 30, 2021 and December 31, 2020.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Related Party Transactions
Affiliates of our General Partner
The Partnership’s general partner does not receive any management fee or other compensation for its management of NRP. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and Western Pocahontas Properties Limited Partnership ("WPPLP"), affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. These QMC and WPPLP employee management service costs are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). NRP also reimburses overhead costs incurred by its affiliates, including Quintana Infrastructure Development ("QID"), to manage the Partnership's business. These overhead costs include certain rent, information technology, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s general partner and its affiliates and are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).
Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Operating and maintenance expenses	$1,645	$1,596	$3,252	$3,300
General and administrative expenses	1,115	1,119	2,301	2,321
The Partnership had accounts payable on its Consolidated Balance Sheets of $0.4 million to QMC and $0.3 million to WPPLP at both June 30, 2021 and December 31, 2020.
During the three months ended June 30, 2021 and 2020, the Partnership recognized $1.0 million and $0.1 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP. These amounts were $1.2 million and $0.2 million during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021 and December 31, 2020 the Partnership had $0.0 million and $0.3 million, respectively, of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.
11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy Resources LLC ("Foresight") (1) (2)	$8,562	22%	$9,799	32%	$17,134	23%	$18,460	26%
Alpha Metallurgical Resources, Inc. (1)	8,851	23%	7,450	24%	16,894	22%	16,021	23%

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Commitments and Contingencies
NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.
13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2021 and 2020 were valued using the closing price of NRP's common units as of the grant date. The grant date fair value of these awards granted during the six months ended June 30, 2021 and 2020 were $3.8 million and $3.5 million, respectively. Total unit-based compensation expense associated with these awards was $0.6 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $1.7 million for the six months ended June 30, 2021 and 2020 and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of June 30, 2021 is $5.2 million, which is to be recognized over a weighted average period of 1.9 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2020 was $3.7 million.
A summary of the unit activity in the outstanding grants during 2021 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2021	355	$26.20
Granted	219	$17.31
Fully vested and issued	(129)	$21.38
Forfeitures	(34)	$26.00
Outstanding at June 30, 2021	411	$23.00

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

As of June 30, 2021 and December 31, 2020, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	June 30, 2021			December 31, 2020
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$20,921	$(2,029)	$18,892	$18,512	$(2,358)	$16,154
Long-term contract receivable	33,680	(1,166)	32,514	34,818	(1,554)	33,264
Total	$54,601	$(3,195)	$51,406	$53,330	$(3,912)	$49,418

NRP recorded $(1.1) million and $0.1 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) related to the change in the CECL allowance during the three months ended June 30, 2021 and 2020, respectively, and $(0.7) million and $(0.3) million during the six months ended June 30, 2021 and 2020, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

16.    Subsequent Events
The following represents material events that have occurred subsequent to June 30, 2021 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In August 2021, the Board of Directors declared a distribution of $0.45 per common unit with respect to the second quarter of 2021. The Board of Directors also declared a distribution on NRP's preferred units with respect to the second quarter of 2021 to be paid one-half in cash equal to $3.92 million and one-half in kind through the issuance of 3,921 additional preferred units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and six month periods ended June 30, 2021 and 2020 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2020.
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
In addition to actively managing its currently producing coal and hard mineral properties over the last year, we continue working to identify alternative revenue sources across our large portfolio of land, mineral and timber assets. The types of opportunities we are exploring include the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy. While the timing and likelihood of cash flows being realized from any of these activities is highly uncertain, we believe our large ownership footprint throughout the United States will provide opportunities to create value in this regard with minimal capital investment.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.
Our financial results by segment for the six months ended June 30, 2021 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$71,087	$4,574	$—	$75,661
Net income (loss)	$46,374	$4,519	$(27,130)	$23,763
Adjusted EBITDA (1)	$60,420	$3,865	$(7,498)	$56,787

Cash flow provided by (used in) continuing operations
Operating activities	$57,990	$3,853	$(25,259)	$36,584
Investing activities	$1,257	$—	$—	$1,257
Financing activities	$(1,132)	$—	$(38,591)	$(39,723)
Distributable cash flow (1)	$59,247	$3,853	$(25,259)	$37,841
Free cash flow (1)	$58,072	$3,853	$(25,259)	$36,666

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Business Outlook and Quarterly Distributions

Demand for metallurgical and thermal coals and soda ash continue to rebound from their lows in 2020 caused by the global COVID-19 pandemic. We generated $36.7 million of free cash flow during the six months ended June 30, 2021, and ended the quarter with $197.9 million of liquidity consisting of $97.9 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility.

Despite our steady liquidity, our consolidated leverage ratio has risen since early 2020 and was 4.6x at June 30, 2021. The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Accordingly, the Board of Directors of our general partner has declared a distribution on our preferred units to be paid one-half in kind through the issuance of additional preferred units (“PIK units”) for the past four quarters. We expect our leverage ratio to now begin to decline as we continue to pay down debt. Under the terms of our partnership agreement, to the extent our consolidated leverage ratio remains above 3.75x into 2022 and we therefore remain unable to redeem any outstanding paid-in-kind preferred units, we may be required to temporarily suspend distributions on our common units until the leverage ratio drops below 3.75x and the outstanding paid-in-kind preferred units are redeemed.
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
Coal Royalty and Other Business Segment
Metallurgical coal markets have rebounded from the lows seen in 2020 and the outlook remains strong as steel demand driven by global economic recovery is more than offsetting challenges related to the COVID-19 pandemic. Domestic and export thermal coal markets have significantly improved from the lows seen in 2020, but still face ongoing negative effects of the COVID-19 pandemic and the long-term challenges of lower electricity demand, competition from natural gas, and the secular shift to renewable energy. However, NRP does not have significant sensitivity to thermal coal price movements this year since the substantial majority of NRP's thermal cash flows are fixed through 2021 pursuant to a contract with Foresight Energy that went into effect as they emerged from bankruptcy last year.

Our lessees sold 13.1 million tons of coal from our properties in the first six months of 2021 and we derived approximately 60% of our coal royalty revenues and approximately 45% of our coal royalty sales volumes from metallurgical coal during the same period.
Soda Ash Business Segment
Ciner Wyoming's business continues to recover to pre-COVID-19 levels. While we believe Ciner Wyoming's facility is competitively positioned as one of the lowest cost producers of soda ash in the world, we expect the market to remain volatile as a result of ongoing uncertainties with the COVID-19 pandemic.
Revenues and other income in the first six months of 2021 were higher by $1.4 million compared to the prior year period primarily as a result of an increase in sales volumes as demand for soda ash rebounded from lows caused by the global COVID-19 pandemic.
In order to have financial flexibility during the COVID-19 pandemic, Ciner Wyoming suspended its regular quarterly distributions in the third quarter of 2020. Ciner Wyoming will continue to evaluate, on a quarterly basis, whether to reinstate the distribution. Ciner Wyoming’s ability to pay future quarterly distributions will be dependent in part on its cash reserves, liquidity, total debt levels and anticipated capital expenditures. Distributions received from Ciner Wyoming were $3.9 million in the first six months of 2021 as compared to $14.2 million in the first six months of 2020. Although Ciner Wyoming made a special distribution to its members in the first quarter of 2021, we do not believe Ciner Wyoming will resume regular quarterly distributions until they have greater visibility and confidence in global soda markets.

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

Results of Operations
Second Quarter of 2021 and 2020 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended June 30,		Increase	Percentage Change
Operating Segment (In thousands)	2021	2020
Coal Royalty and Other	$35,909	$34,069	$1,840	5%
Soda Ash	2,601	(3,058)	5,659	185%
Total	$38,510	$31,011	$7,499	24%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2021	2020
Coal sales volumes (tons)
Appalachia
Northern	405	87	318	366%
Central	2,975	2,463	512	21%
Southern	316	426	(110)	(26)%
Total Appalachia	3,696	2,976	720	24%
Illinois Basin	2,640	578	2,062	357%
Northern Powder River Basin	185	340	(155)	(46)%
Total coal sales volumes	6,521	3,894	2,627	67%

Coal royalty revenue per ton
Appalachia
Northern	$4.45	$2.74	$1.71	62%
Central	4.62	4.04	0.58	14%
Southern	7.63	4.96	2.67	54%
Illinois Basin	2.01	1.97	0.04	2%
Northern Powder River Basin	4.15	3.15	1.00	32%
Combined average coal royalty revenue per ton	3.69	3.73	(0.04)	(1)%

Coal royalty revenues
Appalachia
Northern	$1,804	$238	$1,566	658%
Central	13,756	9,951	3,805	38%
Southern	2,410	2,111	299	14%
Total Appalachia	17,970	12,300	5,670	46%
Illinois Basin	5,300	1,137	4,163	366%
Northern Powder River Basin	768	1,071	(303)	(28)%
Unadjusted coal royalty revenues	24,038	14,508	9,530	66%
Coal royalty adjustment for minimum leases (1)	(5,740)	(3,661)	(2,079)	(57)%
Total coal royalty revenues	$18,298	$10,847	$7,451	69%

Other revenues
Production lease minimum revenues (1)	$3,556	$8,485	$(4,929)	(58)%
Minimum lease straight-line revenues (1)	4,869	4,987	(118)	(2)%
Property tax revenues	1,587	761	826	109%
Wheelage revenues	1,844	1,584	260	16%
Coal overriding royalty revenues	976	683	293	43%
Lease amendment revenues	772	890	(118)	(13)%
Aggregates royalty revenues	456	271	185	68%
Oil and gas royalty revenues	900	2,742	(1,842)	(67)%
Other revenues	353	416	(63)	(15)%
Total other revenues	$15,313	$20,819	$(5,506)	(26)%
Coal royalty and other	$33,611	$31,666	$1,945	6%
Transportation and processing services revenues	2,182	1,938	244	13%
Gain on asset sales and disposals	116	465	(349)	(75)%
Total Coal Royalty and Other segment revenues and other income	$35,909	$34,069	$1,840	5%

(1)Beginning April 1, 2020 and effective January 1, 2020, certain revenues previously classified as coal royalty revenues are classified as production lease minimum revenues or minimum lease straight-line revenues due to contract modifications with Foresight that fixed consideration paid to us over a two-year period.

Coal Royalty Revenues
Approximately 65% of coal royalty revenues and approximately 50% of coal royalty sales volumes were derived from metallurgical coal during the three months ended June 30, 2021. Total coal royalty revenues increased $7.5 million as compared to the prior year quarter as a result of increased demand for both metallurgical and thermal coals from their lows in 2020 caused by the global COVID-19 pandemic. The discussion by region is as follows:
•Appalachia: Coal royalty revenues increased $5.7 million primarily due to a 24% increase in sales volumes in addition to higher sales prices as compared to the prior year quarter.
•Illinois Basin: Coal royalty revenues increased $4.2 million primarily due to a 357% increase in sales volumes for the three months ended June 30, 2021 as compared to the prior year quarter. In the second quarter of 2020, we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight for calendar years 2020 and 2021. As a result of these amendments, actual revenues recognized from Foresight were flat period-over-period.
•Northern Powder River Basin: Coal royalty revenues decreased $0.3 million primarily due to a 46% decrease in sales volumes as our lessee mined on our property less during the second quarter of 2021 as compared to the prior year quarter in accordance with its mine plan, partially offset by a 32% increase in sales prices as compared to the prior year quarter.
Other Revenues
Other revenues decreased $5.5 million primarily due to decreased production lease minimum revenues as a result of the contract modifications with Foresight beginning to be accounted for in the second quarter of 2020 as discussed above.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $5.7 million compared to the prior year quarter primarily as a result of increased in sales volumes as demand for soda ash continued to rebound from its low in 2020 caused by the global COVID-19 pandemic.
Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2021	2020
Operating expenses
Operating and maintenance expenses	$5,170	$8,217	$(3,047)	(37)%
Depreciation, depletion and amortization	4,871	2,062	2,809	136%
General and administrative expenses	3,388	3,621	(233)	(6)%
Asset impairments	16	132,283	(132,267)	(100)%
Total operating expenses	$13,445	$146,183	$(132,738)	(91)%
Total operating expenses decreased $132.7 million primarily due to a $132.3 million decrease in asset impairments. Asset impairments in the three months ended June 30, 2020 were due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The $3.0 million decrease in operating and maintenance expenses was primarily due to a decrease in bad debt expense. These decreases were partially offset by a $2.8 million increase in depreciation, depletion and amortization expense as a result of increased production at certain Illinois Basin coal properties.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2021
Net income (loss)	$25,886	$2,566	$(13,070)	$15,382
Less: equity earnings from unconsolidated investment	—	(2,601)	—	(2,601)
Add: interest expense, net	1	—	9,682	9,683
Add: depreciation, depletion and amortization	4,871	—	—	4,871
Add: asset impairments	16	—	—	16
Adjusted EBITDA	$30,774	$(35)	$(3,388)	$27,351

June 30, 2020
Net loss	$(108,479)	$(3,087)	$(13,935)	$(125,501)
Less: equity earnings from unconsolidated investment	—	3,058	—	3,058
Add: total distributions from unconsolidated investment	—	7,105	—	7,105
Add: interest expense, net	15	—	10,314	10,329
Add: depreciation, depletion and amortization	2,062	—	—	2,062
Add: asset impairments	132,283	—	—	132,283
Adjusted EBITDA	$25,881	$7,076	$(3,621)	$29,336

Adjusted EBITDA decreased $2.0 million primarily due to $7.1 million of lower cash distributions received from Ciner Wyoming in the in second quarter of 2021 as compared to the second quarter of 2020, partially offset by a $4.9 million increase in Adjusted EBITDA within our Coal Royalty and Other segment as a result of lower operating and maintenance expenses and higher revenues and other income, both discussed above.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$32,028	$(35)	$(18,609)	$13,384
Investing activities	657	—	—	657
Financing activities	(1,000)	—	(11,900)	(12,900)

June 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$31,953	$7,077	$(19,095)	$19,935
Investing activities	365	—	—	365
Financing activities	—	—	(9,978)	(9,978)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$32,028	$(35)	$(18,609)	$13,384
Add: proceeds from asset sales and disposals	116	—	—	116
Add: return of long-term contract receivable	541	—	—	541
Distributable cash flow	$32,685	$(35)	$(18,609)	$14,041
Less: proceeds from asset sales and disposals	(116)	—	—	(116)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$31,569	$(35)	$(18,609)	$12,925

June 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$31,953	$7,077	$(19,095)	$19,935
Add: proceeds from asset sales and disposals	507	—	—	507
Add: return of long-term contract receivable	858	—	—	858
Distributable cash flow	$33,318	$7,077	$(19,095)	$21,300
Less: proceeds from asset sales and disposals	(507)	—	—	(507)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$31,811	$7,077	$(19,095)	$19,793

DCF and FCF decreased $7.3 million and $6.9 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF were relatively flat in the second quarter of 2021 as compared to the prior year period as increased coal royalty cash flow due to stronger coal demand in the second quarter of 2021 was offset by $5 million of increased cash flow in the second quarter of 2020 related to the emergence of a lessee from bankruptcy.
•Soda Ash Segment
◦DCF and FCF decreased $7.1 million primarily as a result of cash distributions received from Ciner Wyoming in the second quarter of 2020. As previously mentioned, Ciner Wyoming suspended its regular quarterly distributions in the third quarter of 2020.

Results of Operations
First Six Months of 2021 and 2020 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Six Months Ended June 30,		Increase	Percentage Change
Operating Segment (In thousands)	2021	2020
Coal Royalty and Other	$71,087	$68,011	$3,076	5%
Soda Ash	4,574	3,214	1,360	42%
Total	$75,661	$71,225	$4,436	6%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2021	2020
Coal sales volumes (tons)
Appalachia
Northern	525	414	111	27%
Central	5,625	5,396	229	4%
Southern	416	648	(232)	(36)%
Total Appalachia	6,566	6,458	108	2%
Illinois Basin	5,298	1,083	4,215	389%
Northern Powder River Basin	1,244	867	377	43%
Total coal sales volumes	13,108	8,408	4,700	56%

Coal royalty revenue per ton
Appalachia
Northern	$4.27	$2.01	$2.26	112%
Central	4.44	4.47	(0.03)	(1)%
Southern	7.06	4.68	2.38	51%
Illinois Basin	2.04	3.08	(1.04)	(34)%
Northern Powder River Basin	3.49	3.75	(0.26)	(7)%
Combined average coal royalty revenue per ton	3.45	4.11	(0.66)	(16)%

Coal royalty revenues
Appalachia
Northern	$2,241	$831	$1,410	170%
Central	24,951	24,124	827	3%
Southern	2,938	3,034	(96)	(3)%
Total Appalachia	30,130	27,989	2,141	8%
Illinois Basin	10,783	3,336	7,447	223%
Northern Powder River Basin	4,341	3,248	1,093	34%
Unadjusted coal royalty revenues	45,254	34,573	10,681	31%
Coal royalty adjustment for minimum leases	(11,591)	(4,624)	(6,967)	(151)%
Total coal royalty revenues	$33,663	$29,949	$3,714	12%

Other revenues
Production lease minimum revenues	$7,006	$9,287	$(2,281)	(25)%
Minimum lease straight-line revenues	10,965	8,796	2,169	25%
Property tax revenues	3,056	2,360	696	29%
Wheelage revenues	3,625	3,788	(163)	(4)%
Coal overriding royalty revenues	2,835	2,005	830	41%
Lease amendment revenues	1,640	1,733	(93)	(5)%
Aggregates royalty revenues	910	847	63	7%
Oil and gas royalty revenues	2,266	3,845	(1,579)	(41)%
Other revenues	572	489	83	17%
Total other revenues	$32,875	$33,150	$(275)	(1)%
Coal royalty and other	$66,538	$63,099	$3,439	5%
Transportation and processing services revenues	4,374	4,447	(73)	(2)%
Gain on asset sales and disposals	175	465	(290)	(62)%
Total Coal Royalty and Other segment revenues and other income	$71,087	$68,011	$3,076	5%

Coal Royalty Revenues
Approximately 60% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the six months ended June 30, 2021. Total coal royalty revenues increased $3.7 million during the six months ended June 30, 2021 as compared to the prior year period primarily as a result of increased demand for both metallurgical and thermal coals from their lows in 2020 caused by the global COVID-19 pandemic. The discussion by region is as follows:
•Appalachia: Coal royalty revenues increased $2.1 million primarily due to a 2% increase in sales volumes in addition to higher sales prices as compared to the prior year.
•Illinois Basin: Coal royalty revenues increased $7.4 million primarily due to a 389% increase in sales volumes, partially offset by a 34% decrease in sales prices as compared to the prior year period. As previously mentioned, we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the us and Foresight for calendar years 2020 and 2021 and as a result actual revenues from Foresight were flat period-over-period.
•Northern Powder River Basin: Coal royalty revenues increased $1.1 million primarily due to a 43% increase in sales volumes related to our lessee mining on our property in accordance with its mine plan in 2021, partially offset by a 7% decrease in sales prices as compared to the prior year.
Soda Ash

Revenues and other income related to our Soda Ash segment increased $1.4 million compared to the prior year primarily as a result of increased in sales volumes as demand for soda ash continued to rebound from its low in 2020 caused by the global COVID-19 pandemic.

Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2021	2020
Operating expenses
Operating and maintenance expenses	$10,722	$13,419	$(2,697)	(20)%
Depreciation, depletion and amortization	9,963	4,074	5,889	145%
General and administrative expenses	7,498	7,534	(36)	—%
Asset impairments	4,059	132,283	(128,224)	(97)%
Total operating expenses	$32,242	$157,310	$(125,068)	(80)%

Total operating expenses decreased $125.1 million primarily due to a $128.2 million decrease in asset impairments. Asset impairments in the first six months of 2021 primarily related to a lease termination while asset impairments in the first six months of 2020 were due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The $2.7 million decrease in operating and maintenance expenses was primarily due to a decrease in bad debt expense. These decreases were partially offset by a $5.9 million increase in depreciation, depletion and amortization expense primarily as a result of increased production at certain Illinois Basin coal properties.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2021
Net income (loss)	$46,374	$4,519	$(27,130)	$23,763
Less: equity earnings from unconsolidated investment	—	(4,574)	—	(4,574)
Add: total distributions from unconsolidated investment	—	3,920	—	3,920
Add: interest expense, net	24	—	19,632	19,656
Add: depreciation, depletion and amortization	9,963	—	—	9,963
Add: asset impairments	4,059	—	—	4,059
Adjusted EBITDA	$60,420	$3,865	$(7,498)	$56,787

June 30, 2020
Net income (loss)	$(81,735)	$3,169	$(28,156)	$(106,722)
Less: equity earnings from unconsolidated investment	—	(3,214)	—	(3,214)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	15	—	20,622	20,637
Add: depreciation, depletion and amortization	4,074	—	—	4,074
Add: asset impairments	132,283	—	—	132,283
Adjusted EBITDA	$54,637	$14,165	$(7,534)	$61,268

Adjusted EBITDA decreased $4.5 million primarily due to $10.3 million of lower cash distributions received from Ciner Wyoming in the first six months of 2021 as compared to the prior year, partially offset by a $5.8 million increase in Adjusted EBITDA within our Coal Royalty and Other segment as a result of lower operating and maintenance expenses and higher revenues and other income, both discussed above.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$57,990	$3,853	$(25,259)	$36,584
Investing activities	1,257	—	—	1,257
Financing activities	(1,132)	—	(38,591)	(39,723)

June 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$62,509	$14,166	$(26,585)	$50,090
Investing activities	637	—	—	637
Financing activities	—	—	(38,164)	(38,164)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
June 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$57,990	$3,853	$(25,259)	$36,584
Add: proceeds from asset sales and disposals	175	—	—	175
Add: return of long-term contract receivable	1,082	—	—	1,082
Distributable cash flow	$59,247	$3,853	$(25,259)	$37,841
Less: proceeds from asset sales and disposals	(175)	—	—	(175)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$58,072	$3,853	$(25,259)	$36,666

June 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$62,509	$14,166	$(26,585)	$50,090
Add: proceeds from asset sales and disposals	507	—	—	507
Add: proceeds from sale of discontinued operations	—	—	—	(66)
Add: return of long-term contract receivable	1,130	—	—	1,130
Distributable cash flow	$64,146	$14,166	$(26,585)	$51,661
Less: proceeds from asset sales and disposals	(507)	—	—	(507)
Less: proceeds from sale of discontinued operations	—	—	—	66
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$62,639	$14,166	$(26,585)	$50,220

DCF and FCF decreased $13.8 million and $13.6 million, respectively, primarily due to the following:
•Coal Royalty and Other Segment
◦DCF and FCF decreased $4.9 million and $4.6 million, respectively, primarily as a result of $5.7 million of lease amendment fee payments received in 2020. This decrease was partially offset by increased cash flow in 2021 primarily as a result of the rebounding of coal demand from its low in 2020 caused by the global COVID-19 pandemic.
•Soda Ash Segment
◦DCF and FCF decreased $10.3 million as a result of lower cash distributions received from Ciner Wyoming in the first six months of 2021 as compared to the prior year. As previously mentioned, although Ciner Wyoming made a special distribution to its members in the first quarter of 2021, Ciner Wyoming suspended its regular quarterly distributions in the third quarter of 2020.
Liquidity and Capital Resources
Current Liquidity
As of June 30, 2021, we had total liquidity of $197.9 million, consisting of $97.9 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility. We have significant debt service obligations, including approximately $20 million of principal repayments on Opco’s senior notes throughout the remainder of 2021. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business through the current market environment.

Cash Flows
Cash flows provided by operating activities decreased $15.2 million, from $51.8 million in the six months ended June 30, 2020 to $36.6 million in the six months ended June 30, 2021, primarily related to $10.3 million of lower cash distributions received from Ciner Wyoming in the first six months of 2021 as compared to the prior year quarter and lower operating cash flow within our Coal Royalty and Other segment primarily as a result of $5.7 million of lease amendment fee payments received in 2020. These decreases were partially offset by increased cash flow in 2021 primarily as a result of the rebounding of coal demand from its low in 2020 caused by the global COVID-19 pandemic and $1.3 million of lower cash paid for interest as our debt balance continues to decline.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(In thousands)	2021	2020
Current portion of long-term debt, net	$39,060	$39,055
Long-term debt, net	414,099	432,444
Total debt, net	$453,159	$471,499
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include this disclosure in our Form 10-Q for the quarterly period ended June 30, 2021.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2021 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 6, 2021	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)