Form 10-Q
period 2021-09-30
NATURAL RESOURCE PARTNERS LP
filed 2021-11-03
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except unit data)	2021	2020
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$118,989	$99,790
Accounts receivable, net	23,231	12,322
Other current assets, net	1,010	5,080
Total current assets	$143,230	$117,192
Land	24,008	24,008
Mineral rights, net	442,454	460,373
Intangible assets, net	16,243	17,459
Equity in unconsolidated investment	277,309	262,514
Long-term contract receivable, net	31,948	33,264
Other long-term assets, net	5,814	7,067
Total assets	$941,006	$921,877
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,474	$1,385
Accrued liabilities	6,228	7,733
Accrued interest	8,685	1,714
Current portion of deferred revenue	11,201	11,485
Current portion of long-term debt, net	39,082	39,055
Total current liabilities	$66,670	$61,372
Deferred revenue	48,232	50,069
Long-term debt, net	414,437	432,444
Other non-current liabilities	4,920	5,131
Total liabilities	$534,259	$549,016
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (265,341 and 253,750 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at September 30, 2021 and $1,700 per unit at December 31, 2020)	$179,927	$168,337
Partners’ capital
Common unitholders’ interest (12,351,306 and 12,261,199 units issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	$151,459	$136,927
General partner’s interest	754	459
Warrant holders’ interest	66,816	66,816
Accumulated other comprehensive income	7,791	322
Total partners’ capital	$226,820	$204,524
Total liabilities and partners' capital	$941,006	$921,877

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2021	2020	2021	2020
Revenues and other income
Coal royalty and other	$47,884	$25,740	$114,422	$88,839
Transportation and processing services	2,171	2,204	6,545	6,651
Equity in earnings of Ciner Wyoming	6,672	1,986	11,246	5,200
Gain on asset sales and disposals	68	—	243	465
Total revenues and other income	$56,795	$29,930	$132,456	$101,155

Operating expenses
Operating and maintenance expenses	$8,354	$5,781	$19,076	$19,200
Depreciation, depletion and amortization	5,182	2,111	15,145	6,185
General and administrative expenses	4,052	3,634	11,550	11,168
Asset impairments	57	934	4,116	133,217
Total operating expenses	$17,645	$12,460	$49,887	$169,770

Income (loss) from operations	$39,150	$17,470	$82,569	$(68,615)

Interest expense, net	$(9,652)	$(10,254)	$(29,308)	$(30,891)

Net income (loss)	$29,498	$7,216	$53,261	$(99,506)
Less: income attributable to preferred unitholders	(7,961)	(7,500)	(23,530)	(22,613)
Net income (loss) attributable to common unitholders and the general partner	$21,537	$(284)	$29,731	$(122,119)

Net income (loss) attributable to common unitholders	$21,106	$(279)	$29,136	$(119,677)
Net income (loss) attributable to the general partner	431	(5)	595	(2,442)

Net income (loss) per common unit (see Note 4)
Basic	$1.71	$(0.02)	$2.36	$(9.76)
Diluted	1.10	(0.02)	1.98	(9.76)

Net income (loss)	$29,498	$7,216	$53,261	$(99,506)
Comprehensive income from unconsolidated investment and other	4,204	2,428	7,469	2,764
Comprehensive income (loss)	$33,702	$9,644	$60,730	$(96,742)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524	$—	$204,524
Net income (1)	—	8,213	168	—	—	8,381	—	8,381
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)	—	(7,613)
Issuance of unit-based awards	90	—	—	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	215	—	—	—	215	—	215
Capital contribution	—	—	32	—	—	32	—	32
Comprehensive income from unconsolidated investment and other	—	—	—	—	732	732	—	732
Balance at March 31, 2021	12,351	$132,377	$394	$66,816	$1,054	$200,641	$—	$200,641
Net income (2)	—	15,074	308	—	—	15,382	—	15,382
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)	—	(5,672)
Distributions to preferred unitholders	—	(7,571)	(155)	—	—	(7,726)	—	(7,726)
Unit-based awards amortization and vesting	—	515	—	—	—	515	—	515
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,533	2,533	—	2,533
Balance at June 30, 2021	12,351	$134,836	$434	$66,816	$3,587	$205,673	$—	$205,673
Net income (3)	—	28,909	589	—	—	29,498	—	29,498
Distributions to common unitholders and the general partner	—	(5,558)	(113)	—	—	(5,671)	—	(5,671)
Distributions to preferred unitholders	—	(7,687)	(156)	—	—	(7,843)	—	(7,843)
Issuance of unit-based awards	—	—	—	—	—	—	—	—
Unit-based awards amortization and vesting	—	959	—	—	—	959	—	959
Comprehensive income from unconsolidated investment and other	—	—	—	—	4,204	4,204	—	4,204
Balance at September 30, 2021	12,351	$151,459	$754	$66,816	$7,791	$226,820	$—	$226,820

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
(3)Net income includes $8.0 million of income attributable to preferred unitholders that accumulated during the period, of which $7.8 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income (Loss)	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard (see Note 15)	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net income (1)	—	18,403	376	—	—	18,779	—	18,779
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	673	—	—	—	673	—	673
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(1,023)	(1,023)	—	(1,023)
Balance at March 31, 2020	12,261	$273,847	$3,305	$66,816	$(3,617)	$340,351	$(2,935)	$337,416
Net loss (2)	—	(122,991)	(2,510)	—	—	(125,501)	—	(125,501)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)	—	(7,613)
Acquisition of non-controlling interest in BRP	—	(4,747)	(97)	—	—	(4,844)	2,935	(1,909)
Unit-based awards amortization and vesting	—	869	—	—	—	869	—	869
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,359	1,359	—	1,359
Balance at June 30, 2020	12,261	$139,517	$546	$66,816	$(2,258)	$204,621	$—	$204,621
Net income (1)	—	7,072	144	—	—	7,216	—	7,216
Distributions to common unitholders and the general partner	—	(5,518)	(112)	—	—	(5,630)	—	(5,630)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)	—	(7,500)
Unit-based awards amortization and vesting	—	824	—	—	—	824	—	824
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,428	2,428	—	2,428
Balance at September 30, 2020	12,261	$134,545	$428	$66,816	$170	$201,959	$—	$201,959

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

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income (loss)	$53,261	$(99,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	15,145	6,185
Distributions from unconsolidated investment	3,920	14,210
Equity earnings from unconsolidated investment	(11,246)	(5,200)
Gain on asset sales and disposals	(243)	(465)
Asset impairments	4,116	133,217
Bad debt expense	1,715	3,915
Unit-based compensation expense	2,837	2,566
Amortization of debt issuance costs and other	1,899	491
Change in operating assets and liabilities:
Accounts receivable	(12,332)	7,994
Accounts payable	89	193
Accrued liabilities	(839)	(2,985)
Accrued interest	6,971	6,957
Deferred revenue	(2,121)	10,194
Other items, net	3,471	(3,353)
Net cash provided by operating activities of continuing operations	$66,643	$74,413
Net cash provided by operating activities of discontinued operations	—	1,706
Net cash provided by operating activities	$66,643	$76,119

Cash flows from investing activities
Proceeds from asset sales and disposals	$249	$507
Return of long-term contract receivable	1,622	1,462
Acquisition of non-controlling interest in BRP	—	(1,000)
Net cash provided by investing activities of continuing operations	$1,871	$969
Net cash used in investing activities of discontinued operations	—	(66)
Net cash provided by investing activities	$1,871	$903

Cash flows from financing activities
Debt repayments	$(19,061)	$(25,841)
Distributions to common unitholders and the general partner	(16,973)	(11,260)
Distributions to preferred unitholders	(11,591)	(22,613)
Contributions from discontinued operations	—	1,640
Acquisition of non-controlling interest in BRP	(1,000)	—
Other items	(690)	—
Net cash used in financing activities of continuing operations	$(49,315)	$(58,074)
Net cash used in financing activities of discontinued operations	—	(1,640)
Net cash used in financing activities	$(49,315)	$(59,714)

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
Net increase in cash and cash equivalents	$19,199	$17,308
Cash and cash equivalents of continuing operations at beginning of period	99,790	98,265
Cash and cash equivalents at end of period	$118,989	$115,573

Supplemental cash flow information:
Cash paid for interest	$20,829	$22,712
Non-cash investing and financing activities:
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$—	$947
Preferred unit distributions paid-in-kind	11,591	—
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

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Coal Royalty and Other segment revenues by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Coal royalty revenues	$32,432	$10,610	$66,095	$40,559
Production lease minimum revenues	3,235	4,267	10,241	13,554
Minimum lease straight-line revenues	4,808	3,553	15,773	12,349
Property tax revenues	1,466	1,896	4,522	4,256
Wheelage revenues	1,964	1,680	5,589	5,468
Coal overriding royalty revenues	757	1,314	3,592	3,319
Lease amendment revenues	1,519	858	3,159	2,591
Aggregates royalty revenues	429	221	1,339	1,068
Oil and gas royalty revenues	1,154	1,078	3,420	4,923
Other revenues	120	263	692	752
Coal royalty and other revenues	$47,884	$25,740	$114,422	$88,839
Transportation and processing services revenues (1)	2,171	2,204	6,545	6,651
Total coal royalty and other segment revenues	$50,055	$27,944	$120,967	$95,490

(1)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $1.2 million for the three months ended September 30, 2021 and 2020, and $3.7 million for the nine months ended September 30, 2021 and 2020. The remaining transportation and processing services revenues of $0.9 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $2.9 million for the nine months ended September 30, 2021 and 2020, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Coal Royalty and Other segment receivables and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2021	2020
Receivables
Accounts receivable, net	$20,999	$10,193
Other current assets, net (1)	871	3,307
Other long-term assets, net (2)	250	525

Contract liabilities
Current portion of deferred revenue	$11,201	$11,485
Deferred revenue	48,232	50,069

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.
The following table shows the activity related to the Partnership's Coal Royalty and Other segment deferred revenue:

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
Balance at beginning of period (current and non-current)	$61,554	$51,821
Increase due to minimums and lease amendment fees	6,411	38,005
Recognition of previously deferred revenue	(8,532)	(27,811)
Balance at end of period (current and non-current)	$59,433	$62,015

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of September 30, 2021 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments (2)
0 - 5 years	4.3	$16,302
5 - 10 years	4.5	7,529
10+ years	13.7	27,363
Total	8.7	$51,194

(1)Lease term does not include renewal periods.
(2)Annual minimum payments do not include $4.8 million of the $10.0 million of fixed consideration owed to NRP for the remainder of 2021 resulting from contract modifications entered into during the second quarter of 2020. Additionally, $1.3 million of this remaining $4.8 million relates to a coal infrastructure lease that is accounted for as a financing transaction. See Note 14. Financing Transaction for more information.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Income (loss) available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income (loss) available to common unitholders and the general partner by $8.0 million and $7.5 million during the three months ended September 30, 2021 and 2020, respectively, and $23.5 million and $22.6 million during the nine months ended September 30, 2021 and 2020, respectively, as a result of accumulated preferred unit distributions earned during the period. In August 2021, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended June 30, 2021, which resulted in the issuance of an additional 3,921 preferred units during the three months ended September 30, 2021. In May 2021, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended March 31, 2021, which resulted in the issuance of an additional 3,863 preferred units during the three months ended June 30, 2021. In February 2021, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended December 31, 2020, which resulted in the issuance of an additional 3,806 preferred units during the three months ended March 31, 2021. In May 2020, the Partnership paid in kind one-half of the preferred unit distribution related to the three months ended March 31, 2020, and then redeemed all of these outstanding paid in kind preferred units on June 30, 2020.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the nine months ended September 30, 2021 and 2020, respectively:

		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806
May 2021	January 1 - March 31, 2021	0.45	5,672	15.00	3,864
August 2021	April 1 - June 30, 2020	0.45	5,671	15.00	3,921

2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500
May 2020	January 1 - March 31, 2020	—	—	15.00	3,750
June 2020 (2)	January 1 - March 31, 2020	—	—	15.45	3,863
August 2020	April 1 - June 30, 2020	0.45	5,630	30.00	7,500

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2021 includes the assumed conversion of the preferred units. The calculation of diluted net income (loss) per common unit for the three and nine months ended September 30, 2020 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income (loss) per common unit for the three and nine months ended September 30, 2021 and 2020 does not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.
The following tables reconcile the numerator and denominator of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2021	2020	2021	2020
Allocation of net income (loss)
Net income (loss)	$29,498	$7,216	$53,261	$(99,506)
Less: income attributable to preferred unitholders	(7,961)	(7,500)	(23,530)	(22,613)
Net income (loss) attributable to common unitholders and the general partner	$21,537	$(284)	$29,731	$(122,119)
Add (less): net loss (income) attributable to the general partner	(431)	5	(595)	2,442
Net income (loss) attributable to common unitholders	$21,106	$(279)	$29,136	$(119,677)

Basic net income (loss) per common unit
Weighted average common units—basic	12,351	12,261	12,332	12,261
Basic net income (loss) per common unit	$1.71	$(0.02)	$2.36	$(9.76)

Diluted net income (loss) per common unit
Weighted average common units—basic	12,351	12,261	12,332	12,261
Plus: dilutive effect of preferred units	13,835	—	13,835	—
Plus: dilutive effect of unvested unit-based awards	188	—	144	—
Weighted average common units—diluted	26,374	12,261	26,311	12,261

Net income (loss)	$29,498	$7,216	$53,261	$(99,506)
Less: income attributable to preferred unitholders	—	(7,500)	—	(22,613)
Diluted net income (loss) attributable to common unitholders and the general partner	$29,498	$(284)	$53,261	$(122,119)
Add (less): diluted net loss (income) attributable to the general partner	(589)	5	(1,065)	2,442
Diluted net income (loss) attributable to common unitholders	$28,909	$(279)	$52,196	$(119,677)

Diluted net income (loss) per common unit	$1.10	$(0.02)	$1.98	$(9.76)

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
For the Three Months Ended September 30, 2021
Revenues	$50,055	$6,672	$—	$56,727
Gain on asset sales and disposals	68	—	—	68
Operating and maintenance expenses	8,278	76	—	8,354
Depreciation, depletion and amortization	5,182	—	—	5,182
General and administrative expenses	—	—	4,052	4,052
Asset impairments	57	—	—	57
Interest expense, net	—	—	9,652	9,652
Net income (loss)	36,606	6,596	(13,704)	29,498

For the Three Months Ended September 30, 2020
Revenues	$27,944	$1,986	$—	$29,930
Operating and maintenance expenses	5,685	96	—	5,781
Depreciation, depletion and amortization	2,111	—	—	2,111
General and administrative expenses	—	—	3,634	3,634
Asset impairment	934	—	—	934
Interest expense, net	41	—	10,213	10,254
Net income (loss)	19,173	1,890	(13,847)	7,216

For the Nine Months Ended September 30, 2021
Revenues	$120,967	$11,246	$—	$132,213
Gain on asset sales and disposals	243	—	—	243
Operating and maintenance expenses	18,945	131	—	19,076
Depreciation, depletion and amortization	15,145	—	—	15,145
General and administrative expenses	—	—	11,550	11,550
Asset impairments	4,116	—	—	4,116
Interest expense, net	24	—	29,284	29,308
Net income (loss)	82,980	11,115	(40,834)	53,261

For the Nine Months Ended September 30, 2020
Revenues	$95,490	$5,200	$—	$100,690
Gain on asset sales and disposals	465	—	—	465
Operating and maintenance expenses	19,059	141	—	19,200
Depreciation, depletion and amortization	6,185	—	—	6,185
General and administrative expenses	—	—	11,168	11,168
Asset impairments	133,217	—	—	133,217
Interest expense, net	56	—	30,835	30,891
Net income (loss)	(62,562)	5,059	(42,003)	(99,506)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment
The Partnership accounts for its 49% investment in Ciner Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Balance at beginning of period	$266,433	$252,420	$262,514	$263,080
Income allocation to NRP’s equity interests	7,989	3,004	15,060	8,450
Amortization of basis difference	(1,317)	(1,018)	(3,814)	(3,250)
Other comprehensive income	4,204	2,428	7,469	2,764
Distribution	—	—	(3,920)	(14,210)
Balance at end of period	$277,309	$256,834	$277,309	$256,834
The following table represents summarized financial information for Ciner Wyoming as derived from their respective unaudited financial statements for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net sales	$135,648	$98,197	$384,129	$288,804
Gross profit	23,530	11,704	50,317	35,363
Net income	16,304	6,130	30,734	17,245

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	September 30, 2021			December 31, 2020
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$781,363	$(359,683)	$421,680	$785,623	$(346,773)	$438,850
Aggregates properties	8,952	(3,084)	5,868	9,039	(2,819)	6,220
Oil and gas royalty properties	12,354	(8,985)	3,369	12,354	(8,593)	3,761
Other	13,149	(1,612)	11,537	13,154	(1,612)	11,542
Total mineral rights, net	$815,818	$(373,364)	$442,454	$820,170	$(359,797)	$460,373
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $4.6 million and $2.1 million for the three months ended September 30, 2021 and 2020, respectively, and $13.8 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

During the three and nine months ended September 30, 2021, the Partnership recorded $0.1 million and $4.1 million of impairment expense, respectively. Impairment expense during the year was primarily due to lease termination that resulted in the full impairment of a coal property. During the three and nine months ended September 30, 2020, the Partnership recorded $0.9 million and $133.2 million, respectively, of expense to fully impair certain properties, primarily related to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mining plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of September 30, 2021 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

8.    Debt, Net
The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2021	2020
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$4,730	$7,094
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	18,013	18,013
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	38,053	50,738
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,035	16,047
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	68,524	68,524
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	17,464	17,464
Total Opco Senior Notes	$158,819	$177,880
Total debt at face value	$458,819	$477,880
Net unamortized debt issuance costs	(5,300)	(6,381)
Total debt, net	$453,519	$471,499
Less: current portion of long-term debt	(39,082)	(39,055)
Total long-term debt, net	$414,437	$432,444

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
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. "Opco" refers to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of September 30, 2021 and December 31, 2020, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of September 30, 2021 and December 31, 2020, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
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
During the three and nine months ended September 30, 2021 and 2020, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at both September 30, 2021 and December 31, 2020.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $352.1 million and $364.5 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2021 and December 31, 2020, the Opco Senior Notes had cumulative principal balances of $158.8 million and $177.9 million, respectively. Opco made mandatory principal payments of $19.1 million and $25.8 million during the nine months ended September 30, 2021 and 2020, respectively.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2021.
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
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		September 30, 2021		December 31, 2020
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$295,966	$303,750	$295,160	$274,500
Opco Senior Notes (1)	3	157,553	160,804	176,339	162,760
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable, net (current and long-term) (2)	3	$34,145	$26,278	$35,313	$27,025

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 101% and 92% of par value at September 30, 2021 and December 31, 2020, respectively.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at September 30, 2021 and December 31, 2020.
NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of September 30, 2021 and December 31, 2020.

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
Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Operating and maintenance expenses	$1,661	$1,628	$4,913	$4,928
General and administrative expenses	1,185	1,135	3,486	3,456
The Partnership had accounts payable on its Consolidated Balance Sheets of $0.4 million to QMC and $0.3 million to WPPLP at both September 30, 2021 and December 31, 2020.
During the three months ended September 30, 2021 and 2020, the Partnership recognized $0.9 million and $0.2 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP. These amounts were $2.1 million and $0.3 million during the nine months ended September 30, 2021 and 2020, respectively. At December 31, 2020 the Partnership had $0.3 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.
11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy Resources LLC ("Foresight") (1) (2)	$8,552	15%	$8,592	29%	$25,686	19%	$27,052	27%
Alpha Metallurgical Resources, Inc. (1)	12,854	23%	7,143	24%	29,748	23%	23,164	23%

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
13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2021 and 2020 were valued using the closing price of NRP's common units as of the grant date. The grant date fair value of these awards granted during the nine months ended September 30, 2021 and 2020 were $3.8 million and $3.5 million, respectively. Total unit-based compensation expense associated with these awards was $1.1 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of September 30, 2021 is $4.2 million, which is to be recognized over a weighted average period of 1.7 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2020 was $3.7 million.
A summary of the unit activity in the outstanding grants during 2021 is as follows:

(In thousands)	Common Units	Weighted Average Exercise Price
Outstanding at January 1, 2021	355	$26.20
Granted	219	$17.31
Fully vested and issued	(129)	$21.38
Forfeitures	(34)	$26.00
Outstanding at September 30, 2021	411	$23.00

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

As of September 30, 2021 and December 31, 2020, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	September 30, 2021			December 31, 2020
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$26,932	$(2,581)	$24,351	$18,512	$(2,358)	$16,154
Long-term contract receivable	33,094	(1,146)	31,948	34,818	(1,554)	33,264
Total	$60,026	$(3,727)	$56,299	$53,330	$(3,912)	$49,418

NRP recorded $0.5 million and $0.3 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) related to the change in the CECL allowance during the three months ended September 30, 2021 and 2020, respectively, and $(0.2) million and $0.0 million during the nine months ended September 30, 2021 and 2020, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

16.    Subsequent Events
The following represents material events that have occurred subsequent to September 30, 2021 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In November 2021, the Board of Directors declared a distribution of $0.45 per common unit with respect to the third quarter of 2021. The Board of Directors also declared a distribution on NRP's preferred units with respect to the third quarter of 2021 to be paid one-half in cash equal to $3.98 million and one-half in kind through the issuance of 3,980 additional preferred units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and nine month periods ended September 30, 2021 and 2020 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2020.
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
In addition to actively managing our producing coal and hard mineral properties, we continue to identify alternative revenue sources across our large portfolio of land, mineral and timber assets. The types of opportunities include the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy. In the fourth quarter of this year, we were able to execute on one such project through the issuance and subsequent sale of 1.1 million forest carbon offset credits for $13.8 million. The offset credits were issued to us by the California Air Resources Board under its cap-and-trade program and represent 1.1 million tonnes of carbon sequestered from approximately 39,000 acres of our forest assets in West Virginia. This is an encouraging first step in our ability to create value through alternative revenue sources. While the timing and likelihood of additional cash flows being realized from further activities is uncertain, we believe our large ownership footprint throughout the United States will provide additional opportunities to create value in this regard with minimal capital investment.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.
Our financial results by segment for the nine months ended September 30, 2021 are as follows:

	Operating Segments
(In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
Revenues and other income	$121,210	$11,246	$—	$132,456
Net income (loss)	$82,980	$11,115	$(40,834)	$53,261
Adjusted EBITDA (1)	$102,265	$3,789	$(11,550)	$94,504

Cash flow provided by (used in) continuing operations
Operating activities	$91,958	$3,817	$(29,132)	$66,643
Investing activities	$1,871	$—	$—	$1,871
Financing activities	$(1,132)	$—	$(48,183)	$(49,315)
Distributable cash flow (1)	$93,829	$3,817	$(29,132)	$68,514
Free cash flow (1)	$92,580	$3,817	$(29,132)	$67,265

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Business Outlook and Quarterly Distributions

We generated $67.3 million of free cash flow during the nine months ended September 30, 2021, and ended the quarter with $219.0 million of liquidity consisting of $119.0 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility.

Our liquidity has remained steady and our consolidated leverage ratio has decreased to 3.8x at September 30, 2021. The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Accordingly, the Board of Directors of our general partner has declared a distribution on our preferred units to be paid one-half in kind through the issuance of additional preferred units (“PIK units”) for the past five quarters. While our leverage ratio is currently above the 3.75x threshold, as a result of the strong coal and soda ash pricing expected in the fourth quarter and the forest carbon offset transaction described above, we expect our leverage ratio to be below the 3.75x threshold by December 31, 2021. If this occurs, we plan to redeem our outstanding paid-in-kind preferred units and continue paying cash distributions to our common unitholders. If our consolidated leverage ratio were to remain above 3.75x and we remain unable to redeem our outstanding paid-in-kind preferred units, we would be required to temporarily suspend distributions on our common units until the leverage ratio drops below 3.75x and the outstanding paid-in-kind preferred units are redeemed. Additionally, we expect our leverage ratio to continue its long-term decline as we pay down debt.
Future distributions on our common and preferred units and decisions regarding paid-in-kind preferred unit redemptions will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, covenants in our debt and partnership agreements, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.
Coal Royalty and Other Business Segment
Metallurgical coal markets have rebounded significantly from the lows seen in 2020 to record highs and the outlook remains strong as steel demand driven by global economic recovery is more than offsetting challenges related to the COVID-19 pandemic. Domestic and export thermal coal markets have also significantly improved from the lows seen in 2020, however we do not have meaningful sensitivity to thermal coal price movements this year since the substantial majority of our thermal cash flows are fixed through 2021 pursuant to a contract with Foresight Energy ("Foresight") that went into effect as they emerged from bankruptcy in 2020. While there is potential for us to capture upside from improved thermal coal demand and pricing in 2022, thermal coal markets still face the long-term challenges of lower electricity demand, competition from natural gas and the secular shift to renewable energy.

Our lessees sold 21.1 million tons of coal from our properties in the first nine months of 2021 and we derived approximately 60% of our coal royalty revenues and approximately 45% of our coal royalty sales volumes from metallurgical coal during the same period.

Soda Ash Business Segment

Ciner Wyoming's business continues to recover to pre-COVID-19 levels. While we believe Ciner Wyoming's facility is competitively positioned as one of the lowest cost producers of soda ash in the world, we expect the market to remain volatile as a result of ongoing uncertainties with the COVID-19 pandemic.

Revenues and other income in the first nine months of 2021 were higher by $6.0 million compared to the prior year period as demand for soda ash continues to improve globally from the lows caused by the COVID-19 pandemic.
We received a special distribution of $3.9 million in the first nine months of 2021 as compared to $14.2 million of regular quarterly distributions received in the first nine months of 2020. In order to have financial flexibility during the COVID-19 pandemic, Ciner Wyoming suspended its regular quarterly distributions in the third quarter of 2020. As a result of the continued improvement in global soda ash demand and pricing, Ciner Wyoming reinstated its quarterly cash distribution and NRP will receive $7.4 million in the fourth quarter of 2021.

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

Results of Operations
Third Quarter of 2021 and 2020 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended September 30,		Increase	Percentage Change
Operating Segment (In thousands)	2021	2020
Coal Royalty and Other	$50,123	$27,944	$22,179	79%
Soda Ash	6,672	1,986	4,686	236%
Total	$56,795	$29,930	$26,865	90%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2021	2020
Coal sales volumes (tons)
Appalachia
Northern	422	102	320	314%
Central	3,199	2,247	952	42%
Southern	642	172	470	273%
Total Appalachia	4,263	2,521	1,742	69%
Illinois Basin	2,689	758	1,931	255%
Northern Powder River Basin	1,047	365	682	187%
Gulf Coast	13	—	13	100%
Total coal sales volumes	8,012	3,644	4,368	120%

Coal royalty revenue per ton
Appalachia
Northern	$7.18	$3.06	$4.12	135%
Central	5.74	3.83	1.91	50%
Southern	11.61	4.78	6.83	143%
Illinois Basin	2.33	1.63	0.70	43%
Northern Powder River Basin	3.71	3.46	0.25	7%
Gulf Coast	0.54	—	0.54	100%
Combined average coal royalty revenue per ton	4.87	3.36	1.51	45%

Coal royalty revenues
Appalachia
Northern	$3,031	$312	$2,719	871%
Central	18,357	8,602	9,755	113%
Southern	7,452	823	6,629	805%
Total Appalachia	28,840	9,737	19,103	196%
Illinois Basin	6,261	1,234	5,027	407%
Northern Powder River Basin	3,881	1,262	2,619	208%
Gulf Coast	7	—	7	100%
Unadjusted coal royalty revenues	38,989	12,233	26,756	219%
Coal royalty adjustment for minimum leases	(6,557)	(1,623)	(4,934)	(304)%
Total coal royalty revenues	$32,432	$10,610	$21,822	206%

Other revenues
Production lease minimum revenues	$3,235	$4,267	$(1,032)	(24)%
Minimum lease straight-line revenues	4,808	3,553	1,255	35%
Property tax revenues	1,466	1,896	(430)	(23)%
Wheelage revenues	1,964	1,680	284	17%
Coal overriding royalty revenues	757	1,314	(557)	(42)%
Lease amendment revenues	1,519	858	661	77%
Aggregates royalty revenues	429	221	208	94%
Oil and gas royalty revenues	1,154	1,078	76	7%
Other revenues	120	263	(143)	(54)%
Total other revenues	$15,452	$15,130	$322	2%
Coal royalty and other	$47,884	$25,740	$22,144	86%
Transportation and processing services revenues	2,171	2,204	(33)	(1)%
Gain on asset sales and disposals	68	—	68	100%
Total Coal Royalty and Other segment revenues and other income	$50,123	$27,944	$22,179	79%

Coal Royalty Revenues
Approximately 65% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the three months ended September 30, 2021. Total coal royalty revenues increased $21.8 million as compared to the prior year quarter as a result of increased demand and pricing for both metallurgical and thermal coals. The discussion by region is as follows:
•Appalachia: Coal royalty revenues increased $19.1 million primarily due to a 69% increase in sales volumes in addition to higher sales prices as compared to the prior year quarter.
•Illinois Basin: Coal royalty revenues increased $5.0 million primarily due to a 255% increase in sales volumes and a 43% increase in sales prices for the three months ended September 30, 2021 as compared to the prior year quarter. In the second quarter of 2020, we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight for calendar years 2020 and 2021. As a result of these amendments, actual revenues recognized from Foresight were flat period-over-period.
•Northern Powder River Basin: Coal royalty revenues increased $2.6 million primarily due to a 187% increase in sales volumes as our lessee mined on our property more during the third quarter of 2021 as compared to the prior year quarter in accordance with its mine plan in addition to a 7% increase in sales prices as compared to the prior year quarter.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $4.7 million compared to the prior year quarter as demand for soda ash continues to improve globally from the lows caused by the COVID-19 pandemic.
Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2021	2020
Operating expenses
Operating and maintenance expenses	$8,354	$5,781	$2,573	45%
Depreciation, depletion and amortization	5,182	2,111	3,071	145%
General and administrative expenses	4,052	3,634	418	12%
Asset impairments	57	934	(877)	(94)%
Total operating expenses	$17,645	$12,460	$5,185	42%
Total operating expenses increased $5.2 million primarily due to a $3.1 million increase in depreciation, depletion and amortization expense as a result of increased production at certain Illinois Basin coal properties. Additionally, operating and maintenance expenses increased $2.6 million primarily due to an increase in bad debt expense as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2021
Net income (loss)	$36,606	$6,596	$(13,704)	$29,498
Less: equity earnings from unconsolidated investment	—	(6,672)	—	(6,672)
Add: interest expense, net	—	—	9,652	9,652
Add: depreciation, depletion and amortization	5,182	—	—	5,182
Add: asset impairments	57	—	—	57
Adjusted EBITDA	$41,845	$(76)	$(4,052)	$37,717

September 30, 2020
Net loss	$19,173	$1,890	$(13,847)	$7,216
Less: equity earnings from unconsolidated investment	—	(1,986)	—	(1,986)
Add: interest expense, net	41	—	10,213	10,254
Add: depreciation, depletion and amortization	2,111	—	—	2,111
Add: asset impairments	934	—	—	934
Adjusted EBITDA	$22,259	$(96)	$(3,634)	$18,529

Adjusted EBITDA increased $19.2 million primarily due to a $19.6 million increase in Adjusted EBITDA within our Coal Royalty and Other segment as a result of higher revenues and other income, partially offset by higher operating and maintenance expenses, both discussed above.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$33,968	$(36)	$(3,873)	$30,059
Investing activities	614	—	—	614
Financing activities	—	—	(9,592)	(9,592)

September 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$28,573	$(75)	$(4,175)	$24,323
Investing activities	332	—	—	332
Financing activities	—	—	(19,910)	(19,910)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$33,968	$(36)	$(3,873)	$30,059
Add: proceeds from asset sales and disposals	74	—	—	74
Add: return of long-term contract receivable	540	—	—	540
Distributable cash flow	$34,582	$(36)	$(3,873)	$30,673
Less: proceeds from asset sales and disposals	(74)	—	—	(74)
Free cash flow	$34,508	$(36)	$(3,873)	$30,599

September 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$28,573	$(75)	$(4,175)	$24,323
Add: return of long-term contract receivable	332	—	—	332
Distributable cash flow and free cash flow	$28,905	$(75)	$(4,175)	$24,655

DCF and FCF increased $6.0 million and $5.9 million, respectively, primarily due to increased coal royalty cash flow as a result of stronger metallurgical coal demand and pricing in the third quarter of 2021.

Results of Operations
First Nine Months of 2021 and 2020 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Nine Months Ended September 30,		Increase	Percentage Change
Operating Segment (In thousands)	2021	2020
Coal Royalty and Other	$121,210	$95,955	$25,255	26%
Soda Ash	11,246	5,200	6,046	116%
Total	$132,456	$101,155	$31,301	31%

The changes in revenues and other income is discussed for each of the operating segments below:

Coal Royalty and Other
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2021	2020
Coal sales volumes (tons)
Appalachia
Northern	947	516	431	84%
Central	8,824	7,643	1,181	15%
Southern	1,058	820	238	29%
Total Appalachia	10,829	8,979	1,850	21%
Illinois Basin	7,987	1,841	6,146	334%
Northern Powder River Basin	2,291	1,232	1,059	86%
Gulf Coast	13	—	13	100%
Total coal sales volumes	21,120	12,052	9,068	75%

Coal royalty revenue per ton
Appalachia
Northern	$5.57	$2.22	$3.35	151%
Central	4.91	4.28	0.63	15%
Southern	9.82	4.70	5.12	109%
Illinois Basin	2.13	2.48	(0.35)	(14)%
Northern Powder River Basin	3.59	3.66	(0.07)	(2)%
Gulf Coast	0.54	—	0.54	100%
Combined average coal royalty revenue per ton	3.99	3.88	0.11	3%

Coal royalty revenues
Appalachia
Northern	$5,272	$1,143	$4,129	361%
Central	43,308	32,726	10,582	32%
Southern	10,390	3,857	6,533	169%
Total Appalachia	58,970	37,726	21,244	56%
Illinois Basin	17,044	4,570	12,474	273%
Northern Powder River Basin	8,222	4,510	3,712	82%
Gulf Coast	7	—	7	100%
Unadjusted coal royalty revenues	84,243	46,806	37,437	80%
Coal royalty adjustment for minimum leases	(18,148)	(6,247)	(11,901)	(191)%
Total coal royalty revenues	$66,095	$40,559	$25,536	63%

Other revenues
Production lease minimum revenues	$10,241	$13,554	$(3,313)	(24)%
Minimum lease straight-line revenues	15,773	12,349	3,424	28%
Property tax revenues	4,522	4,256	266	6%
Wheelage revenues	5,589	5,468	121	2%
Coal overriding royalty revenues	3,592	3,319	273	8%
Lease amendment revenues	3,159	2,591	568	22%
Aggregates royalty revenues	1,339	1,068	271	25%
Oil and gas royalty revenues	3,420	4,923	(1,503)	(31)%
Other revenues	692	752	(60)	(8)%
Total other revenues	$48,327	$48,280	$47	—%
Coal royalty and other	$114,422	$88,839	$25,583	29%
Transportation and processing services revenues	6,545	6,651	(106)	(2)%
Gain on asset sales and disposals	243	465	(222)	(48)%
Total Coal Royalty and Other segment revenues and other income	$121,210	$95,955	$25,255	26%

Coal Royalty Revenues
Approximately 60% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the nine months ended September 30, 2021. Total coal royalty revenues increased $25.5 million during the nine months ended September 30, 2021 as compared to the prior year period primarily as a result of increased demand for both metallurgical and thermal coals from their lows in 2020 caused by the global COVID-19 pandemic. The discussion by region is as follows:
•Appalachia: Coal royalty revenues increased $21.2 million primarily due to a 21% increase in sales volumes in addition to higher sales prices as compared to the prior year period.
•Illinois Basin: Coal royalty revenues increased $12.5 million primarily due to a 334% increase in sales volumes, partially offset by a 14% decrease in sales prices as compared to the prior year period. As previously mentioned, in 2020 we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the us and Foresight for calendar years 2020 and 2021 and as a result actual revenues from Foresight were flat period-over-period.
•Northern Powder River Basin: Coal royalty revenues increased $3.7 million primarily due to an 86% increase in sales volumes as our lessee mined on our property more during 2021 as compared to the prior year period in accordance with its mine plan, partially offset by a 2% decrease in sales prices as compared to the prior year period.
Soda Ash

Revenues and other income related to our Soda Ash segment increased $6.0 million compared to the prior year compared to the prior year period as demand for soda ash continues to improve globally from the lows caused by the COVID-19 pandemic.

Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
(In thousands)	2021	2020
Operating expenses
Operating and maintenance expenses	$19,076	$19,200	$(124)	(1)%
Depreciation, depletion and amortization	15,145	6,185	8,960	145%
General and administrative expenses	11,550	11,168	382	3%
Asset impairments	4,116	133,217	(129,101)	(97)%
Total operating expenses	$49,887	$169,770	$(119,883)	(71)%

Total operating expenses decreased $119.9 million primarily due to a $129.1 million decrease in asset impairments. Asset impairments in the first nine months of 2021 primarily related to a lease termination while asset impairments in the first nine months of 2020 were due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. This decrease was partially offset by a $9.0 million increase in depreciation, depletion and amortization expense primarily as a result of increased production at certain Illinois Basin coal properties.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2021
Net income (loss)	$82,980	$11,115	$(40,834)	$53,261
Less: equity earnings from unconsolidated investment	—	(11,246)	—	(11,246)
Add: total distributions from unconsolidated investment	—	3,920	—	3,920
Add: interest expense, net	24	—	29,284	29,308
Add: depreciation, depletion and amortization	15,145	—	—	15,145
Add: asset impairments	4,116	—	—	4,116
Adjusted EBITDA	$102,265	$3,789	$(11,550)	$94,504

September 30, 2020
Net income (loss)	$(62,562)	$5,059	$(42,003)	$(99,506)
Less: equity earnings from unconsolidated investment	—	(5,200)	—	(5,200)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	56	—	30,835	30,891
Add: depreciation, depletion and amortization	6,185	—	—	6,185
Add: asset impairments	133,217	—	—	133,217
Adjusted EBITDA	$76,896	$14,069	$(11,168)	$79,797

Adjusted EBITDA increased $14.7 million primarily due to a $25.4 million increase in Adjusted EBITDA within our Coal Royalty and Other segment as a result of higher revenues and other income as discussed above, partially offset by a $10.3 million decrease in Adjusted EBITDA within our Soda Ash segment as a result of lower cash distributions received from Ciner Wyoming in the first nine months of 2021 as compared to the prior year period.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$91,958	$3,817	$(29,132)	$66,643
Investing activities	1,871	—	—	1,871
Financing activities	(1,132)	—	(48,183)	(49,315)

September 30, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$91,082	$14,091	$(30,760)	$74,413
Investing activities	969	—	—	969
Financing activities	—	—	(58,074)	(58,074)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Coal Royalty and Other	Soda Ash	Corporate and Financing	Total
September 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$91,958	$3,817	$(29,132)	$66,643
Add: proceeds from asset sales and disposals	249	—	—	249
Add: return of long-term contract receivable	1,622	—	—	1,622
Distributable cash flow	$93,829	$3,817	$(29,132)	$68,514
Less: proceeds from asset sales and disposals	(249)	—	—	(249)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$92,580	$3,817	$(29,132)	$67,265

September 30, 2020
Net cash provided by (used in) operating activities of continuing operations	$91,082	$14,091	$(30,760)	$74,413
Add: proceeds from asset sales and disposals	507	—	—	507
Add: proceeds from sale of discontinued operations	—	—	—	(66)
Add: return of long-term contract receivable	1,462	—	—	1,462
Distributable cash flow	$93,051	$14,091	$(30,760)	$76,316
Less: proceeds from asset sales and disposals	(507)	—	—	(507)
Less: proceeds from sale of discontinued operations	—	—	—	66
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$91,544	$14,091	$(30,760)	$74,875

DCF and FCF decreased $7.8 million and $7.6 million, respectively, primarily due to the following:
•Soda Ash Segment
◦DCF and FCF decreased $10.3 million as a result of lower cash distributions received from Ciner Wyoming in the first nine months of 2021 as compared to the prior year period.
This decrease was partially offset by:
•Corporate and Financing Segment
◦DCF and FCF increased $1.6 million primarily due to lower cash paid for interest as our debt balance continues to decline.
•Coal Royalty and Other Segment
◦DCF and FCF increased $0.8 million and $1.0 million, respectively, primarily due to increased cash flow in 2021 as a result of the rebounding of coal demand from its low in 2020 caused by the global COVID-19 pandemic, partially offset by one-time lease amendment fee and past due payments received in the nine months ended September 30, 2020.

Liquidity and Capital Resources
Current Liquidity
As of September 30, 2021, we had total liquidity of $219.0 million, consisting of $119.0 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility. We have significant debt service obligations, including approximately $20 million of principal repayments on Opco’s senior notes throughout the remainder of 2021. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business through the current market environment.
Cash Flows
Cash flows provided by operating activities decreased $9.5 million, from $76.1 million in the nine months ended September 30, 2020 to $66.6 million in the nine months ended September 30, 2021, primarily related to $10.3 million of lower cash distributions received from Ciner Wyoming in the first nine months of 2021 as compared to the prior year period and certain one-time lease amendment fee and past due payments received in the nine months ended September 30, 2020. These decreases were partially offset by increased coal royalty cash flow in 2021 primarily as a result of the rebounding of coal demand from its low in 2020 caused by the global COVID-19 pandemic in addition to $1.9 million of lower cash paid for interest as our debt balance continues to decline.
Cash flows used in financing activities decreased $10.4 million from $59.7 million used in the nine months ended September 30, 2020 to $49.3 million used in the nine months ended September 30, 2021, primarily due to an $11.0 million decrease in cash distributions to preferred unitholders as we paid one-half of our preferred unit distributions in kind through the issuance of 11.6 million preferred units in the nine months ended September 30, 2021. Additionally, debt repayments decreased $6.8 million in the nine months ended September 30, 2021 as one of our Opco Senior Notes was fully repaid during the nine months ended September 30, 2020. These decreases in cash flow used were partially offset by a $5.7 million increase in distributions to common unitholders and the general partner as the common unit distribution was suspended in the second quarter of 2020.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(In thousands)	2021	2020
Current portion of long-term debt, net	$39,082	$39,055
Long-term debt, net	414,437	432,444
Total debt, net	$453,519	$471,499
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include this disclosure in our Form 10-Q for the quarterly period ended September 30, 2021.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2021 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 3, 2021	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)