Form 10-K
period 2021-12-31
NATURAL RESOURCE PARTNERS LP
filed 2022-03-15
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒
The aggregate market value of the common units held by non-affiliates of the registrant on June 30, 2021, was $190 million based on a closing price on that date of $21.20 per unit as reported on the New York Stock Exchange.
Documents incorporated by reference: None.

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-K may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: the effects of the global COVID-19 pandemic; our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected production levels by our lessees; Sisecam Wyoming LLC’s ("Sisecam Wyoming's"), formerly known as Ciner Wyoming, trona mining and soda ash refinery operations; distributions from our soda ash joint venture; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.
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
•Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on Sisecam Wyoming’s ability to continue to make distributions to us.
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
•We have limited approval rights with respect to the management of our Sisecam Wyoming soda ash joint venture, including with respect to cash distributions and capital expenditures. In addition, we are exposed to operating risks that we do not experience in the royalty business through our soda ash joint venture and through our ownership of certain coal transportation assets.
•A significant portion of Sisecam Wyoming’s historical international sales of soda ash have been to ANSAC, and the termination of the ANSAC membership could adversely affect Sisecam Wyoming’s ability to compete in certain international markets and increase Sisecam Wyoming’s international sales costs.
•Sisecam Wyoming’s deca stockpiles will substantially deplete by 2024, and its production rates will decline approximately 200,000 short tons per year if further investments are not made.
•Significant delays and/or higher than expected costs associated with Sisecam Wyoming’s capacity expansion project could adversely affect Sisecam Wyoming’s profitability and ability to continue to make distributions to us.
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
Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
•The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

•Certain U.S. federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.
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
•If the IRS contests the U.S. federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
•If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
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
•The ongoing COVID-19 pandemic adversely affected our business and may do so again in the future.
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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Partnership Structure and Management

We are a publicly traded Delaware limited partnership formed in 2002. We own, manage and lease a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and own a non-controlling 49% interest in Sisecam Wyoming LLC ("Sisecam Wyoming"), a trona ore mining and soda ash production business. In connection with the sale of a controlling interest in the entity that holds the remaining 51% interest, Ciner Wyoming LLC was renamed as “Sisecam Wyoming LLC.”

Our business is organized into two operating segments:
Mineral Rights (formerly named Coal Royalty and Other segment)—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, our ownership would cover roughly 20,000 square miles. Our ownership provides critical inputs for the manufacturing of steel, electricity and basic building materials, as well as opportunities for carbon sequestration and renewable energy. We are working to strategically redefine our business as a key player in the transitional energy economy in the years to come.

Soda Ash—consists of our 49% non-controlling equity interest in Sisecam Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Sisecam Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.

Our operations are conducted through Opco and our operating assets are owned by our subsidiaries. NRP (GP) LP, our general partner, has sole responsibility for conducting our business and for managing our operations. Because our general partner is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations and the Board of Directors and officers of GP Natural Resource Partners LLC make decisions on our behalf. Robertson Coal Management LLC, a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Subject to the Board Representation and Observation Rights Agreement with certain entities controlled by funds affiliated with Blackstone Inc. (collectively referred to as "Blackstone") and affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree"), Mr. Robertson, Jr. is entitled to appoint the members of the Board of Directors of GP Natural Resource Partners LLC and has delegated the right to appoint one director to Blackstone.

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

Segment and Geographic Information

The amount of 2021 revenues and other income from our two operating segments is shown below. For additional business segment information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "Item 8. Financial Statements and Supplementary Data—Item 8. Financial Statements and Supplementary Data—Note 7. Segment Information" in this Annual Report on Form 10-K, which are both incorporated herein by reference.

(In thousands)	Amount	% of Total
Mineral Rights	$194,493	90%
Soda Ash	21,871	10%
Total	$216,364	100%

The following map shows the approximate geographic distribution of our ownership footprint:

Washington
Montana
North Dakota
Minnesota
Oregon
Idaho
South Dakota
Wisconsin
Michigan
Maine
Wyoming
New York
Iowa
Nebraska
Pennsylvania
Illinois
Ohio
Indiana
Nevada
Utah
Colorado
Kansas
Missouri
Kentucky
Virginia
California
Oklahoma
Tennessee
North Carolina
Arkansas
Arizona
New Mexico
Alabama
Georgia
Mississippi
Texas
Louisiana
Florida
Sisecam Wyoming
NRP Office Locations
NRP Leased Minerals
NRP Unleased Minerals
0
250
500 Miles

Mineral Rights Segment

Mineral Rights
We have changed the name of our Coal Royalty and Other business segment to Mineral Rights. This name change highlights our vast mineral ownership interests as well as ou intensifying focus on leveraging the Partnership's asset footprint across the United States, including subsurface carbon sequestration rights, to become a key player in the transitional energy economy for the years to come. There has been no change to the composition of this reportable business segment or the structure of our internal organization in connection with this name change.

We do not mine, drill or produce minerals. Instead, we lease our acreage to companies engaged in the extraction of minerals in exchange for the payment of royalties and various other fees. The royalties we receive are generally a percentage of the gross revenue received by our lessees. The royalties we receive are typically supported by a floor price and minimum payment obligation that protect us during significant price or demand declines.

Our coal is primarily located in the Appalachia Basin, the Illinois Basin and the Northern Powder River Basin in the United States. We lease our coal to experienced mine operators under long-term leases. Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms. Leases include the right to renegotiate royalties and minimum payments for the additional terms. We also own and manage coal-related transportation and processing assets in the Illinois Basin that generate additional revenues generally based on throughput or rents. We also own oil and gas, industrial minerals and aggregates that generate a portion of the Mineral Rights segment revenues.

Under our standard royalty lease, we grant the operators the right to mine and sell our coal in exchange for royalty payments based on the greater of a percentage of the sale price or fixed royalty per ton of minerals mined and sold. Lessees calculate royalty payments due to us and are required to report tons of minerals mined and sold as well as the sales prices of the extracted minerals. Therefore, to a great extent, amounts reported as royalty revenues are based upon the reports of our lessees. We periodically audit this information by examining certain records and internal reports of our lessees and we perform periodic mine inspections to verify that the information that our lessees have submitted to us is accurate. Our audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to us and the actual results from each property.

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

The SEC has adopted new rules to modernize the property disclosure requirements for registrants with significant mining activities, which we have to comply with in this Annual Report on Form 10-K. The new rules contain exceptions that allow royalty companies, such as NRP, to omit information that they lack access to and cannot obtain without incurring an unreasonable burden or expense. As a royalty company, we do not have access to the information required to prepare the technical reports used to determine reserves under the new rules, and we are not able to obtain such information without unreasonable burden or expense. The new rules require that reserve estimates be based on and disclosures include technical reports prepared using extensive mine-specific geological and engineering data, as well as market and cost assumptions that we as a mineral owner do not have, include, but are not limited to a) site infrastructure costs; b) processing plant costs; c) detailed analysis of environmental compliance and permitting requirements; d) detailed baseline studies with impact assessment; and e) detailed tailings disposal, reclamation and mitigation plans. Our leases do not require the operators of our material properties to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries under the new rules. As a result, we are relying on the royalty company exceptions and have ceased to report coal and other hard mineral reserves in this Annual Report on Form 10-K.

In addition to summary information about our overall portfolio of mineral rights, this section provides detailed information about four properties in our Mineral Rights segment. These properties were determined to be material to our business based on historical revenue compared to our Mineral Rights segment considered as a whole. These four properties are: 1) Alpha-CAPP (VA), 2) Oak Grove, 3) Williamson, and 4) Hillsboro. We have also included a description of other significant properties, which have had lower revenues historically than our material properties but are important to our business.

Coal

Metallurgical Coal

Metallurgical (“Met”) coal is used to fuel blast furnaces that forge steel and is the primary driver of our long-term cash flows. Met coal is a high-quality, cleaner coal that generates exceptionally high temperatures when burned and is an essential element in the steel manufacturing process. Metallurgical coal is a finite and declining resource, particularly in industrialized nations. We believe the indispensable role met coal plays in manufacturing steel combined with the increasing scarcity of the resource will provide support for this portion of our business for decades to come. Our metallurgical coal is located in the Northern, Central and Southern Appalachian regions of the United States.

Thermal Coal

Thermal coal, sometimes referred to as steam coal, is used in the production of electricity. The amount of thermal coal produced in the United States has been steadily falling over the last decade as energy providers shift from coal-fired plants to natural gas-fired facilities, and to a lesser extent, alternative energy sources such as geothermal, wind and solar. We believe the long-term secular decline experienced by thermal coal over the last decade will continue. That fact, combined with the long-term strength of our metallurgical business and the carbon neutral initiatives we discuss below, will result in thermal coal becoming a diminishing contributor to NRP in years to come. The vast majority of our thermal sales are located in Illinois and its operations are some of the most cost-efficient mines east of the Mississippi River. The remainder of our thermal coal is located in Montana and Appalachia.

Coal Production Information

The following tables present the type of coal sales volumes by major coal region for the years ended December 31, 2021, 2020 and 2019:

For the Year Ended December 31, 2021
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	718	617	1,335
Central	1,140	11,139	12,279
Southern	119	1,452	1,571
Total Appalachia Basin	1,977	13,208	15,185
Illinois Basin	9,388	—	9,388
Northern Powder River Basin	3,151	—	3,151
Gulf Coast	55	—	55
Total	14,571	13,208	27,779

For the Year Ended December 31, 2020
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	267	380	647
Central	1,157	8,954	10,111
Southern	143	746	889
Total Appalachia Basin	1,567	10,080	11,647
Illinois Basin	3,381	—	3,381
Northern Powder River Basin	1,738	—	1,738
Total	6,686	10,080	16,766

For the Year Ended December 31, 2019
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	2,781	679	3,460
Central	3,117	10,260	13,377
Southern	470	1,200	1,670
Total Appalachia Basin	6,368	12,139	18,507
Illinois Basin	2,201	—	2,201
Northern Powder River Basin	3,036	—	3,036
Total	11,605	12,139	23,744
Major Coal Producing Properties

The following table provides a summary of our significant coal royalty properties by sales volumes for 2021 and is followed by additional information for each property:

Region	Property/Lease Name	Operator(s)	Coal Type	2021 Sales Volumes (Millions of Tons)
Appalachia Basin
Northern	Carter Roag	Metinvest	Met	0.5
Central	Alpha-CAPP (VA)	Alpha Metallurgical Resources Inc.	Met	3.9
Central	Elk Creek	Ramaco Royalty Company, LLC	Met	1.7
Central	Coal Mountain	ECP	Met	1.2
Central	Kepler	Alpha Metallurgical Resources Inc.	Met	1.1
Southern	Oak Grove	Hatfield Metallurgical Coal Holdings, LLC	Met	1.5
Illinois Basin	Williamson	Foresight Energy Resources LLC	Thermal	5.7
Illinois Basin	Hillsboro	Foresight Energy Resources LLC	Thermal	3.7
Northern Powder River Basin	Western Energy	Rosebud Mining, LLC	Thermal	3.2

Appalachia Basin—Northern Appalachia

Carter Roag. The Carter Roag property is located in Randolph and Upshur counties, West Virginia. In 2021, approximately 0.5 million tons were sold from this property, substantially all of which was metallurgical coal. We lease this property to subsidiaries of Metinvest. Production comes from underground room and pillar mines, is processed onsite at the Star Bridge Prep Plant, and is sold primarily on the export market.

Appalachia Basin—Central Appalachia

Alpha-CAPP (VA). The Alpha-CAPP (VA) property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. In 2021, approximately 3.9 million tons were sold from this property, substantially all of which was metallurgical coal. We lease this property to subsidiaries of Alpha Metallurgical Resources Inc. ("Alpha") and previously leased it to subsidiaries of Contura Energy, Inc. The current lease with Alpha expires in 2023 and Alpha will have the option to renew the lease upon the expiration of its current term. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Production comes from underground room and pillar and surface mines and is trucked to one of two preparation plants. Coal is shipped via the CSX and Norfolk Southern railroads to utility and metallurgical customers. The book value of this property was $45.6 million at December 31, 2021.

Below is a map of our Alpha-CAPP (VA) property:

Wisconsin
Michigan
New York
Pennsylvania
Ohio
Illinois
Indiana
West Virginia
Maryland
AREA OF DETAIL
Kentucky
Virginia
Tennessee
North Carolina
Mississippi
Alabama
Georgia
South Carolina
0
100
200 Miles

Central Appalachia
Alpha-CAPP (VA)

Ohio
West Virginia
Kentucky
Virginia
Tennessee
North Carolina
0
50 Miles

Magoffin
Breathitt
Floyd
Mingo
Wyoming
0094-Alpha-CAPP (VA)
Alpha Metallurgical Resources
Pike
McDowell
Knott
Buchanan
Perry
Letcher
Dickenson
Tazewell
AREA OF DETAIL
Wise
Harlan
Norton
Russell
Smyth
Lee
Scott
Washington
Bristol
Grayson
0
10
20 Miles

N

Elk Creek.    The Elk Creek property is located in Logan and Wyoming Counties, West Virginia. In 2021, approximately 1.7 million tons were sold from this property. We lease this property to Ramaco Resources, Inc. Metallurgical coal is produced from surface and underground mines and is transported by belt and truck to a preparation plant on the property. Coal is shipped via the CSX railroad to both domestic and export metallurgical customers.

Coal Mountain.    The Coal Mountain property is located in Wyoming County, West Virginia. In 2021, approximately 1.2 million tons of metallurgical coal were sold from this property. We lease this property to ECP. Metallurgical coal is produced from a multi-seam surface mine and coal is transported by truck to a preparation plant on the property. Coal is shipped via the Norfolk Southern railroad to both domestic and export metallurgical customers.

Kepler. The Kepler property is located in Wyoming County, West Virginia. Approximately 1.1 tons of coal, substantially all of which is metallurgical coal, were sold in 2021 from this property. We lease this property to a subsidiary of Alpha. Coal is produced from underground mines and transported by belt or truck to the preparation plant on the property. Coal is shipped via the Norfolk Southern railroad to export metallurgical customers.

Appalachia Basin—Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. In 2021, approximately 1.5 million tons of metallurgical coal were sold from this property. We currently lease this property to a subsidiary of Hatfield Metallurgical Coal Holdings, LLC ("Hatfield Metallurgical"). Previous operators of this property were Murray Metallurgical Coal Holdings LLC, Mission Coal, LLC, and Seneca Resources, LLC. The current lease with Hatfield Metallurgical expires in 2024 and Hatfield Metallurgical will have the option to renew the lease upon the expiration of its current term. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Production comes from a longwall mine and is transported by beltline to a preparation plant. Metallurgical products are then shipped via railroad and barge to both domestic and export customers. The book value of this property was $5.3 million at December 31, 2021.

Below is a map of our Oak Grove property:

Southern Appalachia
Oak Grove

Illinois
Missouri
Kentucky
Virginia
Tennessee
North Carolina
Arkansas
AREA OF DETAIL
South Carolina
Mississippi
Alabama
Georgia
Louisiana
Florida
0
100
200 Miles
Mississippi
Alabama
Georgia
Florida
Louisiana
0
100 Miles
Marshall
Winston
Marion
Cullman
Etowah
Blount
Walker
Fayette
St. Clair
Jefferson
0105-Oak Grove
Hatfield Metallurgical Coal Holdings, LLC
AREA OF DETAIL
Pickens
Tuscaloosa
Shelby
Talladega
Clay
Bibb
Coosa
Greene
Hale
Chilton
Perry
0
15
30 Miles
N

Illinois Basin

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. This property is under leases to Williamson Energy, a subsidiary of Foresight Energy Resources LLC ("Foresight"). The current leases expire in 2026 and 2033 and Williamson Energy will have the option to renew the leases upon the expiration of their current terms. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, these leases are subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. In 2021, approximately 5.7 million tons of thermal coal were sold from this property. Production comes from a longwall mine. Coal is shipped primarily via the Canadian National railroad to export customers. The book value of this property was $45.3 million at December 31, 2021.

Below is a map of our Williamson property:

Wisconsin
Michigan
Iowa
AREA OF DETAIL
Illinois
Ohio
Indiana
Missouri
Kentucky
Arkansas
Tennessee
0
100
200 Miles

Illinois
Indiana
Missouri
Kentucky
0
50
100 Miles

Illinois Basin
Williamson Energy LLC

Hamilton
Franklin
0088-Williamson
Foresight Energy LP
AREA OF DETAIL
N
Saline
Williamson
0
10 Miles

Hillsboro.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. This property is under lease to Hillsboro Energy, a subsidiary of Foresight. The current lease expires in 2033 and Hillsboro Energy will have the option to renew the lease upon the expiration of its current term. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to non-recoupable minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. In 2021, approximately 3.7 million tons of thermal coal were sold from this property. Production comes from a longwall mine. Coal is shipped by rail via either the Union Pacific, Norfolk Southern or Canadian National railroads, or by barges to domestic utilities customers. The book value of this property was $224.6 million at December 31, 2021.

Below is a map of our Hillsboro property:

Wisconsin
Michigan
Iowa
Illinois
Ohio
Indiana
Missouri
Kentucky
Arkansas
Tennessee
0
100
200 Miles
AREA OF DETAIL
Illinois
Indiana
Missouri
Kentucky
0
50
100 Miles
Illinois Basin
Hillsboro Energy LLC
Christian
Shelby
Macoupin
Montgomery
0137-Hillsboro
Foresight Energy LP
AREA OF DETAIL
Fayette
Bond
Madison
Marion
0
10 Miles
N

In addition to these properties, we own loadout and other transportation assets at the Williamson mine and at the Macoupin and Sugar Camp mines, which are also operated by Foresight. See "—Coal Transportation and Processing Assets" below for additional information on these assets.

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

Pursuant to the Master Agreement, Foresight made fixed cash payments of $42.0 million to NRP in 2021 to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between NRP and Foresight for calendar year 2021. Beginning in January 2022, Foresight’s payment obligations will be calculated in accordance with the provisions of the various existing agreements, except as described below with respect to Foresight’s Macoupin mine.

Production at the Foresight Macoupin mine was temporarily ceased in March 2020. Pursuant to the Master Agreement, Foresight is no longer obligated to make royalty, transportation fee, or quarterly minimum payments to us under the Macoupin coal mining lease and transportation agreements. Foresight will pay an annual Macoupin fee of $2.0 million to NRP each year through 2023. The amounts paid for 2021 are included in the fixed amounts discussed in the paragraph above. Foresight also forfeited its right to recoup all previously paid but unrecouped minimum payments with respect to the Macoupin mine. At all times that the Macoupin mine remains in temporary cessation of production, Foresight will take reasonable actions to preserve, protect, and store the equipment, infrastructure, and property located at the mine.

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

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. In 2021, approximately 3.2 million tons were sold from this property by a subsidiary of Rosebud Mining, LLC. Coal is produced by surface dragline mining methods. Coal is transported by either truck or beltline to the Colstrip generation station located at the mine mouth.

Coal Transportation and Processing Assets

We own transportation and processing infrastructure related to certain of our coal properties, including loadout and other transportation assets at Foresight's Williamson and Macoupin mines in the Illinois Basin, for which we collect throughput fees or rents. We lease our Macoupin and Williamson transportation and processing infrastructure to subsidiaries of Foresight and are responsible for operating and maintaining the transportation and processing assets at the Williamson mine that we subcontract to a subsidiary of Foresight. In addition, we own rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight. While we own coal at the Williamson and Macoupin mines, we do not own coal at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and we collect minimums and throughput fees. We recorded $9.1 million in revenue related to our coal transportation and processing assets during the year ended December 31, 2021. Production at the Macoupin mine was temporarily ceased in March 2020 and in June 2020, we and Foresight entered into a Master Agreement in connection with Foresight’s emergence from bankruptcy as discussed above.

Oil and Gas / Industrial Minerals / Construction Aggregates / Timber

Our oil and gas properties are predominately located in Louisiana. Our various industrial mineral and construction aggregates properties are located across the United States and include minerals such as limestone, frac sand, lithium, copper, lead and zinc. We lease a portion of these minerals to third parties in exchange for royalty payments. The structure of these leases is similar to our coal leases, and these leases typically require minimum rental payments in addition to royalties. During 2021, we received $1.9 million in aggregates royalty revenues, including overriding royalty revenues. We also own forest assets, primarily in West Virginia, which generate revenues from the forestland through carbon offset credits and timber sales.

Carbon Neutral Initiatives

We continue to identify alternative revenue sources across our large portfolio of land, mineral and timber assets. The types of opportunities include the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy. As with our existing mineral activities, we do not plan to develop or operate carbon sequestration or carbon neutral energy projects ourselves but we plan to lease our acreage to companies that will conduct those operations in exchange for payment of royalties and other fees to us.

We executed our first carbon neutral project in the fourth quarter of 2021 through the sale of 1.1 million carbon offset credits for $13.8 million. The offset credits were issued to us by the California Air Resources Board under its cap-and-trade program and represent 1.1 million tonnes of carbon sequestered in approximately 39,000 acres of our forestland in West Virginia. This is an encouraging first step in our ability to create value through alternative revenue sources.
Carbon Sequestration. We own approximately 3.5 million acres of specifically reserved subsurface rights in the southern United States with the potential for permanent sequestration of greenhouse gases. The carbon capture utilization and storage industry (“CCUS”) is in its infancy and the future is highly uncertain, but a few facts are clear. A sequestration project requires acreage possessing unique geologic characteristics, close proximity to sources of industrial-scale greenhouse gas emissions, and the appropriate form of legal title that grants the acreage owner the right to sequester emissions in the subsurface. While carbon sequestration rights and ownership continue to evolve, we believe we own one of the largest inventory of acreage with potential for carbon sequestration activities in the United States.

In February 2022, we announced the execution of a CO2 Sequestration Agreement with a subsidiary of Denbury Inc. which provides opportunity for the development of a world-class subsurface CO2 sequestration hub on Alabama’s Gulf Coast. The agreement provides Denbury with the exclusive rights to develop a subsurface CO2 sequestration site on approximately 75,000 acres of underground pore space controlled by us in Baldwin County, near Mobile, Alabama, with estimated CO2 storage potential of over 300 million metric tons.

Renewable Energy. In addition, We believe portions of our asset base across the United States possess the geologic characteristics and geographical locations necessary for geothermal, solar and wind energy development. With regards to geothermal, the technology to generate safe and reliable “green” electricity using heat found deep underground is advancing rapidly. Once limited to the geologic “hot spots,” new technology has made geothermal energy projects feasible in many places previously thought impossible. Our geothermal opportunities are predominately located in the South, Midwest and Northwest parts of the United States. With regards to wind and solar energy opportunities, we are actively engaged in discussions for potential use of its acreage for these types of renewable energy developments predominately in Kentucky and West Virginia.

Soda Ash Segment

We own a 49% non-controlling equity interest in Sisecam Wyoming. Sisecam Resources LP, (formerly know as Ciner Resources LP) our operating partner ("Sisecam Resources"), controls and operates Sisecam Wyoming. Sisecam Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries. Sisecam Resources is a publicly traded master limited partnership that depends on distributions from Sisecam Wyoming in order to make distributions to its public unitholders. As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company. We have limited approval rights with respect to Sisecam Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures. During 2020, Sisecam Wyoming suspended cash distributions to its members due to adverse developments in the soda ash market resulting from the COVID-19 pandemic. In 2021, as soda ash markets improved, Sisecam Wyoming resumed distributions with respect to the third quarter; however, distributions may again be suspended in the future.

In December 2021, Sisecam Resources, the owner of the remaining 51% of our soda ash business was subject to a change in control. Prior to the transaction, Sisecam Wyoming was referred to as Ciner Wyoming and Sisecam Resources was referred to as Ciner Resources L.P. Upon closing of the transaction, Ciner Enterprises Inc., the indirect owner of approximately 74% of the partnership units of Ciner Resources L.P., sold 60% of its interest in Ciner Resources Corporation, the parent company of Ciner Resources L.P., to Sisecam Chemicals USA Inc. (“Sisecam USA”), an indirect subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş. Ciner Resources Corporation subsequently changed its name to Sisecam Chemical Resources LLC and Ciner Resources L.P. changed its name to Sisecam Resources L.P. Following the transaction, we continue to have the right to appoint three of the seven Board of Managers of Sisecam Wyoming. Sisecam USA has the right to direct the appointment of three and Ciner Enterprises has the right to direct the appointment of one of the four members of the Sisecam Wyoming Board of Managers that are allocated to Sisecam Resources.

Sisecam Wyoming is one of the largest and lowest cost producers of soda ash in the world, serving a global market from its facility located in the Green River Basin of Wyoming. The Green River Basin geological formation holds the largest, and one of the highest purity, known deposits of trona ore in the world. Trona, a naturally occurring soft mineral, is also known as sodium sesquicarbonate and consists primarily of sodium carbonate, or soda ash, sodium bicarbonate and water. Sisecam Wyoming processes trona ore into soda ash, which is an essential raw material in flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. The vast majority of the world’s accessible trona is located in the Green River Basin. According to historical production statistics, approximately 30% of global soda ash is produced by processing trona, with the remainder being produced synthetically through chemical processes. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production.

Sisecam Wyoming’s Green River Basin surface operations are situated on approximately 2,360 acres in Wyoming (of which, 880 acres are owned by Sisecam Wyoming), and its mining operations consist of approximately 23,500 acres of leased and licensed subsurface mining area. The facility is accessible by both road and rail. Sisecam Wyoming uses seven large continuous mining machines and 14 underground shuttle cars in its mining operations. Its processing assets consist primarily of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.

In trona ore processing, insoluble materials and other impurities are removed by thickening and filtering liquor, a solution consisting of sodium carbonate dissolved in water. Sisecam Wyoming then adds activated carbon to filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. The resulting material is dried in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Sisecam Wyoming’s storage silos can hold over 58,000 short tons of processed soda ash at any given time. The facility is in good working condition and has been in service for more than 50 years.

Deca Rehydration. The evaporation stage of trona ore processing produces a precipitate and natural by-product called deca. "Deca," short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at the Green River Basin facility. The deca rehydration process enables Sisecam Wyoming to recover soda ash from the deca-rich purged liquor as a by-product of the refining process. The soda ash contained in deca is captured by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. The separated deca crystals are then blended with partially processed trona ore in the dissolving stage of the production process. This process enables Sisecam Wyoming to reduce waste storage needs and convert what is typically a waste product into a usable raw material. Sisecam Wyoming anticipates that its current deca stockpiles will be exhausted by 2024 and that production rates will decline approximately 200,000 short tons per year if that production capacity is not replaced.

Shipping and Logistics. All of the soda ash produced is shipped by rail or truck from the Green River Basin facility. For the year ended December 31, 2021, Sisecam Wyoming shipped over 90% of its soda ash to its customers initially via a single rail line owned and controlled by Union Pacific Railroad Company ("Union Pacific"). The Sisecam Wyoming plant receives rail service exclusively from Union Pacific. The agreement with Union Pacific expires on December 31, 2025 and there can be no assurance that it will be renewed on terms favorable to Sisecam Wyoming or at all. If Sisecam Wyoming does not ship at least a significant portion of its soda ash production on the Union Pacific rail line during a twelve-month period, they must pay Union Pacific a shortfall payment under the terms of its transportation agreement. For the year ended December 31, 2021, Sisecam Wyoming assisted the majority of its domestic customers in arranging their freight services. During 2021, Sisecam Wyoming had no shortfall payments and does not expect to make any such payments in the future. A leased fleet of more than 2,200 hopper cars serve as dedicated modes of shipment to Sisecam Wyoming's domestic and international customers. For non ANSAC exports, soda ash is shipped on unit trains primarily to Longview, Washington for bulk shipments. For the year ended December 31, 2021, ANSAC provided logistics and support services for a portion of the export sales primarily out of Portland, Oregon and Longview, Washington. From these ports, soda ash is loaded onto ships for delivery to ports all over the world. For domestic sales, Sisecam Chemical Resources LLC ("Sisecam Chemical Resources") provides similar services. Sisecam Chemical Resources is the parent company of the sole member of the general partner of our operating partner, Sisecam Resources. Sisecam Chemical Resources is owned 60% by Sisecam USA and 40% by Ciner Enterprises Inc.

Customers. Sisecam Wyoming's largest customer was ANSAC for the year ended December 31, 2021 and the sales to ANSAC accounted for approximately 21% of its net sales. The significant volume of sales to ANSAC for the year ended December 31, 2021 was primarily related to the terms of the ANSAC exit settlement agreement. No other individual customer accounted for more than 10% of Sisecam Wyoming's net sales.

For customers in North America, Sisecam Chemical Resources typically enters into contracts on Sisecam Wyoming’s behalf with terms ranging from one to three years. Under these contracts, customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements at a fixed price for a given calendar year. Although Sisecam Wyoming does not have “take or pay” arrangements with its customers, substantially all sales are made pursuant to written agreements and not through spot sales. In 2021, Sisecam Wyoming had more than 70 domestic customers and has had long-term relationships with the majority of its customers.

Sisecam Wyoming’s customers, including end users to whom ANSAC makes sales overseas, consist primarily of glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and chemical and detergent manufacturing companies.

Historically, by design and prior to Sisecam Chemical Resources’ exit from ANSAC, ANSAC managed most of Sisecam Wyoming's international sales, marketing and logistics, and as a result, was its largest customer for the years ended December 31, 2020 and 2019, accounting for 45% and 60%, respectively, of its net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. The ANSAC exit allowed Sisecam Chemical Resources to improve access to customers and gain control over placement of its sales in the international marketplace in 2021. This enhanced view of the global market allows Sisecam Chemical Resources to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemical Resources continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as the business requires in certain target areas.

Leases and License. Sisecam Wyoming is party to several mining leases and one license for its subsurface mining rights. Some of the leases are renewable at Sisecam Wyoming’s option upon expiration. Sisecam Wyoming pays royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC, a subsidiary of Sweetwater Trona OpCo LLC and the successor in interest to the license with the Rock Springs Royalty Company LLC, an affiliate of Occidental Petroleum Corporation (formerly Anadarko Petroleum Corporation), The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from the Green River Basin facility. Sisecam Wyoming is also obligated to pay annual rentals to its lessors and licensor regardless of actual sales. In addition, Sisecam Wyoming pays a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced. Sisecam Wyoming has a perpetual right to continue operating under these leases and license as long as it maintains continuous mining operations and intends to continue renewing the leases and license as has been historical practice.

Expansion Project. Sisecam Wyoming has announced a significant capacity expansion capital project that could increase production levels to up to 3.5 million tons of soda ash per year. Sisecam Wyoming has conducted the initial basic design and is pursuing the related permits and detailed cost analysis pursuant to the basic design. As a result of current market conditions (in part related to the COVID-19 pandemic), Sisecam Wyoming is currently evaluating when and whether to pursue this project, as it will require significant capital expenditures. The costs of the expansion project could be higher than expected, or the execution of the project could be substantially delayed, which could materially impact Sisecam Wyoming’s profitability and result in a further delay of Sisecam Wyoming’s resumption of cash distributions to its members.

As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. Our partner, Sisecam Resources, manages the mining and plant operations. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company.

Significant Customers

We have a significant concentration of revenues with Foresight and its subsidiaries, with total revenues of $37.4 million in 2021 from all of their mining operations, including transportation and processing services revenues, coal overriding royalty revenues and wheelage revenues. In June 2020, we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight for calendar years 2020 and 2021. We also have a significant concentration of revenues from Alpha, with total revenues of $49.4 million in 2021 from several different mining operations, including wheelage revenues. For additional information on significant customers, refer to "Item 8. Financial Statements and Supplementary Data—Note 14. Major Customers."
Competition

We face competition from land companies, coal producers, international steel companies and private equity firms in purchasing coal and royalty producing properties. Numerous producers in the coal industry make coal marketing intensely competitive. Our lessees compete among themselves and with coal producers in various regions of the United States for domestic sales. Lessees compete with both large and small producers nationwide on the basis of coal price at the mine, coal quality, transportation cost from the mine to the customer and the reliability of supply. Continued demand for our coal and the prices that our lessees obtain are also affected by demand for electricity and steel, as well as government regulations, technological developments and the availability and the cost of generating power from alternative fuel sources, including nuclear, natural gas, wind, solar and hydroelectric power.
Sisecam Wyoming's trona mining and soda ash refinery business faces competition from a number of soda ash producers in the United States, Europe and Asia, some of which have greater market share and greater financial, production and other resources than Sisecam Wyoming does. Some of Sisecam Wyoming’s competitors are diversified global corporations that have many lines of business and some have greater capital resources and may be in a better position to withstand a long-term deterioration in the soda ash market. Other competitors, even if smaller in size, may have greater experience and stronger relationships in their local markets. Competitive pressures could make it more difficult for Sisecam Wyoming to retain its existing customers and attract new customers, and could also intensify the negative impact of factors that decrease demand for soda ash in the markets it serves, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of soda ash.
Title to Property

We owned substantially all of our coal and aggregates mineral rights in fee as of December 31, 2021. We lease the remainder from unaffiliated third parties. Sisecam Wyoming leases or licenses its trona. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operation of our business.

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

Many of the statutes discussed below also apply to Sisecam Wyoming’s trona mining and soda ash production operations, and therefore we do not present a separate discussion of statutes related to those activities, except where appropriate.

Air Emissions

The Clean Air Act and corresponding state and local laws and regulations affect all aspects of our business. The Clean Air Act directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings that are focused on emissions from coal-fired electric generating facilities, including the Cross-State Air Pollution Rule ("CSAPR"), regulating emissions of nitrogen oxide and sulfur dioxide, and the Mercury and Air Toxics Rule ("MATS"), regulating emissions of hazardous air pollutants. In March 2021, the U.S. Environmental Protection Agency ("EPA") revised the CSAPR to require additional emissions reductions of nitrogen oxide from power plants in twelve states. Installation of additional emissions control technologies and other measures required under EPA regulations make it more costly to operate coal-fired power plants and could make coal a less attractive or even effectively prohibited fuel source in the planning, building and operation of power plants in the future. These rules and regulations have resulted in a reduction in coal’s share of power generating capacity, which has negatively impacted our lessees’ ability to sell coal and our coal-related revenues. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues.

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

In October 2015, EPA published its final rule on performance standards for greenhouse gas emissions from new, modified, and reconstructed electric generating units. The final rule requires new steam generating units to use highly efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology. The final emission standard is less stringent than EPA had originally proposed due to updated cost assumptions, but could still have a material adverse effect on new coal-fired power plants. The final rule has been challenged by several states, industry participants and other parties in the United States Court of Appeals for the District of Columbia Circuit, but is not subject to a stay. In April 2017, the court granted EPA’s motion to hold the litigation in abeyance while EPA reviews the rule. In December 2018, EPA issued a proposed rule revising the best system of emission reduction (“BSER”) for newly constructed coal-fired electric generating units, among other changes, to replace the 2015 rule. In a status report filed with the Court on January 15, 2021, EPA requested that the case remain in abeyance until after the transition to the Biden administration. On March 17, 2021, in line with President Biden’s Executive Order 13990, EPA asked the D.C. Circuit to vacate and remand the “significant contribution” final rule. On April 5, 2021, the D.C. Circuit vacated and remanded the January 2021 final rule.

President Obama also announced an emission reduction agreement with China’s President Xi Jinping in November 2014. The United States pledged that by 2025 it would cut climate pollution by 26% to 28% from 2005 levels. China pledged it would reach its peak carbon dioxide emissions around 2030 or earlier, and increase its non-fossil fuel share of energy to around 20% by 2030. In December 2015, the United States was one of 196 countries that participated in the Paris Climate Conference, at which the participants agreed to limit their emissions in order to limit global warming to 2°C above pre-industrial levels, with an aspirational goal of 1.5°C. While there is no way to estimate the impact of these climate pledges and agreements, they could ultimately have an adverse effect on the demand for coal, both nationally and internationally, if implemented. In 2019, President Trump withdrew from the Paris Climate Agreement. On February 19, 2021, the United States officially rejoined the Paris Climate Agreement per President Biden’s order signed January 20.

Hazardous Materials and Waste

The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or the Superfund law) and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs relating to hazardous substances. In addition, we may have liability for environmental clean-up costs in connection with Sisecam Wyoming's soda ash businesses.

Water Discharges

Operations conducted on our properties can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for mining operations. The National Pollutant Discharge Elimination System (NPDES) program under Section 402 of the statute is administered by the states or EPA and regulates the concentrations of pollutants in discharges of waste and storm water from a mine site. The Section 404 program is administered by the Army Corps of Engineers and regulates the placement of overburden and fill material into channels, streams and wetlands that comprise “waters of the United States.” The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetlands. The Clean Water Act and its regulations prohibit the unpermitted discharge of pollutants into such waters, including those from a spill or leak. Similarly, Section 404 also prohibits discharges of fill material and certain other activities in waters unless authorized by the issued permit. In June 2015, EPA issued a new rule defining the scope of “Waters of the United States” (WOTUS) that are subject to regulation. The 2015 WOTUS rule was challenged by a number of states and private parties in federal district and circuit courts. In December 2017, EPA and the Corps proposed a rule to repeal the 2015 WOTUS rule and implement the pre-2015 definition. The repeal of the 2015 WOTUS rule took effect in December 2019. In December 2018, EPA and the Corps issued a proposed rule again revising the definition of “Waters of the United States.” The new rule (the Navigable Waters Protection Rule) took effect in June 2020. In most of the pending legal challenges to the 2015 WOTUS rule, the petitioners filed amended complaints to include allegations challenging the 2020 rule. In addition, various industry groups, environmental groups, and states filed new legal challenges to the 2020 rule. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the 2020 rule. In light of this order, agencies have reverted to interpreting WOTUS in line with the pre-2015 regulatory regime. In late November 2021, EPA proposed a rule to revise the definition yet again, this time to restore the pre-2015 definition, with updates to reflect recent Supreme Court decisions.

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

Other Regulations Affecting the Mining Industry

Mine Health and Safety Laws

The operations of our coal lessees and Sisecam Wyoming are subject to stringent health and safety standards that have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive health and safety standards on all mining operations. In addition, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung or pneumoconiosis and to some beneficiaries of miners who have died from this disease.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for reclaiming the mined property upon the completion of mining operations. Our lessees have obtained or applied for permits to mine a majority of the coal that is currently planned to be mined over the next five years. Our lessees are also in the planning phase for obtaining permits for the additional coal planned to be mined over the following five years. However, given the imposition of new requirements in the permits in the form of policies and the increased oversight review that has been exercised by EPA, there are no assurances that they will not experience difficulty and delays in obtaining mining permits in the future. In addition, EPA has used its authority to create significant delays in the issuance of new permits and the modification of existing permits, which has led to substantial delays and increased costs for coal operators.

Employees and Labor Relations

As of December 31, 2021, affiliates of our general partner employed 52 people who directly supported our operations. None of these employees were subject to a collective bargaining agreement.

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

The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Accordingly, the Board of Directors of our general partner had declared a distribution on our preferred units to be paid one-half in kind through the issuance of additional preferred units (“PIK units”) in 2020 and 2021 when our leverage ratio exceeded 3.75x. Our consolidated leverage ratio fell below 3.75x in Q4 2021 to 2.7x at December 31, 2021, and we redeemed the PIK units in the first quarter of 2022.

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

As of December 31, 2021, we and our subsidiaries had approximately $438.5 million of total indebtedness. The terms and conditions governing the indenture for NRP’s 2025 Senior Notes and Opco’s revolving credit facility and senior notes:
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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, including payment of distributions on the preferred units. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, borrow more money, or sell assets or raise equity at unattractive prices, including higher interest rates. We are required to make substantial principal repayments each year in connection with Opco’s senior notes, with approximately $40 million due thereunder during 2022. To the extent we borrow to make some of these payments, we may not be able to refinance these amounts on terms acceptable to us, if at all. We may not be able to refinance our debt, sell assets, borrow more money or access the bank and capital markets on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our debt agreements will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after late 2021. Opco’s revolving credit facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which provide that we will adopt a replacement rate that is broadly accepted by the syndicated loan market. We currently do not expect the transition from LIBOR to have a material impact on us. However, if clear market standards and replacement methodologies have not developed as of the time LIBOR becomes unavailable, we may have difficulty establishing a replacement rate under Opco’s revolving credit facility. In the event that we do not determine a replacement rate for LIBOR, in certain circumstances, Eurodollar Loans under Opco’s revolving credit facility may be suspended and converted to ABR Loans, which could bear higher interest rates. If we are unable to negotiate replacement rates on favorable terms, it could adversely affect our business, financial condition and results of operations.  For a description of the interest rate on borrowings under Opco’s revolving credit facility, see “Item 8. Financial Statements and Supplementary Data—Note 11. Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net., Net.”

The ongoing COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and ability to make cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities and global trading markets. Coal markets faced substantial challenges prior to the pandemic, and widespread increases in unemployment and decreases in electricity and steel demand further reduced demand and prices for coal in 2020. In addition, demand for and prices of soda ash decreased in 2020, as global manufacturing slowed. Our board of directors determined to suspend cash distributions to our common unitholders with respect to the first quarter of 2020 in order to preserve liquidity due to uncertainties created by the pandemic. In addition, Sisecam Wyoming suspended cash distributions to its members in 2020 due to adverse effects of the pandemic on the global and domestic soda ash markets. Both companies have resumed distributions, however there remains a risk that distributions could be suspended in the future due to a resumption of pandemic uncertainties.

As economic activity began to recover throughout 2021, so did supply and demand for coal and soda ash. While the outbreak appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 emergerd, including the highly transmissible Delta and Omicron variants, spreading throughout the United States and globally and causing significant uncertainty. The full extent to which the COVID-19 pandemic will impact our results is not fully known and is evolving, and will depend on future developments, which are highly uncertain and cannot be predicted. These include the severity, duration and spread of COVID-19, the success of actions taken by governments and health organizations to combat the disease and treat its effects, including additional remedial legislation, the emergence of any new COVID-19 variants that may arise, the timing, availability, effectiveness and adoption rates of vaccines and treatments and the extent to which, and when, general economic and operating conditions recover. Accordingly, any resulting financial impact cannot be reasonably estimated at this time but such amounts may be material. To the extent our board of directors deems necessary, it may determine to suspend cash distributions in future quarters as a result of the pandemic.
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

To the extent our lessees are unable to economically produce coal over the long term, the carrying value of our coal mineral rights could be adversely affected. A long-term asset generally is deemed impaired when the future expected cash flow from its use and disposition is less than its book value. For the year ended December 31, 2021, we recorded impairment charges of approximately $5 million related to properties that we believe our current or future lessees are unable to operate profitably. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on Sisecam Wyoming’s ability to continue to make distributions to its members and on our results of operations.

The market price of soda ash directly affects the profitability of Sisecam Wyoming’s soda ash production operations. If the market price for soda ash declines, Sisecam Wyoming’s sales will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash has been volatile, and those markets are likely to remain volatile in the future. The prices Sisecam Wyoming receives for its soda ash depend on numerous factors beyond Sisecam Wyoming’s control, including the COVID-19 pandemic, worldwide and regional economic and political conditions impacting supply and demand. In addition, the impact of the Sisecam Chemical Resources' exit from ANSAC and Sisecam Wyoming’s transition to the utilization of Sisecam Group’s global distribution network for some of its export operations beginning 2021 could affect prices received for export sales. Glass manufacturers and other industrial customers drive most of the demand for soda ash, and these customers experience significant fluctuations in demand and production costs. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Substantial or extended declines in prices for soda ash could have a material adverse effect on Sisecam Wyoming’s ability to continue to make distributions to its members and on our results of operations.

We derive a large percentage of our revenues and other income from a small number of coal lessees.

Challenges in the coal mining industry have led to significant consolidation activity. We own significant interests in all of Foresight’s mining operations, which accounted for approximately 17% of our total revenues in 2021. We also own significant interests in several of Alpha's mining operations, which accounted for approximately 23% of our total revenues in 2021. Certain other lessees have made acquisitions over the past few years resulting in their having an increased interest in our coal. Any interruption in these lessees’ ability to make royalty payments to us could have a disproportionate material adverse effect on our business and results of operations.

Bankruptcies in the coal industry, and/or the idling or closure of mines on our properties could have a material adverse effect on our business and results of operations.

While current coal prices have recovered substantially, the recent coal price environment, together with high operating costs and limited access to capital, has caused a number of coal producers to file for protection under The U.S. Bankruptcy Code and/or idle or close mines that they cannot operate profitably. To the extent our leases are accepted or assigned in a bankruptcy process, pre-petition amounts are required to be cured in full, but we may ultimately make concessions in the financial terms of those leases in order for the reorganized company or new lessor to operate profitably going forward. To the extent our leases are rejected, operations on those leases will cease, and we will be unlikely to recover the full amount of our rejection damages claims. More of our lessees may file for bankruptcy in the future, which will create additional uncertainty as to the future of operations on our properties and could have a material adverse effect on our business and results of operations.

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

In addition to EPA’s greenhouse gas initiatives, there are several other federal rulemakings that are focused on emissions from coal-fired electric generating facilities, including the Cross-State Air Pollution Rule (CSAPR) as revised in 2021, regulating emissions of nitrogen oxide and sulfur dioxide, and the Mercury and Air Toxics Rule (MATS), regulating emissions of hazardous air pollutants. Installation of additional emissions control technologies and other measures required under these and other EPA regulations have made it more costly to operate many coal-fired power plants and have resulted in and are expected to continue to result in plant closures. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues. For more information on regulation of greenhouse gas and other air pollutant emissions, see "Items 1. and 2. Business and Properties—Regulation and Environmental Matters.”

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are also resulting in unfavorable lending and investment policies by institutions and insurance companies which could significantly affect our ability to raise capital or maintain current insurance levels.

Global climate issues continue to attract public and scientific attention. Numerous reports have engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In addition to government regulation of greenhouse gas and other air pollutant emissions, there have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuels, such as coal. One example is the Net Zero Banking Alliance, a group of over 100 banks worldwide representing over 40% of global banking assets who are committed to aligning their investment portfolios with net zero emissions by 2050. The impact of such efforts may adversely affect our ability to raise capital. In addition, a number of insurance companies have taken action to limit coverage for companies in the coal industry, which could result in significant increases in our costs of insurance or in our inability to maintain insurance coverage at current levels.

In addition to climate change and other Clean Air Act legislation, our businesses are subject to numerous other federal, state and local laws and regulations that may limit production from our properties and our profitability.

The operations of our lessees and Sisecam Wyoming are subject to stringent health and safety standards under increasingly strict federal, state and local environmental, health and safety laws, including mine safety regulations and governmental enforcement policies. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our properties.

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

We have limited approval rights with respect to the management of our Sisecam Wyoming soda ash joint venture, including with respect to cash distributions and capital expenditures. In addition, we are exposed to operating risks that we do not experience in the royalty business through our soda ash joint venture and through our ownership of certain coal transportation assets.

We do not have control over the operations of Sisecam Wyoming. We have limited approval rights with respect to Sisecam Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures. During 2020, Sisecam Wyoming suspended cash distributions to its members due to adverse developments in the soda ash market resulting from the COVID-19 pandemic. Distributions resumed in 2021 but no assurance can be made that additional suspensions will not occur in the future. In December 2021, the parent of the 51% owner of Sisecam Wyoming (formerly Ciner Wyoming) sold 60% of its interest to Sisecam Chemicals USA Inc., a wholly owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş. As a result of the transaction, we will continue to appoint three of the seven Board of Managers of Sisecam Wyoming, Sisecam USA will appoint three and Ciner Enterprises Inc. will appoint one. Any changes to the distribution policy or the capital expenditure plans approved by the newly constituted Board of Managers could adversely affect the future cash flows to NRP and the financial condition and results of operations of Sisecam Wyoming.

In addition, we are ultimately responsible for operating the transportation infrastructure at Foresight’s Williamson mine, and have assumed the capital and operating risks associated with that business. As a result of these investments, we could experience increased costs as well as increased liability exposure associated with operating these facilities.

A significant portion of Sisecam Wyoming’s historical international sales of soda ash have been to ANSAC, and the termination of the ANSAC membership could adversely affect Sisecam Wyoming’s ability to compete in certain international markets and increase Sisecam Wyoming’s international sales costs.

Although Sisecam Chemicals Resources’ membership in ANSAC terminated on December 31, 2020, Sisecam Chemical Resources and ANSAC reached an agreement that it would continue selling tons, at substantially lower volumes to ANSAC and partner therewith on limited logistics services for a limited period of time. ANSAC was Sisecam Wyoming’s largest customer for the years ended December 31, 2020 and 2019, accounting for approximately 45% and 60%, respectively, of its net sales. Without the ANSAC membership, there is no assurance that Sisecam Chemical Resources will be able to retain existing foreign customers or secure new foreign customers or the related logistics arrangements on favorable terms, if at all, after the ANSAC termination date, which could materially adversely impact Sisecam Wyoming’s business, results of operations and financial condition and limit its ability to make distributions to us.

Sisecam Wyoming’s deca stockpiles will substantially deplete by 2024, and its production rates will decline approximately 200,000 short tons per year if further investments are not made.

In 2024, Sisecam Wyoming’s deca stockpiles will be substantially depleted. Without adding additional capacity, Sisecam Wyoming's production rates will decline approximately 200,000 short tons, which would further impact Sisecam Wyoming's profitability. While Sisecam Wyoming is currently evaluating an expansion project that would offset this decline as well as provide additional soda ash production above current rates, there is no guarantee that any such investments will be executed successfully or in a timely manner to enable Sisecam Wyoming to maintain its current rates of production.

Significant delays and/or higher than expected costs associated with Sisecam Wyoming’s capacity expansion project could adversely affect Sisecam Wyoming’s profitability and ability to continue to make distributions to us.

In 2019, Sisecam Wyoming announced a significant capacity expansion capital project intended to increase production levels to up to 3.5 million tons of soda ash per year. As a result of current market conditions (in part related to the COVID-19 pandemic), Sisecam Wyoming is currently evaluating when and whether to pursue this project, as it will require significant capital expenditures. The costs of the expansion project could be higher than expected, or the execution of the project could be substantially delayed, which could materially impact Sisecam Wyoming’s profitability and result in another suspension of Sisecam Wyoming’s cash distributions to its members, which in turn could have a material adverse effect on us.

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

In addition, Sisecam Wyoming transports its soda ash by rail or truck and ocean vessel. As a result, its business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Sisecam Wyoming’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Sisecam Wyoming may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces. In addition, rail operations are subject to various risks that may result in a delay or lack of service at Sisecam Wyoming’s facility, and alternative methods of transportation are impracticable or cost prohibitive. For the year ended December 31, 2021, Sisecam Wyoming shipped over 90% of its soda ash from the Green River facility on a single rail line owned and controlled by Union Pacific. Any substantial interruption in or increased costs related to the transportation of Sisecam Wyoming’s soda ash or the failure to renew the rail contract on favorable terms could have a material adverse effect on our financial condition and results of operations.

Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.

Mineral supply contracts generally do not require operators to satisfy their obligations to their customers with resources mined from specific locations. Several factors may influence a lessee’s decision to supply its customers with minerals mined from properties we do not own or lease, including the royalty rates under the lessee’s lease with us, mining conditions, mine operating costs, cost and availability of transportation, and customer specifications. In addition, lessees move on and off of our properties over the course of any given year in accordance with their mine plans. If a lessee satisfies its obligations to its customers with minerals from properties we do not own or lease, production on our properties will decrease, and we will receive lower royalty revenues.

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
Tax Risks to Our Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to unitholders would be substantially reduced.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment.
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
Certain U.S. federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.
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
Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.
For our unitholders subject to the passive loss rules, our current operations include portfolio activities (such as our coal and mineral royalty businesses) and passive activities (such as our soda ash business). Any passive losses we generate will only be available to offset our passive income generated in the future and will not be available to offset (i) our portfolio income, including income related to our coal and mineral royalty businesses, (ii) a unitholder’s income from other passive activities or investments, including investments in other publicly traded partnerships, or (iii) a unitholder’s salary or active business income. Thus, our unitholders' share of our portfolio income may be subject to U.S. federal income tax, regardless of other losses they may receive from us.

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
If the IRS contests the U.S. federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.
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
Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations and other guidance from the IRS provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023. Thereafter, the obligation to withhold on a transfer of interests in a publicly traded partnership that is effected through a broker, is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain recognized from the sale of our common units, have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month (the "Allocation Date"), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate (i) certain deductions for depreciation of capital additions, (ii) gain or loss realized on a sale or other disposition of our assets, and (iii) in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
The ongoing COVID-19 pandemic has adversely affected our business.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NRP Common Units

Our common units are listed and traded on the NYSE under the symbol "NRP." As of March 1, 2022, there were approximately 9,740 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the securities authorized for issuance under our 2017 Long-Term Incentive Plan at December 31, 2021. The initial number of common units authorized for issuance pursuant to awards under the plan was 800,000.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	230,226 (1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	—	230,226

(1)As of December 31, 2021, 411,199 phantom units were outstanding under the plan. Each phantom unit represents the right to receive one common unit, together with associated distribution equivalent rights.

ITEM 6. [RESERVED]

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

Cash Flow Cushion
Cash flow cushion represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as investing or financing activities, one-time beneficial items, mandatory Opco debt repayments, preferred unit distributions and redemption of PIK units, common unit distributions and warrant cash settlements. Cash flow cushion is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. Cash flow cushion is a supplemental liquidity measure used by our management to assess our ability to make or raise cash distributions to our common and preferred unitholders and our general partner and repay debt or redeem preferred units.
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

Executive Overview

We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and own a non-controlling 49% interest in Sisecam Wyoming LLC ("Sisecam Wyoming"), formerly known as Ciner Wyoming, a trona ore mining and soda ash production business. Our common units trade on the New York Stock Exchange under the symbol "NRP." Our business is organized into two operating segments:
Mineral Rights (formerly named Coal Royalty and Other segment)—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, our ownership would cover roughly 20,000 square miles. Our ownership provides critical inputs for the manufacturing of steel, electricity and basic building materials, as well as opportunities for carbon sequestration and renewable energy. We are working to strategically redefine our business as a key player in the transitional energy economy in the years to come.
Soda Ash—consists of our 49% non-controlling equity interest in Sisecam Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Sisecam Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.

Our financial results by segment for the year ended December 31, 2021 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$194,493	$21,871	$—	$216,364
Net income (loss) from continuing operations	$143,412	$21,702	$(56,212)	$108,902
Asset impairments	5,102	—	—	5,102
Net income (loss) from continuing operations excluding asset impairments	$148,514	$21,702	$(56,212)	$114,004
Adjusted EBITDA (1)	$167,613	$11,101	$(17,360)	$161,354

Cash flow provided by (used in) continuing operations
Operating activities	$159,845	$11,106	$(49,147)	$121,804
Investing activities	$2,412	$—	$—	$2,412
Financing activities	$(1,132)	$—	$(87,354)	$(88,486)
Distributable cash flow (1)	$162,257	$11,106	$(49,147)	$124,216
Free cash flow (1)	$161,008	$11,106	$(49,147)	$122,967
Cash flow cushion (1)	N/A	N/A	N/A	$36,172

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Business Outlook and Quarterly Distributions

We generated $121.8 million of net cash provided by operating activities and $123.0 million of free cash flow during the year ended December 31, 2021 and ended the year with $235.5 million of liquidity consisting of $135.5 million of cash and cash equivalents and $100 million of borrowing capacity under our Opco Credit Facility.

The indenture governing our 2025 parent company notes restricts us from paying more than one-half of the quarterly distribution on our preferred units in cash if our consolidated leverage ratio exceeds 3.75x. Accordingly, the Board of Directors of our general partner had declared a distribution on our preferred units to be paid one-half in kind through the issuance of additional preferred units (“PIK units”) in 2021 when our leverage ratio exceeded 3.75x. Our consolidated leverage ratio fell below 3.75x during the fourth quarter of 2021 to 2.7x at December 31, 2021, allowing us to fully redeem at par all 19,321 paid-in-kind preferred units for $19.6 million in cash in accordance with their terms and including accrued interest, and to continue to pay common unit distributions in the first quarter of 2022. Therefore, as of the date of this report, no paid-in-kind preferred units remain outstanding and $250 million of 12.0% Class A Convertible Preferred Units remain outstanding. While our leverage ratio is expected to stay below 3.75x for the foreseeable future, future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

Mineral Rights Business Segment
We have changed the name of our Coal Royalty and Other business segment to Mineral Rights. This name change highlights our vast mineral ownership interests as well as our intensifying focus on leveraging the Partnership's asset footprint across the United States, including subsurface carbon sequestration rights, to become a key player in the transitional energy economy for the years to come. There has been no change to the composition of this reportable business segment or the structure of our internal organization in connection with this name change.

Metallurgical coal markets have rebounded significantly from the lows seen in 2020 to record high pricing and the outlook remains strong as steel demand driven by global economic recovery is more than offsetting challenges related to the COVID-19 pandemic. Domestic and export thermal coal markets have also significantly improved from the lows seen in 2020, however we did not have meaningful sensitivity to thermal coal price movements in 2021 since the substantial majority of our thermal cash flows were fixed pursuant to a contract with Foresight Energy Resources LLC ("Foresight") that went into effect as they emerged from bankruptcy in 2020. That contract expired at the end of 2021 and we began receiving traditional royalty payments in January 2022. While we may benefit from improved thermal coal demand and pricing in the near term, thermal coal markets still face the long-term challenges presented by competition from natural gas and the secular shift to renewable energy.

Our lessees sold 27.8 million tons of coal from our properties in 2021 and we derived approximately 65% of our coal royalty revenues and approximately 50% of our coal royalty sales volumes from metallurgical coal during the same period. Revenues and other income in 2021 were higher by $64.9 million as compared to the prior year. This increase is primarily a result of stronger metallurgical coal demand and pricing in 2021.
We continue to identify alternative revenue sources across our large portfolio of land, mineral and timber assets. The types of opportunities include the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy. We executed our first carbon neutral project in the fourth quarter of 2021 through the sale of 1.1 million carbon offset credits which represents 1.1 million tonnes of carbon sequestered in approximately 39,000 acres of our forestland in West Virginia. In the first quarter of 2022, we were able to execute another such project through the previously announced partnership with Denbury which provides opportunity for development of a world-class subsurface CO2 sequestration hub on Alabama's Gulf Coast. The agreement provides Denbury with the exclusive rights to develop a subsurface CO2 sequestration site on approximately 75,000 acres of underground pore space controlled by us in Baldwin County, near Mobile, Alabama, with estimated CO2 storage potential of over 300 million metric tons.

We expect this 75,000-acre project, if developed, to be the first of what will potentially be numerous subsurface sequestration projects conducted on the approximately 3.5 million acres where we own the rights to sequester CO2 underground across the United States. Our ability to create value and provide important benefits to the environment through alternative revenue sources continues to expand through transactions such as these and we are pleased to be on the forefront of subsurface carbon sequestration. While the timing and likelihood of additional cash flows being realized from further activities is uncertain, we believe our large ownership footprint throughout the United States will provide additional opportunities to create value in this regard with minimal capital investment.
Soda Ash Business Segment
In December, a publicly-traded Turkish conglomerate named Sisecam acquired a majority stake in the managing partner of our soda ash business, which is now known as Sisecam Wyoming LLC. Sisecam brings extensive experience and knowledge to our soda ash partnership given its soda ash operating experience in Turkey, Bulgaria and Europe, as well as its container and flat glass manufacturing around the world. We look forward to working with Sisecam to build on the significant value realized by the soda ash partnership with the Ciner Group, which continues to own a minority stake in the partnership.

Sisecam Wyoming's business continues to recover to pre-COVID-19 levels. While we believe Sisecam Wyoming's facility is competitively positioned as one of the lowest cost producers of soda ash in the world, we expect the market to remain volatile as a result of ongoing uncertainties with the COVID-19 pandemic.

Soda ash revenues and other income in 2021 were higher by $11.1 million compared to the prior year period as demand and pricing for soda ash continues to improve globally from the lows caused by the COVID-19 pandemic.

As a result of the soda ash segment's improved performance, Sisecam Wyoming reinstated regular quarterly cash distributions in the fourth quarter of 2021, which were previously suspended since the third quarter of 2020. Accordingly, we received a $7.4 million distribution in the fourth quarter of 2021. We also received a special distribution of $3.9 million in the first quarter of 2021, for $11.3 million in total distributions from Sisecam Wyoming in 2021 as compared to $14.2 million of regular quarterly distributions received in 2020. In addition, strong fourth quarter 2021 soda ash demand and pricing resulted in further improved operating results and we received a $13.2 million quarterly distribution with respect to these strong fourth quarter 2021 operating results in February 2022.

Results of Operations

Year Ended December 31, 2021 and 2020 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Year Ended December 31,
Operating Segment (In thousands)	2021	2020	Increase	Percentage Change
Mineral Rights	$194,493	$129,592	$64,901	50%
Soda Ash	21,871	10,728	11,143	104%
Total	$216,364	$140,320	$76,044	54%

The changes in revenues and other income is discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Year Ended December 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2021	2020
Coal sales volumes (tons)
Appalachia
Northern	1,335	647	688	106%
Central	12,279	10,111	2,168	21%
Southern	1,571	889	682	77%
Total Appalachia	15,185	11,647	3,538	30%
Illinois Basin	9,388	3,381	6,007	178%
Northern Powder River Basin	3,151	1,738	1,413	81%
Gulf Coast	55	—	55	100%
Total coal sales volumes	27,779	16,766	11,013	66%

Coal royalty revenue per ton
Appalachia
Northern	$6.51	$2.36	$4.15	176%
Central	5.71	4.17	1.54	37%
Southern	9.14	4.75	4.39	92%
Illinois Basin	2.12	2.36	(0.24)	(10)%
Northern Powder River Basin	3.54	3.50	0.04	1%
Gulf Coast	0.60	—	0.60	100%
Combined average coal royalty revenue per ton	4.47	3.70	0.77	21%

Coal royalty revenues
Appalachia
Northern	$8,691	$1,526	$7,165	470%
Central	70,149	42,207	27,942	66%
Southern	14,355	4,221	10,134	240%
Total Appalachia	93,195	47,954	45,241	94%
Illinois Basin	19,917	7,973	11,944	150%
Northern Powder River Basin	11,151	6,086	5,065	83%
Gulf Coast	33	—	33	100%
Unadjusted coal royalty revenues	124,296	62,013	62,283	100%
Coal royalty adjustment for minimum leases	(20,207)	(10,145)	(10,062)	(99)%
Total coal royalty revenues	$104,089	$51,868	$52,221	101%

Other revenues
Production lease minimum revenues	$14,269	$21,749	$(7,480)	(34)%
Minimum lease straight-line revenues	20,564	16,796	3,768	22%
Forest CO2 sequestration revenues	13,790	—	13,790	100%
Wheelage revenues	10,065	7,025	3,040	43%
Property tax revenues	6,028	5,786	242	4%
Coal overriding royalty revenues	4,367	4,977	(610)	(12)%
Lease amendment revenues	4,696	3,450	1,246	36%
Aggregates royalty revenues	1,889	1,717	172	10%
Oil and gas royalty revenues	4,506	5,816	(1,310)	(23)%
Other revenues	933	982	(49)	(5)%
Total other revenues	$81,107	$68,298	$12,809	19%
Royalty and other mineral rights	$185,196	$120,166	$65,030	54%
Transportation and processing services revenues	9,052	8,845	207	2%
Gain on asset sales and disposals	245	581	(336)	(58)%
Total Mineral Rights segment revenues and other income	$194,493	$129,592	$64,901	50%

Coal Royalty Revenues

Approximately 65% of coal royalty revenues and approximately 50% of coal royalty sales volumes were derived from metallurgical coal during the year ended December 31, 2021. Total coal royalty revenues increased $52.2 million from 2020 to 2021 primarily as a result of stronger metallurgical coal demand and pricing in 2021. The discussion of these increases by region is as follows:
•Appalachia: Coal royalty revenues increased $45.2 million primarily due to a 30% increase in sales volumes in addition to higher sales prices as compared to the prior year.
•Illinois Basin: Coal royalty revenues increased $11.9 million primarily due to a 178% increase in sales volumes. In the second quarter of 2020, we entered into lease amendments with Foresight pursuant to which Foresight agreed to pay us fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between us and Foresight for calendar years 2020 and 2021. As a result of these amendments, actual revenues recognized from Foresight were flat period-over-period.
•Northern Powder River Basin: Coal royalty revenues increased $5.1 million primarily due to an 81% increase in sales volumes as our lessee mined on our property more during 2021 as compared to 2020.
Other Revenues
Other revenues increased $12.8 million from 2020 to 2021 primarily due to $13.8 million of forest CO2 sequestration revenues recognized in 2021 as a result of the sale of 1.1 million carbon offset credits which represents 1.1 million tonnes of carbon sequestered in our forestland in West Virginia. This increase was partially offset by a decrease in production lease minimum revenues as a result of lower breakage revenues recognized in 2021.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $11.1 million compared to the prior year as demand and pricing for soda ash continues to improve globally from the lows caused by the COVID-19 pandemic.
Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Year Ended December 31,		Increase (Decrease)	Percentage Change
(In thousands)	2021	2020
Operating expenses
Operating and maintenance expenses	$27,049	$24,795	$2,254	9%
Depreciation, depletion and amortization	19,075	9,198	9,877	107%
General and administrative expenses	17,360	14,293	3,067	21%
Asset impairments	5,102	135,885	(130,783)	(96)%
Total operating expenses	$68,586	$184,171	$(115,585)	(63)%

Total operating expenses decreased by $115.6 million primarily due to a $130.8 million decrease in asset impairments. Asset impairments in 2021 primarily related to a lease termination while asset impairments in 2020 were due to weakened coal markets that resulted in termination of certain coal leases, changes to lessee mine plans resulting in permanent moves off certain of our coal properties and decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. This decrease was partially offset by a $9.9 million increase in depreciation, depletion and amortization expense primarily as a result of increased production at certain Illinois Basin coal properties. The remaining cost increases primarily related to increased incentive compensation expense as a result of significantly improved Partnership operating results year-over-year and increased overriding royalty expense due to higher coal sales and royalty revenue in 2021.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) from continuing operations (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
December 31, 2021
Net income (loss) from continuing operations	$143,412	$21,702	$(56,212)	$108,902
Less: equity earnings from unconsolidated investment	—	(21,871)	—	(21,871)
Add: total distributions from unconsolidated investment	—	11,270	—	11,270
Add: interest expense, net	24	—	38,852	38,876
Add: depreciation, depletion and amortization	19,075	—	—	19,075
Add: asset impairments	5,102	—	—	5,102
Adjusted EBITDA	$167,613	$11,101	$(17,360)	$161,354

December 31, 2020
Net income (loss) from continuing operations	$(40,180)	$10,543	$(55,182)	$(84,819)
Less: equity earnings from unconsolidated investment	—	(10,728)	—	(10,728)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	79	—	40,889	40,968
Add: depreciation, depletion and amortization	9,198	—	—	9,198
Add: asset impairments	135,885	—	—	135,885
Adjusted EBITDA	$104,982	$14,025	$(14,293)	$104,714
Adjusted EBITDA increased $56.6 million primarily due to a $62.6 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income during the year ended December 31, 2021 as discussed above. This increase was partially offset by a $2.9 million decrease in Adjusted EBITDA within our Soda Ash segment as a result of lower cash distributions received from Sisecam Wyoming during the year ended December 31, 2021 as compared to the prior year and a $3.1 million decrease in Adjusted EBITDA within our Corporate and Financing segment as a result of increased general and administrative costs primarily due to increased incentive compensation as a result of significantly improved Partnership operating results year-over-year.

Distributable Cash Flow ("DCF"), Free Cash Flow ("FCF") and Cash Flow Cushion (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
December 31, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$159,845	$11,106	$(49,147)	$121,804
Investing activities	2,412	—	—	2,412
Financing activities	(1,132)	—	(87,354)	(88,486)

December 31, 2020
Cash flow provided by (used in) continuing operations
Operating activities	$124,737	$14,037	$(51,206)	$87,568
Investing activities	1,745	—	—	1,745
Financing activities	—	—	(87,788)	(87,788)

The following tables reconcile net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF, FCF and cash flow cushion:

	Operating Segments
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
December 31, 2021
Net cash provided by (used in) operating activities of continuing operations	$159,845	$11,106	$(49,147)	$121,804
Add: proceeds from asset sales and disposals	249	—	—	249
Add: return of long-term contract receivable	2,163	—	—	2,163
Distributable cash flow	$162,257	$11,106	$(49,147)	$124,216
Less: proceeds from asset sales and disposals	(249)	—	—	(249)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$161,008	$11,106	$(49,147)	$122,967
Less: mandatory Opco debt repayments				(39,396)
Less: preferred unit distributions				(15,571)
Less: common unit distributions				(22,645)
Less: warrant cash settlement				(9,183)
Cash flow cushion				$36,172

	Operating Segments
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
December 31, 2020
Net cash provided by (used in) operating activities of continuing operations	$124,737	$14,037	$(51,206)	$87,568
Add: proceeds from asset sales and disposals	623	—	—	623
Add: proceeds from sale of discontinued operations	—	—	—	(65)
Add: return of long-term contract receivable	2,122	—	—	2,122
Distributable cash flow	$127,482	$14,037	$(51,206)	$90,248
Less: proceeds from asset sales and disposals	(623)	—	—	(623)
Less: proceeds from sale of discontinued operations	—	—	—	65
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$125,859	$14,037	$(51,206)	$88,690
Less: mandatory Opco debt repayments				(46,176)
Less: preferred unit distributions				(26,363)
Less: common unit distributions				(16,890)
Cash flow cushion				$(739)

DCF and FCF increased $34.0 million and $34.3 million, respectively, primarily due to the increase in Mineral Rights segment DCF and FCF of $34.8 million and $35.1 million, respectively. The increase in Mineral Rights DCF and FCF was primarily driven by stronger metallurgical coal demand and pricing in 2021 and $13.8 million of cash received in the fourth quarter of 2021 as a result of the sale of 1.1 million forest carbon offset credits.
Cash flow cushion increased $36.9 million as a result of the increase in FCF discussed above in addition to:
•$10.8 million lower preferred unit distributions in 2021 as we paid one-half of the distributions in kind through the issuance of PIK units during the year ended December 31, 2021; and
•$6.8 million lower mandatory Opco debt repayments in 2021 as one series of Opco Senior Notes was fully repaid in 2020.
These increases in cash flow cushion were partially offset by:
•$9.2 million of cash used to settle the exercise of certain of our warrants in 2021; and
•$5.8 million higher common unit distributions in 2021 as we suspended our common unit distribution for one quarter in 2020.
For discussion of our Results of Operations comparing 2020 to 2019, refer to our 2020 Annual Report on Form 10-K filed March 15, 2021 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2021, we had total liquidity of $235.5 million, consisting of $135.5 million of cash and cash equivalents and $100 million in borrowing capacity under our Opco Credit Facility. We have significant debt service obligations, including approximately $40 million of principal repayments on Opco’s senior notes in 2022. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business through the current market environment.

Cash Flows

Year Ended December 31, 2021 and 2020 Compared

Cash flows provided by operating activities increased $32.5 million, from $89.3 million in the year ended December 31, 2020 to $121.8 million in the year ended December 31, 2021 primarily related to increased coal royalty cash flow in 2021 as a result of stronger metallurgical coal demand and pricing in 2021, the sale of 1.1 million forest carbon offset credits in 2021 and lower cash paid for interest year-over-year. These increases in cash provided by operating activities were partially offset by lower distributions from Sisecam Wyoming year-over-year.

Cash flows used in financing activities decreased $0.9 million, from $89.4 million in the year ended December 31, 2020 to $88.5 million in the year ended December 31, 2021 primarily due to a $10.8 million decrease in cash distributions to preferred unitholders as we paid one-half of our preferred unit distributions in kind through the issuance of 15.6 million preferred units in 2021. Additionally, debt repayments decreased $6.8 million in 2021 as one series of Opco Senior Notes was fully repaid during the year ended December 31, 2020. These decreases in cash flow used were partially offset by $9.2 million used to settle the exercise of certain of our warrants in 2021 in addition to a $5.8 million increase in distributions to common unitholders and the general partner as we suspended our common unit distribution in the second quarter of 2020.
For discussion of our Cash Flows comparing 2020 to 2019, refer to our 2020 Annual Report on Form 10-K filed March 15, 2021 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of December 31, 2021 and 2020:

	December 31,
(In thousands)	2021	2020
Current portion of long-term debt, net	$39,102	$39,055
Long-term debt, net	394,443	432,444
Total debt, net	$433,545	$471,499
We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in this Annual Report on Form 10-K.

Debt Obligations

The following table reflects our long-term, non-cancelable debt obligations as of December 31, 2021:

	Payments Due by Period
Debt Obligations (In thousands)	Total	2022	2023	2024	2025	2026	Thereafter
NRP:
Debt principal payments (1)	$300,000	$—	$—	$—	$300,000	$—	$—
Debt interest payments (1)	95,813	27,375	27,375	27,375	13,688	—	—
Opco:
Debt principal payments (including current maturities) (2)	138,484	39,396	39,396	31,028	14,332	14,332	—
Debt interest payments (3)	16,925	7,131	4,895	2,724	1,450	725	—
Total	$551,222	$73,902	$71,666	$61,127	$329,470	$15,057	$—

(1)The amounts indicated in the table include principal and interest due on NRP’s 2025 Senior Notes.
(2)The amounts indicated in the table include principal due on Opco’s senior notes.
(3)The amounts indicated in the table include interest due on Opco’s senior notes and the 0.50% annual commitment fee on the unused portion of the Opco Credit Facility, which matures in April 2023. At December 31, 2021 we did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity.

Inflation

Inflation in the United States has been relatively low in previous years, and despite rising costs beginning in 2021, inflation did not have a material impact on operations for the years ended December 31, 2021, 2020 and 2019.

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

Mineral Rights Segment Revenues
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
As a result of this evaluation, revenue recognition from our royalty-based leases is based on either production or minimum payments as follows:
•Production Leases: Leases for which we expect that consideration from production will be greater than consideration from minimums over the lease term. Revenue for these leases is recognized over time based on production as royalty revenues, as applicable. Deferred revenue from minimums is recognized as royalty revenues when recoupment occurs or as production lease minimum revenues when the recoupment period expires. In addition, we recognize breakage revenue from minimums when we determine that recoupment is remote. This breakage revenue is included in production lease minimum revenues.
•Minimum Leases: Leases for which we expect that consideration from minimums will be greater than consideration from production over the lease term. Revenue for these leases is recognized straight-line over the lease term based on the minimum consideration amount as minimum lease straight-line revenues.
This evaluation is performed at the inception of the lease and only reassessed upon modification or renewal of the lease.
Oil and gas related revenues consist of revenues from royalties and overriding royalties and are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenues from those sales. Also included within oil and gas royalty revenues are lease bonus payments, which are generally paid upon the execution of a lease. We also have overriding royalty revenue interests in certain of our coal mineral rights. Revenue from these interests is recognized over time based on when the coal is sold.
Forest CO2 sequestration revenues. Revenues related to the sale of our carbon offset credits that is recognized at a point in time upon execution of the transaction.
Wheelage revenues. Revenues related to fees collected per ton to transport foreign coal across property we own that is recognized over time as transportation across our property occurs.
Other revenues. Other revenues consists primarily of rental payments and surface damage fees related to certain land we own and are recognized straight-line over time as it is earned. Other revenues also include property tax revenues. The majority of property taxes paid on our properties are reimbursable by the lessee and are recognized on a gross basis over time which affects the reimbursement of property taxes by the lessee. Property taxes we pay are included in operating and maintenance expenses on our Consolidated Statements of Comprehensive Income (Loss).
Transportation and processing services revenues. We own transportation and processing infrastructure that is leased to third parties for throughput fees. Revenue is recognized over time based on the coal tons transported over the beltlines or processed through the facilities.

Contract Modifications
Contract modifications that impact goods or services or the transaction price are evaluated in accordance with ASC 606. A majority of our contract modifications pertain to our coal and aggregates royalty contracts and include, but are not limited to, extending the lease term, changes to royalty rates, floor prices or minimum consideration, assignment of the contract or forfeiture of recoupment rights. Consideration received in conjunction with a modification of an ongoing lease will be deferred and recognized straight-line over the remaining term of the contract. Consideration received to assign a lease to another party and related forfeited minimums will be recognized immediately upon the termination of the contract. Fees from contract modifications are recognized in lease amendment revenues within royalty and other mineral rights revenues on our Consolidated Statements of Comprehensive Income (Loss) while modifications in royalty rates and minimums will be recognized prospectively in accordance with the above lease classification.
Contract Assets and Liabilities from Contracts with Customers
Contract assets include receivables from contracts with customers and are recorded when the right to consideration becomes unconditional. Receivables are recognized when the minimums are contractually owed, production occurs or minimums are accrued for based on the passage of time.
Contract liabilities represent minimum consideration received, contractually owed or earned based on the passage of time. The current portion of deferred revenue relates to deferred revenue on minimum leases and lease amendment fees that are to be recognized as revenue on a straight-line basis over the next twelve months. The long-term portion of deferred revenue relates to deferred revenue on production leases and lease amendment fees that are to be recognized as revenue on a straight-line basis beyond the next twelve months. Due to uncertainty in the amount of deferred revenue that will be recouped and recognized as royalty revenues from production leases over the next twelve months, we are unable to estimate the current portion of deferred revenue.
Equity in Earnings of Sisecam Wyoming.
We account for non-marketable equity investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. Our 49% investment in Sisecam Wyoming is accounted for using this method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and distributions. The basis difference between the investment and the proportional share of investee's net assets is attributed to net tangible assets and is amortized over its estimated useful life. The carrying value in Sisecam Wyoming is recognized in equity in unconsolidated investment on our Consolidated Balance Sheets. Our adjusted share of the earnings or losses of Sisecam Wyoming and amortization of the basis difference is recognized in equity in earnings of Sisecam Wyoming on the Consolidated Statements of Comprehensive Income (Loss). We decrease our investment for our proportional share of distributions received from Sisecam Wyoming. These cash flows are reported utilizing the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as operating cash inflows unless the cumulative distributions received exceed our cumulative equity in earnings. The excess of cumulative distributions received over our cumulative equity in earnings are considered returns of investment and classified as investing cash inflows.
Mineral Rights
Mineral rights owned and leased are recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. Coal and aggregates mineral rights are depleted on a unit-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated economic tonnage as estimated by our internal reserve engineers. The technologies and economic data used by our internal reserve engineers in the estimation of our economic tonnage include, but are not limited to, drill logs, geophysical logs, geologic maps including isopach, mine, and coal quality, cross sections, statistical analysis, and available public production data. There are numerous uncertainties inherent in estimating the quantities and qualities of economic tonnage, including many factors beyond our control. Estimates of economically recoverable tonnage depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results.

Asset Impairment

We have developed procedures to evaluate our long-lived assets, including intangible assets, for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable tons or production ceasing on a property for an extended period. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the asset's net book value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flow compared to the asset's net book value. We believe our estimates of cash flows and discount rates are consistent with those of principal market participants.

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

Recent Accounting Standards

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company for the year ended December 31, 2021, we are not required to include this disclosure in our 2021 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Natural Resource Partners L.P.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Sisecam Wyoming LLC (Sisecam Wyoming), a limited liability company in which the Partnership has a 49% interest. In the consolidated financial statements, the Partnership’s investment in Sisecam Wyoming is stated at $276 million and $263 million as of December 31, 2021 and 2020, respectively, and the Partnership’s equity in the net income of Sisecam Wyoming is stated at $22 million in 2021, $11 million in 2020 and $47 million in 2019. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sisecam Wyoming, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2022 expressed an unqualified opinion thereon.

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

Impairment Assessment of Mineral Rights

Description of the Matter	At December 31, 2021, the Partnership’s mineral rights, net totaled a combined $438 million. As described in Note 2 to the consolidated financial statements, the Partnership evaluates its mineral rights for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable (“triggering events”). Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Potential events or circumstances include but are not limited to reduction in economically recoverable reserves or production ceasing on a property for an extended period, and other relevant information received from the operators, which may include operational or legal information that indicates production from mineral interests will not likely occur or may be significantly reduced in the future.

Auditing the Partnership’s impairment triggers assessment involved our subjective judgment because, in determining whether a triggering event occurred, significant uncertainty exists with judgments management utilizes regarding the likelihood of future production and the likelihood of potential contract renewals or modifications, which rely on reserve or other relevant information reported by the operators.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s impairment assessment process. We tested controls over the Partnership’s process for identifying and evaluating potential triggers of impairment and related significant judgments.

To test the Partnership’s impairment assessment, our audit procedures included, among others, making inquiries of management (including personnel in operations) to understand changes in business, and evaluating the significant judgments and operating data used in the Partnership’s assessment. Specifically, we corroborated reserve information to reserve studies when available. Additionally, we inspected the cancellation or significant modification of royalty-based lease contracts. We searched for and evaluated other publicly available information, such as legislative or regulatory changes and bankruptcy filings, that corroborates or contradicts management’s assessment.

 /s/    Ernst & Young LLP

We have served as the Partnership’s auditor since 2002.

Houston, Texas
March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of
Sisecam Wyoming LLC
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sisecam Wyoming LLC (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive income, members' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes that are included in Exhibit 99.1 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Agreements and Transactions with Affiliates – Refer to Notes 1, 2, 8, 12, and 13 to the financial statements

Critical Audit Matter Description

The Company is a subsidiary and investee within two different global group structures and agreements directly between the Company and affiliates, or indirectly between affiliates that the Company does not control, can have a significant impact on recorded amounts or disclosures in the Company's financial statements, including any commitments and contingencies between the Company and affiliates or, potentially, third parties. Performing audit procedures to evaluate the Company’s identification of upstream affiliate relationships, transactions, and commitments and contingencies originating outside of the Ciner Enterprises, Inc. group and the impact of such matters on the financial statements represents a critical audit matter because of the increased auditor judgment necessary to perform audit procedures related to these matters and evaluate the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s identification of upstream affiliate relationships, transactions, and commitments and contingencies outside of the Ciner Enterprises, Inc. group and the impact of such matters on the financial statements included the following, among others:

•We tested the effectiveness of controls over the Company’s affiliate process, including controls over the identification of the Company’s affiliate relationships, transactions, and commitments and contingencies originating outside of the Ciner Enterprises, Inc. group.
•We read publicly available financial filings and news sources related to the Company and its affiliates outside of the Ciner Enterprises, Inc. group and listened to the parent company (Sisecam Resources LP) quarterly investor relations calls for information related to potential new affiliates and transactions between the Company and affiliates.
•We inspected director and executive officer questionnaires from the Sisecam Resources LP's directors and officers to identify any affiliate matters.
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
•We confirmed with the Company's ultimate parent companies that the affiliate relationships, transactions, and commitments and contingencies identified and disclosed by the Company were complete.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2022

We have served as the Company’s auditor since 2008.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except unit data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$135,520	$99,790
Accounts receivable, net	24,538	12,322
Other current assets, net	2,723	5,080
Total current assets	$162,781	$117,192
Land	24,008	24,008
Mineral rights, net	437,697	460,373
Intangible assets, net	16,130	17,459
Equity in unconsolidated investment	276,004	262,514
Long-term contract receivable, net	31,371	33,264
Other long-term assets, net	5,832	7,067
Total assets	$953,823	$921,877
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,956	$1,385
Accrued liabilities	10,297	7,733
Accrued interest	1,213	1,714
Current portion of deferred revenue	11,817	11,485
Current portion of long-term debt, net	39,102	39,055
Total current liabilities	$64,385	$61,372
Deferred revenue	50,045	50,069
Long-term debt, net	394,443	432,444
Other non-current liabilities	5,018	5,131
Total liabilities	$513,891	$549,016
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (269,321 and 253,750 units issued and outstanding at December 31, 2021 and 2020, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at December 31, 2021 and $1,700 per unit per unit at December 31, 2020)	$183,908	$168,337
Partners’ capital
Common unitholders’ interest (12,351,306 and 12,261,199 units issued and outstanding at December 31, 2021 and 2020, respectively)	$203,062	$136,927
General partner’s interest	1,787	459
Warrant holders’ interest	47,964	66,816
Accumulated other comprehensive income	3,211	322
Total partners' capital	$256,024	$204,524
Total liabilities and partners' capital	$953,823	$921,877

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In thousands, except per unit data)	2021	2020	2019
Revenues and other income
Royalty and other mineral rights	$185,196	$120,166	$191,069
Transportation and processing services	9,052	8,845	19,279
Equity in earnings of Sisecam Wyoming	21,871	10,728	47,089
Gain on asset sales and disposals	245	581	6,498
Total revenues and other income	$216,364	$140,320	$263,935

Operating expenses
Operating and maintenance expenses	$27,049	$24,795	$32,738
Depreciation, depletion and amortization	19,075	9,198	14,932
General and administrative expenses	17,360	14,293	16,730
Asset impairments	5,102	135,885	148,214
Total operating expenses	$68,586	$184,171	$212,614

Income (loss) from operations	$147,778	$(43,851)	$51,321

Other expenses, net
Interest expense, net	$(38,876)	$(40,968)	$(47,453)
Loss on extinguishment of debt	—	—	(29,282)
Total other expenses, net	$(38,876)	$(40,968)	$(76,735)

Net income (loss) from continuing operations	$108,902	$(84,819)	$(25,414)
Income from discontinued operations	—	—	956
Net income (loss)	$108,902	$(84,819)	$(24,458)
Less: income attributable to preferred unitholders	(31,609)	(30,225)	(30,000)
Net income (loss) attributable to common unitholders and the general partner	$77,293	$(115,044)	$(54,458)

Net income (loss) attributable to common unitholders	$75,747	$(112,743)	$(53,369)
Net income (loss) attributable to the general partner	1,546	(2,301)	(1,089)

Income (loss) from continuing operations per common unit (see Note 6)
Basic	$6.14	$(9.20)	$(4.43)
Diluted	4.81	(9.20)	(4.43)

Net income (loss) per common unit (see Note 6)
Basic	$6.14	$(9.20)	$(4.35)
Diluted	4.81	(9.20)	(4.35)

Net income (loss)	$108,902	$(84,819)	$(24,458)
Comprehensive income from unconsolidated investment and other	2,889	2,916	868
Comprehensive income (loss)	$111,791	$(81,903)	$(23,590)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income (Loss)	Partners' Capital Excluding Non-Controlling Interest	Non-Controlling Interest	Total Capital

(In thousands)	Units	Amounts
Balance at December 31, 2018	12,249	$355,113	$5,014	$66,816	$(3,462)	$423,481	$(2,935)	$420,546
Net loss (1)	—	(23,969)	(489)	—	—	(24,458)	—	(24,458)
Distributions to common unitholders and the general partner	—	(32,487)	(663)	—	—	(33,150)	—	(33,150)
Distributions to preferred unitholders	—	(29,400)	(600)	—	—	(30,000)	—	(30,000)
Issuance of unit-based awards	12	486	—	—	—	486	—	486
Unit-based awards amortization and vesting	—	1,804	—	—	—	1,804	—	1,804
Comprehensive income (loss) from unconsolidated investment and other	—	(76)	8	—	868	800	—	800
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net loss (2)	—	(83,123)	(1,696)	—	—	(84,819)	—	(84,819)
Distributions to common unitholders and the general partner	—	(16,552)	(338)	—	—	(16,890)	—	(16,890)
Distributions to preferred unitholders	—	(29,511)	(602)	—	—	(30,113)	—	(30,113)
Acquisition of non-controlling interest in BRP	—	(4,747)	(97)	—	—	(4,844)	2,935	(1,909)
Unit-based awards amortization and vesting	—	3,222	—	—	—	3,222	—	3,222
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,916	2,916	—	2,916
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524	$—	$204,524
Net income (3)	—	106,724	2,178	—	—	108,902	—	108,902
Distributions to common unitholders and the general partner	—	(22,192)	(453)	—	—	(22,645)	—	(22,645)
Distributions to preferred unitholders	—	(30,519)	(623)	—	—	(31,142)	—	(31,142)
Issuance of unit-based awards	90	—	—	—	—	—	—	—
Unit-based awards amortization and vesting	—	2,647	—	—	—	2,647	—	2,647
Capital contribution	—	—	32	—	—	32	—	32
Warrant settlement	—	9,475	194	(18,852)	—	(9,183)	—	(9,183)
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,889	2,889	—	2,889
Balance at December 31, 2021	12,351	$203,062	$1,787	$47,964	$3,211	$256,024	$—	$256,024

(1)Net loss includes $30.0 million of income attributable to preferred unitholders that accumulated during the period, of which $29.4 million is allocated to the common unitholders and $0.6 million is allocated to the general partner. (2) Net loss includes $30.2 million of income attributable to preferred unitholders that accumulated during the period, of which $29.6 million is allocated to the common unitholders and $0.6 million is allocated to the general partner. (3) Net income includes $31.6 million of income attributable to preferred unitholders that accumulated during the period, of which $31.0 million is allocated to the common unitholders and $0.6 million is allocated to the general partner.
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$108,902	$(84,819)	$(24,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	19,075	9,198	14,932
Distributions from unconsolidated investment	11,270	14,210	31,850
Equity earnings from unconsolidated investment	(21,871)	(10,728)	(47,089)
Gain on asset sales and disposals	(245)	(581)	(6,498)
Loss on extinguishment of debt	—	—	29,282
Income from discontinued operations	—	—	(956)
Asset impairments	5,102	135,885	148,214
Bad debt expense	2,572	4,001	7,462
Unit-based compensation expense	4,039	3,570	2,361
Amortization of debt issuance costs and other	2,265	1,323	3,687
Change in operating assets and liabilities:
Accounts receivable	(14,415)	12,853	(6,035)
Accounts payable	570	207	(1,234)
Accrued liabilities	3,020	(2,205)	(3,656)
Accrued interest	(501)	(602)	(12,029)
Deferred revenue	307	9,733	(732)
Other items, net	1,714	(4,477)	2,218
Net cash provided by operating activities of continuing operations	$121,804	$87,568	$137,319
Net cash provided by (used in) operating activities of discontinued operations	—	1,706	(8)
Net cash provided by operating activities	$121,804	$89,274	$137,311
Cash flows from investing activities
Proceeds from asset sales and disposals	$249	$623	$6,500
Return of long-term contract receivable	2,163	2,122	1,743
Acquisition of non-controlling interest in BRP	—	(1,000)	—
Acquisition of mineral rights	—	—	(22)
Net cash provided by investing activities of continuing operations	$2,412	$1,745	$8,221
Net cash used in investing activities of discontinued operations	—	(65)	(629)
Net cash provided by investing activities	$2,412	$1,680	$7,592
Cash flows from financing activities
Debt borrowings	$—	$—	$300,000
Debt repayments	(39,396)	(46,176)	(463,082)
Distributions to common unitholders and the general partner	(22,645)	(16,890)	(33,150)
Distributions to preferred unitholders	(15,571)	(26,363)	(30,000)
Warrant settlement	(9,183)	—	—
Acquisition of non-controlling interest in BRP	(1,000)	—	—
Contributions from (to) discontinued operations	—	1,641	(637)
Other items	(691)	—	(26,436)
Net cash used in financing activities of continuing operations	$(88,486)	$(87,788)	$(253,305)
Net cash provided by (used in) financing activities of discontinued operations	—	(1,641)	637
Net cash used in financing activities	$(88,486)	$(89,429)	$(252,668)
Net increase (decrease) in cash and cash equivalents	$35,730	$1,525	$(107,765)
Cash and cash equivalents of continuing operations at beginning of period	99,790	98,265	206,030
Cash and cash equivalents at end of period	$135,520	$99,790	$98,265

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2021	2020	2019

Supplemental cash flow information:
Cash paid for interest	$37,378	$39,830	$58,597
Non-cash investing and financing activities:
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$—	$970	$—
Preferred unit distributions paid-in-kind	15,571	3,750	—

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Natural Resource Partners L.P. (the "Partnership"), a Delaware limited partnership, was formed in April 2002. The general partner of the Partnership is NRP (GP) LP ("NRP GP"), a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC, a Delaware limited liability company. The Partnership engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Sisecam Wyoming LLC ("Sisecam Wyoming"), formerly known as Ciner Wyoming, a trona ore mining and soda ash production business. The Partnership is organized into two operating segments further described in Note 7. Segment Information. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.
The Partnership’s operations are conducted through, and its operating assets are owned by, its subsidiaries. The Partnership owns its subsidiaries through one wholly owned operating company, NRP (Operating) LLC ("Opco"). NRP GP has sole responsibility for conducting the Partnership's business and for managing its operations. Because NRP GP is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on its behalf. Robertson Coal Management LLC ("RCM"), a limited liability company wholly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Subject to the Board Representation and Observation Rights Agreement with certain entities controlled by funds affiliated with Blackstone Inc. (collectively referred to as "Blackstone") and affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree"), RCM is entitled to appoint the directors of the Board of Directors of GP Natural Resource Partners LLC (the "Board of Directors"). RCM has delegated the right to appoint one director to Blackstone.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Consolidated Financial Statements include the accounts of Natural Resource Partners L.P. and its wholly owned subsidiaries. The Partnership has an equity investment in Sisecam Wyoming through which it is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities and is accounted for using the equity method. Intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts in the Notes to Consolidated Financial Statements to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income (loss) or cash flows from operating, investing or financing activities.

Use of Estimates

Preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the accompanying Consolidated Balance Sheets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses on the accompanying Consolidated Statements of Comprehensive Income (Loss) during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to coal and aggregates mineral rights and related cash flow estimates which are used to compute depreciation, depletion and amortization and impairments of coal and aggregates properties and related intangible assets and commitments and contingencies.

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

The Partnership records an allowance for doubtful accounts for its accounts receivable and notes receivable comprised of estimated credit risk and non-credit risk (e.g., legal disputes) losses. Receivables are written off when collection efforts are exhausted and future recovery is doubtful. The Partnership includes an allowance for current expected credit losses ("CECL") on its financial assets based on the loss-rate method. NRP assesses the likelihood of collection of its receivables utilizing historical loss rates, current market conditions that include the estimated impact of the global COVID-19 pandemic, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. See Note 18. Credit Losses for more information. The total allowance related to accounts receivables included in accounts receivables, net on the Partnership's Consolidated Balance Sheets was $3.2 million and $1.7 million at December 31, 2021 and 2020, respectively. The total allowance related to short-term notes receivables included in other current assets, net on the Partnership's Consolidated Balance Sheets was $0.1 million and $0.6 million at December 31, 2021 and 2020, respectively. The total allowance related to the Partnership's long-term financing receivable included in long-term contract receivable, net on the Consolidated Balance Sheets was $1.1 million and $1.6 million at December 31, 2021 and 2020, respectively. The Partnership recorded bad debt expense of $2.6 million, $4.0 million and $7.5 million included in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021, 2020 and 2019, respectively.

Mineral Rights

Mineral rights owned and leased are recorded at its original cost of construction or, upon acquisition, at fair value of the assets acquired. Coal and aggregates mineral rights are depleted on a unit-of-production basis by lease, based upon minerals mined in relation to the net cost of the mineral properties and estimated economic tonnage therein.

Intangible Assets

The Partnership’s intangible assets consist of mineral royalty and transportation contracts that at acquisition were more favorable for the Partnership than prevailing market rates, known as above-market contracts. The estimated fair value of the above-market rate contracts are determined based on the present value of future cash flow projections related to the underlying assets acquired. Intangible assets are amortized on a unit-of-production basis by asset based upon minerals mined or transported in relation to the net book value of the intangible asset and estimated economic tonnage expected to be mined or transported during the above-market contract term.

Asset Impairment

The Partnership has developed procedures to evaluate its long-lived assets, including intangible assets, for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable tons or production ceasing on a property for an extended period. This analysis is based on historic,

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

current and future performance and considers both quantitative and qualitative information. A long-lived asset is deemed impaired when the future expected undiscounted cash flows from its use and disposition is less than the asset's net book value. Impairment is measured based on the estimated fair value, which is usually determined based upon the present value of the projected future cash flows compared to the asset's net book value. The Partnership believes its estimates of cash flows and discount rates are consistent with those of principal market participants.

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

Accrued Liabilities

Included in accrued liabilities on the Partnership's Consolidated Balance Sheets at December 31, 2021 were $7.7 million of accrued employee costs and $2.6 million of other accrued liabilities, which includes property taxes. These amounts were $3.7 million and $4.0 million of accrued employee costs and other accrued liabilities, respectively, at December 31, 2020. Other accrued liabilities at December 31, 2020 primarily included property taxes.

Revenue Recognition

Mineral Rights Segment Revenues

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
As a result of this evaluation, revenue recognition from the Partnership's royalty-based leases is based on either production or minimum payments as follows:
•Production Leases: Leases for which the Partnership expects that consideration from production will be greater than consideration from minimums over the lease term. Revenue for these leases is recognized over time based on production as royalty revenues, as applicable. Deferred revenue from minimums is recognized as royalty revenues when recoupment occurs or as production lease minimum revenues when the recoupment period expires. In addition, NRP recognizes breakage revenue from minimums when NRP determines that recoupment is remote. This breakage revenue is included in production lease minimum revenues.
•Minimum Leases: Leases for which the Partnership expects that consideration from minimums will be greater than consideration from production over the lease term. Revenue for these leases is recognized straight-line over the lease term based on the minimum consideration amount as minimum lease straight-line revenues.
This evaluation is performed at the inception of the lease and only reassessed upon modification or renewal of the lease.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Oil and gas related revenues consist of revenues from royalties and overriding royalties and are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenues from those sales. Also, included within oil and gas royalty revenues are lease bonus payments, which are generally paid upon the execution of a lease. The Partnership also has overriding royalty revenue interests in certain coal mineral rights. Revenue from these interests is recognized over time based on when the coal is sold.
Forest CO2 sequestration revenues. Revenues related to the sale of NRP's carbon offset credits that are recognized at a point in time upon execution of the transaction.
Wheelage revenues. Revenues related to fees collected per ton to transport foreign coal across property owned by the Partnership that is recognized over time as transportation across the property occurs.
Other revenues. Other revenues consists primarily of rental payments and surface damage fees related to certain land owned by the Partnership and are recognized straight-line over time as it is earned. Other revenues also include property tax revenues. The majority of property taxes paid on the Partnership's properties are reimbursable by the lessee and are recognized on a gross basis over time which reflects the reimbursement of property taxes by the lessee. Property taxes paid by NRP are included in operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).
Transportation and processing services revenues. The Partnership owns transportation and processing infrastructure that is leased to third parties for throughput fees. Revenue is recognized over time based on the coal tons transported over the beltlines or processed through the facilities.
Contract Modifications
Contract modifications that impact goods or services or the transaction price are evaluated in accordance with ASC 606. A majority of the Partnership's contract modifications pertain to its coal and aggregates royalty contracts and include, but are not limited to, extending the lease term, changes to royalty rates, floor prices or minimum consideration, assignment of the contract or forfeiture of recoupment rights. Consideration received in conjunction with a modification of an ongoing lease will be deferred and recognized straight-line over the remaining term of the contract. Consideration received to assign a lease to another party and related forfeited minimums will be recognized immediately upon the termination of the contract. Fees from contract modifications are recognized in lease amendment revenues within royalty and other mineral rights revenues on the Consolidated Statements of Comprehensive Income (Loss) while modifications in royalty rates and minimums will be recognized prospectively in accordance with the above lease classification.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Equity in Earnings of Sisecam Wyoming

The Partnership accounts for non-marketable equity investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. The Partnership's 49% investment in Sisecam Wyoming is accounted for using this method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and distributions. The basis difference between the investment and the proportional share of investee's net assets is attributed to net tangible assets and is amortized over its estimated useful life. The carrying value in Sisecam Wyoming is recognized in equity in unconsolidated investment on the Partnership's Consolidated Balance Sheets. The Partnership's adjusted share of the earnings or losses of Sisecam Wyoming and amortization of the basis difference is recognized in equity in earnings of Sisecam Wyoming on the Consolidated Statements of Comprehensive Income (Loss). The Partnership decreases its investment for its proportional share of distributions received from Sisecam Wyoming. These cash flows are reported utilizing the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as operating cash inflows unless the cumulative distributions received exceed the Partnership's cumulative equity in earnings. The excess of cumulative distributions received over the Partnership's cumulative equity in earnings are considered returns of investment and classified as investing cash inflows.
Property Taxes

The Partnership is responsible for paying property taxes on the properties it owns. Typically, the lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties. The payment of and reimbursement of property taxes is included in operating and maintenance expenses and in royalty and other mineral rights revenues, respectively, on the Consolidated Statements of Comprehensive Income (Loss).
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Revenues from Contracts with Customers
The following table represents the Partnership's Mineral Rights segment revenues by major source:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Coal royalty revenues	$104,089	$51,868	$109,612
Production lease minimum revenues	14,269	21,749	24,068
Minimum lease straight-line revenues	20,564	16,796	14,910
Forest CO2 sequestration revenues	13,790	—	—
Property tax revenues	6,028	5,786	6,287
Wheelage revenues	10,065	7,025	5,880
Coal overriding royalty revenues	4,367	4,977	13,496
Lease amendment revenues	4,696	3,450	7,991
Aggregates royalty revenues	1,889	1,717	4,265
Oil and gas royalty revenues	4,506	5,816	3,031
Other revenues	933	982	1,529
Royalty and other mineral rights revenues	$185,196	$120,166	$191,069
Transportation and processing services revenues (1)	9,052	8,845	19,279
Total Mineral Rights segment revenues	$194,248	$129,011	$210,348

(1)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $5.4 million, $5.0 million and $9.6 million for the year ended December 31, 2021, 2020 and 2019, respectively. The remaining transportation and processing services revenues of $3.6 million, $3.8 million and $9.7 million for the year ended December 31, 2021, 2020 and 2019, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 17. Financing Transaction for more information.
The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	December 31,
(In thousands)	2021	2020
Receivables
Accounts receivable, net	$22,277	$10,193
Other current assets, net (1)	769	3,307
Other long-term assets, net (2)	250	525

Contract liabilities
Current portion of deferred revenue	$11,817	$11,485
Deferred revenue	50,045	50,069

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Balance at beginning of period (current and non-current)	$61,554	$51,821	$52,553
Increase due to minimums and lease amendment fees	19,842	41,557	47,038
Recognition of previously deferred revenue	(19,534)	(31,824)	(47,770)
Balance at end of period (current and non-current)	$61,862	$61,554	$51,821

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows as of December 31, 2021 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.6	$18,341
5 - 10 years	4.1	6,823
10+ years	13.5	28,069
Total	8.6	$53,233

(1)Lease term does not include renewal periods.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Initial Measurement

The net transaction price was allocated to the preferred units and warrants based on their relative fair values at inception date. NRP allocated the transaction issuance costs to the preferred units and warrants primarily on a pro-rata basis based on their relative inception date allocated values.

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

Activity related to the preferred units is as follows:

(In thousands, except unit data)	Units Outstanding	Financial Position
Balance at December 31, 2018 and 2019	250,000	$164,587
Distribution paid-in-kind	3,750	3,750
Balance at December 31, 2020	253,750	$168,337
Distributions paid-in-kind	15,571	15,571
Balance at December 31, 2021	269,321	$183,908

Subsequent adjustment of the warrants will not occur until the warrants are exercised, at which time, NRP may, at its option, elect to settle the warrants in common units or cash, each on a net basis. The net basis will be equal to the difference between the Partnership's common unit price and the strike price of the warrant. Once warrant exercise occurs, the difference between the carrying amount of the warrants and the net settlement amount will be allocated on a pro-rata basis to the common unitholders and general partner. On November 10, 2021 (the "exercise date"), Blackstone exercised all of its 997,500 warrants with a strike price of $22.81 and NRP settled the warrants in cash on a net basis. NRP delivered the net cash settlement amount of $9.2 million. The 15-day VWAP ending on the business day prior to the exercise date was $32.02.

Activity related to the warrants is as follows:

(In thousands, except warrant data)	Warrants Outstanding	Financial Position
Balance at December 31, 2018, 2019 and 2020	4,000,000	$66,816
Warrant settlement	(997,500)	(18,852)
Balance at December 31, 2021	3,002,500	$47,964

Certain embedded features within the preferred unit and warrant purchase agreement are accounted for at fair value and are remeasured each quarter. See Note 12. Fair Value Measurements for further information regarding valuation of these embedded derivatives.

5.    Common and Preferred Unit Distributions

The Partnership makes distributions to common and preferred unitholders on a quarterly basis, subject to approval by the Board of Directors. NRP recognizes both common unit and preferred unit distributions on the date the distribution is declared.
Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Income (loss) available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income (loss) available to common unitholders and the general partner by $31.6 million, $30.2 million and $30.0 million during the year ended December 31, 2021, 2020 and 2019, respectively as a result of accumulated preferred unit distributions earned during the period.

The following table shows the distributions declared and paid to common and preferred unitholders during the year ended December 31, 2021, 2020 and 2019, respectively:

		Cash Distributions				Paid-in-kind Distributions
		Common Units		Preferred Units
Date Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)	Total Distribution (In units)
2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806	3,806
May 2021	January 1 - March 31, 2021	0.45	5,672	15.00	3,864	3,864
August 2021	April 1 - June 30, 2021	0.45	5,671	15.00	3,921	3,921
November 2021	July 1 - September 30, 2021	0.45	5,672	15.00	3,980	3,980

2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500	—
May 2020	January 1 - March 31, 2020	—	—	15.00	3,750	3,750
June 2020 (2)	January 1 - March 31, 2020	—	—	15.45	3,863	—
August 2020	April 1 - June 30, 2020	0.45	5,630	30.00	7,500	—
November 2020	July 1 - September 30, 2020	0.45	5,630	15.00	3,750	3,750

2019
February 2019	October 1 - December 31, 2018	$0.45	$5,625	$30.00	$7,500	—
May 2019	January 1 - March 31, 2019	0.45	5,630	30.00	7,500	—
May 2019 (3)	Special Distribution	0.85	10,635	—	—	—
August 2019	April 1 - June 30, 2019	0.45	5,630	30.00	7,500	—
November 2019	July 1 - September 30, 2019	0.45	5,630	30.00	7,500	—

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the year ended December 31, 2021 includes the assumed conversion of the preferred units. The calculation of diluted net loss per common unit for the years ended December 31, 2020 and 2019 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the year ended December 31, 2021 includes the net settlement of warrants to purchase 0.75 million common units with a strike price of $22.81 but does not include the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of diluted net loss per common unit for the years ended December 31, 2020 and 2019 does not include the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.
The following tables reconcile the numerators and denominators of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	For the Year Ended December 31,
(In thousands, except per unit data)	2021	2020	2019
Allocation of net income (loss)
Net income (loss) from continuing operations	$108,902	$(84,819)	$(25,414)
Less: income attributable to preferred unitholders	(31,609)	(30,225)	(30,000)
Net income (loss) from continuing operations attributable to common unitholders and the general partner	$77,293	$(115,044)	$(55,414)
Add (less): net loss (income) from continuing operations attributable to the general partner	(1,546)	2,301	1,108
Net income (loss) from continuing operations attributable to common unitholders	$75,747	$(112,743)	$(54,306)

Net income from discontinued operations	$—	$—	$956
Less: net income from discontinued operations attributable to the general partner	—	—	(19)
Net income from discontinued operations attributable to common unitholders	$—	$—	$937

Net income (loss)	$108,902	$(84,819)	$(24,458)
Less: income attributable to preferred unitholders	(31,609)	(30,225)	(30,000)
Net income (loss) attributable to common unitholders and the general partner	$77,293	$(115,044)	$(54,458)
Add (less): net loss (income) attributable to the general partner	(1,546)	2,301	1,089
Net income (loss) attributable to common unitholders	$75,747	$(112,743)	$(53,369)

Basic income (loss) per common unit
Weighted average common units—basic	12,337	12,261	12,260
Basic net income (loss) from continuing operations per common unit	$6.14	$(9.20)	$(4.43)
Basic net income from discontinued operations per common unit	$—	$—	$0.08
Basic net income (loss) per common unit	$6.14	$(9.20)	$(4.35)

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

	For the Year Ended December 31,
(In thousands, except per unit data)	2021	2020	2019
Diluted income (loss) per common unit
Weighted average common units—basic	12,337	12,261	12,260
Plus: dilutive effect of preferred units	9,604	—	—
Plus: dilutive effect of warrants	74	—	—
Plus: dilutive effect of unvested unit-based awards	178	—	—
Weighted average common units—diluted	22,193	12,261	12,260

Net income (loss) from continuing operations	$108,902	$(84,819)	$(25,414)
Less: income attributable to preferred unitholders	—	(30,225)	(30,000)
Diluted net income (loss) from continuing operations attributable to common unitholders and the general partner	$108,902	$(115,044)	$(55,414)
Add (less): net loss (income) from continuing operations attributable to the general partner	(2,178)	2,301	1,108
Diluted net income (loss) from continuing operations attributable to common unitholders	$106,724	$(112,743)	$(54,306)

Diluted net income from discontinued operations attributable to common unitholders	$—	$—	$937

Net income (loss)	$108,902	$(84,819)	$(24,458)
Less: income attributable to preferred unitholders	—	(30,225)	(30,000)
Diluted net income (loss) attributable to common unitholders and the general partner	$108,902	$(115,044)	$(54,458)
Add (less): diluted net loss (income) attributable to the general partner	(2,178)	2,301	1,089
Diluted net income (loss) attributable to common unitholders	$106,724	$(112,743)	$(53,369)

Diluted net income (loss) from continuing operations per common unit	$4.81	$(9.20)	$(4.43)
Diluted net income from discontinued operations per common unit	$—	$—	$0.08
Diluted net income (loss) per common unit	$4.81	$(9.20)	$(4.35)

7.    Segment Information

The Partnership's segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. and that are managed accordingly. NRP has the following two operating segments:

Mineral Rights (formerly named Coal Royalty and Other segment)—consists of mineral interests and other subsurface rights across the United States. NRP's ownership provides critical inputs for the manufacturing of steel, electricity and basic building materials, as well as opportunities for carbon sequestration and renewable energy. The Partnership is working to strategically redefine its business as a key player in the transitional energy economy in the years to come.
Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Sisecam Wyoming, a trona ore mining operation and soda ash refinery in the Green River Basin of Wyoming. Sisecam Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.
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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Year Ended December 31, 2021
Revenues	$194,248	$21,871	$—	$216,119
Gain on asset sales and disposals	245	—	—	245
Operating and maintenance expenses	26,880	169	—	27,049
Depreciation, depletion and amortization	19,075	—	—	19,075
General and administrative expenses	—	—	17,360	17,360
Asset impairments	5,102	—	—	5,102
Other expenses, net	24	—	38,852	38,876
Net income (loss) from continuing operations	143,412	21,702	(56,212)	108,902
As of December 31, 2021
Total assets	$675,579	$276,004	$2,240	$953,823

For the Year Ended December 31, 2020
Revenues	$129,011	$10,728	$—	$139,739
Gain on asset sales and disposals	581	—	—	581
Operating and maintenance expenses	24,610	185	—	24,795
Depreciation, depletion and amortization	9,198	—	—	9,198
General and administrative expenses	—	—	14,293	14,293
Asset impairments	135,885	—	—	135,885
Other expenses, net	79	—	40,889	40,968
Net income (loss) from continuing operations	(40,180)	10,543	(55,182)	(84,819)
As of December 31, 2020
Total assets	$656,505	$262,514	$2,858	$921,877

For the Year Ended December 31, 2019
Revenues	$210,348	$47,089	$—	$257,437
Gain on asset sales and disposals	6,498	—	—	6,498
Operating and maintenance expenses	32,489	249	—	32,738
Depreciation, depletion and amortization	14,932	—	—	14,932
General and administrative expenses	—	—	16,730	16,730
Asset impairments	148,214	—	—	148,214
Other expenses, net	—	—	76,735	76,735
Net income (loss) from continuing operations	21,211	46,840	(93,465)	(25,414)
Income from discontinued operations	—	—	—	956

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Balance at beginning of period	$262,514	$263,080	$247,051
Income allocation to NRP’s equity interests (1)	26,979	15,205	52,016
Amortization of basis difference	(5,108)	(4,477)	(4,927)
Other comprehensive income	2,889	2,916	790
Distribution	(11,270)	(14,210)	(31,850)
Balance at end of period	$276,004	$262,514	$263,080

(1)Includes reclassifications of accumulated other comprehensive income (loss) to income allocation to NRP equity interest of $0.0 million, $1.7 million and $0.6 million for the year ended December 31, 2021, 2020 and 2019, respectively.
The difference between the amount at which the investment in Sisecam Wyoming is carried and the amount of underlying equity in Sisecam Wyoming's net assets was $126.3 million and $131.4 million as of December 31, 2021 and 2020, respectively. This excess basis relates to property, plant and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over 27 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.
The following table represents summarized financial information for Sisecam Wyoming as derived from their respective financial statements for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Net sales	$540,139	$392,231	$522,843
Gross profit	80,550	54,838	131,712
Net income	55,059	31,030	106,155
The financial position of Sisecam Wyoming is summarized as follows:

	December 31,
(In thousands)	2021	2020
Current assets	$206,315	$164,720
Noncurrent assets	297,210	294,008
Current liabilities	73,181	55,313
Noncurrent liabilities	124,749	135,776

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	December 31,
	2021			2020
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$670,650	$(253,503)	$417,147	$785,623	$(346,773)	$438,850
Aggregates properties	8,747	(2,975)	5,772	9,039	(2,819)	6,220
Oil and gas royalty properties	12,354	(9,115)	3,239	12,354	(8,593)	3,761
Other	13,151	(1,612)	11,539	13,154	(1,612)	11,542
Total mineral rights, net	$704,902	$(267,205)	$437,697	$820,170	$(359,797)	$460,373

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $17.6 million, $8.8 million and $12.1 million for the year ended December 31, 2021, 2020 and 2019, respectively.
Sales of Mineral Rights

During the year ended December 31, 2021 and 2020, the Partnership recorded a cumulative gain of $0.2 million and $0.6 million, respectively, included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income (Loss) related to sales of certain mineral rights. During the year ended December 31, 2019, the Partnership recorded a cumulative gain of $6.5 million included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income (Loss) primarily related to the disposal of certain coal mineral rights with a $0 net book value.
Impairment of Mineral Rights

During the years ended December 31, 2021, 2020 and 2019, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded non-cash impairment expense included in asset impairments on the Consolidated Statements of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Coal properties (1)	$5,015	$114,302	$125,806
Aggregates properties (2)	87	21,583	103
Total	$5,102	$135,885	$125,909

(1)The Partnership recorded $5.0 million of impairment expense during the year ended December 31, 2021 primarily related to a lease termination. The Partnership recorded $114.3 million of impairment expense to impair certain assets during the year ended December 31, 2020 primarily related to weakened coal markets that resulted in termination of certain coal leases and changes to lessee mine plans resulting in permanent moves off certain of our coal properties. The partnership recorded $125.8 million of impairment expense during the year ended December 31, 2019 primarily due to deterioration in thermal coal markets, lessee capital constraints, thermal coal lease terminations, and expectations of further reductions in global and domestic thermal coal demand due to low natural gas prices and continued pressure on the electric power generation industry over emissions and climate change, resulting in reductions in expected cash flows (combination of lower expected coal sales volumes, sales prices, minimums and/or life of mine assumptions) on certain of our coal properties. During the year ended December 31, 2019, the Partnership recorded $36.0 million to fully impair certain coal properties. In addition, NRP recorded $89.8 million of impairment expense on coal royalty properties with $97 million of net book value, resulting in a fair value of $7.2 million at December 31, 2019. The fair value of the impaired assets at December 31, 2019 was calculated using a discount rate of 15%. NRP compared the net book value of its coal properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted future cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flows from

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

coal sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.
(2)The Partnership recorded $0.1 million of aggregates royalty property impairments during the year ended December 31, 2021. The Partnership recorded $21.6 million of aggregates royalty property impairments during the year ended December 31, 2020 primarily related to decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. The Partnership recorded $0.1 million of aggregates royalty property impairments during the year ended December 31, 2019. NRP compared the net book value of its aggregates and timber properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate fair value. Significant inputs used to determine fair value include estimates of future cash flows from aggregates sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

While the Partnership's impairment evaluation as of December 31, 2021 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

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

	December 31,
(In thousands)	2021	2020
Intangible assets at cost	$51,353	$53,878
Less: accumulated amortization	(35,223)	(36,419)
Total intangible assets, net	$16,130	$17,459
Amortization expense included in depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income (Loss) was $1.3 million, $0.2 million and $2.5 million for the year ended December 31, 2021, 2020 and 2019, respectively.
The estimates of amortization expense for the years ended December 31, as indicated below, are based on current mining plans and are subject to revision as those plans change in future periods.

(In thousands)	Estimated Amortization Expense
2022	$1,127
2023	1,041
2024	1,238
2025	1,202
2026	1,202

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

11.    Debt, Net

The Partnership's debt consists of the following:

	December 31,
(In thousands)	2021	2020
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025 issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$4,730	$7,094
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	12,008	18,013
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	38,053	50,738
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,035	16,047
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	57,104	68,524
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	14,554	17,464
Total Opco Senior Notes	$138,484	$177,880
Total debt at face value	$438,484	$477,880
Net unamortized debt issuance costs	(4,939)	(6,381)
Total debt, net	$433,545	$471,499
Less: current portion of long-term debt	(39,102)	(39,055)
Total long-term debt, net	$394,443	$432,444

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
The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of December 31, 2021 and 2020, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

2022 Senior Notes
In 2019, the Partnership redeemed its 2022 Senior Notes at a redemption price equal to 105.250% of the principal amount of the 2022 Senior Notes, plus accrued and unpaid interest. In connection with the early redemption, the Partnership paid an $18.1 million call premium and also wrote off $10.4 million of unamortized debt issuance costs and debt discount. These expenses are included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income (Loss).
Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of December 31, 2021 and 2020, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In 2019, the Partnership entered into the Fourth Amendment (the “Fourth Amendment”) to the Opco Credit Facility (the "Opco Credit Facility"). The Fourth Amendment extends the term of the Opco Credit Facility until April 2023. Lender commitments under the Opco Credit Facility remain at $100.0 million.
Indebtedness under the Opco Credit Facility bears interest, at Opco's option, at:
•the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1%, in each case plus an applicable margin ranging from 2.50% to 3.50%; or
•a rate equal to LIBOR plus an applicable margin ranging from 3.50% to 4.50%.

During the years ended December 31, 2021 and 2020, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at both December 31, 2021 and 2020. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty.
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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $345.0 million and $364.5 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC (which owns a 49% non-controlling equity interest in Sisecam Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, and (4) certain of Opco’s coal-related infrastructure assets.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of December 31, 2021 and 2020, the Opco Senior Notes had cumulative principal balances of $138.5 million and $177.9 million, respectively. Opco made mandatory principal payments on the Opco Senior Notes of $39.4 million, $46.2 million and $117.4 million during the year ended December 31, 2021, 2020 and 2019, respectively. The payments made during the year ended December 31, 2019 included a $49.3 million pre-payment as a result of the sale of the Partnership's construction aggregates business.
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

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through December 31, 2021.
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

Consolidated Principal Payments

The consolidated principal payments due are set forth below:

	NRP LP	Opco
(In thousands)	Senior Notes	Senior Notes	Credit Facility	Total
2022	$—	$39,396	$—	$39,396
2023	—	39,396	—	39,396
2024	—	31,028	—	31,028
2025	300,000	14,332	—	314,332
2026	—	14,332	—	14,332
Thereafter	—	—	—	—
	$300,000	$138,484	$—	$438,484

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
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		December 31,
		2021		2020
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$296,236	$300,000	$295,160	$274,500
Opco Senior Notes (1)	3	137,309	138,484	176,339	162,760
Opco Credit Facility	3	—	—	—	—
Assets:
Contract receivable, net (current and long-term) (2)	3	$33,612	$26,010	$35,313	$27,025

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 100% and 92% of par value at December 31, 2021 and 2020, respectively.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at December 31, 2021 and 2020.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of December 31, 2021 and 2020.
Fair Value of Non-Financial Assets
The Partnership discloses or recognizes its non-financial assets, such as impairments of coal and aggregates properties at fair value on a nonrecurring basis. Refer to Note 9. Mineral Rights, Net for additional disclosures related to the fair value associated with the impaired assets.

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
Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2021	2020	2019
Operating and maintenance expenses	$6,543	$6,559	$6,656
General and administrative expenses	4,611	4,611	4,946
The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets as of December 31, 2021 and 2020 and $0.9 million and $0.3 million of accounts payable to WPPLP as of December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021, 2020 and 2019, the Partnership recognized $3.3 million, $0.4 million and $4.0 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP. At December 31, 2021 and 2020, the Partnership had $0.0 million and $0.3 million, respectively, of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.
Corbin J. Robertson, Jr. owns 85% of the general partner of Great Northern Properties Limited Partnership ("GNP"), a privately held company primarily engaged in owning and managing mineral properties and surface leases. As of December 31, 2021 the Partnership had $0.1 million of accounts receivable from GNP included in accounts receivable, net on its Consolidated Balance Sheets related to amounts collected for surface leases that belong to NRP.

Industrial Minerals Group LLC
Prior to December 31, 2019, Corbin J. Robertson, III, a Director of GP Natural Resource Partners LLC, held a minority ownership interest in Industrial Minerals Group LLC (“Industrial Minerals”), which, through its subsidiaries, leases one of NRP’s coal royalty properties in Central Appalachia. Coal royalty related revenues from Industrial Minerals totaled $1.7 million for the year ended December 31, 2019.
Quinwood Coal Company Royalty

Quinwood Coal Partners LP (“Quinwood”), an entity controlled by Corbin J. Robertson, III, leases two coal properties from NRP in Central Appalachia. Coal related revenues from Quinwood totaled $0.0 million, $0.0 million and $0.2 million for the year ended December 31, 2021, 2020 and 2019, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

14.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Year Ended December 31,
	2021		2020		2019
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight (1) (2)	$37,366	17%	$35,704	26%	$58,923	23%
Alpha Metallurgical Resources, Inc. (1)	49,440	23%	33,227	24%	40,743	16%

(1)Revenues from Foresight and Alpha Metallurgical Resources, Inc. are included within the Partnership's Mineral Rights segment.
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

Environmental Compliance
The operations the Partnership’s lessees conduct on its properties, as well as the industrial minerals, aggregates and oil and gas operations in which the Partnership has interests, are subject to federal and state environmental laws and regulations. See "Items 1. and 2. Business and Properties—Regulation and Environmental Matters." As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership makes regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. The Partnership believes that its lessees will be able to comply with existing regulations and does not expect that any lessee’s failure to comply with environmental laws and regulations will have a material impact on the Partnership’s financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on the Partnership related to its properties for the period ended December 31, 2021. The Partnership is not associated with any material environmental contamination that may require remediation costs. However, the Partnership’s lessees are required to conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, the Partnership is not responsible for the costs associated with these reclamation operations.
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
The awards granted in 2021, 2020 and 2019 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the year ended December 31, 2021, 2020 and 2019 were $3.8 million, $3.5 million and $5.4 million, respectively. Total unit-based compensation expense associated with these awards was $4.0 million,$3.6 million and $2.4 million for the year ended December 31, 2021, 2020 and 2019, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of December 31, 2021 is $3.3 million, which is to be recognized over a weighted average period of 1.7 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2020 was $3.7 million.
A summary of the unit activity in the outstanding grants during 2021 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair value per Common Unit
Outstanding grants at January 1, 2021	355	$26.20
Granted	219	$17.31
Fully vested and issued	(129)	$21.38
Forfeitures	(34)	$26.00
Outstanding at December 31, 2021	411	$23.00

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

As of December 31, 2021 and 2020, NRP recorded the following current expected credit loss (“CECL”) related to its receivables and long-term contract receivable:

	December 31,
	2021			2020
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$28,869	$(3,312)	$25,557	$18,512	$(2,358)	$16,154
Long-term contract receivable	32,497	(1,126)	31,371	34,818	(1,554)	33,264
Total	$61,366	$(4,438)	$56,928	$53,330	$(3,912)	$49,418

NRP recorded $0.5 million and $0.0 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) related to the change in the CECL allowance during the year ended December 31, 2021 and 2020, respectively.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

19.    Leases
As of December 31, 2021, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of December 31, 2021 and 2020, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other long-term assets, net and other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both December 31, 2021 and 2020. During the years ended December 31, 2021, 2020 and 2019, the Partnership incurred total operating lease expenses of $0.5 million, included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income (Loss).
The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	December 31, 2021
2022	$483
2023	483
2024	483
2025	483
2026	483
After 2026	10,631
Total lease payments (1)	$13,046
Less: present value adjustment (2)	(9,562)
Total operating lease liability	$3,484

(1)The remaining lease term of the Partnership's operating lease is 27 years.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2021. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "2013 Framework" (COSO). Based on that evaluation, as of December 31, 2021, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level based on those criteria. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natural Resource Partners L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 15, 2022 expressed an unqualified opinion thereon.

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
March 15, 2022

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

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	74	Chairman of the Board and Chief Executive Officer
Craig W. Nunez	60	President and Chief Operating Officer
Christopher J. Zolas	47	Chief Financial Officer and Treasurer
Kevin J. Craig	53	Executive Vice President
Philip T. Warman	51	General Counsel and Secretary
Gregory F. Wooten	66	Senior Vice President, Chief Engineer
Galdino J. Claro	62	Director
Alexander D. Greene	63	Director
S. Reed Morian	76	Director
Paul B. Murphy, Jr.	62	Director
Richard A. Navarre	61	Director
Corbin J. Robertson, III	51	Director
Stephen P. Smith	61	Director
Leo A. Vecellio, Jr.	75	Director

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

Kevin J. Craig was named Executive Vice President of GP Natural Resource Partners LLC in February 2021, after serving as Executive Vice President, Coal of GP Natural Resource Partners since September 2014. Mr. Craig was the Vice President of Business Development for GP Natural Resource Partners LLC since 2005. Mr. Craig also represents NRP as one of its appointees to the Board of Managers of Sisecam Wyoming LLC. Mr. Craig joined NRP in 2005 from CSX Transportation. He has extensive marketing, finance and operations experience within the energy industry. Mr. Craig served as a member of the West Virginia House of Delegates having been elected in 2000 and re-elected in 2002, 2004, 2006, 2008, 2010 and 2012. In addition to other leadership positions, Delegate Craig served as Chairman of the Committee on Energy. Mr. Craig did not seek re-election in 2014 and his term ended January 2015. Prior to joining CSX, he served as a Captain in the United States Army. Mr. Craig has served as the Chairman of the Huntington Regional Chamber of Commerce Board of Directors and continues as a member of both the West Virginia Chamber of Commerce and the Huntington Regional Chamber of Commerce’s respective board of directors. He serves as a member of the Board of Directors of Encova Mutual Insurance Company and the West Virginia University Board of Governors.

Philip T. Warman has served as General Counsel and Secretary of GP Natural Resource Partners LLC since August 2021. Mr. Warman previously served as Executive Vice President, General Counsel and Secretary of SandRidge Energy Inc. from August 2010 until June 2019. He was Associate General Counsel for SEC and finance matters for Spectra Energy Corporation from January 2007 through July 2010. From 1998 through 2006 he practiced law as a corporate finance attorney with Vinson & Elkins, LLP in Houston, Texas. Mr. Warman earned a Bachelor of Science in Chemical Engineering from the University of Houston in 1993 and graduated from the University of Texas School of Law in 1998.

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

Alexander D. Greene joined the Board of Directors of GP Natural Resource Partners LLC in March 2019. Mr. Greene brings extensive corporate finance and private equity experience to his role on the Board, with 40 years working with and investing in businesses where operational improvement and strategic guidance were primary drivers of value creation and as a financial advisor to large and mid-cap companies, boards of directors and other constituencies in complex leveraged finance, merger and acquisition and recapitalization transactions. Mr. Greene is a director of Element Fleet Management Corp. and is Chairman of the Board of USA Truck, Inc. From 2005 to 2014 he was a Managing Partner and head of U.S. Private Equity at Brookfield Asset Management, a global asset management company. Prior to Brookfield, Mr. Greene was a Managing Director and co-head of Carlyle Strategic Partners, a private equity fund, and a Managing Director and investment banker at Wasserstein Perella & Co. and Whitman Heffernan Rhein & Co. Mr. Greene is a volunteer firefighter and president of the Armonk Independent Fire Company and serves on the Budget and Finance Advisory Committee for the Town of North Castle, New York. Mr. Greene has been designated to serve as a director of GP Natural Resource Partners LLC by Blackstone Tactical Opportunities, pursuant to its right to designate a director to the Board of Directors of GP Natural Resource Partners LLC.

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

Richard A. Navarre joined the Board of Directors of GP Natural Resource Partners LLC in October 2013. Mr. Navarre brings extensive financial, strategic planning, public company and coal industry experience to the Board of Directors. Mr. Navarre is former Chairman, President and CEO of Covia Holdings, a leading provider of high quality minerals and material solutions for the industrial and energy markets. From 1993 until 2012, Mr. Navarre held several executive positions with Peabody Energy Corporation, including President-Americas, President and Chief Commercial Officer, Executive Vice President of Corporate Development and Chief Financial Officer. Mr. Navarre serves on the Board of Directors of Civeo Corporation, where he serves as Chairman and Arch Resources, where he serves as Chairman of the Personnel and Compensation Committee and member of the Environmental, Social, Governance and Nominating and Governance Committee. He is a member of the Hall of Fame of the College of Business and a member of the Board of Advisors of the College of Business and Analytics of Southern Illinois University Carbondale. He is the former Chairman of the Bituminous Coal Operators’ Association. Mr. Navarre is a Certified Public Accountant. Mr. Navarre also has been involved in numerous civic and charitable organizations throughout his career.

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

Corporate Governance

Board Meetings and Executive Sessions

The Board met seven times in 2021. During 2021, our non-management directors met in executive session several times. The presiding director was Mr. Vecellio, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met several times in executive session in 2021. Mr. Vecellio was the presiding director at those meetings. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 1201 Louisiana Street, Suite 3400, Houston, Texas 77002.

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

Audit Committee

Our Audit Committee is comprised of Mr. Smith, who serves as chairman, Mr. Claro and Mr. Navarre. Mr. Smith and Mr. Navarre are "Audit Committee Financial Experts" as determined pursuant to Item 407 of Regulation S-K. During 2021, the Audit Committee met seven times.

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

During 2021, at each of its meetings, the Audit Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Audit Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team and the general counsel at which candid discussions of financial management, accounting and internal control and legal issues took place.

The Audit Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2021 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Audit Committee reviews our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K prior to filing with the Securities and Exchange Commission. In 2021, the Audit Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Audit Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the Securities and Exchange Commission.

Stephen P. Smith, Chairman
Galdino J. Claro
Richard A. Navarre

Compensation, Nominating and Governance Committee

Executive officer compensation is administered by the CNG Committee, which is currently comprised of three members: Mr. Vecellio, as Chairman, Mr. Navarre and Mr. Smith. During 2021, the CNG Committee met two times. Our Board of Directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:
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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2021, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

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

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for our named executive officers’ compensation for the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Corbin J. Robertson, Jr.—Chief Executive Officer
	2021	—	2,037,340	946,909	—	2,984,249
	2020	—	825,188	1,210,467	—	2,035,655

Craig W. Nunez—President and Chief Operating Officer
	2021	515,000	885,800	717,032	17,400	2,135,232
	2020	515,000	358,778	657,866	17,100	1,548,744

Christopher J. Zolas—Chief Financial Officer
	2021	365,000	502,240	412,549	17,400	1,297,189
	2020	365,000	203,423	276,989	17,100	862,512

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
(2)Amounts represent the 401(k) matching contributions allocated to Natural Resource Partners by Quintana and Western Pocahontas.

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

Short-Term Cash Incentive Compensation

Each named executive officer received a discretionary short-term cash incentive award approved in February 2022 by the CNG Committee. With respect to 2021, the CNG Committee, using recommendations from its independent compensation consultant, Longnecker & Associates, determined that cash bonuses would be paid based on a percentage of base salary. In addition, the CNG Committee determined that it would consider certain criteria to determine bonus amounts, but that the criteria utilized at the time of determination, as well as the relative weight of those criteria, would be generally discretionary and subject to change based on developments at the Partnership.

Long-Term Incentive Compensation

Phantom units awarded to named executive officers under the Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (the “2017 Plan”) in 2021 are described in greater detail in the table and associated narrative below.

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

In 2021, Quintana maintained tax-qualified 401(k) plans. During 2021, Quintana matched 100% of the first 6.0% of the employee contributions under their respective 401(k) plans. As with the other contributions, any amounts contributed by Quintana are reimbursed by us based on the time allocated by the employee to our business. Neither NRP nor Quintana maintains a pension plan or a defined benefit retirement plan.

Employment Agreements Contracts and Potential Payments Upon a Termination of Employment or a Change in Control

None of our named executive officers have an employment agreement. All phantom units awarded under the 2017 Plan to date will vest upon a change in control of NRP and upon the death or disability of the named executive officer. Phantom units awarded in 2020 and 2021 will also vest upon termination of employment of the named executive officer without “cause” or for “good reason.”

Outstanding Equity Awards at December 31, 2021

Awards made to our named executive officers under the 2017 Plan have been made in phantom units that settle in common units on a one-for-one basis with tandem distribution equivalent rights (“DERs”). The phantom unit awards made in 2020 and 2021 time-vest ratably over the three-year period following the grant date and accrue DERs to be paid in cash upon each settlement. Phantom units awarded in 2019 time-vest on the third anniversary of the grant date and accrue DERs to be paid in cash upon settlement. The table below shows the total number of outstanding phantom unit awards under the 2017 Plan held by each named executive officer at December 31, 2021:

Named Executive Officer	Unvested 2017 Plan Phantom Units	Market Value of Unvested 2017 Plan Phantom Units (1)
Corbin J. Robertson, Jr.	133,119 (2)	$4,448,837
Craig W. Nunez	82,671 (3)	2,762,865
Christopher J. Zolas	46,447 (4)	1,552,259

(1)Based on a unit price of $33.42, the closing price for the common units on December 31, 2021
(2)73,191 phantom units vesting in February 2022, 41,693 phantom units vesting in February 2023 and 18,235 phantom units vesting in February 2024.
(3)42,305 phantom units vesting in February 2022, 26,558 phantom units vesting in February 2023 and 13,808 phantom units vesting in February 2024.
(4)25,190 phantom units vesting in February 2022, 13,312 phantom units vesting in February 2023 and 7,945 phantom units vesting in February 2024.

Directors’ Compensation for the Year Ended December 31, 2021

For more information regarding the Board and committees thereof, see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” elsewhere in this Annual Report on Form 10-K. Director compensation during 2021 consisted of a $75,000 cash retainer and an award of phantom units under the 2017 Plan. The phantom units awarded to Board members in 2021 vest after one year; however, the Board members had the option in advance of receipt of the award to elect to defer settlement of the award until after 90 days following such director’s retirement or earlier departure from the Board. In addition, members of Board committees received $5,000 for each committee served on, and the chairman of the audit, compensation, nominating and governance and conflicts committees received an additional $20,000, $15,000 and $10,000, respectively, for acting as chairman.

The table below shows the directors’ compensation for the year ended December 31, 2021:

Name of Director	Fees Earned or Paid in Cash	2017 Plan Common Unit Awards (1)	Total Compensation
S. Reed Morian	$75,000	$105,193	$180,193
Richard A. Navarre (2)	100,000	105,193	205,193
Corbin J. Robertson, III	75,000	105,193	180,193
Stephen P. Smith (3)	105,000	105,193	210,193
Leo A. Vecellio, Jr.	100,000	105,193	205,193
Paul B. Murphy, Jr.	75,000	105,193	180,193
Galdino J. Claro	85,000	105,193	190,193
Alexander D. Greene (4)	—	—	—

(1)Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All of the phantom units reported in this column were outstanding on December 31, 2021 and will vest on February 11, 2022.
(2)Mr. Navarre elected to defer settlement of his common units awarded under the 2017 Plan in 2018 and 2019 until 90 days following his retirement or earlier departure from the Board. As of December 31, 2021, 10,431 phantom units previously awarded to Mr. Navarre were outstanding but only 6,077 were unvested.
(3)Mr. Smith elected to defer settlement of his common units awarded under the 2017 Plan in 2018, 2019 and 2020 until 90 days following his retirement or earlier departure from the Board. As of December 31, 2021, 15,362 phantom units previously awarded to Mr. Smith were outstanding but only 6,077 were unvested.
(4)Mr. Greene did not receive Board compensation as the Blackstone designee to the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of March 1, 2022, the amount and percentage of our common units and preferred units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of our directors and named executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

Name of Beneficial Owner	Common Units	Percentage of Common Units (1)
Corbin J. Robertson, Jr. (2)	2,478,742	19.8%
Western Pocahontas Corporation (3)	1,739,007	13.9%
Western Pocahontas Properties Limited Partnership (4)	1,727,986	13.8%
JPMorgan Chase & Co. (5)	1,028,351	8.2%
The Goldman Sachs Group, Inc. (6)	1,112,356	8.9%
Craig W. Nunez	37,755	*
Christopher J. Zolas	22,259	*
Galdino J. Claro	15,122	*
Alexander D. Greene	—	—
S. Reed Morian (7)	631,521	5.0%
Paul B. Murphy, Jr.	14,815	*
Richard A. Navarre (8)	12,008	*
Corbin J. Robertson III (9)	249,664	2.0%
Stephen P. Smith (10)	355	*
Leo A. Vecellio, Jr.	17,362	*
Directors and Officers as a Group (11)	3,513,459	28.1%

*	Less than one percent.
(1)12,505,996 common units issued and outstanding as of March 1, 2022.
(2)Mr. Robertson, Jr. may be deemed to beneficially own 573,208 common units owned in his individual capacity, 1,739,007 common units in his capacity as controlling shareholder of Western Pocahontas Corporation, 156,000 common units in his capacity as the sole member of Robertson Coal Management LLC, which is the sole member of GP Natural Resource Partners, which is the general partner of NRP (GP) LP, 5,293 common units in his capacity as controlling shareholder of GNP Management Corporation and 5,234 common units held by his spouse, Barbara M. Robertson. Mr. Robertson, Jr.’s address is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.
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
(5)According to a Schedule 13G filing with the SEC on February 3, 2022, JPMorgan Chase & Co. holds sole voting power and sole dispositive power with respect to 1,028,351 common units. The business address of JPMorgan Chase & Co. is 383 Madison Avenue., New York, NY 10179.
(6)According to a Schedule 13G filing with the SEC on January 25, 2022, The Goldman Sachs Group holds shared voting power and shared dispositive power with respect to 1,112,356 common units in the Partnership. The business address of The Goldman Sachs Group is 200 West Street, New York, NY 10282.

(7)Mr. Morian may be deemed to beneficially own 344,863 common units owned by Shadder Investments and 60,097 common units owned by Mocol Properties.
(8)Does not include 4,354 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Navarre has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board.
(9)Mr. Robertson III may be deemed to beneficially own 9,783 common units held by CIII Capital Management, LLC, 10,000 common units held by BHJ Investments, 19,663 common units held by The Corbin James Robertson III 2009 Family Trust and 39 common units held by his spouse, Brooke Robertson. The address for CIII Capital Management, LLC is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002, the address for BHJ Investments is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002 and the address for The Corbin James Robertson III 2009 Family Trust is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002. The following common units are pledged as collateral for loans: 68,873 common units owned by Mr. Robertson III.
(10)Does not include 15,362 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Smith has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board. Mr. Smith may be deemed to beneficially own 355 common units owned by the SP Smith 2002 Revocable Trust.
(11)NRP’s directors and executive officers as a group consists of 14 individuals.

Name of Beneficial Owner	Preferred Units	Percentage of Preferred Units
Blackstone Inc. (1)	142,500	57%
GoldenTree Asset Management, LP (2)	107,500	43%

(1)The preferred units are owned by funds managed by Blackstone Inc., whose address is 345 Park Ave, New York, NY 10154. Blackstone Inc. is controlled by its founder, Stephen A. Schwarzman.
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

Omnibus Agreement

As part of the omnibus agreement entered into concurrently with the closing of our initial public offering, the WPP Group and any entity controlled by Corbin J. Robertson, Jr., which we refer to in this section as the “GP affiliates,” each agreed that neither they nor their affiliates will, directly or indirectly, engage or invest in entities that engage in the following activities (each, a "restricted business") in the specific circumstances described below:
•the entering into or holding of leases with a party other than an affiliate of the GP affiliate for any GP affiliate-owned fee coal within the United States; and
•the entering into or holding of subleases with a party other than an affiliate of the GP affiliate for coal within the United States controlled by a paid-up lease owned by any GP affiliate or its affiliate.

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

Pocahontas Royalties LLC

On February 28, 2020, Pocahontas Royalties LLC (“Pocahontas Royalties”) completed the acquisition of a private company that owns approximately one million acres of mineral rights and leases coal to coal mine operators in Central Appalachia. Pocahontas Royalties is controlled by Corbin J. Robertson, Jr. and members of his family. Reed Morian, one of the directors of GP Natural Resource Partners LLC, also serves on the Board of Managers of Pocahontas Royalties.

In connection with the closing of the acquisition, we and Pocahontas Royalties entered into a limited waiver of the omnibus agreement pursuant to which we waived the provision of the omnibus agreement that restricts Mr. Robertson and his affiliates (other than NRP) from owning, operating or investing in fee coal in the United States with an aggregate fair market value in excess of $75 million. Mr. Robertson had previously offered NRP the opportunity to participate in the acquisition and we determined, after due consideration, not to participate.

In addition, on February 28, 2020, we and Pocahontas Royalties entered into a right of first offer agreement pursuant to which Pocahontas Royalties granted us the exclusive right of first offer to purchase any assets (or entities holding such assets) proposed to be sold at any time by Pocahontas Royalties or any of its subsidiaries with a fair market value exceeding $2 million (individually or in the aggregate), excluding surface acreage, assets or rights (other than surface rights that are appurtenant to or necessary for the development of mineral rights). Provided that Pocahontas Royalties has provided us the opportunity to make a first offer within the time periods specified in the agreement, Pocahontas Royalties will be under no obligation to accept any offer timely made by us and may determine, in its sole discretion, to consummate a transaction with a third party free and clear of any obligations to us.

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

Relationships with Entities Associated with Corbin J. Robertson, III

Quinwood Coal Partners LP (“Quinwood”), an entity controlled by Corbin J. Robertson, III leases two coal properties from us in Central Appalachia. During the year ended December 31, 2021 and 2020, we recorded $0.0 million in coal royalty revenues from Quinwood and received less than $0.1 million in cash related to royalty and property tax payments.

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
Office Building in Huntington, West Virginia
We lease an office building in Huntington, West Virginia from Western Pocahontas Properties Limited Partnership. The initial 10-year term of the lease expired at the end of 2018. On January 1, 2019 we entered into a new lease on the building for a five-year base term, with five additional five-year renewal options. We paid approximately $0.8 million to Western Pocahontas under the lease during both years ended December 31, 2021 and 2020.
Relationship with Cadence Bank, N.A.

Paul B. Murphy, Jr. one of the members of the Board of Directors of GP Natural Resource Partners LLC, is the Chairman of Cadence Bank, N.A., which is a lender under NRP Operating’s revolving credit facility and has received customary fees and interest payments in connection therewith. We paid approximately $0.1 million in interest and fees under the credit facility to Cadence Bank, N.A during both years ended December 31, 2021 and 2020.

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
•cash expenditures;
•borrowings;
•the issuance of additional common units; and
•the creation, reduction or increase of mineral rights in any quarter.

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

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board and as provided in the Omnibus Agreement and our partnership agreement. For the year ended December 31, 2021 there were no transactions where such guidelines were not followed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended and we engaged Ernst & Young LLP to audit our accounts and assist with tax compliance for fiscal 2021 and 2020. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst & Young LLP:

	2021	2020
Audit Fees (1)	$757,450	$785,750
Tax Fees (2)	412,500	505,915

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

The appendices to this Policy describe the audit, audit-related and tax services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise. For the audit, pre-approval is for the fiscal year as the time between approval and the actual issuance of the audit may be more than 12 months. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee will add or subtract to the list of general pre-approved services from time to time, based on subsequent determinations.

The purpose of this Policy is to set forth the procedures by which the Audit Committee intends to fulfill its responsibilities. It does not delegate the Audit Committee’s responsibilities to pre-approve services performed by the independent auditor to management.

Ernst & Young LLP, our independent auditor reviews this Policy annually and it does not adversely affect its independence.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

See "Item 8. Financial Statements and Supplementary Data."

(a)(3) Sisecam Wyoming LLC Financial Statements

The financial statements of Sisecam Wyoming LLC required pursuant to Rule 3-09 of Regulation S-X are included in this filing as Exhibit 99.1.

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

10.4	Limited Liability Company Agreement of Sisecam Wyoming LLC, dated June 30, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed by Sisecam Resources LP on July 2, 2014).
10.5
Amendment No. 1 to the Limited Liability Company Agreement of Sisecam Wyoming LLC dated November 5, 2015 (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K filed by Sisecam Resources LP on March 11, 2016).

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

10.13+	Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2018).
10.14+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on February 9, 2018).
10.15+	Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed on February 9, 2018).
10.16+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 27, 2020).
10.17+	Form of Phantom Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2020).
10.18+	Form of Phantom Unit Award Agreement (Directors with Deferral Election) (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2020).
21.1*	List of Subsidiaries of Natural Resource Partners L.P.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
99.1*	Financial Statements of Sisecam Wyoming LLC as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: March 15, 2022
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board, Director and
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2022
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2022
/s/ GALDINO J. CLARO
Galdino J. Claro
Director

Date: March 15, 2022
/s/ ALEXANDER D. GREENE
Alexander D. Greene
Director

Date: March 15, 2022
/s/ S. REED MORIAN
S. Reed Morian
Director

Date: March 15, 2022
/s/ PAUL B. MURPHY, JR.
Paul B. Murphy, Jr.
Director

Date: March 15, 2022
/s/ RICHARD A. NAVARRE
Richard A. Navarre
Director

Date: March 15, 2022
/s/ CORBIN J. ROBERTSON III
Corbin J. Robertson III
Director

Date: March 15, 2022
/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: March 15, 2022
/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr.
Director