Form 10-Q
period 2022-03-31
NATURAL RESOURCE PARTNERS LP
filed 2022-05-05
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except unit data)	2022	2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$135,590	$135,520
Accounts receivable, net	32,729	24,538
Other current assets, net	3,510	2,723
Total current assets	$171,829	$162,781
Land	24,008	24,008
Mineral rights, net	433,965	437,697
Intangible assets, net	16,019	16,130
Equity in unconsolidated investment	280,156	276,004
Long-term contract receivable, net	30,783	31,371
Other long-term assets, net	5,528	5,832
Total assets	$962,288	$953,823
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,896	$1,956
Accrued liabilities	3,388	10,297
Accrued interest	8,463	1,213
Current portion of deferred revenue	15,420	11,817
Current portion of long-term debt, net	39,046	39,102
Total current liabilities	$68,213	$64,385
Deferred revenue	39,126	50,045
Long-term debt, net	378,163	394,443
Other non-current liabilities	4,803	5,018
Total liabilities	$490,305	$513,891
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (250,000 and 269,321 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at March 31, 2022 and December 31, 2021)	$164,587	$183,908
Partners’ capital
Common unitholders’ interest (12,505,996 and 12,351,306 units issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	$250,767	$203,062
General partner’s interest	2,909	1,787
Warrant holders’ interest	47,964	47,964
Accumulated other comprehensive income	5,756	3,211
Total partners’ capital	$307,396	$256,024
Total liabilities and partners' capital	$962,288	$953,823

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2022	2021
Revenues and other income
Royalty and other mineral rights	$71,083	$32,927
Transportation and processing services	3,796	2,192
Equity in earnings of Sisecam Wyoming	14,837	1,973
Gain on asset sales and disposals	—	59
Total revenues and other income	$89,716	$37,151

Operating expenses
Operating and maintenance expenses	$8,076	$5,552
Depreciation, depletion and amortization	3,868	5,092
General and administrative expenses	4,467	4,110
Asset impairments	19	4,043
Total operating expenses	$16,430	$18,797

Income from operations	$73,286	$18,354

Interest expense, net	$(9,387)	$(9,973)

Net income	$63,899	$8,381
Less: income attributable to preferred unitholders	(7,500)	(7,727)
Net income attributable to common unitholders and the general partner	$56,399	$654

Net income attributable to common unitholders	$55,271	$641
Net income attributable to the general partner	1,128	13

Net income per common unit (see Note 4)
Basic	$4.45	$0.05
Diluted	3.11	0.05

Net income	$63,899	$8,381
Comprehensive income from unconsolidated investment and other	2,545	732
Comprehensive income	$66,444	$9,113

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income	Total Partners' Capital

(In thousands)	Units	Amounts
Balance at December 31, 2021	12,351	$203,062	$1,787	$47,964	$3,211	$256,024
Net income (1)	—	62,621	1,278	—	—	63,899
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)
Distributions to preferred unitholders	—	(7,603)	(155)	—	—	(7,758)
Issuance of unit-based awards	155	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,754)	—	—	—	(1,754)
Capital contribution	—	—	112	—	—	112
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,545	2,545
Balance at March 31, 2022	12,506	$250,767	$2,909	$47,964	$5,756	$307,396

(1)Net income includes $7.5 million of income attributable to preferred unitholders that accumulated during the period, of which $7.4 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income	Total Partners' Capital

(In thousands)	Units	Amounts
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524
Net income (1)	—	8,213	168	—	—	8,381
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)
Issuance of unit-based awards	90	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	215	—	—	—	215
Capital contribution	—	—	32	—	—	32
Comprehensive income from unconsolidated investment and other	—	—	—	—	732	732
Balance at March 31, 2021	12,351	$132,377	$394	$66,816	$1,054	$200,641

(1)Net income includes $7.7 million of income attributable to preferred unitholders that accumulated during the period, of which $7.6 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$63,899	$8,381
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	3,868	5,092
Distributions from unconsolidated investment	13,230	3,920
Equity earnings from unconsolidated investment	(14,837)	(1,973)
Gain on asset sales and disposals	—	(59)
Asset impairments	19	4,043
Bad debt expense	1,028	383
Unit-based compensation expense	1,448	1,126
Amortization of debt issuance costs and other	375	269
Change in operating assets and liabilities:
Accounts receivable	(7,579)	(3,331)
Accounts payable	(60)	(10)
Accrued liabilities	(7,156)	(3,034)
Accrued interest	7,250	7,133
Deferred revenue	(7,316)	(146)
Other items, net	(1,838)	1,406
Net cash provided by operating activities	$52,331	$23,200

Cash flows from investing activities
Proceeds from asset sales and disposals	$—	$59
Return of long-term contract receivable	—	541
Net cash provided by investing activities	$—	$600

Cash flows from financing activities
Debt repayments	$(16,697)	$(16,696)
Distributions to common unitholders and the general partner	(5,672)	(5,630)
Distributions to preferred unitholders	(7,500)	(3,806)
Redemption of preferred units paid-in-kind	(19,579)	—
Other items	(2,813)	(691)
Net cash used in financing activities	$(52,261)	$(26,823)

Net increase (decrease) in cash and cash equivalents	$70	$(3,023)
Cash and cash equivalents at beginning of period	135,520	99,790
Cash and cash equivalents at end of period	$135,590	$96,767

Supplemental cash flow information:
Cash paid for interest	$1,644	$2,320
Non-cash investing and financing activities:
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$—	$992
Preferred unit distributions paid-in-kind	—	3,806
The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation
Nature of Business
Natural Resource Partners L.P. (the "Partnership") engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Sisecam Wyoming LLC ("Sisecam Wyoming"), a trona ore mining and soda ash production business. The Partnership is organized into two operating segments further described in Note 5. Segment Information. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.
Principles of Consolidation and Reporting
The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2021 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on March 15, 2022. Certain reclassifications have been made to prior year amounts in the Notes to Consolidated Financial Statements to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income or cash flows from operating, investing or financing activities.

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Mineral Rights segment revenues by major source:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Coal royalty revenues	$55,449	$15,365
Production lease minimum revenues	1,592	3,450
Minimum lease straight-line revenues	4,783	6,096
Property tax revenues	1,472	1,469
Wheelage revenues	3,717	1,781
Coal overriding royalty revenues	258	1,859
Lease amendment revenues	880	868
Aggregates royalty revenues	770	454
Oil and gas royalty revenues	1,814	1,366
Other revenues	348	219
Royalty and other mineral rights revenues	$71,083	$32,927
Transportation and processing services revenues (1)	3,796	2,192
Total Mineral Rights segment revenues	$74,879	$35,119

(1)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $3.1 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The remaining transportation and processing services revenues of $0.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2022	2021
Receivables
Accounts receivable, net	$29,131	$22,277
Other current assets, net (1)	2,063	769
Other long-term assets, net (2)	250	250

Contract liabilities
Current portion of deferred revenue	$15,420	$11,817
Deferred revenue	39,126	50,045

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.
The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Balance at beginning of period (current and non-current)	$61,862	$61,554
Increase due to minimums and lease amendment fees	5,059	4,358
Recognition of previously deferred revenue	(12,375)	(4,504)
Balance at end of period (current and non-current)	$54,546	$61,408

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of March 31, 2022 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.4	$19,021
5 - 10 years	3.9	6,772
10+ years	13.4	27,438
Total	8.3	$53,231

(1)Lease term does not include renewal periods.

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $7.5 million and $7.7 million during the three months ended March 31, 2022 and 2021, respectively, as a result of accumulated preferred unit distributions earned during the period.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the cash distributions declared and paid to common and preferred unitholders during the three months ended March 31, 2022 and 2021, respectively:

		Cash Distributions				Paid-in-kind Distributions
		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)	Total Distribution (In units)
2022
February 2022	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500	$—

2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806	3,806

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended March 31, 2022 includes the assumed conversion of the preferred units. The calculation of diluted net income per common unit for the three months ended March 31, 2021 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three months ended March 31, 2022 includes the net settlement of warrants to purchase 0.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 whereas the calculation of diluted net income per common unit for the three months ended March 31, 2021 does not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables reconcile the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2022	2021
Allocation of net income
Net income	$63,899	$8,381
Less: income attributable to preferred unitholders	(7,500)	(7,727)
Net income attributable to common unitholders and the general partner	$56,399	$654
Less: net income attributable to the general partner	(1,128)	(13)
Net income attributable to common unitholders	$55,271	$641

Basic net income per common unit
Weighted average common units—basic	12,415	12,292
Basic net income per common unit	$4.45	$0.05

Diluted net income per common unit
Weighted average common units—basic	12,415	12,292
Plus: dilutive effect of preferred units	6,974	—
Plus: dilutive effect of warrants	531	—
Plus: dilutive effect of unvested unit-based awards	240	116
Weighted average common units—diluted	20,160	12,408

Net income	$63,899	$8,381
Less: income attributable to preferred unitholders	—	(7,727)
Diluted net income attributable to common unitholders and the general partner	$63,899	$654
Less: diluted net income attributable to the general partner	(1,278)	(13)
Diluted net income attributable to common unitholders	$62,621	$641

Diluted net income per common unit	$3.11	$0.05

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

5.    Segment Information
The Partnership's segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. and that are managed accordingly. NRP has the following two operating segments:
Mineral Rights—consists of mineral interests and other subsurface rights across the United States. NRP's ownership provides critical inputs for the manufacturing of steel, electricity and basic building materials, as well as opportunities for carbon sequestration and renewable energy. The Partnership is working to strategically redefine its business as a key player in the transitional energy economy in the years to come.
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
The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended March 31, 2022
Revenues	$74,879	$14,837	$—	$89,716
Operating and maintenance expenses	8,025	51	—	8,076
Depreciation, depletion and amortization	3,868	—	—	3,868
General and administrative expenses	—	—	4,467	4,467
Asset impairments	19	—	—	19
Interest expense, net	—	—	9,387	9,387
Net income (loss)	62,967	14,786	(13,854)	63,899

For the Three Months Ended March 31, 2021
Revenues	$35,119	$1,973	$—	$37,092
Gain on asset sales and disposals	59	—	—	59
Operating and maintenance expenses	5,532	20	—	5,552
Depreciation, depletion and amortization	5,092	—	—	5,092
General and administrative expenses	—	—	4,110	4,110
Asset impairments	4,043	—	—	4,043
Interest expense, net	23	—	9,950	9,973
Net income (loss)	20,488	1,953	(14,060)	8,381

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment
The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Balance at beginning of period	$276,004	$262,514
Income allocation to NRP’s equity interests	16,065	3,216
Amortization of basis difference	(1,228)	(1,243)
Other comprehensive income	2,545	732
Distribution	(13,230)	(3,920)
Balance at end of period	$280,156	$261,299
The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Net sales	$163,437	$127,791
Gross profit	39,765	12,700
Net income	32,786	6,563

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	March 31, 2022			December 31, 2021
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$670,626	$(256,963)	$413,663	$670,650	$(253,503)	$417,147
Aggregates properties	8,747	(3,102)	5,645	8,747	(2,975)	5,772
Oil and gas royalty properties	12,354	(9,236)	3,118	12,354	(9,115)	3,239
Other	13,151	(1,612)	11,539	13,151	(1,612)	11,539
Total mineral rights, net	$704,878	$(270,913)	$433,965	$704,902	$(267,205)	$437,697
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.7 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively.

During the three ended March 31, 2022, the Partnership recorded $0.02 million of impairment expense. During the three months ended March 31, 2021, the Partnership recorded $4.0 million of expense primarily due to a lease termination that resulted in the full impairment of a coal property. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of March 31, 2022 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than current estimates, an additional impairment charge may be recognized in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net
The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2022	2021
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$300,000	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$4,730	$4,730
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	12,008	12,008
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	25,368	38,053
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	8,023	12,035
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	57,104	57,104
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	14,554	14,554
Total Opco Senior Notes	$121,787	$138,484
Total debt at face value	$421,787	$438,484
Net unamortized debt issuance costs	(4,578)	(4,939)
Total debt, net	$417,209	$433,545
Less: current portion of long-term debt	(39,046)	(39,102)
Total long-term debt, net	$378,163	$394,443

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. "Opco" refers to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of March 31, 2022 and December 31, 2021, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of March 31, 2022 and December 31, 2021, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
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
During the three months ended March 31, 2022 and 2021, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at both March 31, 2022 and December 31, 2021.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $341.7 million and $345.0 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.
Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2022 and December 31, 2021, the Opco Senior Notes had cumulative principal balances of $121.8 million and $138.5 million, respectively. Opco made mandatory principal payments of $16.7 million during the three months ended March 31, 2022 and 2021.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through March 31, 2022.

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
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		March 31, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$296,504	$304,500	$296,236	$300,000
Opco Senior Notes (1)	3	120,705	123,614	137,309	138,484
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable, net (current and long-term) (2)	3	$33,068	$25,732	$33,612	$26,010

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 102% and 100% of par value at March 31, 2022 and December 31, 2021, respectively.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at March 31, 2022 and December 31, 2021.
NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of March 31, 2022 and December 31, 2021.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Operating and maintenance expenses	$1,659	$1,607
General and administrative expenses	1,240	1,186
The Partnership had accounts payable on its Consolidated Balance Sheets of $0.4 million to QMC at both March 31, 2022 and December 31, 2021 and $0.8 million and $0.9 million to WPPLP at March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, the Partnership recognized $1.6 million and $0.2 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP.
Corbin J. Robertson, Jr. owns 85% of the general partner of Great Northern Properties Limited Partnership ("GNP"), a privately held company primarily engaged in owning and managing mineral properties and surface leases. As of March 31, 2022 and December 31, 2021 the Partnership had $0.0 million and $0.1 million, respectively, of accounts receivable from GNP included in accounts receivable, net on its Consolidated Balance Sheets related to amounts collected for surface leases that belong to NRP.
11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended March 31,
	2022		2021
(In thousands)	Revenues	Percent	Revenues	Percent
Foresight Energy Resources LLC ("Foresight") (1) (2)	$11,250	13%	$8,572	23%
Alpha Metallurgical Resources, Inc. (1)	27,743	31%	8,043	22%

(1)Revenues from Foresight and Alpha Metallurgical Resources, Inc. are included within the Partnership's Mineral Rights segment.
(2)Revenues from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.
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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2022 and 2021 were valued using the closing price of NRP's common units as of the grant date. The grant date fair value of these awards granted during the three months ended March 31, 2022 and 2021 were $7.9 million and $3.8 million, respectively. Total unit-based compensation expense associated with these awards was $1.4 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2022 is $9.5 million, which is to be recognized over a weighted average period of 2.5 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2021 was $3.3 million.
A summary of the unit activity in the outstanding grants during 2022 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2022	411	$23.00
Granted	208	$38.29
Fully vested and issued	(233)	$26.74
Outstanding at March 31, 2022	386	$28.96

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

As of March 31, 2022 and December 31, 2021, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	March 31, 2022			December 31, 2021
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$39,403	$(4,361)	$35,042	$28,869	$(3,312)	$25,557
Long-term contract receivable	31,887	(1,104)	30,783	32,497	(1,126)	31,371
Total	$71,290	$(5,465)	$65,825	$61,366	$(4,438)	$56,928

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP recorded $1.0 million and $0.4 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended March 31, 2022 and 2021, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

16.    Subsequent Events
The following represents material events that have occurred subsequent to March 31, 2022 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In May 2022, the Board of Directors declared a distribution of $0.75 per common unit with respect to the first quarter of 2022. The Board of Directors also declared a distribution on NRP's preferred units with respect to the first quarter of 2022 totaling $7.5 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three month periods ended March 31, 2022 and 2021 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2021.
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
INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: the effects of the global COVID-19 pandemic; our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected production levels by our lessees; Sisecam Wyoming LLC’s ("Sisecam Wyoming's") trona mining and soda ash refinery operations; distributions from our soda ash joint venture; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.
These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 for important factors that could cause our actual results of operations or our actual financial condition to differ.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) less equity earnings from unconsolidated investment; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 8. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2021. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Transactions
•Related Party Transactions
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Executive Overview
We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and own a non-controlling 49% interest in Sisecam Wyoming, a trona ore mining and soda ash production business. Our common units trade on the New York Stock Exchange under the symbol "NRP." Our business is organized into two operating segments:
Mineral Rights—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, our ownership would cover roughly 20,000 square miles. Our ownership provides critical inputs for the manufacturing of steel, electricity and basic building materials, as well as opportunities for carbon sequestration and renewable energy. We are working to strategically redefine our business as a key player in the transitional energy economy in the years to come.
Soda Ash—consists of our 49% non-controlling equity interest in Sisecam Wyoming, a trona ore mining and soda ash production business located in the Green River Basin of Wyoming. Sisecam Wyoming mines the trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries.
Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.
Our financial results by segment for the three months ended March 31, 2022 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$74,879	$14,837	$—	$89,716
Net income (loss)	$62,967	$14,786	$(13,854)	$63,899
Adjusted EBITDA (1)	$66,854	$13,179	$(4,467)	$75,566

Cash flow provided by (used in) continuing operations
Operating activities	$48,176	$13,195	$(9,040)	$52,331
Investing activities	$—	$—	$—	$—
Financing activities	$(614)	$—	$(51,647)	$(52,261)
Distributable cash flow (1)	$48,176	$13,195	$(9,040)	$52,331
Free cash flow (1)	$48,176	$13,195	$(9,040)	$52,331

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Business Outlook and Quarterly Distributions

We generated $52.3 million of free cash flow during the three months ended March 31, 2022, and ended the quarter with $235.6 million of liquidity consisting of $135.6 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility.

Our liquidity has remained steady and our consolidated leverage ratio has decreased to 2.0x at March 31, 2022. We declared a first quarter 2022 cash distribution of $0.75 per common unit of NRP, an increase compared to $0.45 paid last quarter, and a $7.5 million cash distribution on the preferred units. The decision to increase common unit distributions was based on our substantial free cash flow generation, solid liquidity and positive outlook for our business lines, coupled with higher expected common unitholder income tax liability for 2022 resulting from our improved financial performance. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.
Mineral Rights Business Segment
Metallurgical coal prices reached record levels during the first quarter of 2022 driven by strong demand for steel and a relatively subdued supply response for coking coal which has yet to reach pre-pandemic production levels due to labor shortages and global supply chain interruptions. Despite the negative impact on steel production resulting from COVID-19 lockdowns in China, we expect the supply-demand balance for metallurgical coal to remain tight for the foreseeable future and should provide further support for domestic and international prices. Our lessees sold 6.8 million tons of coal from our properties in the first three months of 2022 and we derived approximately 80% of our coal royalty revenues and approximately 50% of our coal royalty sales volumes from metallurgical coal during the same period.

Thermal coal demand and pricing remains strong due to the increased demand for electricity and constrained growth in thermal coal production. Labor shortages, global supply chain interruptions, and environmental and political pressures are limiting the ability of operators to increase thermal coal production to meet domestic and international demand. In addition, higher natural gas prices and boycotts on Russian coal caused by the war in Ukraine are further amplifying the tightness in thermal coal markets. Due to these factors, the near-term outlook for thermal coal prices is positive.
We continue to identify alternative revenue sources across our large portfolio of land, mineral and timber assets. The types of opportunities include the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy. As announced previously, in the first quarter we executed on our first subsurface carbon dioxide ("CO2") sequestration transaction by granting Denbury the right to develop a world-class subsurface CO2 sequestration project on 75,000 acres of underground pore space we own in southwest Alabama with the potential to store over 300 million metric tons of CO2. This project, if developed, will be the first subsurface CO2 sequestration project on the approximately 3.5 million acres where we own the rights to sequester CO2 underground across the United States. While the timing and likelihood of additional cash flows being realized from further subsurface carbon dioxide sequestration opportunities, or other transitional energy opportunities such as the generation of electricity using geothermal, solar and wind energy activities is uncertain, we believe our large ownership footprint throughout the United States will provide additional opportunities to create value in this regard with minimal capital investment by us.
Soda Ash Business Segment
Revenues and other income in the first three months of 2022 were higher by $12.9 million compared to the prior year period as a result of increased sales prices as compared to the prior year period. Free cash flow in the first quarter of 2022 increased $9.3 million as compared to the prior year period due to Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021. Strong demand growth for soda ash, driven by global secular trends including the investments in renewable energy, the electrification of the global auto fleet, and urbanization, coupled with constrained soda ash supply in part due to COVID-19 flash lockdowns in China have allowed Sisecam Wyoming to successfully pass on input cost inflation resulting in improved financial results in the first quarter of 2022.

Results of Operations
First Three Months of 2022 and 2021 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,		Increase	Percentage Change
Operating Segment (In thousands)	2022	2021
Mineral Rights	$74,879	$35,178	$39,701	113%
Soda Ash	14,837	1,973	12,864	652%
Total	$89,716	$37,151	$52,565	141%

The changes in revenues and other income is discussed for each of the operating segments below:

Mineral Rights
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2022	2021
Coal sales volumes (tons)
Appalachia
Northern	428	120	308	257%
Central	3,251	2,650	601	23%
Southern	361	100	261	261%
Total Appalachia	4,040	2,870	1,170	41%
Illinois Basin	1,502	2,658	(1,156)	(43)%
Northern Powder River Basin	1,238	1,059	179	17%
Gulf Coast	69	—	69	100%
Total coal sales volumes	6,849	6,587	262	4%

Coal royalty revenue per ton
Appalachia
Northern	$10.14	$3.64	$6.50	179%
Central	11.37	4.22	7.15	169%
Southern	17.56	5.28	12.28	233%
Illinois Basin	2.20	2.06	0.14	7%
Northern Powder River Basin	3.74	3.37	0.37	11%
Gulf Coast	0.55	—	0.55	100%
Combined average coal royalty revenue per ton	8.12	3.22	4.90	152%

Coal royalty revenues
Appalachia
Northern	$4,341	$437	$3,904	893%
Central	36,980	11,195	25,785	230%
Southern	6,340	528	5,812	1,101%
Total Appalachia	47,661	12,160	35,501	292%
Illinois Basin	3,303	5,483	(2,180)	(40)%
Northern Powder River Basin	4,632	3,573	1,059	30%
Gulf Coast	38	—	38	100%
Unadjusted coal royalty revenues	55,634	21,216	34,418	162%
Coal royalty adjustment for minimum leases	(185)	(5,851)	5,666	97%
Total coal royalty revenues	$55,449	$15,365	$40,084	261%

Other revenues
Production lease minimum revenues	$1,592	$3,450	$(1,858)	(54)%
Minimum lease straight-line revenues	4,783	6,096	(1,313)	(22)%
Wheelage revenues	3,717	1,781	1,936	109%
Property tax revenues	1,472	1,469	3	—%
Coal overriding royalty revenues	258	1,859	(1,601)	(86)%
Lease amendment revenues	880	868	12	1%
Aggregates royalty revenues	770	454	316	70%
Oil and gas royalty revenues	1,814	1,366	448	33%
Other revenues	348	219	129	59%
Total other revenues	$15,634	$17,562	$(1,928)	(11)%
Royalty and other mineral rights	$71,083	$32,927	$38,156	116%
Transportation and processing services revenues	3,796	2,192	1,604	73%
Gain on asset sales and disposals	—	59	(59)	(100)%
Total Mineral Rights segment revenues and other income	$74,879	$35,178	$39,701	113%

Coal Royalty Revenues
Total coal royalty revenues increased $40.1 million during the three months ended March 31, 2022 as compared to the prior year period primarily as a result of higher sales prices and production volumes within the Appalachian Basin. The discussion by region is as follows:
•Appalachia: Coal royalty revenues increased $35.5 million primarily due to significantly higher sales prices and a 41% increase in sales volumes as compared to the prior year period.
•Illinois Basin: Coal royalty revenues decreased $2.2 million primarily due to a 43% decrease in sales volumes, partially offset by a 7% increase in sales prices as compared to the prior year period. Revenues recognized from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.
•Northern Powder River Basin: Coal royalty revenues increased $1.1 million primarily due to a 17% increase in sales volumes and an 11% increase in sales prices as compared to the prior year period.
Other Revenues
Other revenues decreased $1.9 million during the three months ended March 31, 2022 as compared to the prior year period primarily due to the following:
•A $1.9 million decrease in production lease minimum revenues primarily as a result of breakage revenue recognized in the first quarter of 2021.
•A $1.6 million decrease in coal overriding royalty revenues as a result of decreased production on the properties that pay us an override royalty fee.
•A $1.3 million decrease in minimum lease straight-line revenues primarily as a result of lease modifications entered into in the first quarter of 2021.
These decreases were partially offset by a $1.9 million increase in wheelage revenues as a result of higher production from the properties that pay us a wheelage fee.
Soda Ash

Revenues and other income related to our Soda Ash segment increased $12.9 million as a result of increased sales prices as compared to the prior year period.

Operating Expenses
The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
(In thousands)	2022	2021
Operating expenses
Operating and maintenance expenses	$8,076	$5,552	$2,524	45%
Depreciation, depletion and amortization	3,868	5,092	(1,224)	(24)%
General and administrative expenses	4,467	4,110	357	9%
Asset impairments	19	4,043	(4,024)	(100)%
Total operating expenses	$16,430	$18,797	$(2,367)	(13)%

Total operating expenses decreased $2.4 million primarily due to the following:
•A $4.0 million decrease in asset impairments as compared to the prior year period. Asset impairments in the first three months of 2021 primarily related to a lease termination that resulted in the full impairment of a coal property.

•A $1.2 million decrease in depreciation, depletion and amortization expense primarily as a result of decreased production at certain Illinois Basin coal properties.
These decreases were partially offset by a $2.5 million increase in operating and maintenance expenses as a result of an increase in bad debt expense in addition to higher costs related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). The coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property.
Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2022
Net income (loss)	$62,967	$14,786	$(13,854)	$63,899
Less: equity earnings from unconsolidated investment	—	(14,837)	—	(14,837)
Add: total distributions from unconsolidated investment	—	13,230	—	13,230
Add: interest expense, net	—	—	9,387	9,387
Add: depreciation, depletion and amortization	3,868	—	—	3,868
Add: asset impairments	19	—	—	19
Adjusted EBITDA	$66,854	$13,179	$(4,467)	$75,566

March 31, 2021
Net income (loss)	$20,488	$1,953	$(14,060)	$8,381
Less: equity earnings from unconsolidated investment	—	(1,973)	—	(1,973)
Add: total distributions from unconsolidated investment	—	3,920	—	3,920
Add: interest expense, net	23	—	9,950	9,973
Add: depreciation, depletion and amortization	5,092	—	—	5,092
Add: asset impairments	4,043	—	—	4,043
Adjusted EBITDA	$29,646	$3,900	$(4,110)	$29,436

Adjusted EBITDA increased $46.1 million primarily due to a $37.2 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income as discussed above, in addition to a $9.3 million increase in Adjusted EBITDA within our Soda Ash segment as a result of a higher cash distribution received from Sisecam Wyoming in the first three months of 2022 as compared to the prior year period.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2022
Cash flow provided by (used in) continuing operations
Operating activities	$48,176	$13,195	$(9,040)	$52,331
Investing activities	—	—	—	—
Financing activities	(614)	—	(51,647)	(52,261)

March 31, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$25,962	$3,888	$(6,650)	$23,200
Investing activities	600	—	—	600
Financing activities	(132)	—	(26,691)	(26,823)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2022
Net cash provided by (used in) operating activities of continuing operations	$48,176	$13,195	$(9,040)	$52,331
Add: proceeds from asset sales and disposals	—	—	—	—
Add: return of long-term contract receivable	—	—	—	—
Distributable cash flow	$48,176	$13,195	$(9,040)	$52,331
Less: proceeds from asset sales and disposals	—	—	—	—
Free cash flow	$48,176	$13,195	$(9,040)	$52,331

March 31, 2021
Net cash provided by (used in) operating activities of continuing operations	$25,962	$3,888	$(6,650)	$23,200
Add: proceeds from asset sales and disposals	59	—	—	59
Add: return of long-term contract receivable	541	—	—	541
Distributable cash flow	$26,562	$3,888	$(6,650)	$23,800
Less: proceeds from asset sales and disposals	(59)	—	—	(59)
Free cash flow	$26,503	$3,888	$(6,650)	$23,741

DCF and FCF increased $28.5 million and $28.6 million, respectively, primarily due to the following:
•Mineral Rights Segment
◦DCF and FCF increased $21.6 million and $21.7 million, respectively, primarily due to the segment's increase in revenues and other income as discussed above.
•Soda Ash Segment
◦DCF and FCF increased $9.3 million as a result of the higher cash distribution received from Sisecam Wyoming in the first three months of 2022 as compared to the prior year period.
These increases were partially offset by a $2.4 million decrease in DCF and FCF within our Corporate and Financing Segment primarily due to higher incentive compensation expense paid out in the first three months of 2022 as compared to the prior year period as a result of the Partnership's significantly improved operating performance during the year ended December 31, 2021, partially offset by lower cash paid for interest as our debt balance continues to decline.
Liquidity and Capital Resources
Current Liquidity
As of March 31, 2022, we had total liquidity of $235.6 million, consisting of $135.6 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility. We have significant debt service obligations, including approximately $23 million of principal repayments on Opco’s senior notes throughout the remainder of 2022. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business through the current market environment.
Cash Flows
Cash flows provided by operating activities increased $29.1 million, from $23.2 million in the three months ended March 31, 2021 to $52.3 million in the three months ended March 31, 2022, primarily related to increased revenues and other income within our Mineral Rights segment and $9.3 million of a higher cash distributions received from Sisecam Wyoming in the first three months of 2022 as compared to the prior year period.
Cash flows used in financing activities increased $25.4 million from $26.8 million used in the three months ended March 31, 2021 to $52.3 million used in the three months ended March 31, 2022, primarily due to the $19.6 million redemption of preferred units paid-in-kind during the first quarter of 2022 in addition to $3.7 million of increased cash used for preferred unit distributions as a result of paying all of our preferred unit distributions in cash as compared to half in kind during the three months ended March 31, 2021.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021
Current portion of long-term debt, net	$39,046	$39,102
Long-term debt, net	378,163	394,443
Total debt, net	$417,209	$433,545
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

Summary of Critical Accounting Estimates
The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Standards
We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include this disclosure in our Form 10-Q for the quarterly period ended March 31, 2022.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2022 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.
ITEM 1A. RISK FACTORS
During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 5, 2022	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)