Form 10-Q
period 2022-06-30
NATURAL RESOURCE PARTNERS LP
filed 2022-08-04
CIK 1171486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	Commission file number:	001-31465

NATURAL RESOURCE PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	35-2164875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1415 Louisiana Street, Suite 2400
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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except unit data)	2022	2021
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$59,356	$135,520
Accounts receivable, net	37,288	24,538
Other current assets, net	3,204	2,723
Total current assets	$99,848	$162,781
Land	24,008	24,008
Mineral rights, net	428,505	437,697
Intangible assets, net	15,634	16,130
Equity in unconsolidated investment	280,300	276,004
Long-term contract receivable, net	30,182	31,371
Other long-term assets, net	4,664	5,832
Total assets	$883,141	$953,823
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,969	$1,956
Accrued liabilities	5,507	10,297
Accrued interest	1,050	1,213
Current portion of deferred revenue	11,475	11,817
Current portion of long-term debt, net	39,070	39,102
Total current liabilities	$59,071	$64,385
Deferred revenue	40,811	50,045
Long-term debt, net	259,296	394,443
Other non-current liabilities	5,012	5,018
Total liabilities	$364,190	$513,891
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (250,000 and 269,321 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at June 30, 2022 and December 31, 2021)	$164,587	$183,908
Partners’ capital
Common unitholders’ interest (12,505,996 and 12,351,306 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	$300,753	$203,062
General partner’s interest	3,904	1,787
Warrant holders’ interest	47,964	47,964
Accumulated other comprehensive income	1,743	3,211
Total partners’ capital	$354,364	$256,024
Total liabilities and partners' capital	$883,141	$953,823

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2022	2021	2022	2021
Revenues and other income
Royalty and other mineral rights	$79,333	$33,611	$150,416	$66,538
Transportation and processing services	5,612	2,182	9,408	4,374
Equity in earnings of Sisecam Wyoming	14,643	2,601	29,480	4,574
Gain on asset sales and disposals	345	116	345	175
Total revenues and other income	$99,933	$38,510	$189,649	$75,661

Operating expenses
Operating and maintenance expenses	$10,015	$5,170	$18,091	$10,722
Depreciation, depletion and amortization	5,847	4,871	9,715	9,963
General and administrative expenses	5,052	3,388	9,519	7,498
Asset impairments	43	16	62	4,059
Total operating expenses	$20,957	$13,445	$37,387	$32,242

Income from operations	$78,976	$25,065	$152,262	$43,419

Other expenses, net
Interest expense, net	$(8,108)	$(9,683)	$(17,495)	$(19,656)
Loss on extinguishment of debt	(4,048)	—	(4,048)	—
Total other expenses, net	$(12,156)	$(9,683)	$(21,543)	$(19,656)

Net income	$66,820	$15,382	$130,719	$23,763
Less: income attributable to preferred unitholders	(7,500)	(7,842)	(15,000)	(15,569)
Net income attributable to common unitholders and the general partner	$59,320	$7,540	$115,719	$8,194

Net income attributable to common unitholders	$58,134	$7,389	$113,405	$8,030
Net income attributable to the general partner	1,186	151	2,314	164

Net income per common unit (see Note 4)
Basic	$4.65	$0.60	$9.10	$0.65
Diluted	3.29	0.56	6.50	0.65

Net income	$66,820	$15,382	$130,719	$23,763
Comprehensive income (loss) from unconsolidated investment and other	(4,013)	2,533	(1,468)	3,265
Comprehensive income	$62,807	$17,915	$129,251	$27,028

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income	Total Partners' Capital

(In thousands)	Units	Amounts
Balance at December 31, 2021	12,351	$203,062	$1,787	$47,964	$3,211	$256,024
Net income (1)	—	62,621	1,278	—	—	63,899
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)
Distributions to preferred unitholders	—	(7,603)	(155)	—	—	(7,758)
Issuance of unit-based awards	155	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,754)	—	—	—	(1,754)
Capital contribution	—	—	112	—	—	112
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,545	2,545
Balance at March 31, 2022	12,506	$250,767	$2,909	$47,964	$5,756	$307,396
Net income (1)	—	65,484	1,336	—	—	66,820
Distributions to common unitholders and the general partner	—	(9,379)	(191)	—	—	(9,570)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)
Unit-based awards amortization and vesting	—	1,231	—	—	—	1,231
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(4,013)	(4,013)
Balance at June 30, 2022	12,506	$300,753	$3,904	$47,964	$1,743	$354,364

(1)Net income includes $7.5 million of income attributable to preferred unitholders that accumulated during the period, of which $7.4 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(Unaudited)

	Common Unitholders		General Partner	Warrant Holders	Accumulated Other Comprehensive Income	Total Partners' Capital

(In thousands)	Units	Amounts
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524
Net income (1)	—	8,213	168	—	—	8,381
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)
Issuance of unit-based awards	90	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	215	—	—	—	215
Capital contribution	—	—	32	—	—	32
Comprehensive income from unconsolidated investment and other	—	—	—	—	732	732
Balance at March 31, 2021	12,351	$132,377	$394	$66,816	$1,054	$200,641
Net income (2)	—	15,074	308	—	—	15,382
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)
Distributions to preferred unitholders	—	(7,571)	(155)	—	—	(7,726)
Unit-based awards amortization and vesting	—	515	—	—	—	515
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,533	2,533
Balance at June 30, 2021	12,351	$134,836	$434	$66,816	$3,587	$205,673

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

NATURAL RESOURCE PARTNERS L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$130,719	$23,763
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	9,715	9,963
Distributions from unconsolidated investment	23,716	3,920
Equity earnings from unconsolidated investment	(29,480)	(4,574)
Gain on asset sales and disposals	(345)	(175)
Loss on extinguishment of debt	4,048	—
Asset impairments	62	4,059
Bad debt expense	640	(354)
Unit-based compensation expense	2,787	1,719
Amortization of debt issuance costs and other	1,672	1,246
Change in operating assets and liabilities:
Accounts receivable	(12,612)	(3,169)
Accounts payable	13	(93)
Accrued liabilities	(5,109)	(1,196)
Accrued interest	(163)	(291)
Deferred revenue	(9,575)	531
Other items, net	(634)	1,235
Net cash provided by operating activities	$115,454	$36,584

Cash flows from investing activities
Proceeds from asset sales and disposals	$346	$175
Return of long-term contract receivable	563	1,082
Net cash provided by investing activities	$909	$1,257

Cash flows from financing activities
Debt repayments	$(137,171)	$(19,061)
Distributions to common unitholders and the general partner	(15,242)	(11,302)
Distributions to preferred unitholders	(15,000)	(7,670)
Redemption of preferred units paid-in-kind	(19,579)	—
Acquisition of non-controlling interest in BRP	—	(1,000)
Other items, net	(5,535)	(690)
Net cash used in financing activities	$(192,527)	$(39,723)

Net decrease in cash and cash equivalents	$(76,164)	$(1,882)
Cash and cash equivalents at beginning of period	135,520	99,790
Cash and cash equivalents at end of period	$59,356	$97,908

Supplemental cash flow information:
Cash paid for interest	$16,772	$18,931
Non-cash investing and financing activities:
Preferred unit distributions paid-in-kind	$—	$7,669
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

2.    Revenues from Contracts with Customers
The following table presents the Partnership's Mineral Rights segment revenues by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Coal royalty revenues	$62,945	$18,298	$118,394	$33,663
Production lease minimum revenues	65	3,556	1,657	7,006
Minimum lease straight-line revenues	4,674	4,869	9,457	10,965
Property tax revenues	1,695	1,587	3,167	3,056
Wheelage revenues	4,379	1,844	8,096	3,625
Coal overriding royalty revenues	682	976	940	2,835
Lease amendment revenues	811	772	1,691	1,640
Aggregates royalty revenues	1,037	456	1,807	910
Oil and gas royalty revenues	2,906	900	4,720	2,266
Other revenues	139	353	487	572
Royalty and other mineral rights revenues	$79,333	$33,611	$150,416	$66,538
Transportation and processing services revenues (1)	5,612	2,182	9,408	4,374
Total Mineral Rights segment revenues	$84,945	$35,793	$159,824	$70,912

(1)Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $4.9 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $8.0 million and $2.5 million for the six months ended June 30, 2022 and 2021, respectively. The remaining transportation and processing services revenues of $0.7 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2022	2021
Receivables
Accounts receivable, net	$33,629	$22,277
Other current assets, net (1)	1,861	769
Other long-term assets, net (2)	75	250

Contract liabilities
Current portion of deferred revenue	$11,475	$11,817
Deferred revenue	40,811	50,045

(1)Other current assets, net includes short-term notes receivables from contracts with customers.
(2)Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.
The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Six Months Ended June 30,
(In thousands)	2022	2021
Balance at beginning of period (current and non-current)	$61,862	$61,554
Increase due to minimums and lease amendment fees	7,997	7,938
Recognition of previously deferred revenue	(17,573)	(7,406)
Balance at end of period (current and non-current)	$52,286	$62,086

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of June 30, 2022 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.5	$20,754
5 - 10 years	4.1	7,500
10+ years	13.1	26,610
Total	7.9	$54,864

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $7.5 million and $7.8 million during the three months ended June 30, 2022 and 2021, respectively and $15.0 million and $15.6 million during the six months ended June 30, 2022 and 2021, respectively, as a result of accumulated preferred unit distributions earned during the period.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the six months ended June 30, 2022 and 2021, respectively:

		Cash Distributions				Paid-in-kind Distributions
		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)	Total Distribution (In units)
2022
February 2022	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500	—
May 2022	January 1 - March 31, 2022	0.75	9,570	30.00	7,500	—

2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806	3,806
May 2021	January 1 - March 31, 2021	0.45	5,672	15.00	3,864	3,864

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
The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022 includes the assumed conversion of the preferred units. The calculation of diluted net income per common unit for the six months ended June 30, 2021 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive.
The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and six months ended June 30, 2022 includes the net settlement of warrants to purchase 0.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 whereas the calculation of diluted net income per common unit for the three and six months ended June 30, 2021 does not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables reconcile the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2022	2021	2022	2021
Allocation of net income
Net income	$66,820	$15,382	$130,719	$23,763
Less: income attributable to preferred unitholders	(7,500)	(7,842)	(15,000)	(15,569)
Net income attributable to common unitholders and the general partner	$59,320	$7,540	$115,719	$8,194
Less: net income attributable to the general partner	(1,186)	(151)	(2,314)	(164)
Net income attributable to common unitholders	$58,134	$7,389	$113,405	$8,030

Basic net income per common unit
Weighted average common units—basic	12,506	12,351	12,461	12,322
Basic net income per common unit	$4.65	$0.60	$9.10	$0.65

Diluted net income per common unit
Weighted average common units—basic	12,506	12,351	12,461	12,322
Plus: dilutive effect of preferred units	6,292	14,351	6,292	—
Plus: dilutive effect of warrants	937	—	734	—
Plus: dilutive effect of unvested unit-based awards	178	119	209	117
Weighted average common units—diluted	19,913	26,821	19,696	12,439

Net income	$66,820	$15,382	$130,719	$23,763
Less: income attributable to preferred unitholders	—	—	—	(15,569)
Diluted net income attributable to common unitholders and the general partner	$66,820	$15,382	$130,719	$8,194
Less: diluted net income attributable to the general partner	(1,336)	(308)	(2,614)	(164)
Diluted net income attributable to common unitholders	$65,484	$15,074	$128,105	$8,030

Diluted net income per common unit	$3.29	$0.56	$6.50	$0.65

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended June 30, 2022
Revenues	$84,945	$14,643	$—	$99,588
Gain on asset sales and disposals	345	—	—	345
Operating and maintenance expenses	9,992	23	—	10,015
Depreciation, depletion and amortization	5,847	—	—	5,847
General and administrative expenses	—	—	5,052	5,052
Asset impairments	43	—	—	43
Other expenses, net	—	—	12,156	12,156
Net income (loss)	69,408	14,620	(17,208)	66,820

For the Three Months Ended June 30, 2021
Revenues	$35,793	$2,601	$—	$38,394
Gain on asset sales and disposals	116	—	—	116
Operating and maintenance expenses	5,135	35	—	5,170
Depreciation, depletion and amortization	4,871	—	—	4,871
General and administrative expenses	—	—	3,388	3,388
Asset impairment	16	—	—	16
Other expenses, net	1	—	9,682	9,683
Net income (loss)	25,886	2,566	(13,070)	15,382

For the Six Months Ended June 30, 2022
Revenues	$159,824	$29,480	$—	$189,304
Gain on asset sales and disposals	345	—	—	345
Operating and maintenance expenses	18,017	74	—	18,091
Depreciation, depletion and amortization	9,715	—	—	9,715
General and administrative expenses	—	—	9,519	9,519
Asset impairments	62	—	—	62
Other expenses, net	—	—	21,543	21,543
Net income (loss)	132,375	29,406	(31,062)	130,719

For the Six Months Ended June 30, 2021
Revenues	$70,912	$4,574	$—	$75,486
Gain on asset sales and disposals	175	—	—	175
Operating and maintenance expenses	10,667	55	—	10,722
Depreciation, depletion and amortization	9,963	—	—	9,963
General and administrative expenses	—	—	7,498	7,498
Asset impairments	4,059	—	—	4,059
Other expenses, net	24	—	19,632	19,656
Net income (loss)	46,374	4,519	(27,130)	23,763

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment
The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$280,156	$261,299	$276,004	$262,514
Income allocation to NRP’s equity interests	15,804	3,855	31,869	7,071
Amortization of basis difference	(1,161)	(1,254)	(2,389)	(2,497)
Other comprehensive income (loss)	(4,013)	2,533	(1,468)	3,265
Distribution	(10,486)	—	(23,716)	(3,920)
Balance at end of period	$280,300	$266,433	$280,300	$266,433
The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net sales	$189,068	$120,690	$352,505	$248,481
Gross profit	40,279	14,087	80,044	26,787
Net income	32,253	7,867	65,039	14,430

7.    Mineral Rights, Net
The Partnership’s mineral rights consist of the following:

	June 30, 2022			December 31, 2021
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$670,613	$(262,160)	$408,453	$670,650	$(253,503)	$417,147
Aggregates properties	8,717	(3,201)	5,516	8,747	(2,975)	5,772
Oil and gas royalty properties	12,354	(9,357)	2,997	12,354	(9,115)	3,239
Other	13,151	(1,612)	11,539	13,151	(1,612)	11,539
Total mineral rights, net	$704,835	$(276,330)	$428,505	$704,902	$(267,205)	$437,697
Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $5.4 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively, and $9.1 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively.

During the three months ended June 30, 2022 and 2021 and during the six months ended June 30, 2022 the Partnership did not have any material asset impairments. During the six months ended June 30, 2021, the Partnership recorded $4.1 million of expense primarily due to a lease termination that resulted in the full impairment of a coal property. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of June 30, 2022 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than current estimates, an additional impairment charge may be recognized in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net
The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2022	2021
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$181,890	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$2,366	$4,730
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	12,008	12,008
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	25,368	38,053
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	8,023	12,035
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	57,104	57,104
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	14,554	14,554
Total Opco Senior Notes	$119,423	$138,484
Total debt at face value	$301,313	$438,484
Net unamortized debt issuance costs	(2,947)	(4,939)
Total debt, net	$298,366	$433,545
Less: current portion of long-term debt	(39,070)	(39,102)
Total long-term debt, net	$259,296	$394,443

NRP LP Debt
2025 Senior Notes
The 2025 Senior Notes were issued under an Indenture dated as of April 29, 2019 (the "2025 Indenture"), bear interest at 9.125% per year and mature on June 30, 2025. Interest is payable semi-annually on June 30 and December 30. NRP and NRP Finance have the option to redeem the 2025 Senior Notes, in whole or in part, at any time on or after October 30, 2021, at the redemption prices (expressed as percentages of principal amount) of 104.563% for the 12-month period beginning October 30, 2021, 102.281% for the 12-month period beginning October 30, 2022, and thereafter at 100.000%, together, in each case, with any accrued and unpaid interest to the date of redemption. In the event of a change of control, as defined in the 2025 Indenture, the holders of the 2025 Senior Notes may require us to purchase their 2025 Senior Notes at a purchase price equal to 101% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any. The 2025 Senior Notes were issued at par. During the second quarter of 2022, NRP and NRP Finance retired $118.1 million of its 2025 Senior Notes. These notes were purchased on the open market at a weighted average price of 102.275%, a discount to the current redemption price of 104.563%. The $2.7 million call premium and fees and the write off of $1.3 million of debt issuance costs are included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The 2025 Senior Notes are the senior unsecured obligations of NRP and NRP Finance. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and NRP Finance and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP and NRP Finance to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. "Opco" refers to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of June 30, 2022 and December 31, 2021, NRP and NRP Finance were in compliance with the terms of the Indenture relating to their 2025 Senior Notes.
Opco Debt
All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of June 30, 2022 and December 31, 2021, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.
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
During the six months ended June 30, 2022 and 2021, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at both June 30, 2022 and December 31, 2021.
The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $336.8 million and $345.0 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively.
Opco Senior Notes
Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2022 and December 31, 2021, the Opco Senior Notes had cumulative principal balances of $119.4 million and $138.5 million, respectively. Opco made mandatory principal payments of $19.1 million during the six months ended June 30, 2022 and 2021.
The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through June 30, 2022.

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
The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		June 30, 2022		December 31, 2021
(In thousands)	Fair Value Hierarchy Level	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt:
NRP 2025 Senior Notes	1	$179,934	$186,437	$296,236	$300,000
Opco Senior Notes (1)	3	118,432	122,408	137,309	138,484
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable, net (current and long-term) (2)	3	$32,514	$25,444	$33,612	$26,010

(1)The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 103% and 100% of par value at June 30, 2022 and December 31, 2021, respectively.
(2)The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at June 30, 2022 and December 31, 2021.
NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of June 30, 2022 and December 31, 2021.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Operating and maintenance expenses	$1,698	$1,645	$3,357	$3,252
General and administrative expenses	1,225	1,115	2,465	2,301
The Partnership had accounts payable on its Consolidated Balance Sheets of $0.4 million to QMC at both June 30, 2022 and December 31, 2021 and $0.9 million to WPPLP at June 30, 2022 and December 31, 2021.
During the three months ended June 30, 2022 and 2021, the Partnership recognized $2.7 million and $1.0 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $4.3 million and $1.2 million during the six months ended June 30, 2022 and 2021.
Corbin J. Robertson, Jr. owns 85% of the general partner of Great Northern Properties Limited Partnership ("GNP"), a privately held company primarily engaged in owning and managing mineral properties and surface leases. As of June 30, 2022 and December 31, 2021 the Partnership had $0.0 million and $0.1 million, respectively, of accounts receivable from GNP included in accounts receivable, net on its Consolidated Balance Sheets related to amounts collected for surface leases that belong to NRP.
11.    Major Customers
Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy Resources LLC ("Foresight") (1) (2)	$16,497	17%	$8,562	22%	$27,747	15%	$17,134	23%
Alpha Metallurgical Resources, Inc. (1)	32,895	33%	8,851	23%	60,638	32%	16,894	22%

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

13.    Unit-Based Compensation
The Partnership's unit-based awards granted in 2022 and 2021 were valued using the closing price of NRP's common units as of the grant date. The grant date fair value of these awards granted during the six months ended June 30, 2022 and 2021 were $7.9 million and $3.8 million, respectively. Total unit-based compensation expense associated with these awards was $1.3 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $2.8 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of June 30, 2022 is $8.8 million, which is to be recognized over a weighted average period of 2.2 years. The unamortized cost associated with unvested outstanding awards as of December 31, 2021 was $3.3 million.
A summary of the unit activity in the outstanding grants during 2022 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2022	411	$23.00
Granted	208	$38.29
Fully vested and issued	(233)	$26.74
Outstanding at June 30, 2022	386	$28.96

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

As of June 30, 2022 and December 31, 2021, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	June 30, 2022			December 31, 2021
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$43,219	$(3,994)	$39,225	$28,869	$(3,312)	$25,557
Long-term contract receivable	31,265	(1,083)	30,182	32,497	(1,126)	31,371
Total	$74,484	$(5,077)	$69,407	$61,366	$(4,438)	$56,928

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

NRP recorded $(0.4) million and $(1.1) million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $(0.7) million during the six months ended June 30, 2022 and 2021, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

16.    Subsequent Events
The following represents material events that have occurred subsequent to June 30, 2022 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:
Common Unit and Preferred Unit Distributions
In August 2022, the Board of Directors declared a distribution of $0.75 per common unit with respect to the second quarter of 2022. The Board of Directors also declared a distribution on NRP's preferred units with respect to the second quarter of 2022 totaling $7.5 million in cash.
Repurchases of 2025 Senior Notes
In July 2022, NRP and NRP Finance retired an additional $38.8 million of its 2025 Senior Notes, leaving $143.1 million of these Notes outstanding as of the date of this report. Our third quarter 2022 Consolidated Statements of Comprehensive Income will include a $1.8 million of loss on extinguishment of debt associated with these repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of operations for the three and six month periods ended June 30, 2022 and 2021 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2021.
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
Our financial results by segment for the six months ended June 30, 2022 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$160,169	$29,480	$—	$189,649
Net income (loss)	$132,375	$29,406	$(31,062)	$130,719
Adjusted EBITDA (1)	$142,152	$23,642	$(9,519)	$156,275

Cash flow provided by (used in) continuing operations
Operating activities	$118,527	$23,625	$(26,698)	$115,454
Investing activities	$909	$—	$—	$909
Financing activities	$(614)	$—	$(191,913)	$(192,527)
Distributable cash flow (1)	$119,436	$23,625	$(26,698)	$116,363
Free cash flow (1)	$119,090	$23,625	$(26,698)	$116,017

(1)See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary
Business Outlook and Quarterly Distributions

We generated $116.0 million of free cash flow during the six months ended June 30, 2022 and ended the quarter with $159.4 million of liquidity consisting of $59.4 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility. During the second quarter we permanently retired $118.1 million of debt, dropping our leverage ratio to 1.2x as of June 30, 2022. These debt repurchases will save approximately $10.8 million annually in interest costs. These notes were purchased on the open market at a weighted average price of 102.275%, a discount to the current redemption price of 104.563%. In July, we were able to retire an additional $38.8 million of our 2025 Senior Notes, which will save an additional $3.5 million annually in interest costs. The current outstanding amount of 9.125% Senior Notes due 2025 is $143.1 million.

We declared a second quarter 2022 cash distribution of $0.75 per common unit of NRP and a $7.5 million cash distribution on the preferred units. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.
Mineral Rights Business Segment
Metallurgical coal prices have declined from their record highs during the first quarter of 2022, but remain supported by the ongoing tightness in the supply-demand balance for metallurgical coal. Metallurgical coal production continues to face ongoing labor shortages and global supply chain interruptions which limits the ability of operators to increase metallurgical coal production and should provide continued support for domestic and international prices in the near term despite slowing global economic growth and softening demand for steel. Our lessees sold 15.2 million tons of coal from our properties in the first six months of 2022, and we derived approximately 75% of our coal royalty revenues and approximately 45% of our coal royalty sales volumes from metallurgical coal during the same period.
Thermal coal demand and pricing remains strong due to the increased demand for electricity, high natural gas prices and constrained growth in thermal coal production. Boycotts on Russian coal caused by the war in Ukraine are amplifying the tightness in thermal coal markets caused by labor shortages, global supply chain interruptions, and environmental and political pressures limiting the ability of operators to increase thermal coal production to meet domestic and international demand. We continue to believe the near-term outlook for thermal coal prices is positive.
We continue to identify alternative revenue sources across our large portfolio of land and mineral assets, specifically within the transitional energy economy. mkWe own the rights to sequester carbon dioxide ("CO2") on approximately 3.5 million mineral acres of pore space in the southern United States. As announced previously, in the first quarter of 2022 we executed on our first CO2 sequestration transaction by granting Denbury the right to develop a world-class subsurface CO2 sequestration project on 75,000 acres of underground pore space we own in southwest Alabama with the potential to store over 300 million metric tons of CO2. While the timing and likelihood of additional cash flows being realized from further activities is uncertain, we believe our large ownership footprint throughout the United States will provide additional opportunities to create value in this regard and position us to benefit from the transitional energy economy with minimal capital investment.
Soda Ash
Soda Ash Business Segment
Revenues and other income in the first six months of 2022 were higher by $24.9 million compared to the prior year period as a result of increased sales prices as compared to the prior year period. Free cash flow in the first six of 2022 increased $19.8 million as compared to the prior year period due to Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021.
Strong demand growth for soda ash, driven by global secular trends including the investments in renewable energy, the electrification of the global auto fleet and urbanization, coupled with constrained soda ash supply due in part due to COVID-19 flash lockdowns in China and a partial closure of a Green River competitor due to a force majeure event allowed Sisecam Wyoming to deliver improved financial results in the first six months of 2022.

Results of Operations
Second Quarter of 2022 and 2021 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Three Months Ended June 30,		Increase	Percentage Change
Operating Segment (In thousands)	2022	2021
Mineral Rights	$85,290	$35,909	$49,381	138%
Soda Ash	14,643	2,601	12,042	463%
Total	$99,933	$38,510	$61,423	159%

The changes in revenues and other income is discussed for each of the operating segments below:

Mineral Rights
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2022	2021
Coal sales volumes (tons)
Appalachia
Northern	392	405	(13)	(3)%
Central	3,484	2,975	509	17%
Southern	312	316	(4)	(1)%
Total Appalachia	4,188	3,696	492	13%
Illinois Basin	3,403	2,640	763	29%
Northern Powder River Basin	699	185	514	278%
Gulf Coast	67	—	67	100%
Total coal sales volumes	8,357	6,521	1,836	28%

Coal royalty revenue per ton
Appalachia
Northern	$11.84	$4.45	$7.39	166%
Central	12.19	4.62	7.57	164%
Southern	17.67	7.63	10.04	132%
Illinois Basin	2.07	2.01	0.06	3%
Northern Powder River Basin	4.74	4.15	0.59	14%
Gulf Coast	0.57	—	0.57	100%
Combined average coal royalty revenue per ton	7.54	3.69	3.85	104%

Coal royalty revenues
Appalachia
Northern	$4,640	$1,804	$2,836	157%
Central	42,461	13,756	28,705	209%
Southern	5,513	2,410	3,103	129%
Total Appalachia	52,614	17,970	34,644	193%
Illinois Basin	7,061	5,300	1,761	33%
Northern Powder River Basin	3,314	768	2,546	332%
Gulf Coast	38	—	38	100%
Unadjusted coal royalty revenues	63,027	24,038	38,989	162%
Coal royalty adjustment for minimum leases	(82)	(5,740)	5,658	99%
Total coal royalty revenues	$62,945	$18,298	$44,647	244%

Other revenues
Production lease minimum revenues	$65	$3,556	$(3,491)	(98)%
Minimum lease straight-line revenues	4,674	4,869	(195)	(4)%
Property tax revenues	1,695	1,587	108	7%
Wheelage revenues	4,379	1,844	2,535	137%
Coal overriding royalty revenues	682	976	(294)	(30)%
Lease amendment revenues	811	772	39	5%
Aggregates royalty revenues	1,037	456	581	127%
Oil and gas royalty revenues	2,906	900	2,006	223%
Other revenues	139	353	(214)	(61)%
Total other revenues	$16,388	$15,313	$1,075	7%
Royalty and other mineral rights	$79,333	$33,611	$45,722	136%
Transportation and processing services revenues	5,612	2,182	3,430	157%
Gain on asset sales and disposals	345	116	229	197%
Total Mineral Rights segment revenues and other income	$85,290	$35,909	$49,381	138%

Coal Royalty Revenues
Approximately 75% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the three months ended June 30, 2022. Total coal royalty revenues increased $44.6 million as compared to the prior year quarter. The discussion by region is as follows:
•Appalachia: Coal royalty revenues increased $34.6 million primarily due to increased coal sales prices and volumes during the three months ended June 30, 2022 as compared to the prior year quarter.
•Illinois Basin: Coal royalty revenues increased $1.8 million primarily due to increased sales volumes and prices during the three months ended June 30, 2022 as compared to the prior year quarter. Revenues recognized from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.
•Northern Powder River Basin: Coal royalty revenues increased $2.5 million primarily due to increased sales volumes as our lessee mined on our property more during the second quarter of 2022 as compared to the prior year quarter in accordance with its mine plan in addition to increased sales prices as compared to the prior year quarter.
Total Other Revenues
Total other revenues increased $1.1 million during the three months ended June 30, 2022 as compared to the prior year quarter primarily due to $2.5 million increase in wheelage revenues and a $2.0 million increase in oil and gas royalty revenues, partially offset by a $3.5 million decrease in production lease minimum revenues. The increase in wheelage revenues is result of higher production from the properties that pay us a wheelage fee and the increase in oil and gas royalty revenues is primarily related to new wells and increased gas prices as compared to the prior year period. The decrease in production lease minimum revenues was primarily as a result of breakage revenue recognized in the second quarter of 2021.
Transportation and Processing Services Revenues
Transportation and processing services revenues increased $3.4 million during the three months ended June 30, 2022 as compared to the prior year period primarily due to the lease amendment with Foresight whereas transportation and processing revenues were based on the recognition of a fixed amount in 2021. Revenues from Foresight in 2022 represent traditional royalty and minimum payments and were greater than the fixed revenue from 2021.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $12.0 million compared to the prior year quarter as a result of increased international sales prices as compared to the prior year period.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2022	2021
Operating expenses
Operating and maintenance expenses	$10,015	$5,170	$4,845	94%
Depreciation, depletion and amortization	5,847	4,871	976	20%
General and administrative expenses	5,052	3,388	1,664	49%
Asset impairments	43	16	27	169%
Total operating expenses	$20,957	$13,445	$7,512	56%

Other expenses, net
Interest expense, net	$8,108	$9,683	$(1,575)	(16)%
Loss on extinguishment of debt	4,048	—	4,048	100%
Total other expenses, net	$12,156	$9,683	$2,473	26%
Total operating expenses increased $7.5 million primarily due to a $4.8 million increase in operating and maintenance expenses primarily as a result of higher costs related to an overriding royalty agreement with Western Pocahontas Properties Limited Partnership ("WPPLP"). The coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property. Total operating expenses also increased as a result of a $1.7 million increase in general and administrative expenses primarily due to increased long-term incentive expense and consulting expense.
Total other expenses, net increased $2.5 million primarily due to a $4.0 million loss on extinguishment of debt related to the premiums and fees incurred and write-off of debt issuance costs associated with the retirement of the 2025 Senior Notes during the three months ended June 30, 2022. This increase was partially offset by a $1.6 million decrease in interest expense, net as a result of less debt outstanding.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2022
Net income (loss)	$69,408	$14,620	$(17,208)	$66,820
Less: equity earnings from unconsolidated investment	—	(14,643)	—	(14,643)
Add: total distributions from unconsolidated investment	—	10,486	—	10,486
Add: interest expense, net	—	—	8,108	8,108
Add: loss on extinguishment of debt	—	—	4,048	4,048
Add: depreciation, depletion and amortization	5,847	—	—	5,847
Add: asset impairments	43	—	—	43
Adjusted EBITDA	$75,298	$10,463	$(5,052)	$80,709

June 30, 2021
Net loss	$25,886	$2,566	$(13,070)	$15,382
Less: equity earnings from unconsolidated investment	—	(2,601)	—	(2,601)
Add: interest expense, net	1	—	9,682	9,683
Add: depreciation, depletion and amortization	4,871	—	—	4,871
Add: asset impairments	16	—	—	16
Adjusted EBITDA	$30,774	$(35)	$(3,388)	$27,351

Adjusted EBITDA increased $53.4 million primarily due to a $44.5 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income as discussed above, in addition to a $10.5 million increase in Adjusted EBITDA within our Soda Ash segment due to Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2022
Cash flow provided by (used in) continuing operations
Operating activities	$70,351	$10,430	$(17,658)	$63,123
Investing activities	909	—	—	909
Financing activities	—	—	(140,266)	(140,266)

June 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$32,028	$(35)	$(18,609)	$13,384
Investing activities	657	—	—	657
Financing activities	(1,000)	—	(11,900)	(12,900)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2022
Net cash provided by (used in) operating activities of continuing operations	$70,351	$10,430	$(17,658)	$63,123
Add: proceeds from asset sales and disposals	346	—	—	346
Add: return of long-term contract receivable	563	—	—	563
Distributable cash flow	$71,260	$10,430	$(17,658)	$64,032
Less: proceeds from asset sales and disposals	(346)	—	—	(346)
Free cash flow	$70,914	$10,430	$(17,658)	$63,686

June 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$32,028	$(35)	$(18,609)	$13,384
Add: proceeds from asset sales and disposals	116	—	—	116
Add: return of long-term contract receivable	541	—	—	541
Distributable cash flow	$32,685	$(35)	$(18,609)	$14,041
Less: proceeds from asset sales and disposals	(116)	—	—	(116)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$31,569	$(35)	$(18,609)	$12,925

DCF and FCF increased $50.0 million and $50.8 million, respectively, primarily due to the following:

•Mineral Rights Segment
◦DCF and FCF increased $38.6 million and $39.3 million, respectively, primarily due to the segment's increase in revenues and other income as discussed above.
•Soda Ash Segment
◦DCF and FCF increased $10.5 million as a result of Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021.

Results of Operations
First Six Months of 2022 and 2021 Compared
Revenues and Other Income
The following table includes our revenues and other income by operating segment:

	For the Six Months Ended June 30,		Increase	Percentage Change
Operating Segment (In thousands)	2022	2021
Mineral Rights	$160,169	$71,087	$89,082	125%
Soda Ash	29,480	4,574	24,906	545%
Total	$189,649	$75,661	$113,988	151%

The changes in revenues and other income is discussed for each of the operating segments below:

Mineral Rights
The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands, except per ton data)	2022	2021
Coal sales volumes (tons)
Appalachia
Northern	820	525	295	56%
Central	6,735	5,625	1,110	20%
Southern	673	416	257	62%
Total Appalachia	8,228	6,566	1,662	25%
Illinois Basin	4,905	5,298	(393)	(7)%
Northern Powder River Basin	1,937	1,244	693	56%
Gulf Coast	136	—	136	100%
Total coal sales volumes	15,206	13,108	2,098	16%

Coal royalty revenue per ton
Appalachia
Northern	$10.95	$4.27	$6.68	156%
Central	11.80	4.44	7.36	166%
Southern	17.61	7.06	10.55	149%
Illinois Basin	2.11	2.04	0.07	3%
Northern Powder River Basin	4.10	3.49	0.61	17%
Gulf Coast	0.56	—	0.56	100%
Combined average coal royalty revenue per ton	7.80	3.45	4.35	126%

Coal royalty revenues
Appalachia
Northern	$8,981	$2,241	$6,740	301%
Central	79,441	24,951	54,490	218%
Southern	11,853	2,938	8,915	303%
Total Appalachia	100,275	30,130	70,145	233%
Illinois Basin	10,364	10,783	(419)	(4)%
Northern Powder River Basin	7,946	4,341	3,605	83%
Gulf Coast	76	—	76	100%
Unadjusted coal royalty revenues	118,661	45,254	73,407	162%
Coal royalty adjustment for minimum leases	(267)	(11,591)	11,324	98%
Total coal royalty revenues	$118,394	$33,663	$84,731	252%

Other revenues
Production lease minimum revenues	$1,657	$7,006	$(5,349)	(76)%
Minimum lease straight-line revenues	9,457	10,965	(1,508)	(14)%
Wheelage revenues	8,096	3,625	4,471	123%
Property tax revenues	3,167	3,056	111	4%
Coal overriding royalty revenues	940	2,835	(1,895)	(67)%
Lease amendment revenues	1,691	1,640	51	3%
Aggregates royalty revenues	1,807	910	897	99%
Oil and gas royalty revenues	4,720	2,266	2,454	108%
Other revenues	487	572	(85)	(15)%
Total other revenues	$32,022	$32,875	$(853)	(3)%
Royalty and other mineral rights	$150,416	$66,538	$83,878	126%
Transportation and processing services revenues	9,408	4,374	5,034	115%
Gain on asset sales and disposals	345	175	170	97%
Total Mineral Rights segment revenues and other income	$160,169	$71,087	$89,082	125%

Coal Royalty Revenues
Total coal royalty revenues increased $84.7 million during the six months ended June 30, 2022 as compared to the prior year period. The discussion by region is as follows:
•Appalachia: Coal royalty revenues increased $70.1 million primarily due to increased coal sales prices and volumes during the six months ended June 30, 2022 as compared to the prior year period.
•Illinois Basin: Coal royalty revenues decreased $0.4 million primarily due to lower sales volumes, partially offset by increased sales prices during the six months ended June 30, 2022 as compared to the prior year period. Revenues recognized from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.
•Northern Powder River Basin: Coal royalty revenues increased $3.6 million primarily due to increased sales volumes as our lessee mined on our property more during the six months ended June 30, 2022 as compared to the prior year period in accordance with its mine plan in addition to increased sales prices as compared to the prior year period.
Other Revenues
Other revenues decreased $0.9 million during the six months ended June 30, 2022 as compared to the prior year period primarily due to a $5.3 million decrease in production lease minimum revenues, partially offset by a $4.5 million increase in wheelage revenues. The decrease in production lease minimum revenues was primarily as a result of breakage revenues recognized in the first six months of 2021. The increase in wheelage revenues is result of higher production in 2022 from the properties that pay us a wheelage fee as compared to the prior year period.
Transportation and Processing Services Revenues
Transportation and processing services revenues increased $5.0 million during the six months ended June 30, 2022 as compared to the prior year period primarily due to the lease amendment with Foresight whereas transportation and processing revenues were based on the recognition of a fixed amount in 2021. Revenues from Foresight in 2022 represent traditional royalty and minimum payments and were greater than the fixed revenue from 2021.
Soda Ash
Revenues and other income related to our Soda Ash segment increased $24.9 million primarily as a result of increased international sales prices.

Operating and Other Expenses
The following table presents the significant categories of our consolidated operating and other expenses:

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
(In thousands)	2022	2021
Operating expenses
Operating and maintenance expenses	$18,091	$10,722	$7,369	69%
Depreciation, depletion and amortization	9,715	9,963	(248)	(2)%
General and administrative expenses	9,519	7,498	2,021	27%
Asset impairments	62	4,059	(3,997)	(98)%
Total operating expenses	$37,387	$32,242	$5,145	16%

Other expenses, net
Interest expense, net	$17,495	$19,656	$(2,161)	(11)%
Loss on extinguishment of debt	4,048	—	4,048	100%
Total other expenses, net	$21,543	$19,656	$1,887	10%

Total operating expenses increased $5.1 million primarily due to a $7.4 million increase in operating and maintenance expenses as a result of an increase in bad debt expense in addition to higher costs related to an overriding royalty agreement with WPPLP. The coal royalty expense NRP pays to WPPLP is fully offset by the coal royalty revenue NRP receives from this property. Total operating expenses also increased as a result of a $2.0 million increase in general and administrative expenses primarily due to increased long-term incentive expense and consulting expense. This increase was partially offset by the a $4.0 million decrease in asset impairments as compared to the prior year period. Asset impairments in 2021 primarily related to a lease termination that resulted in the full impairment of a coal property.
Total other expenses, net increased $1.9 million primarily due to a $4.0 million loss on extinguishment of debt related to the premiums and fees incurred and write-off of debt issuance costs associated with the retirement of the 2025 Senior Notes during the six months ended June 30, 2022. This increase was partially offset by a $2.2 million decrease in interest expense, net as a result of less debt outstanding.

Adjusted EBITDA (Non-GAAP Financial Measure)
The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2022
Net income (loss)	$132,375	$29,406	$(31,062)	$130,719
Less: equity earnings from unconsolidated investment	—	(29,480)	—	(29,480)
Add: total distributions from unconsolidated investment	—	23,716	—	23,716
Add: interest expense, net	—	—	17,495	17,495
Add: loss on extinguishment of debt	—	—	4,048	4,048
Add: depreciation, depletion and amortization	9,715	—	—	9,715
Add: asset impairments	62	—	—	62
Adjusted EBITDA	$142,152	$23,642	$(9,519)	$156,275

June 30, 2021
Net income (loss)	$46,374	$4,519	$(27,130)	$23,763
Less: equity earnings from unconsolidated investment	—	(4,574)	—	(4,574)
Add: total distributions from unconsolidated investment	—	3,920	—	3,920
Add: interest expense, net	24	—	19,632	19,656
Add: depreciation, depletion and amortization	9,963	—	—	9,963
Add: asset impairments	4,059	—	—	4,059
Adjusted EBITDA	$60,420	$3,865	$(7,498)	$56,787

Adjusted EBITDA increased $99.5 million primarily due to a $81.7 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income as discussed above, in addition to a $19.8 million increase in Adjusted EBITDA within our Soda Ash segment as a result of higher cash distributions received from Sisecam Wyoming in the first six months of 2022 as compared to the prior year period.
Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)
The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2022
Cash flow provided by (used in) continuing operations
Operating activities	$118,527	$23,625	$(26,698)	$115,454
Investing activities	909	—	—	909
Financing activities	(614)	—	(191,913)	(192,527)

June 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$57,990	$3,853	$(25,259)	$36,584
Investing activities	1,257	—	—	1,257
Financing activities	(1,132)	—	(38,591)	(39,723)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2022
Net cash provided by (used in) operating activities of continuing operations	$118,527	$23,625	$(26,698)	$115,454
Add: proceeds from asset sales and disposals	346	—	—	346
Add: return of long-term contract receivable	563	—	—	563
Distributable cash flow	$119,436	$23,625	$(26,698)	$116,363
Less: proceeds from asset sales and disposals	(346)	—	—	(346)
Free cash flow	$119,090	$23,625	$(26,698)	$116,017

June 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$57,990	$3,853	$(25,259)	$36,584
Add: proceeds from asset sales and disposals	175	—	—	175
Add: return of long-term contract receivable	1,082	—	—	1,082
Distributable cash flow	$59,247	$3,853	$(25,259)	$37,841
Less: proceeds from asset sales and disposals	(175)	—	—	(175)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$58,072	$3,853	$(25,259)	$36,666

DCF and FCF increased $78.5 million and $79.4 million, respectively, primarily due to the following:
•Mineral Rights Segment
◦DCF and FCF increased $60.2 million and $61.0 million, respectively, primarily due to the segment's increase in revenues and other income as discussed above.
•Soda Ash Segment
◦DCF and FCF increased $19.8 million as a result of higher cash distributions received from Sisecam Wyoming in the first six months of 2022 as compared to the prior year period.
Liquidity and Capital Resources
Current Liquidity
As of June 30, 2022, we had total liquidity of $159.4 million, consisting of $59.4 million of cash and cash equivalents and $100.0 million of borrowing capacity under our Opco Credit Facility. We have significant debt service obligations, including approximately $20 million of principal repayments on Opco’s senior notes throughout the remainder of 2022. As discussed previously, through the date of this report, we have permanently retired $156.9 million in debt, leaving our outstanding balance of 9.125% Notes due 2025 at $143.1 million. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business through the current market environment.

Cash Flows
Cash flows provided by operating activities increased $78.9 million, from $36.6 million in the six months ended June 30, 2021 to $115.5 million in the six months ended June 30, 2022, primarily related to increased revenues and other income within our Mineral Rights segment and $19.8 million of a higher cash distributions received from Sisecam Wyoming in the first six months of 2022 as compared to the prior year period.
Cash flows used in financing activities increased $152.8 million from $39.7 million used in the six months ended June 30, 2021 to $192.5 million used in the six months ended June 30, 2022, primarily due to the $118.1 million cash used to retire a portion of our 2025 Senior Notes in the second quarter of 2022 in addition to $19.6 million cash used to redeem the preferred units paid-in-kind during the first quarter of 2022, $7.3 million of increased cash used for preferred unit distributions as a result of paying all of our preferred unit distributions in cash in 2022 as compared to half in kind during the six months ended June 30, 2021 and $3.9 million of increased cash used for distributions to common unitholders and the general partner as a result of increasing our common unit distribution to $0.75/unit in the second quarter of 2022.
Capital Resources and Obligations
Debt, Net
We had the following debt outstanding as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Current portion of long-term debt, net	$39,070	$39,102
Long-term debt, net	259,296	394,443
Total debt, net	$298,366	$433,545
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to include this disclosure in our Form 10-Q for the quarterly period ended June 30, 2022.

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
Changes in the Partnership’s Internal Control Over Financial Reporting
There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2022 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 4, 2022	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)