Form 10-Q
period 2022-09-30
NATURAL RESOURCE PARTNERS LP
filed 2022-11-03
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except unit data)	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60,937	$135,520
Accounts receivable, net	34,726	24,538
Other current assets, net	1,228	2,723
Total current assets	$96,891	$162,781
Land	24,008	24,008
Mineral rights, net	421,351	437,697
Intangible assets, net	15,168	16,130
Equity in unconsolidated investment	284,806	276,004
Long-term contract receivable, net	29,570	31,371
Other long-term assets, net	7,216	5,832
Total assets	$879,010	$953,823
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$2,179	$1,956
Accrued liabilities	5,913	10,297
Accrued interest	4,227	1,213
Current portion of deferred revenue	8,886	11,817
Current portion of long-term debt, net	89,989	39,102
Total current liabilities	$111,194	$64,385
Deferred revenue	35,882	50,045
Long-term debt, net	148,734	394,443
Other non-current liabilities	5,231	5,018
Total liabilities	$301,041	$513,891
Commitments and contingencies (see Note 12)
Class A Convertible Preferred Units (250,000 and 269,321 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at September 30, 2022 and December 31, 2021)	$164,587	$183,908
Partners’ capital
Common unitholders’ interest (12,505,996 and 12,351,306 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	$358,332	$203,062
General partner’s interest	5,054	1,787
Warrant holders’ interest	47,964	47,964
Accumulated other comprehensive income	2,032	3,211
Total partners’ capital	$413,382	$256,024
Total liabilities and partners' capital	$879,010	$953,823

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2022	2021	2022	2021
Revenues and other income
Royalty and other mineral rights	$81,379	$47,884	$231,795	$114,422
Transportation and processing services	5,969	2,171	15,377	6,545
Equity in earnings of Sisecam Wyoming	14,556	6,672	44,036	11,246
Gain on asset sales and disposals	354	68	699	243
Total revenues and other income	$102,258	$56,795	$291,907	$132,456

Operating expenses
Operating and maintenance expenses	$7,898	$8,354	$25,989	$19,076
Depreciation, depletion and amortization	6,850	5,182	16,565	15,145
General and administrative expenses	4,518	4,052	14,037	11,550
Asset impairments	812	57	874	4,116
Total operating expenses	$20,078	$17,645	$57,465	$49,887

Income from operations	$82,180	$39,150	$234,442	$82,569

Other expenses, net
Interest expense, net	$(5,141)	$(9,652)	$(22,636)	$(29,308)
Loss on extinguishment of debt	(2,484)	—	(6,532)	—
Total other expenses, net	$(7,625)	$(9,652)	$(29,168)	$(29,308)

Net income	$74,555	$29,498	$205,274	$53,261
Less: income attributable to preferred unitholders	(7,500)	(7,961)	(22,500)	(23,530)
Net income attributable to common unitholders and the general partner	$67,055	$21,537	$182,774	$29,731

Net income attributable to common unitholders	$65,714	$21,106	$179,119	$29,136
Net income attributable to the general partner	1,341	431	3,655	595

Net income per common unit (see Note 4)
Basic	$5.25	$1.71	$14.36	$2.36
Diluted	3.71	1.10	10.24	1.98

Net income	$74,555	$29,498	$205,274	$53,261
Comprehensive income (loss) from unconsolidated investment and other	289	4,204	(1,179)	7,469
Comprehensive income	$74,844	$33,702	$204,095	$60,730

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income	Capital
Balance at December 31, 2021	12,351	$203,062	$1,787	$47,964	$3,211	$256,024
Net income (1)	—	62,621	1,278	—	—	63,899
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)
Distributions to preferred unitholders	—	(7,603)	(155)	—	—	(7,758)
Issuance of unit-based awards	155	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,754)	—	—	—	(1,754)
Capital contribution	—	—	112	—	—	112
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,545	2,545
Balance at March 31, 2022	12,506	$250,767	$2,909	$47,964	$5,756	$307,396
Net income (1)	—	65,484	1,336	—	—	66,820
Distributions to common unitholders and the general partner	—	(9,379)	(191)	—	—	(9,570)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)
Unit-based awards amortization and vesting	—	1,231	—	—	—	1,231
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(4,013)	(4,013)
Balance at June 30, 2022	12,506	$300,753	$3,904	$47,964	$1,743	$354,364
Net income (1)	—	73,064	1,491	—	—	74,555
Distributions to common unitholders and the general partner	—	(9,380)	(191)	—	—	(9,571)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)
Unit-based awards amortization and vesting	—	1,245	—	—	—	1,245
Comprehensive income from unconsolidated investment and other	—	—	—	—	289	289
Balance at September 30, 2022	12,506	$358,332	$5,054	$47,964	$2,032	$413,382

(1)

Net income includes $7.5 million of income attributable to preferred unitholders that accumulated during the period, of which $7.4 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income	Capital
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524
Net income (1)	—	8,213	168	—	—	8,381
Distributions to common unitholders and the general partner	—	(5,517)	(113)	—	—	(5,630)
Distributions to preferred unitholders	—	(7,461)	(152)	—	—	(7,613)
Issuance of unit-based awards	90	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	215	—	—	—	215
Capital contribution	—	—	32	—	—	32
Comprehensive income from unconsolidated investment and other	—	—	—	—	732	732
Balance at March 31, 2021	12,351	$132,377	$394	$66,816	$1,054	$200,641
Net income (2)	—	15,074	308	—	—	15,382
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)
Distributions to preferred unitholders	—	(7,571)	(155)	—	—	(7,726)
Unit-based awards amortization and vesting	—	515	—	—	—	515
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,533	2,533
Balance at June 30, 2021	12,351	$134,836	$434	$66,816	$3,587	$205,673
Net income (3)	—	28,909	589	—	—	29,498
Distributions to common unitholders and the general partner	—	(5,558)	(113)	—	—	(5,671)
Distributions to preferred unitholders	—	(7,687)	(156)	—	—	(7,843)
Unit-based awards amortization and vesting	—	959	—	—	—	959
Comprehensive income from unconsolidated investment and other	—	—	—	—	4,204	4,204
Balance at September 30, 2021	12,351	$151,459	$754	$66,816	$7,791	$226,820

(1)

Net income includes $7.7 million of income attributable to preferred unitholders that accumulated during the period, of which $7.6 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

(2)

Net income includes $7.8 million of income attributable to preferred unitholders that accumulated during the period, of which $7.7 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

(3)	Net income includes $8.0 million of income attributable to preferred unitholders that accumulated during the period, of which $7.8 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$205,274	$53,261
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation, depletion and amortization	16,565	15,145
Distributions from unconsolidated investment	34,055	3,920
Equity earnings from unconsolidated investment	(44,036)	(11,246)
Gain on asset sales and disposals	(699)	(243)
Loss on extinguishment of debt	6,532	—
Asset impairments	874	4,116
Bad debt expense	641	1,715
Unit-based compensation expense	4,216	2,837
Amortization of debt issuance costs and other	1,887	1,899
Change in operating assets and liabilities:
Accounts receivable	(10,118)	(12,332)
Accounts payable	223	89
Accrued liabilities	(4,831)	(839)
Accrued interest	3,014	6,971
Deferred revenue	(17,094)	(2,121)
Other items, net	1,447	3,471
Net cash provided by operating activities	$197,950	$66,643

Cash flows from investing activities
Proceeds from asset sales and disposals	$699	$249
Return of long-term contract receivable	1,138	1,622
Capital expenditures	(59)	—
Net cash provided by investing activities	$1,778	$1,871

Cash flows from financing activities
Debt repayments	$(197,665)	$(19,061)
Distributions to common unitholders and the general partner	(24,813)	(16,973)
Distributions to preferred unitholders	(22,500)	(11,591)
Acquisition of non-controlling interest in BRP	—	(1,000)
Redemption of preferred units paid-in-kind	(19,579)	—
Other items, net	(9,754)	(690)
Net cash used in financing activities	$(274,311)	$(49,315)

Net increase (decrease) in cash and cash equivalents	$(74,583)	$19,199
Cash and cash equivalents at beginning of period	135,520	99,790
Cash and cash equivalents at end of period	$60,937	$118,989

Supplemental cash flow information:
Cash paid for interest	$18,501	$20,829
Non-cash investing and financing activities:
Preferred unit distributions paid-in-kind	—	11,591

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

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Coal royalty revenues	$52,381	$32,432	$170,775	$66,095
Production lease minimum revenues	1,885	3,235	3,542	10,241
Minimum lease straight-line revenues	4,778	4,808	14,235	15,773
Carbon neutral initiative revenues (1)	8,600	—	8,600	—
Property tax revenues	1,360	1,466	4,527	4,522
Wheelage revenues	2,977	1,964	11,073	5,589
Coal overriding royalty revenues	1,367	757	2,307	3,592
Lease amendment revenues	759	1,519	2,450	3,159
Aggregates royalty revenues	884	429	2,691	1,339
Oil and gas royalty revenues	6,170	1,154	10,890	3,420
Other revenues	218	120	705	692
Royalty and other mineral rights revenues	$81,379	$47,884	$231,795	$114,422
Transportation and processing services revenues (2)	5,969	2,171	15,377	6,545
Total Mineral Rights segment revenues	$87,348	$50,055	$247,172	$120,967

(1)	Included within carbon neutral initiative revenues are payments that are recognized at a point in time upon satisfaction of NRP's performance obligation.
(2)

Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $4.9 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $12.9 million and $3.7 million for the nine months ended September 30, 2022 and 2021, respectively. The remaining transportation and processing services revenues of $1.1 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 14. Financing Transaction for more information.

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2022	2021
Receivables
Accounts receivable, net	$30,991	$22,277
Other current assets, net (1)	874	769
Other long-term assets, net (2)	75	250

Contract liabilities
Current portion of deferred revenue	$8,886	$11,817
Deferred revenue	35,882	50,045

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.
(2)	Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Nine Months Ended
	September 30,
(In thousands)	2022	2021
Balance at beginning of period (current and non-current)	$61,862	$61,554
Increase due to minimums and lease amendment fees	11,309	6,411
Recognition of previously deferred revenue	(28,403)	(8,532)
Balance at end of period (current and non-current)	$44,768	$59,433

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of  September 30, 2022 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.4	$22,229
5 - 10 years	3.8	7,517
10+ years	12.8	27,221
Total	7.5	$56,967

(1)	Lease term does not include renewal periods.

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $7.5 million and $8.0 million during the three months ended September 30, 2022 and 2021, respectively, and $22.5 million and $23.5 million during the nine months ended  September 30, 2022 and 2021, respectively, as a result of accumulated preferred unit distributions earned during the period.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the nine months ended September 30, 2022 and 2021, respectively:

		Cash Distributions				Paid-in-kind Distributions
		Common Units		Preferred Units
			Total Distribution (1)		Total Distribution	Total Distribution
Month Paid	Period Covered by Distribution	Distribution per Unit	(In thousands)	Distribution per Unit	(In thousands)	(In units)
2022
February 2022	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500	—
May 2022	January 1 - March 31, 2022	0.75	9,570	30.00	7,500	—
August 2022	April 1 - June 30, 2022	0.75	9,571	30.00	7,500	—

2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806	3,806
May 2021	January 1 - March 31, 2021	0.45	5,672	15.00	3,864	3,864
August 2021	April 1 - June 30, 2021	0.45	5,671	15.00	3,921	3,921

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.

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

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2022 and 2021 includes the assumed conversion of the preferred units.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2022 includes the net settlement of warrants to purchase 0.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 whereas the calculation of diluted net income per common unit for the three and nine months ended  September 30, 2021 does not include the net settlement of warrants to purchase 1.75 million common units at a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

The following tables reconcile the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2022	2021	2022	2021
Allocation of net income
Net income	$74,555	$29,498	$205,274	$53,261
Less: income attributable to preferred unitholders	(7,500)	(7,961)	(22,500)	(23,530)
Net income attributable to common unitholders and the general partner	$67,055	$21,537	$182,774	$29,731
Less: net income attributable to the general partner	(1,341)	(431)	(3,655)	(595)
Net income attributable to common unitholders	$65,714	$21,106	$179,119	$29,136

Basic net income per common unit
Weighted average common units—basic	12,506	12,351	12,476	12,332
Basic net income per common unit	$5.25	$1.71	$14.36	$2.36

Diluted net income per common unit
Weighted average common units—basic	12,506	12,351	12,476	12,332
Plus: dilutive effect of preferred units	6,210	13,835	6,210	13,835
Plus: dilutive effect of warrants	807	—	759	—
Plus: dilutive effect of unvested unit-based awards	195	188	204	144
Weighted average common units—diluted	19,718	26,374	19,649	26,311

Net income	$74,555	$29,498	$205,274	$53,261
Less: income attributable to preferred unitholders	—	—	—	—
Diluted net income attributable to common unitholders and the general partner	$74,555	$29,498	$205,274	$53,261
Less: diluted net income attributable to the general partner	(1,491)	(589)	(4,105)	(1,065)
Diluted net income attributable to common unitholders	$73,064	$28,909	$201,169	$52,196

Diluted net income per common unit	$3.71	$1.10	$10.24	$1.98

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended September 30, 2022
Revenues	$87,348	$14,556	$—	$101,904
Gain on asset sales and disposals	354	—	—	354
Operating and maintenance expenses	7,867	31	—	7,898
Depreciation, depletion and amortization	6,850	—	—	6,850
General and administrative expenses	—	—	4,518	4,518
Asset impairments	812	—	—	812
Other expenses, net	—	—	7,625	7,625
Net income (loss)	72,173	14,525	(12,143)	74,555

For the Three Months Ended September 30, 2021
Revenues	$50,055	$6,672	$—	$56,727
Gain on asset sales and disposals	68	—	—	68
Operating and maintenance expenses	8,278	76	—	8,354
Depreciation, depletion and amortization	5,182	—	—	5,182
General and administrative expenses	—	—	4,052	4,052
Asset impairments	57	—	—	57
Other expenses, net	—	—	9,652	9,652
Net income (loss)	36,606	6,596	(13,704)	29,498

For the Nine Months Ended September 30, 2022
Revenues	$247,172	$44,036	$—	$291,208
Gain on asset sales and disposals	699	—	—	699
Operating and maintenance expenses	25,884	105	—	25,989
Depreciation, depletion and amortization	16,565	—	—	16,565
General and administrative expenses	—	—	14,037	14,037
Asset impairments	874	—	—	874
Other expenses, net	—	—	29,168	29,168
Net income (loss)	204,548	43,931	(43,205)	205,274

For the Nine Months Ended September 30, 2021
Revenues	$120,967	$11,246	$—	$132,213
Gain on asset sales and disposals	243	—	—	243
Operating and maintenance expenses	18,945	131	—	19,076
Depreciation, depletion and amortization	15,145	—	—	15,145
General and administrative expenses	—	—	11,550	11,550
Asset impairments	4,116	—	—	4,116
Other expenses, net	24	—	29,284	29,308
Net income (loss)	82,980	11,115	(40,834)	53,261

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Balance at beginning of period	$280,300	$266,433	$276,004	$262,514
Income allocation to NRP’s equity interests	15,732	7,989	47,601	15,060
Amortization of basis difference	(1,176)	(1,317)	(3,565)	(3,814)
Other comprehensive income (loss)	289	4,204	(1,179)	7,469
Distribution	(10,339)	—	(34,055)	(3,920)
Balance at end of period	$284,806	$277,309	$284,806	$277,309

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net sales	$190,450	$135,648	$542,955	$384,129
Gross profit	$39,679	23,530	119,723	50,317
Net income	$32,105	16,304	97,144	30,734

7.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	September 30, 2022			December 31, 2021
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$666,604	$(265,031)	$401,573	$670,650	$(253,503)	$417,147
Aggregates properties	8,674	(3,310)	5,364	8,747	(2,975)	5,772
Oil and gas royalty properties	12,354	(9,479)	2,875	12,354	(9,115)	3,239
Other	13,151	(1,612)	11,539	13,151	(1,612)	11,539
Total mineral rights, net	$700,783	$(279,432)	$421,351	$704,902	$(267,205)	$437,697

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $6.4 million and $4.6 million for the three months ended September 30, 2022 and 2021, respectively, and $15.5 million and $13.8 million for the nine months ended September 30, 2022 and 2021, respectively.

During the three and nine months ended September 30, 2022 the Partnership recorded $0.8 million and $0.9 million of asset impairments, respectively. During the three months ended September 30, 2021, the Partnership did not have any material asset impairments and during the nine months ended September 30, 2021, the Partnership recorded $4.1 million of expense primarily due to a lease termination that resulted in the full impairment of a coal property. The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. While the Partnership's impairment evaluation as of September 30, 2022 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than current estimates, an additional impairment charge may be recognized in future periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net

The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2022	2021
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025, issued at par ("2025 Senior Notes")	$121,396	$300,000
Opco debt:
Revolving credit facility	$—	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$2,366	$4,730
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	12,008	12,008
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	25,368	38,053
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	8,023	12,035
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	57,104	57,104
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	14,554	14,554
Total Opco Senior Notes	$119,423	$138,484
Total debt at face value	$240,819	$438,484
Net unamortized debt issuance costs	(2,096)	(4,939)
Total debt, net	$238,723	$433,545
Less: current portion of long-term debt	(89,989)	(39,102)
Total long-term debt, net	$148,734	$394,443

NRP LP Debt

2025 Senior Notes

In October 2022, NRP redeemed the outstanding $121.4 million 2025 Senior Notes at a redemption price of 102.281% of the principal amount plus accrued and unpaid interest, utilizing cash on hand and $70 million in borrowings under its recently extended credit facility. The $51.4 million of 2025 Senior Notes redeemed using cash on hand is classified as current portion of long-term debt, net on the Consolidated Balance Sheets at September 30, 2022. As of the date of this report, there are no 2025 Senior Notes outstanding. The following describes the terms of the 2025 Senior Notes prior to their redemption.

The 2025 Senior Notes were issued under an Indenture dated as of April 29, 2019 (the "2025 Indenture"), bear interest at 9.125% per year and mature on June 30, 2025. Interest is payable semi-annually on June 30 and December 30. NRP has the option to redeem the 2025 Senior Notes, in whole or in part, at any time on or after October 30, 2021, at the redemption prices (expressed as percentages of principal amount) of 104.563% for the 12-month period beginning October 30, 2021, 102.281% for the 12-month period beginning October 30, 2022, and thereafter at 100.000%, together, in each case, with any accrued and unpaid interest to the date of redemption. Furthermore, before October 30, 2021, NRP may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2025 Senior Notes with the net proceeds of certain public or private equity offerings at a redemption price of 109.125% of the principal amount of 2025 Senior Notes, plus any accrued and unpaid interest, if any, to the date of redemption, if at least 65% of the aggregate principal amount of the 2025 Senior Notes issued under the 2025 Indenture remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering. In the event of a change of control, as defined in the 2025 Indenture, the holders of the 2025 Senior Notes may require us to purchase their 2025 Senior Notes at a purchase price equal to 101% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any. The 2025 Senior Notes were issued at par. During the three and nine months ended September 30, 2022, NRP retired $60.5 million and $178.6 million, respectively of its 2025 Senior Notes. These notes were purchased on the open market at a weighted average price of 102.750% and 102.436% for the three and nine months ended September 30, 2022, a discount to the redemption price at the time of 104.563%. Included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 are $1.7 million and $4.4 million, respectively, of call premium and fees and the write off of $0.6 million and $2.0 million, respectively, of debt issuance costs.

The 2025 Senior Notes are the senior unsecured obligations of NRP. The 2025 Senior Notes rank equal in right of payment to all existing and future senior unsecured debt of NRP and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes are effectively subordinated in right of payment to all future secured debt of NRP to the extent of the value of the collateral securing such indebtedness and are structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. "Opco" refers to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. None of NRP's subsidiaries guarantee the 2025 Senior Notes. As of September 30, 2022 and December 31, 2021, NRP was in compliance with the terms of the Indenture relating to their 2025 Senior Notes.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of September 30, 2022 and December 31, 2021, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In August 2022, the Partnership entered into the Fifth Amendment (the "Fifth Amendment) to the Opco Credit Facility (the "Opco Credit Facility"). The Fifth Amendment extended the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased to $130.0 million. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x; provided, and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0.

During the three and nine months ended September 30, 2022 and 2021, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $130.0 million and $100.0 million in available borrowing capacity at September 30, 2022 and December 31, 2021, As mentioned above, in October 2022, NRP borrowed $70 million under the credit facility to redeem the outstanding 2025 Senior Notes.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $331.2 million and $345.0 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, respectively.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2022 and December 31, 2021, the Opco Senior Notes had cumulative principal balances of $119.4 million and $138.5 million, respectively. Opco made mandatory principal payments of $19.1 million during the nine months ended September 30, 2022 and 2021.

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2022.

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		September 30, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
NRP 2025 Senior Notes	1	$120,199	$124,165	$296,236	$300,000
Opco Senior Notes (1)	3	118,524	122,146	137,309	138,484
Opco Credit Facility	3	—	—	—	—

Assets:
Contract receivable, net (current and long-term) (2)	3	$31,948	$25,144	$33,612	$26,010

(1)

The fair value of the Opco Senior Notes are estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 102% and 100% of par value at September 30, 2022 and December 31, 2021, respectively. All 2025 Senior Notes were redeemed in October 2022.

(2)

The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at September 30, 2022 and December 31, 2021.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of September 30, 2022 and December 31, 2021.

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

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating and maintenance expenses	$1,687	$1,661	$5,044	$4,913
General and administrative expenses	1,195	1,185	3,660	3,486

The Partnership had accounts payable on its Consolidated Balance Sheets of $0.4 million to QMC at both September 30, 2022 and December 31, 2021 and $1.0 million and $0.9 million to WPPLP at September 30, 2022 and December 31, 2021, respectively.

During the three months ended September 30, 2022 and 2021, the Partnership recognized $2.2 million and $0.9 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $6.5 million and $2.1 million during the nine months ended September 30, 2022 and 2021, respectively.

Corbin J. Robertson, Jr. owns 85% of the general partner of Great Northern Properties Limited Partnership ("GNP"), a privately held company primarily engaged in owning and managing mineral properties and surface leases. As of September 30, 2022 and December 31, 2021 the Partnership had $0.0 million and $0.1 million, respectively, of accounts receivable from GNP included in accounts receivable, net on its Consolidated Balance Sheets related to amounts collected for surface leases that belong to NRP.

11.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy Resources LLC ("Foresight") (1) (2)	$19,334	19%	$8,552	15%	$47,081	16%	$25,686	19%
Alpha Metallurgical Resources, Inc. (1)	$21,000	21%	$12,854	23%	$81,638	28%	$29,748	23%

(1)	Revenues from Foresight and Alpha Metallurgical Resources, Inc. are included within the Partnership's Mineral Rights segment.
(2)

Revenues from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

13.    Unit-Based Compensation

The Partnership's unit-based awards granted in 2022 and 2021 were valued using the closing price of NRP's common units as of the grant date. The grant date fair value of these awards granted during the nine months ended September 30, 2022 and 2021 were $7.9 million and $3.8 million, respectively. Total unit-based compensation expense associated with these awards was $1.4 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively, and $4.2 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of September 30, 2022 is $7.6 million, which is to be recognized over a weighted average period of 2.0 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2021 was $3.3 million.

A summary of the unit activity in the outstanding grants during 2022 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2022	411	$23.00
Granted	208	$38.29
Fully vested and issued	(233)	$26.74
Outstanding at September 30, 2022	386	$28.96

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

As of September 30, 2022 and December 31, 2021, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	September 30, 2022			December 31, 2021
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$39,692	$(4,018)	$35,674	$28,869	$(3,312)	$25,557
Long-term contract receivable	30,631	(1,061)	29,570	32,497	(1,126)	31,371
Total	$70,323	$(5,079)	$65,244	$61,366	$(4,438)	$56,928

NRP recorded $0.0 million and $0.5 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended September 2022 and 2021, respectively, and $0.6 million and $(0.2) million during the nine months ended September 30, 2022 and 2021, respectively.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

16.    Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2022 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit and Preferred Unit Distributions

In November 2022, the Board of Directors declared a distribution of $0.75 per common unit with respect to the third quarter of 2022. The Board of Directors also declared a distribution on NRP's preferred units with respect to the third quarter of 2022 totaling $7.5 million in cash.

Redemption of 2025 Senior Notes

In October 2022, NRP redeemed the outstanding $121.4 million 2025 Senior Notes at a redemption price of 102.281% of the principal amount plus accrued and unpaid interest, utilizing cash on hand and $70 million in borrowings under its recently extended credit facility. The fourth quarter 2022 Consolidated Statement of Comprehensive Income will include a $3.9 million loss on extinguishment of debt associated with the redemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and nine month periods ended September 30, 2022 and 2021 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2021.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: the effects of the global COVID-19 pandemic; future distributions on our common and preferred units; our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected production levels by our lessees; Sisecam Wyoming LLC’s ("Sisecam Wyoming's") trona mining and soda ash refinery operations; distributions from our soda ash joint venture; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.

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

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance. Our discussion and analysis consists of the following subjects:

•    Executive Overview

•    Results of Operations

•    Liquidity and Capital Resources

•    Off-Balance Sheet Transactions

•    Related Party Transactions

•    Summary of Critical Accounting Estimates

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

Our financial results by segment for the nine months ended September 30, 2022 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$247,871	$44,036	$—	$291,907
Net income (loss)	$204,548	$43,931	$(43,205)	$205,274
Adjusted EBITDA (1)	$221,987	$33,950	$(14,037)	$241,900

Cash flow provided by (used in) continuing operations
Operating activities	$194,475	$33,934	$(30,459)	$197,950
Investing activities	$1,837	$—	$(59)	$1,778
Financing activities	$(614)	$—	$(273,697)	$(274,311)
Distributable cash flow (1)	$196,312	$33,934	$(30,518)	$199,728
Free cash flow (1)	$195,613	$33,934	$(30,518)	$199,029

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Business Outlook and Quarterly Distributions

We generated $199.0 million of free cash flow during the nine months ended September 30, 2022 and ended the quarter with $190.9 million of liquidity consisting of $60.9 million of cash and cash equivalents and $130.0 million of borrowing capacity under our Opco Credit Facility. During the third quarter of 2022 we refinanced, upsized, and extended our Opco Credit Facility to $130 million due 2027. Also during the third quarter, we permanently retired an additional $60.5 million of 2025 Senior Notes, bringing our total 2025 Senior Note repurchases through the third quarter of 2022 to $178.6 million. These notes were purchased on the open market at a weighted average price of 102.436%, a discount to the redemption price at the time of 104.563%. In October 2022, we redeemed the outstanding $121.4 million 2025 Senior Notes at a redemption price of 102.281% using cash on hand and $70 million in borrowings under our Opco Credit Facility. These debt repurchases and the redemption of our outstanding 2025 Senior Notes will save approximately $27.4 million annually in interest costs. As of September 30, 2022 our leverage ratio was 0.8x.

In November 2022, the Board of Directors declared a cash distribution of $0.75 per common unit of NRP with respect to the third quarter of 2022. The Board of Directors also declared a $7.5 million cash distribution on the preferred units with respect to the third quarter. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Metallurgical and thermal coal prices remain supported by ongoing tightness in the supply-demand balance for coal. Many operators are limited in their ability to increase production due to ongoing labor shortages, global supply chain interruptions, and access to capital. Thermal coal prices are further supported by the European Union's ban on Russian coal due to the war in Ukraine, as well as increased natural gas prices and demand for electricity. While metallurgical markets are seeing weakened demand for steel, and thermal markets continue to face ongoing environmental and political pressures, supply constraints should provide continued support for metallurgical and thermal coal prices for the foreseeable future. Our lessees sold 24.2 million tons of coal from our properties in the first nine months of 2022, and we derived approximately 75% of our coal royalty revenues and approximately 45% of our coal royalty sales volumes from metallurgical coal during the same period.

We continue to identify alternative revenue sources across our large portfolio of land and mineral assets. We own the rights to sequester carbon dioxide ("CO2") on approximately 3.5 million acres of pore space in the southern United States. As announced previously, in the first quarter of 2022 we executed our first subsurface CO2 sequestration lease on 75,000 acres of underground pore space we own in southwest Alabama with the potential to store over 300 million metric tons of CO2. In October of 2022, we announced our second subsurface CO2 transaction with the execution of a lease for approximately 65,000 acres of pore space we control near southeast Texas with estimated storage capacity of at least 500 million metric tons of CO2. In total, we have approximately 140,000 acres of pore space under lease for carbon sequestration with estimated CO2 storage capacity of 800 million metric tons. While the timing and likelihood of additional cash flows being realized from these activities is uncertain, we believe our large ownership footprint throughout the United States will provide additional opportunities to create value in this regard and position us as a key beneficiary of the transitional energy economy with minimal capital investment.

Soda Ash Business Segment

Revenues and other income in the first nine months of 2022 were higher by $32.8 million compared to the prior year period primarily as a result of increased international sales prices. Free cash flow in the first nine months of 2022 increased $30.1 million as compared to the prior year period due to Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021.

Supply interruptions in China and input cost inflation which significantly increased the global marginal cost of soda ash production led to historically high soda ash prices in the third quarter of 2022. Though soda ash demand weakened in many parts of the world during the third quarter due to slowing global economic growth and lower construction activity in China, Sisecam Wyoming remained sold-out as it took advantage of its low-cost position to profitably export soda ash. Consequently, Sisecam Wyoming delivered strong financial results in the third quarter of 2022.

Results of Operations

Third Quarter of 2022 and 2021 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended September 30,			Percentage
Operating Segment (In thousands)	2022	2021	Increase	Change
Mineral Rights	$87,702	$50,123	$37,579	75%
Soda Ash	14,556	6,672	7,884	118%
Total	$102,258	$56,795	$45,463	80%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2022	2021	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	440	422	18	4%
Central	3,503	3,199	304	10%
Southern	498	642	(144)	(22)%
Total Appalachia	4,441	4,263	178	4%
Illinois Basin	3,490	2,689	801	30%
Northern Powder River Basin	835	1,047	(212)	(20)%
Gulf Coast	188	13	175	1346%
Total coal sales volumes	8,954	8,012	942	12%

Coal royalty revenue per ton
Appalachia
Northern	$6.74	$7.18	$(0.44)	(6)%
Central	9.04	5.74	3.30	57%
Southern	9.78	11.61	(1.83)	(16)%
Illinois Basin	2.57	2.33	0.24	10%
Northern Powder River Basin	4.56	3.71	0.85	23%
Gulf Coast	0.59	0.54	0.05	9%
Combined average coal royalty revenue per ton	5.85	4.87	0.98	20%

Coal royalty revenues
Appalachia
Northern	$2,965	$3,031	$(66)	(2)%
Central	31,680	18,357	13,323	73%
Southern	4,872	7,452	(2,580)	(35)%
Total Appalachia	39,517	28,840	10,677	37%
Illinois Basin	8,967	6,261	2,706	43%
Northern Powder River Basin	3,805	3,881	(76)	(2)%
Gulf Coast	111	7	104	1486%
Unadjusted coal royalty revenues	52,400	38,989	13,411	34%
Coal royalty adjustment for minimum leases	(19)	(6,557)	6,538	100%
Total coal royalty revenues	$52,381	$32,432	$19,949	62%

Other revenues
Production lease minimum revenues	$1,885	$3,235	$(1,350)	(42)%
Minimum lease straight-line revenues	4,778	4,808	(30)	(1)%
Carbon neutral initiative revenues	8,600	—	8,600	100%
Wheelage revenues	2,977	1,964	1,013	52%
Property tax revenues	1,360	1,466	(106)	(7)%
Coal overriding royalty revenues	1,367	757	610	81%
Lease amendment revenues	759	1,519	(760)	(50)%
Aggregates royalty revenues	884	429	455	106%
Oil and gas royalty revenues	6,170	1,154	5,016	435%
Other revenues	218	120	98	82%
Total other revenues	$28,998	$15,452	$13,546	88%
Royalty and other mineral rights	$81,379	$47,884	$33,495	70%
Transportation and processing services revenues	5,969	2,171	3,798	175%
Gain on asset sales and disposals	354	68	286	421%
Total Mineral Rights segment revenues and other income	$87,702	$50,123	$37,579	75%

Coal Royalty Revenues

Approximately 65% of coal royalty revenues and approximately 40% of coal royalty sales volumes were derived from metallurgical coal during the three months ended September 30, 2022. Total coal royalty revenues increased $19.9 million as compared to the prior year quarter. The discussion by region is as follows:

•

Appalachia: Coal royalty revenues increased $10.7 million primarily due to increased coal sales prices and volumes in Central Appalachia during the three months ended September 30, 2022, as compared to the prior year quarter.

•

Illinois Basin: Coal royalty revenues increased $2.7 million primarily due to increased sales volumes and prices during the three months ended September 30, 2022 as compared to the prior year quarter. Revenues recognized from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.

•

Northern Powder River Basin: Coal royalty revenues decreased $0.1 million primarily due to decreased sales volumes as our lessee mined less on our property during the third quarter of 2022 as compared to the prior year quarter in accordance with its mine plan.

Other Revenues

Total other revenues increased $13.5 million during the three months September 30, 2022 as compared to the prior year quarter primarily due to an $8.6 million increase in carbon neutral initiatives and a $5.0 million increase in oil and gas royalty revenues. The increase in carbon neutral initiatives is due to the recognition of revenue related to carbon neutral transactions including subsurface CO2 storage and geothermal. The increase in oil and gas royalty revenues is primarily related to new wells and increased natural gas prices as compared to the prior year period.

Transportation and Processing Services Revenues

Transportation and processing services revenues increased $3.8 million during the three months ended September 30, 2022 as compared to the prior year period primarily due to the lease amendment with Foresight whereas transportation and processing revenues were based on the recognition of a fixed amount in 2021. Revenues from Foresight in 2022 represent traditional royalty and minimum payments and were greater than the fixed revenue from 2021.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $7.9 million compared to the prior year quarter primarily as a result of increased international sales prices.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands)	2022	2021	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$7,898	$8,354	$(456)	(5)%
Depreciation, depletion and amortization	6,850	5,182	1,668	32%
General and administrative expenses	4,518	4,052	466	12%
Asset impairments	812	57	755	1325%
Total operating expenses	$20,078	$17,645	$2,433	14%

Other expenses, net
Interest expense, net	$5,141	$9,652	$(4,511)	(47)%
Loss on extinguishment of debt	2,484	—	2,484	100%
Total other expenses, net	$7,625	$9,652	$(2,027)	(21)%

Total operating expenses increased $2.4 million primarily due to increased depreciation, depletion and amortization expense as a result of higher Illinois Basin coal royalty sales volumes during the three months ended September 30, 2022, as compared to the prior year period.

Total other expenses, net decreased $2.0 million primarily due to a $4.5 million decrease in interest expense, net as a result of less debt outstanding as compared to the prior year period, partially offset by a $2.5 million loss on early extinguishment of debt related to the premiums and fees incurred and write-off of debt issuance costs associated with the retirement of the 2025 Senior Notes during the three months ended September 30, 2022.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2022
Net income (loss)	$72,173	$14,525	$(12,143)	$74,555
Less: equity earnings from unconsolidated investment	—	(14,556)	—	(14,556)
Add: total distributions from unconsolidated investment	—	10,339	—	10,339
Add: interest expense, net	—	—	5,141	5,141
Add: loss on extinguishment of debt	—	—	2,484	2,484
Add: depreciation, depletion and amortization	6,850	—	—	6,850
Add: asset impairments	812	—	—	812
Adjusted EBITDA	$79,835	$10,308	$(4,518)	$85,625

September 30, 2021
Net income (loss)	$36,606	$6,596	$(13,704)	$29,498
Less: equity earnings from unconsolidated investment	—	(6,672)	—	(6,672)
Add: total distributions from unconsolidated investment	—	—	—	—
Add: interest expense, net	—	—	9,652	9,652
Add: loss on extinguishment of debt	—	—	—	—
Add: depreciation, depletion and amortization	5,182	—	—	5,182
Add: asset impairments	57	—	—	57
Adjusted EBITDA	$41,845	$(76)	$(4,052)	$37,717

Adjusted EBITDA increased $47.9 million primarily due to a $38.0 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income as discussed above, in addition to a $10.4 million increase in Adjusted EBITDA within our Soda Ash segment due to Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021 as discussed above.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2022
Cash flow provided by (used in) continuing operations
Operating activities	$75,948	$10,309	$(3,761)	$82,496
Investing activities	928	—	(59)	869
Financing activities	—	—	(81,784)	(81,784)

September 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$33,968	$(36)	$(3,873)	$30,059
Investing activities	614	—	—	614
Financing activities	—	—	(9,592)	(9,592)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2022
Net cash provided by (used in) operating activities of continuing operations	$75,948	$10,309	$(3,761)	$82,496
Add: proceeds from asset sales and disposals	353	—	—	353
Add: return of long-term contract receivable	575	—	—	575
Less: maintenance capital expenditures	—	—	(59)	(59)
Distributable cash flow	$76,876	$10,309	$(3,820)	$83,365
Less: proceeds from asset sales and disposals	(353)	—	—	(353)
Free cash flow	$76,523	$10,309	$(3,820)	$83,012

September 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$33,968	$(36)	$(3,873)	$30,059
Add: proceeds from asset sales and disposals	74	—	—	74
Add: return of long-term contract receivable	540	—	—	540
Distributable cash flow	$34,582	$(36)	$(3,873)	$30,673
Less: proceeds from asset sales and disposals	(74)	—	—	(74)
Free cash flow	$34,508	$(36)	$(3,873)	$30,599

DCF and FCF increased $52.7 million and $52.4 million, respectively, primarily due to the following:

•	Mineral Rights Segment
◦	DCF and FCF increased $42.3 million and $42.0 million, respectively, primarily due to the segment's increase in revenues and other income as discussed above.
•	Soda Ash Segment
◦	DCF and FCF increased $10.3 million as a result of Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021 as discussed above.

Results of Operations

First Nine Months of 2022 and 2021 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Nine Months Ended September 30,			Percentage
Operating Segment (In thousands)	2022	2021	Increase	Change
Mineral Rights	$247,871	$121,210	$126,661	104%
Soda Ash	44,036	11,246	32,790	292%
Total	$291,907	$132,456	$159,451	120%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2022	2021	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,260	947	313	33%
Central	10,238	8,824	1,414	16%
Southern	1,171	1,058	113	11%
Total Appalachia	12,669	10,829	1,840	17%
Illinois Basin	8,395	7,987	408	5%
Northern Powder River Basin	2,772	2,291	481	21%
Gulf Coast	324	13	311	2392%
Total coal sales volumes	24,160	21,120	3,040	14%

Coal royalty revenue per ton
Appalachia
Northern	$9.48	$5.57	$3.91	70%
Central	10.85	4.91	5.94	121%
Southern	14.28	9.82	4.46	45%
Illinois Basin	2.30	2.13	0.17	8%
Northern Powder River Basin	4.24	3.59	0.65	18%
Gulf Coast	0.58	0.54	0.04	7%
Combined average coal royalty revenue per ton	7.08	3.99	3.09	77%

Coal royalty revenues
Appalachia
Northern	$11,946	$5,272	$6,674	127%
Central	111,121	43,308	67,813	157%
Southern	16,725	10,390	6,335	61%
Total Appalachia	139,792	58,970	80,822	137%
Illinois Basin	19,331	17,044	2,287	13%
Northern Powder River Basin	11,751	8,222	3,529	43%
Gulf Coast	187	7	180	2571%
Unadjusted coal royalty revenues	171,061	84,243	86,818	103%
Coal royalty adjustment for minimum leases	(286)	(18,148)	17,862	98%
Total coal royalty revenues	$170,775	$66,095	$104,680	158%

Other revenues
Production lease minimum revenues	$3,542	$10,241	$(6,699)	(65)%
Minimum lease straight-line revenues	14,235	15,773	(1,538)	(10)%
Carbon neutral initiative revenues	8,600	—	8,600	100%
Wheelage revenues	11,073	5,589	5,484	98%
Property tax revenues	4,527	4,522	5	0%
Coal overriding royalty revenues	2,307	3,592	(1,285)	(36)%
Lease amendment revenues	2,450	3,159	(709)	(22)%
Aggregates royalty revenues	2,691	1,339	1,352	101%
Oil and gas royalty revenues	10,890	3,420	7,470	218%
Other revenues	705	692	13	2%
Total other revenues	$61,020	$48,327	$12,693	26%
Royalty and other mineral rights	$231,795	$114,422	$117,373	103%
Transportation and processing services revenues	15,377	6,545	8,832	135%
Gain on asset sales and disposals	699	243	456	188%
Total Mineral Rights segment revenues and other income	$247,871	$121,210	$126,661	104%

Coal Royalty Revenues

Total coal royalty revenues increased $104.7 million during the nine months ended September 30, 2022, as compared to the prior year period. The discussion by region is as follows:

•

Appalachia: Coal royalty revenues increased $80.8 million primarily due to increased coal sales prices and volumes during the nine months ended September 30, 2022, as compared to the prior year period.

•

Illinois Basin: Coal royalty revenues increased $2.3 million primarily due to higher sales volumes and increased sales prices during the nine months ended September 30, 2022, as compared to the prior year period. Revenues recognized from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.

•

Northern Powder River Basin: Coal royalty revenues increased $3.5 million primarily due to increased sales volumes as our lessee mined more on our property during the nine months ended September 30, 2022 as compared to the prior year period in accordance with its mine plan.

Other Revenues

Other revenues increased $12.7 million during the nine months ended September 30, 2022 as compared to the prior year period primarily due to the following:

•	An $8.6 million increase in carbon neutral initiatives due to the recognition of revenue related to carbon neutral transactions including subsurface CO2 storage and geothermal.
•	A $7.5 million increase in oil and gas royalty revenues primarily due to new wells and increased natural gas prices.
•	A $5.5 million increase in wheelage revenues as a result of higher production in 2022 from the properties that pay us a wheelage fee as compared to the prior year period.

These increases were partially offset by a $6.7 million decrease in production lease minimum revenues primarily as a result of breakage revenues recognized in the first nine months of 2021.

Transportation and Processing Services Revenues

Transportation and processing services revenues increased $8.8 million during the nine months ended September 30, 2022 as compared to the prior year period primarily due to the lease amendment with Foresight whereas transportation and processing revenues were based on the recognition of a fixed amount in 2021. Revenues from Foresight in 2022 represent traditional royalty and minimum payments and were greater than the fixed revenue from 2021.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $32.8 million primarily as a result of increased international sales prices.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands)	2022	2021	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$25,989	$19,076	$6,913	36%
Depreciation, depletion and amortization	16,565	15,145	1,420	9%
General and administrative expenses	14,037	11,550	2,487	22%
Asset impairments	874	4,116	(3,242)	(79)%
Total operating expenses	$57,465	$49,887	$7,578	15%

Other expenses, net
Interest expense, net	$22,636	$29,308	$(6,672)	(23)%
Loss on extinguishment of debt	6,532	—	6,532	100%
Total other expenses, net	$29,168	$29,308	$(140)	(0)%

Total operating expenses increased $7.6 million primarily due to a $6.9 million increase in operating and maintenance expenses as compared to the prior year period primarily as a result of higher costs related to an overriding royalty agreement with WPPLP, partially offset by a decrease in bad debt expense. The coal royalty expense we pay to WPPLP is fully offset by the coal royalty revenue we receive from this property. Total operating expenses also increased as a result of a $2.5 million increase in general and administrative expenses primarily due to increased long-term incentive expense incurred during the nine months ended September 30, 2022. These increases were partially offset by a $3.2 million decrease in asset impairments as compared to the prior year period. Asset impairments in 2021 primarily related to a lease termination that resulted in the full impairment of a coal property.

Total other expenses, net was essentially flat year-over-year. The $6.7 million decrease in interest expense, net resulting from less debt outstanding was partially offset by a $6.5 million loss on early extinguishment of debt related to the premiums and fees incurred and write-off of debt issuance costs associated with the retirement of the 2025 Senior Notes during the nine months ended September 30, 2022.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2022
Net income (loss)	$204,548	$43,931	$(43,205)	$205,274
Less: equity earnings from unconsolidated investment	—	(44,036)	—	(44,036)
Add: total distributions from unconsolidated investment	—	34,055	—	34,055
Add: interest expense, net	—	—	22,636	22,636
Add: loss on extinguishment of debt	—	—	6,532	6,532
Add: depreciation, depletion and amortization	16,565	—	—	16,565
Add: asset impairments	874	—	—	874
Adjusted EBITDA	$221,987	$33,950	$(14,037)	$241,900

September 30, 2021
Net income (loss)	$82,980	$11,115	$(40,834)	$53,261
Less: equity earnings from unconsolidated investment	—	(11,246)	—	(11,246)
Add: total distributions from unconsolidated investment	—	3,920	—	3,920
Add: interest expense, net	24	—	29,284	29,308
Add: depreciation, depletion and amortization	15,145	—	—	15,145
Add: asset impairments	4,116	—	—	4,116
Adjusted EBITDA	$102,265	$3,789	$(11,550)	$94,504

Adjusted EBITDA increased $147.4 million primarily due to a $119.7 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income as discussed above, in addition to a $30.2 million increase in Adjusted EBITDA within our Soda Ash segment as a result of higher distributions received from Sisecam Wyoming in the first nine months of 2022 as compared to the prior year period as discussed above.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2022
Cash flow provided by (used in) continuing operations
Operating activities	$194,475	$33,934	$(30,459)	$197,950
Investing activities	1,837	—	(59)	1,778
Financing activities	(614)	—	(273,697)	(274,311)

September 30, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$91,958	$3,817	$(29,132)	$66,643
Investing activities	1,871	—	—	1,871
Financing activities	(1,132)	—	(48,183)	(49,315)

The following table reconciles net cash provided by (used in) operating activities of continuing operations (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2022
Net cash provided by (used in) operating activities of continuing operations	$194,475	$33,934	$(30,459)	$197,950
Add: proceeds from asset sales and disposals	699	—	—	699
Add: return of long-term contract receivable	1,138	—	—	1,138
Less: maintenance capital expenditures	—	—	(59)	(59)
Distributable cash flow	$196,312	$33,934	$(30,518)	$199,728
Less: proceeds from asset sales and disposals	(699)	—	—	(699)
Free cash flow	$195,613	$33,934	$(30,518)	$199,029

September 30, 2021
Net cash provided by (used in) operating activities of continuing operations	$91,958	$3,817	$(29,132)	$66,643
Add: proceeds from asset sales and disposals	249	—	—	249
Add: return of long-term contract receivable	1,622	—	—	1,622
Distributable cash flow	$93,829	$3,817	$(29,132)	$68,514
Less: proceeds from asset sales and disposals	(249)	—	—	(249)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$92,580	$3,817	$(29,132)	$67,265

DCF and FCF increased $131.2 million and $131.8 million, respectively, primarily due to the following:

•	Mineral Rights Segment
◦	DCF and FCF increased $102.5 million and $103.0 million, respectively, primarily due to the segment's increase in revenues and other income as discussed above.
•	Soda Ash Segment
◦	DCF and FCF increased $30.1 million as a result of higher cash distributions received from Sisecam Wyoming in the first nine months of 2022 as compared to the prior year period as discussed above.

Liquidity and Capital Resources

Current Liquidity

As of September 30, 2022, we had total liquidity of $190.9 million, consisting of $60.9 million of cash and cash equivalents and $130.0 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $20 million of principal repayments on Opco’s senior notes throughout the remainder of 2022. As discussed previously, through the date of this report, we have permanently retired all of our 9.125% Senior Notes due 2025 and have $70 million drawn on our Opco Credit Facility. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business.

Cash Flows

Cash flows provided by operating activities increased $131.3 million, from $66.6 million in the nine months ended September 30, 2021 to $198.0 million in the nine months ended September 30, 2022, primarily related to increased revenues and other income within our Mineral Rights segment and $30.1 million of higher cash distributions received from Sisecam Wyoming in the first nine months of 2022 as compared to the prior year period.

Cash flows used in financing activities increased $225.0 million, from $49.3 million used in the nine months ended September 30, 2021 to $274.3 million used in the nine months ended September 30, 2022, primarily due to the following:

•	$178.6 million of cash used to retire a portion of our 2025 Senior Notes during the nine months ended September 30, 2022;
•	$19.6 million of cash used to redeem the preferred units paid-in-kind during the first quarter of 2022;
•

$10.9 million of increased cash used for preferred unit distributions as a result of paying all of our preferred unit distributions in cash in 2022 as compared to half in kind during the nine months ended September 30, 2021;

•

$9.1 million of increased cash used for other items, net which primarily related to the premiums paid related to the repayment of the 2025 Senior Notes during the nine months ended September 30, 2022; and

•	$7.8 million of increased cash used for distributions to common unitholders and the general partner as a result of increasing our common unit distribution to $0.75/unit beginning in the second quarter of 2022.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Current portion of long-term debt, net	$89,989	$39,102
Long-term debt, net	148,734	394,443
Total debt, net	$238,723	$433,545

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to include this disclosure in our Form 10-Q for the quarterly period ended September 30, 2022.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2022 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

3.4	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
10.1	Master Assignment Agreement and Fifth Amendment to Third Amended Credit Agreement, dated as of August 9, 2022 by and among NRP (Operating) LLC, the Lenders party thereto, the Exiting Lenders, and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent for the Lenders, as Swingline Lender, and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 11, 2022).
10.2	New Lender Agreement, dated as of September 1, 2022 by and among NRP (Operating) LLC, the Borrower, Zions Bancorporation, N.A. dba Amegy Bank, in its capacity as administrative agent under the Fifth Amendment to Third Amended Credit Agreement and Prosperity Bank, the New Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 8, 2022).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 3, 2022	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)