Form 10-K
period 2022-12-31
NATURAL RESOURCE PARTNERS LP
filed 2023-03-03
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-31465

NATURAL RESOURCE PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	35-2164875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1415 Louisiana Street, Suite 3325

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐        No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant on June 30, 2022, was $334 million based on a closing price on that date of $37.23 per unit as reported on the New York Stock Exchange.

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

•

Cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves. In addition, our debt agreements and our partnership agreement place restrictions on our ability to pay, and in some cases raise, the quarterly distribution under certain circumstances.

•	Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.
•

The ongoing COVID-19 pandemic has adversely affected our business, and the ultimate effect on our financial condition, results of operations, and ability to make cash distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted.

•

Prices for both metallurgical and thermal coal are volatile and depend on a number of factors beyond our control. Declines in prices could have a material adverse effect on our business and results of operations.

•	Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on Sisecam Wyoming’s ability to continue to make distributions to us.
•	We derive a large percentage of our revenues and other income from a small number of coal lessees.
•	Bankruptcies in the coal industry, and/or the idling or closure of mines on our properties could have a material adverse effect on our business and results of operations.
•	Mining operations are subject to operating risks that could result in lower revenues to us.
•

The adoption of climate change legislation and regulations restricting emissions of greenhouse gases and other hazardous air pollutants have resulted in changes in fuel consumption patterns by electric power generators and a corresponding decrease in coal production by our lessees and reduced coal-related revenues.

•

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are also resulting in unfavorable lending and investment policies by institutions and insurance companies which could significantly affect our ability to raise capital or maintain current insurance levels.

•	Increased attention to climate change, environmental, social and governance (ESG) matters and conservation measures may adversely impact our business.
•

In addition to climate change and other Clean Air Act legislation, our businesses are subject to numerous other federal, state and local laws and regulations that may limit production from our properties and our profitability.

•	If our lessees do not manage their operations well, their production volumes and our royalty revenues could decrease.
•

We have limited approval rights with respect to the management of our Sisecam Wyoming soda ash joint venture, including with respect to cash distributions and capital expenditures. In addition, we are exposed to operating risks that we do not experience in the royalty business through our soda ash joint venture and through our ownership of certain coal transportation assets.

•

Sisecam Wyoming’s deca stockpiles will substantially deplete by 2024, and its production rates will decline approximately 200,000 short tons per year if Sisecam Wyoming does not make further investments or otherwise execute on one or more initiatives to prevent such decline.

•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal, soda ash and other minerals from our properties.
•	Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
•

A lessee may incorrectly report royalty revenues, which might not be identified by our lessee audit process or our mine inspection process or, if identified, might be identified in a subsequent period.

Risks Related to Our Structure

•	Unitholders may not be able to remove our general partner even if they wish to do so.
•

The preferred units are senior in right of distributions and liquidation and upon conversion, would result in the issuance of additional common units in the future, which could result in substantial dilution of our common unitholders’ ownership interests.

•	We may issue additional common units or preferred units without common unitholder approval, which would dilute a unitholder’s existing ownership interests.
•	Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.
•	Cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders.
•	Conflicts of interest could arise among our general partner and us or the unitholders.
•

The control of our general partner may be transferred to a third party without unitholder consent. A change of control may result in defaults under certain of our debt instruments and the triggering of payment obligations under compensation arrangements.

•	Unitholders may not have limited liability if a court finds that unitholder actions constitute control of our business.

Tax Risks to Common Unitholders

•

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

•

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

•	Certain U.S. federal income tax preferences currently available with respect to coal exploration and development may be eliminated as a result of future legislation.
•

Our unitholders are required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us. Our unitholders' share of our portfolio income may be taxable to them even though they receive other losses from our activities.

•

We may engage in transactions to reduce our indebtedness and manage our liquidity that generate taxable income (including income and gain from the sale of properties and cancellation of indebtedness income) allocable to our unitholders, and income tax liabilities arising therefrom may exceed any distributions made with respect to their units.

•

If the IRS contests the U.S. federal income tax positions we take, the market for our units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

•

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

•	Tax gain or loss on the disposition of our common units could be more or less than expected.
•	Our unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.
•	Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.
•	Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to their income and gain from owning our units.
•

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

•

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.

•

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

•

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

•	As a result of investing in our units, our unitholders are likely subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

General Risks

•	Our business is subject to cybersecurity risks.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may have an adverse effect on our business, financial condition, results of operations, and cash flows.

iv

PART I

As used in this Part I, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and was a co-issuer with NRP on the 9.125% senior notes due 2025 (the "2025 Senior Notes").

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

We have regional offices through which we conduct our operations, the largest of which is located at 5260 Irwin Road, Huntington, West Virginia 25705 and the telephone number is (304) 522-5757. Our principal executive office is located at 1415 Louisiana Street, Suite 3325, Houston, Texas 77002 and our telephone number is (713) 751-7507.

Segment and Geographic Information

The amount of 2022 revenues and other income from our two operating segments is shown below. For additional business segment information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "Item 8. Financial Statements and Supplementary Data—Note 7. Segment Information" in this Annual Report on Form 10-K, which are both incorporated herein by reference.

(In thousands)	Amount	% of Total
Mineral Rights	$329,167	85%
Soda Ash	59,795	15%
Total	$388,962	100%

The following map shows the approximate geographic distribution of our ownership footprint:

Washington
Montana
North Dakota
Minnesota
Maine
Wisconsin
Michigan
Idaho
South Dakota
Oregon
Wyoming
New York
Iowa
Nebraska
Pennsylvania
Ohio
Illinois
Indiana
Nevada
Utah
Colorado
Kansas
Missouri
Kentucky
Virginia
California
Tennessee
North Carolina
Oklahoma
Arkansas
Arizona
New Mexico
Alabama
Georgia
Texas
Mississippi
Louisiana
Florida
Sisecam Wyoming
NRP Office Locations
NRP Leased Mineral
NRP Mineral Rights
0
250
500 Miles

Mineral Rights Segment

Mineral Rights

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

The majority of our Mineral Rights segment revenues come from royalties related to the sale of coal from our properties. Our coal is primarily located in the Appalachia Basin, the Illinois Basin and the Northern Powder River Basin in the United States. We lease our coal to experienced mine operators under long-term leases. Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms. Leases include the right to renegotiate royalties and minimum payments for the additional terms. We also own and manage coal-related transportation and processing assets in the Illinois Basin that generate additional revenues generally based on throughput or rents. We also own oil and gas, industrial minerals and aggregates that generate a portion of the Mineral Rights segment revenues. Additional Mineral Rights segment revenues come from carbon neutral initiatives such the sale of carbon offset credits from our forestlands, potential sub-surface carbon dioxide sequestration in our pore space and opportunities to generate geothermal energy from our ownership.

Under our standard royalty lease, we grant the operators the right to mine and sell our minerals in exchange for royalty payments based on the greater of a percentage of the sale price or fixed royalty per ton of minerals mined and sold. Lessees calculate royalty payments due to us and are required to report tons of minerals mined and sold as well as the sales prices of the extracted minerals. Therefore, to a great extent, amounts reported as royalty revenues are based upon the reports of our lessees. We periodically audit this information by examining certain records and internal reports of our lessees and we perform periodic mine inspections to verify that the information that our lessees have submitted to us is accurate. Our audit and inspection processes are designed to identify material variances from lease terms as well as differences between the information reported to us and the actual results from each property.

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

Because we do not operate, our royalty business does not bear ordinary operating costs and has limited direct exposure to environmental, permitting and labor risks. Our lessees, as operators, are subject to environmental laws, permitting requirements and other regulations adopted by various governmental authorities. In addition, the lessees generally bear all labor-related risks, including retiree health care costs, black lung benefits and workers’ compensation costs associated with operating the mines on our coal and aggregates properties. We pay property taxes on our properties, which are largely reimbursed by our lessees pursuant to the terms of the various lease agreements.

The SEC amended the property disclosure requirements for registrants with significant mining activities, effective for the fiscal year 2021, with new rules which we comply with in this Annual Report on Form 10-K. The rules contain exceptions that allow royalty companies, such as NRP, to omit information that they lack access to and cannot obtain without incurring an unreasonable burden or expense. As a royalty company, we do not have access to the information required to prepare the technical reports used to determine reserves under the rules, and we are not able to obtain such information without unreasonable burden or expense. The rules require that reserve estimates be based on and disclosures include technical reports prepared using extensive mine-specific geological and engineering data, as well as market and cost assumptions that we as a mineral owner do not have, including, but not limited to a) site infrastructure costs; b) processing plant costs; c) detailed analysis of environmental compliance and permitting requirements; d) detailed baseline studies with impact assessment; and e) detailed tailings disposal, reclamation and mitigation plans. Our leases do not require the operators of our material properties to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries under the rules. As a result, we are relying on the royalty company exceptions and have ceased to report coal and other hard mineral reserves.

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

Thermal Coal

Thermal coal, sometimes referred to as steam coal, is used in the production of electricity. The amount of thermal coal produced in the United States has been steadily falling over the last decade as energy providers shift from coal-fired plants to natural gas-fired facilities, and to a lesser extent, alternative energy sources such as geothermal, wind and solar. We believe the long-term secular decline experienced by thermal coal over the last decade will continue. That fact, combined with the long-term strength of our metallurgical business and the carbon neutral initiatives we discuss below, will result in thermal coal becoming a diminishing contributor to NRP in years to come. The vast majority of our thermal sales are located in Illinois and its operations are some of the most cost-efficient mines east of the Mississippi River. The remainder of our thermal coal is located in Montana, the Gulf Coast and Appalachia.

Coal Production Information

The following tables present the type of coal sales volumes by major coal region for the years ended December 31, 2022, 2021 and 2020:

For the Year Ended December 31, 2022
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	1,166	530	1,696
Central	1,186	12,460	13,646
Southern	93	1,691	1,784
Total Appalachia Basin	2,445	14,681	17,126
Illinois Basin	11,135	—	11,135
Northern Powder River Basin	4,288	—	4,288
Gulf Coast	385	—	385
Total	18,253	14,681	32,934

For the Year Ended December 31, 2021
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	718	617	1,335
Central	1,140	11,139	12,279
Southern	119	1,452	1,571
Total Appalachia Basin	1,977	13,208	15,185
Illinois Basin	9,388	—	9,388
Northern Powder River Basin	3,151	—	3,151
Gulf Coast	55	—	55
Total	14,571	13,208	27,779

For the Year Ended December 31, 2020
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	267	380	647
Central	1,157	8,954	10,111
Southern	143	746	889
Total Appalachia Basin	1,567	10,080	11,647
Illinois Basin	3,381	—	3,381
Northern Powder River Basin	1,738	—	1,738
Total	6,686	10,080	16,766

Major Coal Producing Properties

The following table provides a summary of our significant coal royalty properties for 2022 and is followed by additional information for each property:

Region	Property/Lease Name	Operator(s)	Coal Type
Appalachia Basin
Northern	Carter Roag	Metinvest	Met
Central	Alpha-CAPP (VA)	Alpha Metallurgical Resources Inc.	Met
Central	Kepler	Alpha Metallurgical Resources Inc.	Met
Central	Elk Creek	Ramaco Royalty Company, LLC	Met
Central	Coal Mountain	ECP	Met
Southern	Oak Grove	Hatfield Metallurgical Coal Holdings, LLC	Met
Illinois Basin	Williamson	Foresight Energy Resources LLC	Thermal
Illinois Basin	Hillsboro	Foresight Energy Resources LLC	Thermal
Northern Powder River Basin	Western Energy	Rosebud Mining, LLC	Thermal

Appalachia Basin—Northern Appalachia

Carter Roag.    The Carter Roag property is located in Randolph and Upshur counties, West Virginia. Substantially all of the tons sold from this property in 2022 were metallurgical coal. We lease this property to subsidiaries of Metinvest. Production comes from underground room and pillar mines, is processed onsite at the Star Bridge Prep Plant, and is sold primarily on the export market.

Appalachia Basin—Central Appalachia

Alpha-CAPP (VA).    The Alpha-CAPP (VA) property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. Substantially all of the tons sold from this property in 2022 were metallurgical coal. We lease this property to subsidiaries of Alpha Metallurgical Resources Inc. ("Alpha") and previously leased it to subsidiaries of Contura Energy, Inc. The current lease with Alpha expires at the end of 2023 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Production comes from underground room and pillar and surface mines and is trucked to one of two preparation plants. Coal is shipped via the CSX and Norfolk Southern railroads to utility and metallurgical customers. The book value of this property was $47.2 million at December 31, 2022.

Below is a map of our Alpha-CAPP (VA) property:

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

Kepler.    The Kepler property is located in Wyoming County, West Virginia. Substantially all of the coal sold from this property in 2022 were metallurgical coal. We lease this property to a subsidiary of Alpha. Coal is produced from underground mines and transported by belt or truck to the preparation plant on the property. Coal is shipped via the Norfolk Southern railroad to export metallurgical customers.

Appalachia Basin—Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. We currently lease this property to a subsidiary of Hatfield Metallurgical Coal Holdings, LLC ("Hatfield Metallurgical"). Previous operators of this property were Murray Metallurgical Coal Holdings LLC, Mission Coal, LLC, and Seneca Resources, LLC. The current lease with Hatfield Metallurgical expires in 2024 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Metallurgical coal production comes from a longwall mine and is transported by beltline to a preparation plant. Metallurgical products are then shipped via railroad and barge to both domestic and export customers. The book value of this property was $4.6 million at December 31, 2022.

Below is a map of our Oak Grove property:

Illinois
Missouri
Kentucky
Virginia
Tennessee
North Carolina
Arkansas
AREA OF DETAIL
South Carolina
Mississippi
Alabama
Georgia
Louisiana
Florida
0
100
200 Miles
Mississippi
Alabama
Georgia
Louisiana
Florida
Southern Appalachia
Oak Grove
Marion
Winston
Cullman
Marshall
Etowah
Blount
Walker
Fayette
St. Clair
Jefferson
0105-Oak Grove
Hatfield Metallurgical Coal Holdings, LLC
AREA OF DETAIL
Pickens
Tuscaloosa
Shelby
Talladega
Clay
Bibb
Greene
Hale
Perry
Chilton
Coosa
0
15
30 Miles
N

Illinois Basin

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. This property is under leases to Williamson Energy, a subsidiary of Foresight Energy Resources LLC ("Foresight"). The current leases expire in 2026 and 2033 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, these leases are subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Thermal coal production comes from a longwall mine. Coal is shipped primarily via the Canadian National railroad to export customers. The book value of this property was $40.2 million at December 31, 2022.

Below is a map of our Williamson property:

Wisconsin
Michigan
Iowa
AREA OF DETAIL
Illinois
Indiana
Ohio
Missouri
Kentucky
Arkansas
Tennessee
0
100
200 Miles

Illinois Basin
Williamson Energy LLC

Illinois
Indiana
Missouri
Kentucky
0
50
100 Miles

Hamilton
Franklin
0088-Williamson
Foresight Energy LP
AREA OF DETAIL
Saline
Williamson
0
10 Miles
N

Hillsboro.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. This property is under lease to Hillsboro Energy, a subsidiary of Foresight. The current lease expires in 2033 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to non-recoupable minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Thermal coal production comes from a longwall mine. Coal is shipped by rail via either the Union Pacific, Norfolk Southern or Canadian National railroads, or by barges to domestic utilities customers. The book value of this property was $215.8 million at December 31, 2022.

Below is a map of our Hillsboro property:

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

Production at the Foresight Macoupin mine was temporarily ceased in March 2020. Foresight is no longer obligated to make royalty, transportation fee, or quarterly minimum payments to us under the Macoupin coal mining lease and transportation agreements. Foresight will pay an annual Macoupin fee of $2.0 million to NRP each year through 2023. Foresight also forfeited its right to recoup all previously paid but unrecouped minimum payments with respect to the Macoupin mine. At all times that the Macoupin mine remains in temporary cessation of production, Foresight will take reasonable actions to preserve, protect, and store the equipment, infrastructure, and property located at the mine.

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

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. We lease this property to a subsidiary of Rosebud Mining, LLC. Thermal coal is produced by surface dragline mining methods. Coal is transported by either truck or beltline to the Colstrip generation station located at the mine mouth.

Coal Transportation and Processing Assets

We own transportation and processing infrastructure related to certain of our coal properties, including loadout and other transportation assets at Foresight's Williamson mine in the Illinois Basin, for which we collect throughput fees or rents. We lease our Williamson transportation and processing infrastructure to a subsidiary of Foresight and are responsible for operating and maintaining the transportation and processing assets at the Williamson mine that we subcontract to a subsidiary of Foresight. In addition, we own rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight. While we own coal at the Williamson mine, we do not own coal at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and we collect minimums and throughput fees. We recorded $21.1 million in revenue related to our coal transportation and processing assets during the year ended December 31, 2022.

We also own transportation and processing infrastructure, including loadout and other transportation assets at Foresight's Macoupin mine. As previously mentioned, the Macoupin mine was temporarily ceased in March 2020 and Foresight is no longer obligated to make transportation fee payments to us under the transportation agreements.

Oil and Gas / Industrial Minerals / Construction Aggregates / Timber

Our oil and gas properties are predominately located in Louisiana. Our various industrial mineral and construction aggregates properties are located across the United States and include minerals such as limestone, frac sand, lithium, copper, lead and zinc. We lease a portion of these minerals to third parties in exchange for royalty payments. The structure of these leases is similar to our coal leases, and these leases typically require minimum rental payments in addition to royalties. During 2022, we received $3.3 million in aggregates royalty revenues, including overriding royalty revenues. We also own forest assets, primarily in West Virginia, which generate revenues from the forestland through carbon offset credits and timber sales.

Carbon Neutral Initiatives

We continue to identify alternative revenue sources across our large portfolio of land and mineral assets. The types of opportunities include the sequestration of carbon dioxide ("CO2") underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy. As with our existing mineral activities, we do not plan to develop or operate carbon sequestration or carbon neutral energy projects ourselves but we plan to lease our acreage to companies that will conduct those operations in exchange for payment of royalties and other fees to us. While the timing and likelihood of additional cash flows being realized from these activities is uncertain, we believe our large ownership footprint throughout the United States will provide additional opportunities to create value in this regard and position us as a key beneficiary of the transitional energy economy with minimal capital investment.

We executed our first carbon neutral project in the fourth quarter of 2021 through the sale of 1.1 million carbon offset credits for $13.8 million. The offset credits were issued to us by the California Air Resources Board under its cap-and-trade program and represent 1.1 million metric tons of carbon sequestered in approximately 39,000 acres of our forestland in West Virginia.

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

Renewable Energy. In addition, we believe portions of our asset base across the United States possess the geologic characteristics and geographical locations necessary for geothermal, solar and wind energy development. With regards to geothermal, the technology to generate safe and reliable “green” electricity using heat found deep underground is advancing rapidly. Once limited to the geologic “hot spots,” new technology has made geothermal energy projects feasible in many places previously thought impossible. Our geothermal opportunities are predominately located in the South, Midwest and Northwest parts of the United States. In the third quarter of 2022 we executed our first geothermal lease with the potential to generate up to 15 megawatts of electricity. With regards to wind and solar energy opportunities, we are actively engaged in discussions for potential use of our acreage for these types of renewable energy developments predominantly in Kentucky and West Virginia.

Soda Ash Segment

We own a 49% non-controlling equity interest in Sisecam Wyoming. Sisecam Resources LP, our operating partner ("Sisecam Resources"), controls and operates Sisecam Wyoming. Sisecam Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries. Sisecam Resources is a publicly traded master limited partnership that depends on distributions from Sisecam Wyoming in order to make distributions to its public unitholders. As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company. We have limited approval rights with respect to Sisecam Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures.

In December 2021, Sisecam Resources, the owner of the remaining 51% of our soda ash business was subject to a change in control. Prior to the transaction, Sisecam Wyoming was referred to as Ciner Wyoming and Sisecam Resources was referred to as Ciner Resources L.P. Upon closing of the transaction, Ciner Enterprises Inc., the indirect owner of approximately 74% of the partnership units of Ciner Resources L.P., sold 60% of its interest in Ciner Resources Corporation, the parent company of Ciner Resources L.P., to Sisecam Chemicals USA Inc. (“Sisecam USA”), an indirect subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş. Ciner Resources Corporation subsequently changed its name to Sisecam Chemical Resources LLC and Ciner Resources L.P. changed its name to Sisecam Resources L.P. Following the transaction, we continue to have the right to appoint three of the seven Board of Managers of Sisecam Wyoming. Sisecam USA has the right to direct the appointment of four members of the Sisecam Wyoming Board of Managers that are allocated to Sisecam Resources.

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

Sisecam Wyoming’s Green River Basin surface operations are situated on approximately 2,360 acres in Wyoming (of which, 880 acres are owned by Sisecam Wyoming), and its mining operations consist of approximately 24,000 acres of leased and licensed subsurface mining area. The facility is accessible by both road and rail. Sisecam Wyoming uses seven large continuous mining machines and 14 underground shuttle cars in its mining operations. Its processing assets consist primarily of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.

In trona ore processing, insoluble materials and other impurities are removed by thickening and filtering liquor, a solution consisting of sodium carbonate dissolved in water. Sisecam Wyoming then adds activated carbon to filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. The resulting material is dried in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Sisecam Wyoming’s storage silos can hold over 58,900 short tons of processed soda ash at any given time. The facility is in good working condition and has been in service for more than 60 years.

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

Shipping and Logistics. For the year ended December 31, 2022, Sisecam Wyoming assisted the majority of its domestic customers in arranging their freight services. All of the soda ash produced is shipped by rail or truck from the Green River Basin facility. For the year ended December 31, 2022, Sisecam Wyoming shipped over 90% of its soda ash to its customers initially via a single rail line owned and controlled by Union Pacific Railroad Company ("Union Pacific"). The Sisecam Wyoming plant receives rail service exclusively from Union Pacific. The agreement with Union Pacific expires on December 31, 2025 and there can be no assurance that it will be renewed on terms favorable to Sisecam Wyoming or at all. If Sisecam Wyoming does not ship at least a significant portion of its soda ash production on the Union Pacific rail line during a twelve-month period, they must pay Union Pacific a shortfall payment under the terms of its transportation agreement. During 2022, Sisecam Wyoming had no shortfall payments and does not expect to make any such payments in the future. A leased fleet of more than 2,200 hopper cars serve as dedicated modes of shipment to Sisecam Wyoming's domestic and international customers. For exports, soda ash is shipped on unit trains primarily out of Longview, Washington for bulk shipments. Sisecam Wyoming has contracts securing its export capacity in bulk vessels and containers vessels. From these ports, soda ash is loaded onto ships for delivery to ports all over the world. Sisecam Wyoming ships to customers on Cost and Freight ("CFR") and Cost, Insurance, and Freight ("CIF") basis where they pay for ocean freight and charge the customer directly for these freight costs. Sisecam Wyoming has yearly and multiyear contracts for a portion of its ocean freight with vessel owners and carriers securing capacity and reducing market risk fluctuation.

Customers. Sisecam Wyoming generated approximately half of its gross revenue from export sales, which consist of both customers as well as distributors who serve as its channel partners in certain markets. The two largest customers in its portfolio are distributors in its export network who, on a combined basis, make up 26% of its total gross revenue.

For customers in North America, Sisecam Chemical Resources LLC ("Sisecam Chemical Resources") typically enters into contracts on Sisecam Wyoming’s behalf with terms ranging from one to three years. Sisecam Chemical Resources is the parent company of the sole member of the general partner of our operating partner, Sisecam Resources. Sisecam Chemical Resources is owned 60% by Sisecam USA and 40% by Ciner Enterprises Inc. Under these contracts, customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements at a fixed price for a given calendar year. Although Sisecam Wyoming does not have “take or pay” arrangements with its customers, substantially all sales are made pursuant to written agreements and not through spot sales. In 2022, Sisecam Wyoming had more than 80 domestic customers and has had long-term relationships with the majority of its customers.

Sisecam Wyoming’s customers consist primarily of glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world, and chemical and detergent manufacturing companies.

Sisecam Chemicals has now completed two full years directly managing its international sales, marketing and logistics activities since exiting ANSAC at the end of 2020. Sisecam Chemicals took direct control of these activities to improve access to customers and gain control over placement of its sales in the international marketplace. This enhanced view of the global market allows Sisecam chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as its business requires in certain target areas.

Leases and License. Sisecam Wyoming is party to several mining leases and one license for its subsurface mining rights. Some of the leases are renewable at Sisecam Wyoming’s option upon expiration. Sisecam Wyoming pays royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC, a subsidiary of Sweetwater Trona OpCo LLC and the successor in interest to the license with the Rock Springs Royalty Company LLC, an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation). The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from the Green River Basin facility. Sisecam Wyoming is also obligated to pay annual rentals to its lessors and licensor regardless of actual sales. In addition, Sisecam Wyoming pays a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced. Sisecam Wyoming has a perpetual right to continue operating under these leases and license as long as it maintains continuous mining operations and intends to continue renewing the leases and license as has been historical practice.

Expansion Project. Sisecam Wyoming announced a significant capacity expansion capital project in 2019 that could increase production levels to up to 3.5 million tons of soda ash per year. Basic design work and cost analysis were completed and necessary permits were obtained. However, in light of significant cost inflation, Sisecam Wyoming has decided not to proceed with the project at this time. Sisecam Wyoming continues to remain focused on evaluating capacity expansion opportunities.

As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. Our partner, Sisecam Resources, manages the mining and plant operations. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company.

Significant Customers

We have a significant concentration of revenues from Alpha, with total revenues of $102.4 million in 2022 from several different mining operations, including wheelage revenues. We also have a significant concentration of revenues with Foresight and its subsidiaries, with total revenues of $65.6 million in 2022 from all of their mining operations, including transportation and processing services revenues, coal overriding royalty revenues and wheelage revenues. For additional information on significant customers, refer to "Item 8. Financial Statements and Supplementary Data—Note 14. Major Customers."

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

Title to Property

We owned substantially all of our coal and aggregates mineral rights in fee as of December 31, 2022. We lease the remainder from unaffiliated third parties. Sisecam Wyoming leases or licenses its trona. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operation of our business.

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

Air Emissions

The Clean Air Act and corresponding state and local laws and regulations affect all aspects of our business. The Clean Air Act directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings that are focused on emissions from coal-fired electric generating facilities, including the Cross-State Air Pollution Rule ("CSAPR"), regulating emissions of nitrogen oxide ("NOx") and sulfur dioxide, and the Mercury and Air Toxics Rule ("MATS"), regulating emissions of hazardous air pollutants. In March 2021, the U.S. Environmental Protection Agency ("EPA") revised the CSAPR to require additional emissions reductions of NOx from power plants in twelve states. Further, in April 2022, EPA published a proposed rule to build on the CSAPR by imposing Federal Implementation Plans on over 20 states to implement the 2015 National Ambient Air Quality Standards (NAAQS) for ozone. Installation of additional emissions control technologies and other measures required under EPA regulations make it more costly to operate coal-fired power plants and could make coal a less attractive or even effectively prohibited fuel source in the planning, building and operation of power plants in the future. These rules and regulations have resulted in a reduction in coal’s share of power generating capacity, which has negatively impacted our lessees’ ability to sell coal and our coal-related revenues. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues.

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

In August 2015, EPA published its final Clean Power Plan ("CPP") Rule, a multi-factor plan designed to cut carbon pollution from existing power plants, including coal-fired power plants. The rule required improving the heat rate of existing coal-fired power plants and substituting lower carbon-emission sources like natural gas and renewables in place of coal. As promulgated, the rule would force many existing coal-fired power plants to incur substantial costs in order to comply or alternatively result in the closure of some of these plants, likely resulting in a material adverse effect on the demand for coal by electric power generators. The rule was being challenged by several states, industry participants and other parties in the United States Court of Appeals for the District of Columbia Circuit. In February 2016, the Supreme Court of the United States stayed the CPP Rule pending a decision by the District of Columbia Circuit as well as any subsequent review by the Supreme Court. In April 2017, the United States Court of Appeals for the District of Columbia Circuit granted EPA’s motion to hold the litigation in abeyance. In December 2017, EPA issued a proposed rule repealing the CPP Rule and issued an Advance Notice of Proposed Rulemaking soliciting information regarding a potential replacement rule to the CPP Rule. In August 2018, EPA formally proposed the Affordable Clean Energy ("ACE") Rule, which would replace the CPP Rule. The ACE Rule contemplates a narrower approach than the CPP Rule, focusing on efficiency improvements at existing power plants and eliminating the CPP Rule’s broader goals that envisioned switches to non-fossil fuel energy sources and the implementation of efficiency measures on demand-side entities, which the EPA now considers beyond the reach of its authority under the Clean Air Act. The ACE Rule would also omit specific numerical emissions targets that had been established under the CPP Rule. The ACE Rule went into effect on September 6, 2019. As a result, the United States Court of Appeals for the District of Columbia Circuit dismissed the pending challenges to the CPP Rule as moot. The ACE Rule was challenged by public health groups, environmental groups, states, municipalities, industry groups, and power providers. The legal challenges were consolidated as American Lung Assoc. v. EPA before the D.C. Circuit Court of Appeals. Dozens of parties and over 170 amici filed briefs on the merits, and oral argument was held before a three-judge panel in October 2020. In January 2021, the D.C. Circuit issued a written opinion holding that the ACE Rule was based on EPA’s “erroneous legal premise” that when it determines the “best system of emission reduction” for existing sources, the Clean Air Act mandates that EPA may only consider emission reduction measures that can be applied at and/or to a stationary source (often referred to as “inside-the-fence” measures). The Court vacated the rule, essentially reimplementing the CPP and leaving EPA to decide whether to stick with the CPP or to pursue a new rulemaking. In June 2022, the Supreme Court issued a written opinion, West Virginia v. EPA, in which the Court invalidated the CPP because EPA lacked the authority to promulgate such an expansive rule under the “Major Questions Doctrine.” It is unclear whether the Biden administration will issue a replacement of the CPP.

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

Hazardous Materials and Waste

The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or the Superfund law) and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered responsible for having contributed to the release of a “hazardous substance” into the environment. We could become liable under federal and state Superfund and waste management statutes if our lessees are unable to pay environmental cleanup costs relating to hazardous substances. In addition, we may have liability for environmental clean-up costs in connection with Sisecam Wyoming's soda ash businesses.

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

Employees and Labor Relations

As of December 31, 2022, affiliates of our general partner employed 54 people who directly supported our operations. None of these employees were subject to a collective bargaining agreement.

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

Corporate Governance Matters

Our Code of Business Conduct and Ethics, our Disclosure Controls and Procedures Policy and our Corporate Governance Guidelines adopted by our Board of Directors, as well as the charter for our Audit Committee are available on our website at www.nrplp.com. Copies of our annual report, our Code of Business Conduct and Ethics, our Disclosure Controls and Procedures Policy, our Corporate Governance Guidelines and our committee charters will be made available upon written request to our principal executive office at 1415 Louisiana St., Suite 3325, Houston, Texas 77002.

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

Our partnership agreement requires our consolidated leverage ratio to be less than 3.25x in order to make quarterly distributions on the common units in an amount in excess of $0.45 per unit.

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

As of December 31, 2022, we and our subsidiaries had approximately $169.1 million of total indebtedness. The terms and conditions governing the indenture for Opco’s revolving credit facility and senior notes:

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, including payment of distributions on the preferred units. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, borrow more money, or sell assets or raise equity at unattractive prices, including higher interest rates. We are required to make substantial principal repayments each year in connection with Opco’s senior notes, with approximately $40 million due thereunder during 2023. To the extent we borrow to make some of these payments, we may not be able to refinance these amounts on terms acceptable to us, if at all. We may not be able to refinance our debt, sell assets, borrow more money or access the bank and capital markets on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our debt agreements will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

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

As economic activity began to recover throughout 2021 and 2022, so did supply and demand for coal and soda ash. While the outbreak appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 emerged, including the highly transmissible Delta and Omicron variants, spreading throughout the United States and globally and causing significant uncertainty. The full extent to which the COVID-19 pandemic will impact our results is not fully known and is evolving, and will depend on future developments, which are highly uncertain and cannot be predicted. These include the severity, duration and spread of COVID-19, the success of actions taken by governments and health organizations to combat the disease and treat its effects, including additional remedial legislation, the emergence of any new COVID-19 variants that may arise, the timing, availability, effectiveness and adoption rates of vaccines and treatments and the extent to which, and when, general economic and operating conditions recover. Accordingly, any resulting financial impact cannot be reasonably estimated at this time but such amounts may be material. To the extent our board of directors deems necessary, it may determine to suspend cash distributions in future quarters as a result of the pandemic.

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

To the extent our lessees are unable to economically produce coal over the long term, the carrying value of our coal mineral rights could be adversely affected. A long-term asset generally is deemed impaired when the future expected cash flow from its use and disposition is less than its book value. For the year ended December 31, 2022, we recorded impairment charges of approximately $4.5 million related to properties that we believe our current or future lessees are unable to operate profitably. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

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

Challenges in the coal mining industry have led to significant consolidation activity. We own significant interests in several of Alpha's mining operations, which accounted for approximately 26% of our total revenues in 2022. We also own significant interests in all of Foresight’s mining operations, which accounted for approximately 17% of our total revenues in 2022. Certain other lessees have made acquisitions over the past few years resulting in their having an increased interest in our coal. Any interruption in these lessees’ ability to make royalty payments to us could have a disproportionate material adverse effect on our business and results of operations.

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

Increased attention to climate change, environmental, social and governance (ESG) matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, and investor and societal expectations regarding ESG matters and disclosures, may result in increased costs, reduced profits, increased investigations and litigation, and negative impacts on our access to capital.

Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and many of these ratings processes are inconsistent with each other. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Furthermore, if our competitors’ ESG performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead.

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

Sisecam Wyoming’s deca stockpiles will substantially deplete by 2024 and its production rates will decline approximately 200,000 short tons per year if Sisecam Wyoming does not make further investments or otherwise execute on one or more initiatives to prevent such decline.

In 2024, Sisecam Wyoming’s deca stockpiles will be substantially depleted and Sisecam Wyoming's production rates will decline approximately 200,000 short tons (approximately 7% of Sisecam Wyoming production), which would impact Sisecam Wyoming's profitability. While Sisecam Wyoming is currently evaluating whether and when to pursue one or more initiatives that could offset this decline as well as provide additional soda ash production above current rates, there is no guarantee that any such initiatives or investments will be executed successfully, in a timely manner, or if at all to enable Sisecam Wyoming to maintain its current rates of production.

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

In addition, Sisecam Wyoming transports its soda ash by rail or truck and ocean vessel. As a result, its business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Sisecam Wyoming’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Sisecam Wyoming may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces. In addition, rail operations are subject to various risks that may result in a delay or lack of service at Sisecam Wyoming’s facility, and alternative methods of transportation are impracticable or cost prohibitive. For the year ended December 31, 2022, Sisecam Wyoming shipped over 90% of its soda ash from the Green River facility on a single rail line owned and controlled by Union Pacific. Any substantial interruption in or increased costs related to the transportation of Sisecam Wyoming’s soda ash or the failure to renew the rail contract on favorable terms could have a material adverse effect on our financial condition and results of operations.

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

At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. We currently own assets and conduct business in several states, many of which impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in a jurisdiction in which we operate or in other jurisdictions to which we may expand could substantially reduce the cash available for distribution to our unitholders.

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

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.

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

Our unitholders are required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us. Our unitholders' share of our portfolio income may be taxable to them even though they receive other losses from our activities.

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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs) raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Additionally, all or part of any gain recognized by such tax-exempt organization upon a sale or other disposition of our units may be unrelated business taxable income and may be taxable to them. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to their income and gain from owning our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. In addition to the withholding tax imposed on distributions of effectively connected income, distributions to a non-U.S. unitholder will also be subject to a 10% withholding tax on the amount of any distribution in excess of our cumulative net income. As we do not compute our cumulative net income for such purposes due to the complexity of the calculation and lack of clarity in how it would apply to us, we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to such 10% withholding tax. Accordingly, distributions to a non-U.S. unitholder will be subject to a combined withholding tax rate equal to the sum of the highest applicable effective tax rate and 10%.

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to consult a tax advisor to determine whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

While we presently maintain insurance coverage to protect against cybersecurity risks, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber-attacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NRP Common Units

Our common units are listed and traded on the NYSE under the symbol "NRP." As of February 16, 2023, there were approximately 11,000 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and footnotes included elsewhere in this filing. Our discussion and analysis consists of the following subjects:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Inflation
•	Environmental Regulation
•	Related Party Transactions
•	Summary of Critical Accounting Estimates
•	Recent Accounting Standards

As used in this Item 7, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and was a co-issuer with NRP on the 9.125% senior notes due 2025 (the "2025 Senior Notes").

Non-GAAP Financial Measures

Distributable Cash Flow

Distributable cash flow ("DCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from asset sales and disposals, including sales of discontinued operations, and return of long-term contract receivables, less maintenance capital expenditures. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

Free Cash Flow

Free cash flow ("FCF") represents net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables, less maintenance and expansion capital expenditures and cash flow used in acquisition costs classified as investing or financing activities. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

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

Leverage Ratio

Leverage ratio represents the outstanding principal of NRP's debt at the end of the period divided by the last twelve months' Adjusted EBITDA as defined above. NRP believes that leverage ratio is a useful measure to management and investors to evaluate and monitor the indebtedness of NRP relative to its ability to generate income to service such debt and in understanding trends in NRP’s overall financial condition. Leverage ratio may not be calculated the same for us as for other companies and is not a substitute for, and should not be used in conjunction with, GAAP financial ratios.

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

Our financial results by segment for the year ended December 31, 2022 are as follows:

	Operating Segments		Corporate and
(In thousands)	Mineral Rights	Soda Ash	Financing	Total
Revenues and other income	$329,167	$59,795	$—	$388,962
Net income (loss)	$267,448	$59,635	$(58,591)	$268,492
Asset impairments	4,457	—	—	4,457
Net income (loss) excluding asset impairments	$271,905	$59,635	$(58,591)	$272,949
Adjusted EBITDA (1)	$294,424	$44,675	$(21,852)	$317,247

Cash flow provided by (used in) continuing operations
Operating activities	$262,807	$44,672	$(40,641)	$266,838
Investing activities	$2,806	$—	$(118)	$2,688
Financing activities	$(614)	$—	$(365,341)	$(365,955)
Distributable cash flow (1)	$265,613	$44,672	$(40,759)	$269,526
Free cash flow (1)	$264,530	$44,672	$(40,759)	$268,443
Cash flow cushion (1)	N/A	N/A	N/A	$145,084

(1)	See"—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Business Outlook and Quarterly Distributions

We generated $266.8 million of operating cash flow and $268.4 million of free cash flow during the year ended December 31, 2022, and ended the year with $99.1 million of liquidity consisting of $39.1 million of cash and cash equivalents and $60 million of borrowing capacity under our Opco Credit Facility. During the year, we refinanced, upsized, and extended our Opco Credit Facility to $130 million due 2027. Also during the year, we permanently retired all $300 million of our 2025 Senior Notes. As of December 31, 2022 our leverage ratio was 0.5x.

In February 2023, the Board of Directors declared a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2022 as well as a $7.5 million cash distribution on the preferred units with respect to the fourth quarter of 2022. Additionally, NRP has announced it will pay a one-time, special cash distribution of $2.43 in March 2023 to help cover unitholder tax liabilities for 2022. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

In February 2023, we received a notice from holders of our Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. We chose to redeem the preferred units for $47.5 million in cash plus any accrued and unpaid distributions, utilizing cash on hand and borrowings under our revolving credit facility. Of the originally issued 250,000 Class A Preferred Units, 202,501 Class A Preferred Units remain outstanding as of the date of this report.

Mineral Rights Business Segment

Metallurgical coal prices reached historical highs and were the primary driver of strong segment performance. Numerous factors continue to provide support for met pricing. Supply chain disruptions, labor shortages and years of underinvestment in new coal production capacity continue to undermine producers’ ability to bring new production online to meet demand. While met prices have pulled back from the peaks reached last year, we continue to believe met prices will remain well-supported for the foreseeable future.

Thermal coal prices also reached record highs in 2022, but have declined significantly in recent months due to unusually warm weather in Europe and North America as well as lower natural gas prices. While we do not expect to see thermal prices rebound to last year’s levels, many of the factors that provided support to prices over the last year still exist. Boycotts of Russian coal continue to force European buyers to source coal from other regions, including the U.S. Operators will continue to be burdened by labor shortages, pressure from governments, regulators, activists, and capital providers, which will limit ability to increase thermal production to meet demand. China appears to be relaxing its three-year ban on Australian coal imports with the recent approvals for several Chinese companies to buy Australian coal. Additional demand from a Chinese economy emerging from a zero-COVID policy should provide additional support for prices. We expect these factors to keep thermal prices elevated relative to historical levels for the foreseeable future

We continue to explore and identify carbon neutral revenue sources across our large portfolio of land and mineral assets. The types of opportunities include the sequestration of carbon dioxide underground and in standing forests, and the generation of green electricity using geothermal, solar, and wind energy. We own the rights to sequester carbon dioxide ("CO2") on approximately 3.5 million acres of pore space in the southern United States. As announced previously, in the first quarter of 2022 we executed our first subsurface CO2 sequestration lease on 75,000 acres of underground pore space we own in southwest Alabama with the potential to store over 300 million metric tons of CO2. In October of 2022, we announced our second subsurface CO2 transaction with the execution of a lease for approximately 65,000 acres of pore space we control near southeast Texas with estimated storage capacity of at least 500 million metric tons of CO2. In total, we have approximately 140,000 acres of pore space under lease for carbon sequestration with estimated CO2 storage capacity of 800 million metric tons. While the timing and likelihood of additional cash flows being realized from these activities is uncertain, we believe our large ownership footprint throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us.

Soda Ash Business Segment

Revenues and other income during the year ended December 31, 2022 were higher by $37.9 million compared to the prior year period primarily as a result of increased international sales prices. Cash provided by operating activities and free cash flow during the year ended December 31, 2022 increased $33.6 million as compared to the prior year period due to Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021.

Strong international sales at Sisecam Wyoming for the year ended December 31, 2022, more than offset input cost inflation, supply chain difficulties, and softening demand in the second half of the year due to China's Zero-Covid policy and concerns of slowing economic growth.

Results of Operations

Year Ended December 31, 2022 and 2021 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Year Ended December 31,			Percentage
Operating Segment (In thousands)	2022	2021	Increase	Change
Mineral Rights	$329,167	$194,493	$134,674	69%
Soda Ash	59,795	21,871	37,924	173%
Total	$388,962	$216,364	$172,598	80%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Year Ended December 31,		Increase	Percentage
(In thousands, except per ton data)	2022	2021	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,696	1,335	361	27%
Central	13,646	12,279	1,367	11%
Southern	1,784	1,571	213	14%
Total Appalachia	17,126	15,185	1,941	13%
Illinois Basin	11,135	9,388	1,747	19%
Northern Powder River Basin	4,288	3,151	1,137	36%
Gulf Coast	385	55	330	600%
Total coal sales volumes	32,934	27,779	5,155	19%

Coal royalty revenue per ton
Appalachia
Northern	$8.75	$6.51	$2.24	34%
Central	10.47	5.71	4.76	83%
Southern	13.50	9.14	4.36	48%
Illinois Basin	2.50	2.12	0.38	18%
Northern Powder River Basin	4.07	3.54	0.53	15%
Gulf Coast	0.58	0.60	(0.02)	(3)%
Combined average coal royalty revenue per ton	6.90	4.47	2.43	54%

Coal royalty revenues
Appalachia
Northern	$14,836	$8,691	$6,145	71%
Central	142,930	70,149	72,781	104%
Southern	24,076	14,355	9,721	68%
Total Appalachia	181,842	93,195	88,647	95%
Illinois Basin	27,856	19,917	7,939	40%
Northern Powder River Basin	17,437	11,151	6,286	56%
Gulf Coast	223	33	190	576%
Unadjusted coal royalty revenues	227,358	124,296	103,062	83%
Coal royalty adjustment for minimum leases	(402)	(20,207)	19,805	98%
Total coal royalty revenues	$226,956	$104,089	$122,867	118%

Other revenues
Production lease minimum revenues	$5,854	$14,269	$(8,415)	(59)%
Minimum lease straight-line revenues	18,792	20,564	(1,772)	(9)%
Carbon neutral initiative revenues	8,600	13,790	(5,190)	(38)%
Wheelage revenues	13,961	10,065	3,896	39%
Property tax revenues	5,878	6,028	(150)	(2)%
Coal overriding royalty revenues	3,434	4,367	(933)	(21)%
Lease amendment revenues	3,201	4,696	(1,495)	(32)%
Aggregates royalty revenues	3,299	1,889	1,410	75%
Oil and gas royalty revenues	16,161	4,506	11,655	259%
Other revenues	877	933	(56)	(6)%
Total other revenues	$80,057	$81,107	$(1,050)	(1)%
Royalty and other mineral rights	$307,013	$185,196	$121,817	66%
Transportation and processing services revenues	21,072	9,052	12,020	133%
Gain on asset sales and disposals	1,082	245	837	342%
Total Mineral Rights segment revenues and other income	$329,167	$194,493	$134,674	69%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the year ended December 31, 2022. Total coal royalty revenues increased $122.9 million from 2021 to 2022. Strong coal prices in 2022 were primarily driven by improved demand combined with a limited ability for operators to increase production due to ongoing labor shortages, global supply chain interruptions, and limited access to capital. The discussion by region is as follows:

•	Appalachia: Coal royalty revenues increased $88.6 million primarily due to increased coal sales prices and volumes during the year ended December 31, 2022, as compared to the prior year.
•

Illinois Basin: Coal royalty revenues increased $7.9 million primarily due to higher sales volumes and increased sales prices during the year ended December 31, 2022 as compared during the prior year. Revenues recognized from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight in 2020 pursuant to which Foresight agreed to pay NRP fixed cash payments in 2020 and 2021 to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.

•

Northern Powder River Basin: Coal royalty revenues increased $6.3 million primarily due to increased sales volumes as our lessee mined more on our property during 2022 as compared to 2021in accordance with its mine plan.

Other Revenues

Other revenues decreased $1.1 million during the year ended December 31, 2022 as compared to the prior year primarily due to the following:

•	An $8.4 million decrease in production lease minimum revenues primarily due to the lease amendment with Foresight whereas transportation and processing revenues were based on the recognition of a fixed amount in 2021.
•	A $5.2 million decrease in carbon neutral initiative revenues as compared to the prior year. Revenues recognized in 2022 related to carbon neutral transactions that included subsurface CO2 storage and geothermal while revenues recognized in 2021 related to forest CO2 sequestration revenues.

These decreases were partially offset by an $11.7 million increase in oil and gas royalty revenues primarily due to new wells and increased natural gas prices as compared to the prior year.

Transportation and Processing Services Revenues

Transportation and processing services revenues increased $12.0 million during the year ended December 31, 2022 as compared to the prior year primarily due to the lease amendment with Foresight whereas transportation and processing revenues were based on the recognition of a fixed amount in 2021. Revenues from Foresight in 2022 represented traditional royalty and minimum payments and were greater than the fixed revenue from 2021.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $37.9 million compared to the prior year primarily as a result of increased international sales prices.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Year Ended December 31,		Increase	Percentage
(In thousands)	2022	2021	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$34,903	$27,049	$7,854	29%
Depreciation, depletion and amortization	22,519	19,075	3,444	18%
General and administrative expenses	21,852	17,360	4,492	26%
Asset impairments	4,457	5,102	(645)	(13)%
Total operating expenses	$83,731	$68,586	$15,145	22%

Other expenses, net
Interest expense, net	$26,274	$38,876	$(12,602)	(32)%
Loss on extinguishment of debt	10,465	—	10,465	100%
Total other expenses, net	$36,739	$38,876	$(2,137)	(5)%

Total operating expenses increased $15.1 million primarily due to the following:

•

A $7.9 million increase in operating and maintenance expenses primarily as a result of higher overriding royalty expense from an agreement with WPPLP in 2022 as compared to 2021. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property.

•

A $4.5 million increase in general and administrative expenses primarily due to increased incentive compensation expense incurred during 2022 as a result of the Partnership's improved performance as compared to the prior year.

•

A $3.4 million increase in depreciation, depletion and amortization expense primarily as a result of higher Illinois Basin coal royalty sales volumes during the year ended December 31, 2022, as compared to the prior year.

Total other expenses, net decreased $2.1 million primarily due to a $12.6 million decrease in interest expense, net as a result of less debt outstanding as compared to the prior year, partially offset by a $10.5 million loss on early extinguishment of debt related to the premiums and fees incurrent and write-off of debt issuance costs associated with the retirement of the 2025 Senior Notes during the year ended December 31, 2022.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2022
Net income (loss)	$267,448	$59,635	$(58,591)	$268,492
Less: equity earnings from unconsolidated investment	—	(59,795)	—	(59,795)
Add: total distributions from unconsolidated investment	—	44,835	—	44,835
Add: interest expense, net	—	—	26,274	26,274
Add: loss on extinguishment of debt	—	—	10,465	10,465
Add: depreciation, depletion and amortization	22,519	—	—	22,519
Add: asset impairments	4,457	—	—	4,457
Adjusted EBITDA	$294,424	$44,675	$(21,852)	$317,247

December 31, 2021
Net income (loss)	$143,412	$21,702	$(56,212)	$108,902
Less: equity earnings from unconsolidated investment	—	(21,871)	—	(21,871)
Add: total distributions from unconsolidated investment	—	11,270	—	11,270
Add: interest expense, net	24	—	38,852	38,876
Add: depreciation, depletion and amortization	19,075	—	—	19,075
Add: asset impairments	5,102	—	—	5,102
Adjusted EBITDA	$167,613	$11,101	$(17,360)	$161,354

Net income increased $159.6 million primarily due to the increases in revenues and other income, partially offset by increased operating expenses, both as discussed above. Adjusted EBITDA increased $155.9 million primarily due to a $126.8 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income during the year ended December 31, 2022 as discussed above and a $33.6 million increase in Adjusted EBITDA within our Soda Ash segment as a result of higher cash distributions received from Sisecam Wyoming during the year ended December 31, 2022 as compared to the prior year due to Sisecam Wyoming reinstating its regular quarterly cash distributions beginning in the fourth quarter of 2021.

Distributable Cash Flow ("DCF"), Free Cash Flow ("FCF") and Cash Flow Cushion (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
December 31, 2022
Cash flow provided by (used in) continuing operations
Operating activities	$262,807	$44,672	$(40,641)	$266,838
Investing activities	2,806	—	(118)	2,688
Financing activities	(614)	—	(365,341)	(365,955)

December 31, 2021
Cash flow provided by (used in) continuing operations
Operating activities	$159,845	$11,106	$(49,147)	$121,804
Investing activities	2,412	—	—	2,412
Financing activities	(1,132)	—	(87,354)	(88,486)

The following tables reconcile net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF, FCF and cash flow cushion:

	Operating Segments
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
December 31, 2022
Net cash provided by (used in) operating activities of continuing operations	$262,807	$44,672	$(40,641)	$266,838
Add: proceeds from asset sales and disposals	1,083	—	—	1,083
Add: return of long-term contract receivable	1,723	—	—	1,723
Less: maintenance capital expenditures	—	—	(118)	(118)
Distributable cash flow	$265,613	$44,672	$(40,759)	$269,526
Less: proceeds from asset sales and disposals	(1,083)	—	—	(1,083)
Free cash flow	$264,530	$44,672	$(40,759)	$268,443
Less: mandatory Opco debt repayments				(39,396)
Less: preferred unit distributions and redemption of PIK units				(49,579)
Less: common unit distributions				(34,384)
Cash flow cushion				$145,084

	Operating Segments
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
December 31, 2021
Net cash provided by (used in) operating activities of continuing operations	$159,845	$11,106	$(49,147)	$121,804
Add: proceeds from asset sales and disposals	249	—	—	249
Add: return of long-term contract receivable	2,163	—	—	2,163
Distributable cash flow	$162,257	$11,106	$(49,147)	$124,216
Less: proceeds from asset sales and disposals	(249)	—	—	(249)
Less: acquisition costs	(1,000)	—	—	(1,000)
Free cash flow	$161,008	$11,106	$(49,147)	$122,967
Less: mandatory Opco debt repayments				(39,396)
Less: preferred unit distributions				(15,571)
Less: common unit distributions				(22,645)
Less: warrant cash settlement				(9,183)
Cash flow cushion				$36,172

Cash provided by operating activities, DCF and FCF increased $145.0 million, $145.3 million and $145.5 million, respectively, primarily due to the following:

•	Mineral Rights Segment: Cash provided by operating activities, DCF and FCF increased $103.0 million, $103.4 million and $103.5 million, respectively primarily due to the segment's increase in revenues and other income as discussed above.
•	Soda Ash Segment: Cash provided by operating activities, DCF and FCF increased $33.6 million as a result of higher cash distributions received from Sisecam Wyoming in 2022 as compared to the prior year as discussed above.
•	Corporate and Financing Segment: Cash used by operating activities decreased $8.5 million and DCF and FCF increased $8.4 million primarily due to lower cash paid for interest in 2022 as a result of the repayments of our 2025 Senior Notes during the year.

Cash flow cushion increased $108.9 million as a result of the increase in FCF discussed above and $9.2 million of cash used to settle the exercise of certain of our warrants in 2021, partially offset by:

•

$34.0 million of increased cash paid with respect to our preferred units. In 2021 we paid half of our preferred unit distributions in kind and in 2022 we paid all of our preferred unit distributions in cash and redeemed the outstanding paid-in-kind units.

•	$11.7 million of increased cash used for common unit distributions as a result of increasing our common unit distributions to $0.75/unit beginning in the second quarter of 2022.

For discussion of our Results of Operations comparing 2021 to 2020, refer to our 2021 Annual Report on Form 10-K filed March 15, 2022 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2022, we had total liquidity of $99.1 million, consisting of $39.1 million of cash and cash equivalents and $60 million in borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $40 million of principal repayments on Opco’s senior notes in 2023. As discussed previously, during 2022 we permanently retired all of our 9.125% Senior Notes due 2025 and had $70 million drawn on our Opco Credit Facility as of December 31, 2022. We believe our liquidity position provides us with the flexibility to continue paying down debt and manage our business. As of December 31, 2022 our leverage ratio was 0.5x. The following table calculates our leverage ratio:

(In thousands)	For the Year Ended December 31, 2022
Adjusted EBITDA	$317,247
Debt—at December 31, 2022	$169,087
Leverage Ratio	0.5x

Cash Flows

Year Ended December 31, 2022 and 2021 Compared

Cash flows provided by operating activities increased $145.0 million, from $121.8 million in the year ended December 31, 2021 to $266.8 million in the year ended December 31, 2022 primarily related to increased revenues and other income within our Mineral Rights segment, higher cash distributions received from Sisecam Wyoming, and less cash paid for interest as compared to the prior year, all as discussed above.

Cash flows used in financing activities increased $277.5 million, from $88.5 million in the year ended December 31, 2021 to $366.0 million in the year ended December 31, 2022 primarily due to the following:

•	$300.0 million of cash used to retire all of our 2025 Senior Notes in 2022;
•	$19.6 million of cash used to redeem the preferred units paid-in-kind during the first quarter of 2022;
•	$14.4 million of increased cash used for preferred unit distributions as a result of paying all of our preferred unit distributions in cash in 2022 as compared to a portion in kind in 2021;
•	$11.9 million of increased cash used for other items, net, which primarily related to the premiums paid related to the repayment of the 2025 Senior Notes in 2022; and
•	$11.7 million of increased cash used for distributions to common unitholders and the general partner as a result of increasing our common unit distributions to $0.75/unit beginning in the second quarter of 2022.

These increases in cash flow used were partially offset by $70 million of borrowings on our Opco Credit Facility in 2022 and $9.2 million of cash used in 2021 to settle the exercise of certain of our warrants.

For discussion of our Cash Flows comparing 2021 to 2020, refer to our 2021 Annual Report on Form 10-K filed March 15, 2022 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of December 31, 2022 and 2021:

	December 31,
(In thousands)	2022	2021
Current portion of long-term debt, net	$39,076	$39,102
Long-term debt, net	129,205	394,443
Total debt, net	$168,281	$433,545

We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in this Annual Report on Form 10-K.

Debt Obligations

The following table reflects our long-term, non-cancelable debt obligations as of December 31, 2022:

	Payments Due by Period
Debt Obligations (In thousands)	Total	2023	2024	2025	2026	2027	Thereafter
NRP:
Debt principal payments	$—	$—	$—	$—	$—	$—	$—
Debt interest payments	—	—	—	—	—	—	—
Opco:
Debt principal payments (including current maturities) (1)	169,087	39,396	31,028	14,332	14,331	70,000	—
Debt interest payments (2)	9,794	4,895	2,724	1,450	725	—	—
Total	$178,881	$44,291	$33,752	$15,782	$15,056	$70,000	$—

(1)	The amounts indicated in the table include principal due on Opco’s senior notes and credit facility.
(2)	The amounts indicated in the table include interest due on Opco’s senior notes.

Inflation

Inflation in the United States has been relatively low in previous years, and despite rising costs beginning in 2021 and continuing into 2022, inflation did not have a material impact on operations for the years ended December 31, 2022, 2021 and 2020.

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

Oil and gas related revenues consist of revenues from royalties and overriding royalties and are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenues from those sales. Also included within oil and gas royalty revenues are lease bonus payments, which are generally paid upon the execution of a lease. We also have overriding royalty revenue interests in certain of our coal and aggregates mineral rights. Revenue from these interests is recognized over time based on when the coal is sold.

Carbon neutral initiative revenues. Revenues related to consideration received from carbon neutral initiatives that are recognized at a point in time upon satisfaction of our performance obligation.

Wheelage revenues. Revenues related to fees collected per ton to transport foreign coal across property we own that is recognized over time as transportation across our property occurs.

Other revenues. Other revenues consist primarily of rental payments and surface damage fees related to certain land we own and are recognized straight-line over time as it is earned. Other revenues also include property tax revenues. The majority of property taxes paid on our properties are reimbursable by the lessee and are recognized on a gross basis over time which affects the reimbursement of property taxes by the lessee. Property taxes we pay are included in operating and maintenance expenses on our Consolidated Statements of Comprehensive Income (Loss).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company for the year ended December 31, 2022, we are not required to include this disclosure in our 2022 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Natural Resource Partners L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Sisecam Wyoming LLC (Sisecam Wyoming), a limited liability company in which the Partnership has a 49% interest. In the consolidated financial statements, the Partnership’s investment in Sisecam Wyoming is stated at $306 million and $276 million as of December 31, 2022 and 2021, respectively, and the Partnership’s equity in the net income of Sisecam Wyoming is stated at $60 million in 2022, $22 million in 2021 and $11 million in 2020. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sisecam Wyoming, is based solely on the reports of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2023 expressed an unqualified opinion thereon.

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

Impairment Assessment of Mineral Rights

Description of the Matter

At December 31, 2022, the Partnership’s mineral rights, net totaled $412 million. As described in Note 2 to the consolidated financial statements, the Partnership evaluates its long-lived assets (inclusive of mineral rights) for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable (“triggering events”). Management evaluates various qualitative and quantitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Potential events or circumstances include, but are not limited to, reduction in economically recoverable tons or production ceasing on a property for an extended period.

Auditing the Partnership’s impairment trigger assessment involved our subjective judgment because, in determining whether a triggering event occurred, significant uncertainty exists with judgments management utilizes regarding the likelihood of future production and the likelihood of potential contract renewals or modifications, which rely on information reported by the Partnership’s lessee operators.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s impairment assessment process.  We tested controls over the Partnership’s process for identifying and evaluating potential triggers of impairment and related significant judgments.

To test the Partnership’s impairment assessment, our audit procedures included, among others, making inquiries of management (including personnel in operations) to understand changes in business, and evaluating the significant judgments used in the Partnership’s assessment. Specifically, we corroborated reserve information to new reserve studies when available. Additionally, we inspected the termination or significant modification of royalty-based lease contracts. We searched for and evaluated other publicly available information, such as legislative or regulatory changes and bankruptcy filings, that corroborates or contradicts management’s assessment.

/s/    Ernst & Young LLP

We have served as the Partnership’s auditor since 2002.

Houston, Texas

March 2, 2023

Report of Independent Registered Public Accounting Firm

Board of Managers and Members of

Sisecam Wyoming LLC

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sisecam Wyoming LLC (the “Company”) as of December 31, 2022, the related statements of operations and comprehensive income, members' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Agreements and Transactions with Affiliates

As presented in the financial statements and further as described in Notes 1, 2, 12, and 13 to the financial statements, the Company’s accounts receivable – affiliates, due to affiliates, cost of products sold – affiliates, selling, general and administrative expenses – affiliates account balances were $53,924 thousand, $6,061 thousand, $15,136 thousand, and $19,261 thousand as of and for the year ended December 31, 2022.  As the Company is a subsidiary and investee within two different global group structures, agreements directly between the Company and other affiliates, or indirectly between affiliates the Company does not control, can have a significant impact on recorded amounts or disclosures in the Company's financial statements, including any commitments and contingencies between the Company and affiliates or, potentially, third parties.

We identified the completeness and accuracy of the Company's upstream affiliate relationships, transactions, and commitments and contingences originating outside of Sisecam USA and Ciner Enterprises, Inc. group and the impact of such matters on the financial statements as a critical audit matter. Auditing these elements involved especially challenging auditor judgement due to the nature and extent of audit effort and knowledge required to address these matters, including the extent of audit procedures performed to search for completeness, then identify, assess, and test the accuracy of these transactions.

The primary procedures we performed to address this critical audit matter included:

●

Testing the Company’s affiliate listing for the year ended December 31, 2022, including testing the completeness and accuracy of the Company’s affiliate relationships, transactions, and commitments and contingencies originating outside of the Sisecam USA and Ciner Enterprises, Inc. group by (i) reading and evaluating publicly available financial filings and news sources related to the Company and its affiliates outside of the Sisecam USA and Ciner Enterprises, Inc. group, (ii) inspecting director and executive officer questionnaires from certain of the Company’s directors and officers, (iii) searching the general ledger for transactions with affiliates and for a selection of transactions, tracing to source documents, (iv) considering sources of information that were gathered during the audit that could indicate that affiliate relationships, transactions, and commitments and contingencies exist, (v) inquiring of executive officers, key members of management, and certain members of the Board of Directors regarding affiliate relationships, transactions, and commitments and contingencies, and (vi) confirming with the Company's ultimate parent companies that the affiliate relationships, transactions, and commitments and contingencies identified and disclosed by the Company were complete and accurate.

/s/    BDO USA, LLP

We have served as the Company's auditor since 2022.

Atlanta, Georgia

March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Sisecam Wyoming LLC

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sisecam Wyoming LLC (the "Company") as of December 31, 2021, the related statements of operations and comprehensive income, members' equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes that are included in Exhibit 99.1 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 15, 2022

We began serving as the Company's auditor in 2008.  In 2022 we became the predecessor auditor.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except unit data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$39,091	$135,520
Accounts receivable, net	42,701	24,538
Other current assets, net	1,822	2,723
Total current assets	$83,614	$162,781
Land	24,008	24,008
Mineral rights, net	412,312	437,697
Intangible assets, net	14,713	16,130
Equity in unconsolidated investment	306,470	276,004
Long-term contract receivable, net	28,946	31,371
Other long-term assets, net	7,068	5,832
Total assets	$877,131	$953,823
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,992	$1,956
Accrued liabilities	11,916	10,297
Accrued interest	989	1,213
Current portion of deferred revenue	6,256	11,817
Current portion of long-term debt, net	39,076	39,102
Total current liabilities	$60,229	$64,385
Deferred revenue	40,181	50,045
Long-term debt, net	129,205	394,443
Other non-current liabilities	5,472	5,018
Total liabilities	$235,087	$513,891
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (250,000 and 269,321 units issued and outstanding at December 31, 2022 and 2021, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at December 31, 2022 and 2021) (See Note 4)	$164,587	$183,908
Partners’ capital
Common unitholders’ interest (12,505,996 and 12,351,306 units issued and outstanding at December 31, 2022 and 2021, respectively)	$404,799	$203,062
General partner’s interest	5,977	1,787
Warrant holders’ interest	47,964	47,964
Accumulated other comprehensive income	18,717	3,211
Total partners' capital	$477,457	$256,024
Total liabilities and partners' capital	$877,131	$953,823

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(In thousands, except per unit data)	2022	2021	2020
Revenues and other income
Royalty and other mineral rights	$307,013	$185,196	$120,166
Transportation and processing services	21,072	9,052	8,845
Equity in earnings of Sisecam Wyoming	59,795	21,871	10,728
Gain on asset sales and disposals	1,082	245	581
Total revenues and other income	$388,962	$216,364	$140,320

Operating expenses
Operating and maintenance expenses	$34,903	$27,049	$24,795
Depreciation, depletion and amortization	22,519	19,075	9,198
General and administrative expenses	21,852	17,360	14,293
Asset impairments	4,457	5,102	135,885
Total operating expenses	$83,731	$68,586	$184,171

Income (loss) from operations	$305,231	$147,778	$(43,851)

Other expenses, net
Interest expense, net	$(26,274)	$(38,876)	$(40,968)
Loss on extinguishment of debt	(10,465)	—	—
Total other expenses, net	$(36,739)	$(38,876)	$(40,968)

Net income (loss)	$268,492	$108,902	$(84,819)
Less: income attributable to preferred unitholders	(30,000)	(31,609)	(30,225)
Net income (loss) attributable to common unitholders and the general partner	$238,492	$77,293	$(115,044)

Net income (loss) attributable to common unitholders	$233,722	$75,747	$(112,743)
Net income (loss) attributable to the general partner	4,770	1,546	(2,301)

Net income (loss) per common unit (see Note 6)
Basic	$18.72	$6.14	$(9.20)
Diluted	13.39	4.81	(9.20)

Net income (loss)	$268,492	$108,902	$(84,819)
Comprehensive income from unconsolidated investment and other	15,506	2,889	2,916
Comprehensive income (loss)	$283,998	$111,791	$(81,903)

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

					Accumulated	Partners' Capital
					Other	Excluding Non-	Non-
	Common Unitholders		General	Warrant	Comprehensive	Controlling	Controlling	Total
(In thousands)	Units	Amounts	Partner	Holders	Income (Loss)	Interest	Interest	Capital
Balance at December 31, 2019	12,261	$271,471	$3,270	$66,816	$(2,594)	$338,963	$(2,935)	$336,028
Cumulative effect of adoption of accounting standard	—	(3,833)	(78)	—	—	(3,911)	—	(3,911)
Net loss (1)	—	(83,123)	(1,696)	—	—	(84,819)	—	(84,819)
Distributions to common unitholders and the general partner	—	(16,552)	(338)	—	—	(16,890)	—	(16,890)
Distributions to preferred unitholders	—	(29,511)	(602)	—	—	(30,113)	—	(30,113)
Acquisition of non-controlling interest in BRP	—	(4,747)	(97)	—	—	(4,844)	2,935	(1,909)
Unit-based awards amortization and vesting	—	3,222	—	—	—	3,222	—	3,222
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,916	2,916	—	2,916
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524	$—	$204,524
Net income (2)	—	106,724	2,178	—	—	108,902	—	108,902
Distributions to common unitholders and the general partner	—	(22,192)	(453)	—	—	(22,645)	—	(22,645)
Distributions to preferred unitholders	—	(30,519)	(623)	—	—	(31,142)	—	(31,142)
Issuance of unit-based awards	90	—	—	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	2,647	—	—	—	2,647	—	2,647
Capital contribution	—	—	32	—	—	32	—	32
Warrant settlement	—	9,475	194	(18,852)	—	(9,183)	—	(9,183)
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,889	2,889	—	2,889
Balance at December 31, 2021	12,351	$203,062	$1,787	$47,964	$3,211	$256,024	$—	$256,024
Net income (3)	—	263,122	5,370	—	—	268,492	—	268,492
Distributions to common unitholders and the general partner	—	(33,697)	(687)	—	—	(34,384)	—	(34,384)
Distributions to preferred unitholders	—	(29,653)	(605)	—	—	(30,258)	—	(30,258)
Issuance of unit-based awards	155	—	—	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	1,965	—	—	—	1,965	—	1,965
Capital contribution	—	—	112	—	—	112	—	112
Comprehensive income from unconsolidated investment and other	—	—	—	—	15,506	15,506	—	15,506
Balance at December 31, 2022	12,506	$404,799	$5,977	$47,964	$18,717	$477,457	$—	$477,457

(1)

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

(3)	Net income includes $30.0 million of income attributable to preferred unitholders that accumulated during the period, of which $29.4 million is allocated to the common unitholders and $0.6 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities of continuing operations
Net income (loss)	$268,492	$108,902	$(84,819)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	22,519	19,075	9,198
Distributions from unconsolidated investment	44,835	11,270	14,210
Equity earnings from unconsolidated investment	(59,795)	(21,871)	(10,728)
Gain on asset sales and disposals	(1,082)	(245)	(581)
Loss on extinguishment of debt	10,465	—	—
Asset impairments	4,457	5,102	135,885
Bad debt expense	1,062	2,572	4,001
Unit-based compensation expense	5,773	4,039	3,570
Amortization of debt issuance costs and other	2,410	2,265	1,323
Change in operating assets and liabilities:
Accounts receivable	(18,671)	(14,415)	12,853
Accounts payable	37	570	207
Accrued liabilities	935	3,020	(2,205)
Accrued interest	(224)	(501)	(602)
Deferred revenue	(15,424)	307	9,733
Other items, net	1,049	1,714	(4,477)
Net cash provided by operating activities of continuing operations	$266,838	$121,804	$87,568
Net cash provided by operating activities of discontinued operations	—	—	1,706
Net cash provided by operating activities	$266,838	$121,804	$89,274

Cash flows from investing activities
Proceeds from asset sales and disposals	$1,083	$249	$623
Return of long-term contract receivable	1,723	2,163	2,122
Acquisition of non-controlling interest in BRP	—	—	(1,000)
Capital expenditures	(118)	—	—
Net cash provided by investing activities of continuing operations	$2,688	$2,412	$1,745
Net cash used in investing activities of discontinued operations	—	—	(65)
Net cash provided by investing activities	$2,688	$2,412	$1,680

Cash flows from financing activities
Debt borrowings	$70,000	$—	$—
Debt repayments	(339,396)	(39,396)	(46,176)
Distributions to common unitholders and the general partner	(34,384)	(22,645)	(16,890)
Distributions to preferred unitholders	(30,000)	(15,571)	(22,500)
Redemption of preferred units paid-in-kind	(19,579)	—	(3,863)
Warrant settlement	—	(9,183)	—
Acquisition of non-controlling interest in BRP	—	(1,000)	—
Contributions from discontinued operations	—	—	1,641
Other items, net	(12,596)	(691)	—
Net cash used in financing activities of continuing operations	$(365,955)	$(88,486)	$(87,788)
Net cash used in financing activities of discontinued operations	—	—	(1,641)
Net cash used in financing activities	$(365,955)	$(88,486)	$(89,429)

Net increase (decrease) in cash and cash equivalents	$(96,429)	$35,730	$1,525
Cash and cash equivalents of continuing operations at beginning of period	135,520	99,790	98,265
Cash and cash equivalents at end of period	$39,091	$135,520	$99,790

Supplemental cash flow information:
Cash paid for interest	$25,265	$37,378	$39,830
Non-cash investing and financing activities:
Plant, equipment, mineral rights and other funded with accounts payable or accrued liabilities	$—	$—	$970
Preferred unit distributions paid-in-kind	—	15,571	3,750

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The Consolidated Financial Statements include the accounts of Natural Resource Partners L.P. and its wholly owned subsidiaries. The Partnership has an equity investment in Sisecam Wyoming through which it is able to exercise significant influence over but does not control the investee and is not the primary beneficiary of the investee’s activities and is accounted for using the equity method. Intercompany transactions and balances have been eliminated. Reclassifications have been made to prior year amounts in the Consolidated Financial Statements to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income (loss) or cash flows from operating, investing or financing activities.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Cash and Cash Equivalents

The Partnership considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Partnership records an allowance for doubtful accounts for its accounts receivable and notes receivable comprised of estimated credit risk and non-credit risk (e.g., legal disputes) losses. Receivables are written off when collection efforts are exhausted and future recovery is doubtful. The Partnership includes an allowance for current expected credit losses ("CECL") on its financial assets based on the loss-rate method. NRP assesses the likelihood of collection of its receivables utilizing historical loss rates, current market conditions that include the estimated impact of the global COVID-19 pandemic, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. See Note 18. Credit Losses for more information. The total allowance related to accounts receivables included in accounts receivables, net on the Partnership's Consolidated Balance Sheets was $4.5 million and $3.2 million at December 31, 2022 and 2021, respectively. The total allowance related to short-term notes receivables included in other current assets, net on the Partnership's Consolidated Balance Sheets was $0.0 million and $0.1 million at December 31, 2022 and 2021, respectively. The total allowance related to the Partnership's long-term financing receivable included in long-term contract receivable, net on the Consolidated Balance Sheets was $1.0 million and $1.1 million at December 31, 2022 and 2021, respectively. The Partnership recorded bad debt expense of $1.1 million, $2.6 million and $4.0 million included in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022, 2021 and 2020, respectively.

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

Accrued Liabilities

Included in accrued liabilities on the Partnership's Consolidated Balance Sheets at December 31, 2022 were $9.5 million of accrued employee costs and $2.4 million of other accrued liabilities. These amounts were $7.7 million and $2.6 million of accrued employee costs and other accrued liabilities, respectively, at December 31, 2021. Other accrued liabilities at both December 31, 2022 and 2021 included property taxes.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Oil and gas related revenues consist of revenues from royalties and overriding royalties and are recognized on the basis of volume of hydrocarbons sold by lessees and the corresponding revenues from those sales. Also, included within oil and gas royalty revenues are lease bonus payments, which are generally paid upon the execution of a lease. The Partnership also has overriding royalty revenue interests in certain coal and aggregates mineral rights. Revenue from these interests is recognized over time based on when the coal is sold.

Carbon neutral initiatives. Revenues related to consideration for carbon neutral initiatives that are recognized at a point in time upon satisfaction of NRP's performance obligation.

Wheelage revenues. Revenues related to fees collected per ton to transport foreign coal across property owned by the Partnership that is recognized over time as transportation across the property occurs.

Other revenues. Other revenues consist primarily of rental payments and surface damage fees related to certain land owned by the Partnership and are recognized straight-line over time as it is earned. Other revenues also include property tax revenues. The majority of property taxes paid on the Partnership's properties are reimbursable by the lessee and are recognized on a gross basis over time which reflects the reimbursement of property taxes by the lessee. Property taxes paid by NRP are included in operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss).

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Revenues from Contracts with Customers

The following table represents the Partnership's Mineral Rights segment revenues by major source:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Coal royalty revenues	$226,956	$104,089	$51,868
Production lease minimum revenues	5,854	14,269	21,749
Minimum lease straight-line revenues	18,792	20,564	16,796
Carbon neutral initiative revenues	8,600	13,790	—
Property tax revenues	5,878	6,028	5,786
Wheelage revenues	13,961	10,065	7,025
Coal overriding royalty revenues	3,434	4,367	4,977
Lease amendment revenues	3,201	4,696	3,450
Aggregates royalty revenues	3,299	1,889	1,717
Oil and gas royalty revenues	16,161	4,506	5,816
Other revenues	877	933	982
Royalty and other mineral rights revenues	$307,013	$185,196	$120,166
Transportation and processing services revenues (1)	21,072	9,052	8,845
Total Mineral Rights segment revenues	$328,085	$194,248	$129,011

(1)

Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $17.9 million, $5.4 million and $5.0 million for the year ended December 31, 2022, 2021 and 2020, respectively. The remaining transportation and processing services revenues of $3.2 million, $3.6 million and $3.8 million for the year ended December 31, 2022, 2021 and 2020, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 17. Financing Transaction for more information.

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	December 31,
(In thousands)	2022	2021
Receivables
Accounts receivable, net	$39,004	$22,277
Other current assets, net (1)	—	769
Other long-term assets, net (2)	75	250

Contract liabilities
Current portion of deferred revenue	$6,256	$11,817
Deferred revenue	40,181	50,045

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.
(2)	Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Balance at beginning of period (current and non-current)	$61,862	$61,554	$51,821
Increase due to minimums and lease amendment fees	19,073	19,842	41,557
Recognition of previously deferred revenue	(34,498)	(19,534)	(31,824)
Balance at end of period (current and non-current)	$46,437	$61,862	$61,554

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows as of December 31, 2022 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.2	$21,981
5 - 10 years	3.6	7,517
10+ years	12.7	27,221
Total	7.4	$56,719

(1)	Lease term does not include renewal periods.

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

Activity related to the preferred units is as follows:

	Units	Financial
(In thousands, except unit data)	Outstanding	Position
Balance at December 31, 2019	250,000	$164,587
Distribution paid-in-kind	3,750	3,750
Balance at December 31, 2020	253,750	$168,337
Distribution paid-in-kind	15,571	15,571
Balance at December 31, 2021	269,321	$183,908
Redemption of preferred units paid-in-kind	(19,321)	(19,321)
Balance at December 31, 2022	250,000	$164,587

In  February 2023, the Partnership received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. The Partnership chose to redeem the preferred units for $47.5 million in cash plus any accrued and unpaid distributions, utilizing cash on hand and borrowings under the Opco Credit Facility. Of the originally issued 250,000 Class A Preferred Units, 202,501 Class A Preferred Units remain outstanding as of the date of this report. The 30-day VWAP ending on the business day prior to the redemption was $51.01.

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

Activity related to the warrants is as follows:

	Warrants	Financial
(In thousands, except warrant data)	Outstanding	Position
Balance at December 31, 2019 and 2020	4,000,000	$66,816
Warrant settlement	(997,500)	(18,852)
Balance at December 31, 2021 and 2022	3,002,500	$47,964

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

Income (loss) available to common unitholders and the general partner is adjusted by preferred unit distributions that accumulated during the period. NRP adjusted net income (loss) available to common unitholders and the general partner by $30.0 million, $31.6 million and $30.2 million during the year ended December 31, 2022, 2021 and 2020, respectively as a result of accumulated preferred unit distributions earned during the period.

The following table shows the distributions declared and paid to common and preferred unitholders during the year ended December 31, 2022, 2021 and 2020, respectively:

		Cash Distributions				Paid-in-kind Distributions
		Common Units		Preferred Units
			Total		Total	Total
		Distribution	Distribution(1)	Distribution	Distribution	Distribution
Date Paid	Period Covered by Distribution	per Unit	(In thousands)	per Unit	(In thousands)	(In units)
2022
February 2022	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500	—
February 2022 (2)	July 1 2020 - September 30, 2021	—	—	78.31	19,579	—
May 2022	January 1 - March 31, 2022	0.75	9,570	30.00	7,500	—
August 2022	April 1 - June 30, 2022	0.75	9,571	30.00	7,500	—
November 2022	July 1 - September 30, 2022	0.75	9,571	30.00	7,500	—

2021
February 2021	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806	3,806
May 2021	January 1 - March 31, 2021	0.45	5,672	15.00	3,864	3,864
August 2021	April 1 - June 30, 2021	0.45	5,671	15.00	3,921	3,921
November 2021	July 1 - September 30, 2021	0.45	5,672	15.00	3,980	3,980

2020
February 2020	October 1 - December 31, 2019	$0.45	$5,630	$30.00	$7,500	—
May 2020	January 1 - March 31, 2020	—	—	15.00	3,750	3,750
June 2020 (2)	January 1 - March 31, 2020	—	—	15.45	3,863	—
August 2020	April 1 - June 30, 2020	0.45	5,630	30.00	7,500	—
November 2020	July 1 - September 30, 2020	0.45	5,630	15.00	3,750	3,750

(1)	Total common unit distribution includes the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Redemption of preferred units paid in kind plus accrued interest.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income (loss) per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the year ended December 31, 2022 and 2021 includes the assumed conversion of the preferred units. The calculation of diluted net loss per common unit for the years ended December 31, 2020 does not include the assumed conversion of the preferred units because the impact would have been anti-dilutive.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the year ended December 31, 2022 includes the net settlement of warrants to purchase 0.75 million common units with a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.The calculation of diluted net income per common unit for the year ended December 31, 2021 includes the net settlement of warrants to purchase 0.75 million common units with a strike price of $22.81 but does not include the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive. The calculation of diluted net loss per common unit for the year ended December 31, 2020 does not include the net settlement of warrants to purchase 1.75 million common units with a strike price of $22.81 or the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00 because the impact would have been anti-dilutive.

The following table reconciles the numerators and denominators of the basic and diluted net income (loss) per common unit computations and calculates basic and diluted net income (loss) per common unit:

	For the Year Ended December 31,
(In thousands, except per unit data)	2022	2021	2020
Allocation of net income (loss)
Net income (loss)	$268,492	$108,902	$(84,819)
Less: income attributable to preferred unitholders	(30,000)	(31,609)	(30,225)
Net income (loss) attributable to common unitholders and the general partner	$238,492	$77,293	$(115,044)
Add (less): net loss (income) attributable to the general partner	(4,770)	(1,546)	2,301
Net income (loss) attributable to common unitholders	$233,722	$75,747	$(112,743)

Basic net income (loss) per common unit
Weighted average common units—basic	12,484	12,337	12,261
Basic net income (loss) per common unit	$18.72	$6.14	$(9.20)

Diluted net income (loss) per common unit
Weighted average common units—basic	12,484	12,337	12,261
Plus: dilutive effect of preferred units	6,176	9,604	—
Plus: dilutive effect of warrants	783	74	—
Plus: dilutive effect of unvested unit-based awards	210	178	—
Weighted average common units—diluted	19,653	22,193	12,261

Net income (loss)	$268,492	$108,902	$(84,819)
Less: income attributable to preferred unitholders	—	—	(30,225)
Diluted net income (loss) attributable to common unitholders and the general partner	$268,492	$108,902	$(115,044)
Add (less): diluted net loss (income) attributable to the general partner	(5,370)	(2,178)	2,301
Diluted net income (loss) attributable to common unitholders	$263,122	$106,724	$(112,743)

Diluted net income (loss) per common unit	$13.39	$4.81	$(9.20)

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Year Ended December 31, 2022
Revenues	$328,085	$59,795	$—	$387,880
Gain on asset sales and disposals	1,082	—	—	1,082
Operating and maintenance expenses	34,743	160	—	34,903
Depreciation, depletion and amortization	22,519	—	—	22,519
General and administrative expenses	—	—	21,852	21,852
Asset impairments	4,457	—	—	4,457
Other expenses, net	—	—	36,739	36,739
Net income (loss)	267,448	59,635	(58,591)	268,492
As of December 31, 2022
Total assets	$566,615	$306,470	$4,046	$877,131

For the Year Ended December 31, 2021
Revenues	$194,248	$21,871	$—	$216,119
Gain on asset sales and disposals	245	—	—	245
Operating and maintenance expenses	26,880	169	—	27,049
Depreciation, depletion and amortization	19,075	—	—	19,075
General and administrative expenses	—	—	17,360	17,360
Asset impairments	5,102	—	—	5,102
Other expenses, net	24	—	38,852	38,876
Net income (loss)	143,412	21,702	(56,212)	108,902
As of December 31, 2021
Total assets	$675,579	$276,004	$2,240	$953,823

For the Year Ended December 31, 2020
Revenues	$129,011	$10,728	$—	$139,739
Gain on asset sales and disposals	581	—	—	581
Operating and maintenance expenses	24,610	185	—	24,795
Depreciation, depletion and amortization	9,198	—	—	9,198
General and administrative expenses	—	—	14,293	14,293
Asset impairments	135,885	—	—	135,885
Other expenses, net	79	—	40,889	40,968
Net income (loss)	(40,180)	10,543	(55,182)	(84,819)

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Balance at beginning of period	$276,004	$262,514	$263,080
Income allocation to NRP’s equity interests (1)	64,712	26,979	15,205
Amortization of basis difference	(4,917)	(5,108)	(4,477)
Other comprehensive income	15,506	2,889	2,916
Distribution	(44,835)	(11,270)	(14,210)
Balance at end of period	$306,470	$276,004	$262,514

(1)

Amounts reclassified into income out of accumulated other comprehensive income (loss) were ($6.8 million), $0.0 million and $1.7 million for the year ended December 31, 2022, 2021 and 2020, respectively.

  The difference between the amount at which the investment in Sisecam Wyoming is carried and the amount of underlying equity in Sisecam Wyoming's net assets was $121.3 million and $126.3 million as of December 31, 2022 and 2021, respectively. This excess basis relates to property, plant and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over 27 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective financial statements for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Net sales	$720,120	$540,139	$392,231
Gross profit	162,575	80,550	54,838
Net income	132,065	55,059	31,030

The financial position of Sisecam Wyoming is summarized as follows:

	December 31,
(In thousands)	2022	2021
Current assets	$340,437	$206,315
Noncurrent assets	292,915	297,210
Current liabilities	111,258	73,181
Noncurrent liabilities	144,290	124,749

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	December 31,
	2022			2021
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$661,812	$(269,037)	$392,775	$670,650	$(253,503)	$417,147
Aggregates properties	8,655	(3,410)	5,245	8,747	(2,975)	5,772
Oil and gas royalty properties	12,354	(9,600)	2,754	12,354	(9,115)	3,239
Other	13,150	(1,612)	11,538	13,151	(1,612)	11,539
Total mineral rights, net	$695,971	$(283,659)	$412,312	$704,902	$(267,205)	$437,697

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income (Loss) and totaled $20.9 million, $17.6 million and $8.8 million for the year ended December 31, 2022, 2021 and 2020, respectively.

Impairment of Mineral Rights

During the years ended December 31, 2022, 2021 and 2020, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded non-cash impairment expense included in asset impairments on the Consolidated Statements of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Coal properties (1)	$4,365	$5,015	$114,302
Aggregates properties (2)	92	87	21,583
Total	$4,457	$5,102	$135,885

(1)

The Partnership recorded $4.4 million of impairment expense during the year ended December 31, 2022, primarily related to assets whose undiscounted future net cash flows were less than their net book values. Of this amount, $2.6 million of impairment expense related to an asset with $4.3 million of net book value, resulting in a fair value of $1.7 million at December 31, 2022. The fair value of the impaired asset at December 31, 2022 was calculated using a discount rate of 15%. The Partnership recorded $5.0 million of impairment expense during the year ended December 31, 2021 primarily related to the full impairment of an asset resulting from a lease termination. The partnership recorded $114.3 million of impairment expense to impair certain assets during the year ended December 31, 2020 primarily related to weakened coal markets that resulted in termination of certain coal leases and changes to lessee mine plans resulting in permanent moves off certain of our coal properties. NRP compared the net book value of its coal properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted future cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate the level 3 fair value. Significant inputs used to determine fair value include estimates of future cash flows from coal sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

(2)

The Partnership recorded $0.1 million of aggregates royalty property impairments during the year ended December 31, 2022 and 2021. The Partnership recorded $21.6 million of aggregates royalty property impairments during the year ended December 31, 2020 primarily related to decreased oil and gas drilling activity which negatively impacted the outlook for NRP's frac sand properties. NRP compared the net book value of its aggregates and timber properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate the level 3 fair value. Significant inputs used to determine fair value include estimates of future cash flows from aggregates sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

While the Partnership's impairment evaluation as of December 31, 2022 incorporated an estimated impact of the global COVID-19 pandemic, there is significant uncertainty as to the severity and duration of this disruption. If the impact is worse than we currently estimate, an additional impairment charge may be recognized in future periods.

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

	December 31,
(In thousands)	2022	2021
Intangible assets at cost	$51,353	$51,353
Less: accumulated amortization	(36,640)	(35,223)
Total intangible assets, net	$14,713	$16,130

Amortization expense included in depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income (Loss) was $1.4 million, $1.3 million and $0.2 million for the year ended  December 31, 2022, 2021 and 2020, respectively.

The estimates of amortization expense for the years ended December 31, as indicated below, are based on current mining plans and are subject to revision as those plans change in future periods.

(In thousands)	Estimated Amortization Expense
2023	$990
2024	1,133
2025	1,052
2026	1,052
2027	1,052

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

11.    Debt, Net

The Partnership's debt consists of the following:

	December 31,
(In thousands)	2022	2021
NRP LP debt:
9.125% senior notes, with semi-annual interest payments in June and December, due June 2025 issued at par ("2025 Senior Notes")	$—	$300,000
Opco debt:
Revolving credit facility	$70,000	$—
Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$2,366	$4,730
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	6,004	12,008
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	25,368	38,053
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	8,023	12,035
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	45,683	57,104
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	11,643	14,554
Total Opco Senior Notes	$99,087	$138,484
Total debt at face value	$169,087	$438,484
Net unamortized debt issuance costs	(806)	(4,939)
Total debt, net	$168,281	$433,545
Less: current portion of long-term debt	(39,076)	(39,102)
Total long-term debt, net	$129,205	$394,443

NRP LP Debt

2025 Senior Notes

In 2022, NRP redeemed all $300 million of its 2025 Senior Notes. Included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022, are $7.2 million of call premium and fees and the write off of $3.1 million of debt issuance costs. The cash paid for call premiums and fees is included in other items, net under cash used in financing activities on the Consolidated Statements of Cash Flows. The following describes the terms of the 2025 Senior Notes prior to their redemption.

The 2025 Senior Notes were issued under an Indenture dated as of April 29, 2019 (the "2025 Indenture"), bore interest at 9.125% per year and would have matured on June 30, 2025. Interest was payable semi-annually on June 30 and December 30. NRP had the option to redeem the 2025 Senior Notes, in whole or in part, at any time on or after October 30, 2021, at the redemption prices (expressed as percentages of principal amount) of 104.563% for the 12-month period beginning October 30, 2021, 102.281% for the 12-month period beginning October 30, 2022, and thereafter at 100.000%, together, in each case, with any accrued and unpaid interest to the date of redemption. In the event of a change of control, as defined in the 2025 Indenture, the holders of the 2025 Senior Notes may have required us to purchase their 2025 Senior Notes at a purchase price equal to 101% of the principal amount of the 2025 Senior Notes, plus accrued and unpaid interest, if any. The 2025 Senior Notes were issued at par.

The 2025 Senior Notes were the senior unsecured obligations of NRP. The 2025 Senior Notes ranked equal in right of payment to all existing and future senior unsecured debt of NRP and senior in right of payment to any of NRP's subordinated debt. The 2025 Senior Notes were effectively subordinated in right of payment to all future secured debt of NRP to the extent of the value of the collateral securing such indebtedness was structurally subordinated in right of payment to all existing and future debt and other liabilities of our subsidiaries, including the Opco Credit Facility and each series of Opco’s existing senior notes. None of NRP's subsidiaries guaranteed the 2025 Senior Notes. As of December 31, 2021, NRP was in compliance with the terms of the Indenture relating to their 2025 Senior Notes.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of December 31, 2022 and 2021, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In August 2022, the Partnership entered into the Fifth Amendment (the "Fifth Amendment") to the Opco Credit Facility (the "Opco Credit Facility"). The Fifth Amendment extended the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased to $130.0 million.

Indebtedness under the Opco Credit Facility bears interest, at Opco's option, at:

•	the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) SOFR plus 1%, in each case plus an applicable margin ranging from 2.50% to 3.50%; or
•	a rate equal to SOFR plus an applicable margin ranging from 3.50% to 4.50%.

During the year ended December 31, 2022 the Partnership had $70.0 million in borrowings outstanding under the Opco Credit Facility and $60.0 million of borrowing capacity as of December 31, 2022. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the year ended December 31, 2022 was 7.17%. During the year ended December 31, 2021, the Partnership did not have any borrowings outstanding under the Opco Credit Facility and had $100.0 million in available borrowing capacity at December 31, 2021. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty.

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (as defined in the Opco Credit Facility) not to exceed 3.0x; and
•	an interest coverage ratio of consolidated EBITDDA to consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0.

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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $326.4 million and $345.0 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC (which owns a 49% non-controlling equity interest in Sisecam Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, and (4) certain of Opco’s coal-related infrastructure assets.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of December 31, 2022 and 2021, the Opco Senior Notes had cumulative principal balances of $99.1 million and $138.5 million, respectively. Opco made mandatory principal payments on the Opco Senior Notes of $39.4 million, $39.4 million and $46.2 million during the year ended December 31, 2022, 2021 and 2020, respectively.

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

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through December 31, 2022.

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

Consolidated Principal Payments

The consolidated principal payments due are set forth below:

	NRP LP	Opco
(In thousands)	Senior Notes	Senior Notes	Credit Facility	Total
2023	$—	$39,396	$—	$39,396
2024	—	31,028	—	31,028
2025	—	14,332	—	14,332
2026	—	14,331	—	14,331
2027	—	—	70,000	70,000
Thereafter	—	—	—	—
	$—	$99,087	$70,000	$169,087

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		December 31,
		2022		2021
		Carrying	Estimated	Carrying	Estimated
(In thousands)	Fair Value Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
NRP 2025 Senior Notes	1	$—	$—	$296,236	$300,000
Opco Senior Notes (1) (2)	3	98,281	96,060	137,309	138,484
Opco Credit Facility (3)	3	70,000	70,000	—	—
Assets:
Contract receivable, net (current and long-term) (4)	3	$31,371	$24,833	$33,612	$26,010

(1)

The fair value of the Opco Senior Notes at December 31, 2022 was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility at December 31, 2022.

(2)

The fair value of the Opco Senior Notes at December 31, 2021 was estimated by management using quotations obtained for the NRP 2025 Senior Notes on the closing trading prices near period end, which were at 100% of par value.

(3)

The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

(4)

The fair value of the Partnership's contract receivable was determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at December 31, 2022 and 2021.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The embedded derivatives had zero value as of December 31, 2022 and 2021.

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

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income (Loss) as follows:

	For the Year Ended December 31,
(In thousands)	2022	2021	2020
Operating and maintenance expenses	$6,694	$6,543	$6,559
General and administrative expenses	4,864	4,611	4,611

The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets at both  December 31, 2022 and 2021 and $1.0 million and $0.9 million of accounts payable to WPPLP at  December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Partnership recognized $8.5 million, $3.3 million and $0.4 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income (Loss) related to an overriding royalty agreement with WPPLP.

Corbin J. Robertson, Jr. owns 85% of the general partner of Great Northern Properties Limited Partnership ("GNP"), a privately held company primarily engaged in owning and managing mineral properties and surface leases. As of December 31, 2022 and 2021 Partnership had $0.03 million and $0.1 million, respectively of accounts receivable from GNP included in accounts receivable, net on its Consolidated Balance Sheets related to amounts collected for surface leases that belong to NRP.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

14.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Year Ended December 31,
	2022		2021		2020
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$102,352	26%	$49,440	23%	$33,227	24%
Foresight (1) (2)	65,597	17%	37,366	17%	35,704	26%

(1)	Revenues from Alpha Metallurgical Resources, Inc. and Foresight are included within the Partnership's Mineral Rights segment.
(2)

Revenues from Foresight in 2020 and 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 represent traditional royalty and minimum payments.

15.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations the Partnership’s lessees conduct on its properties, as well as the industrial minerals, aggregates and oil and gas operations in which the Partnership has interests, are subject to federal and state environmental laws and regulations. See "Items 1. and 2. Business and Properties—Regulation and Environmental Matters." As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership makes regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. The Partnership believes that its lessees will be able to comply with existing regulations and does not expect that any lessee’s failure to comply with environmental laws and regulations will have a material impact on the Partnership’s financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on the Partnership related to its properties for the period ended December 31, 2022. The Partnership is not associated with any material environmental contamination that may require remediation costs. However, the Partnership’s lessees are required to conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, the Partnership is not responsible for the costs associated with these reclamation operations.

As a former owner of the working interests in oil and natural gas operations, the Partnership is responsible for its proportionate share of any losses and liabilities, including environmental liabilities, arising from uninsured and underinsured events during the period it was an owner.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

16.    Unit-Based Compensation

2017 Long-Term Incentive Plan

In December 2017, the 2017 Long-Term Incentive Plan (the “2017 LTIP”) was approved and it became effective in January 2018. The 2017 LTIP authorizes a total of 1,600,000 common units that are available for delivery by the Partnership pursuant to awards under the plan. The initial number of common units authorized for issuance pursuant to awards under the plan was 800,000 and in March 2022, an additional 800,000 units were authorized for issuance. The term is 10 years from the date of approval of the Board of Directors or, if earlier, the date the 2017 LTIP is terminated by the Board of Directors or the committee appointed by the Board of Directors to administer the 2017 LTIP, or the date all available common units available have been delivered. Common units delivered pursuant to the 2017 LTIP will consist, in whole or part, of (i) common units acquired in the open market, (ii) common units acquired from the Partnership (including newly issued units), any of our affiliates or any other person or (iii) any combination of the foregoing.

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

The Partnership's unit-based awards granted in 2022, 2021 and 2020 were valued using the closing price of NRP's units as of the grant date. The grant date fair value of these awards granted during the year ended December 31, 2022, 2021 and 2020 were $7.9 million, $3.8 million and $3.5 million, respectively. Total unit-based compensation expense associated with these awards was $5.8 million, $4.0 million and $3.6 million for the year ended December 31, 2022, 2021 and 2020, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income (Loss). The unamortized cost associated with unvested outstanding awards as of December 31, 2022 is $6.3 million, which is to be recognized over a weighted average period of 1.9 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2021 was $3.3 million.

A summary of the unit activity in the outstanding grants during 2022 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair value per Common Unit
Outstanding grants at January 1, 2022	411	$23.00
Granted	208	$38.29
Fully vested and issued	(233)	$26.74
Outstanding at December 31, 2022	386	$28.96

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

17.    Financing Transaction

The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. Minimum payments are $5.0 million per year through the end of the lease term. The $5.0 million due to the Partnership in 2020 and 2021 was included in the fixed cash payments from Foresight resulting from contract modifications entered into during the second quarter of 2020 as discussed in Note 14. Major Customers. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed $10 thousand per year for the remainder of the renewed term.

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

As of December 31, 2022 and 2021, NRP recorded the following current expected credit loss (“CECL”) related to its receivables and long-term contract receivable:

	December 31,
	2022			2021
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$47,237	$(4,461)	$42,776	$28,869	$(3,312)	$25,557
Long-term contract receivable	29,984	(1,038)	28,946	32,497	(1,126)	31,371
Total	$77,221	$(5,499)	$71,722	$61,366	$(4,438)	$56,928

NRP recorded $1.1 million, $0.5 million and $0.0 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income (Loss) related to the change in the CECL allowance during the year ended December 31, 2022, 2021 and 2020, respectively.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

19.    Leases

As of December 31, 2022, the Partnership had one operating lease for an office building that is owned by WPPLP. On January 1, 2019, the Partnership entered into a new lease of the building with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of December 31, 2022 and 2021, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. The Partnership's right-of-use asset and lease liability included within other long-term assets, net and other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $3.5 million at both December 31, 2022 and 2021. During the years ended December 31, 2022, 2021 and 2020, the Partnership incurred total operating lease expenses of $0.5 million, included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income (Loss).

The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	December 31, 2022
2023	$483
2024	483
2025	483
2026	483
2027	483
After 2027	10,147
Total lease payments (1)	$12,562
Less: present value adjustment (2)	(9,092)
Total operating lease liability	$3,470

(1)	The remaining lease term of the Partnership's operating lease is 26 years.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2022. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "2013 Framework" (COSO). Based on that evaluation, as of December 31, 2022, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level based on those criteria. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natural Resource Partners L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 2, 2023 expressed an unqualified opinion thereon.

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

March 2, 2023

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND CORPORATE GOVERNANCE

As a master limited partnership, we do not employ any of the people responsible for the management of our properties. Instead, we reimburse affiliates of our managing general partner, GP Natural Resource Partners LLC, for their services. The following table sets forth information concerning the directors and officers of GP Natural Resource Partners LLC as of the date of this Annual Report on Form 10-K. Each officer and director is elected for their respective office or directorship on an annual basis. Subject to Board Representation and Observation Rights Agreement with Blackstone and GoldenTree, Mr. Robertson is entitled to appoint the members of the Board of Directors of GP Natural Resource Partners LLC. Mr. Robertson has delegated the right to appoint one director to Blackstone.

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	75	Chairman of the Board and Chief Executive Officer
Craig W. Nunez	61	President and Chief Operating Officer
Christopher J. Zolas	48	Chief Financial Officer and Treasurer
Kevin J. Craig	54	Executive Vice President
Philip T. Warman	52	General Counsel and Secretary
Gregory F. Wooten	67	Senior Vice President, Chief Engineer
Galdino J. Claro	63	Director
Alexander D. Greene	64	Director
S. Reed Morian	77	Director
Paul B. Murphy, Jr.	63	Director
Richard A. Navarre	62	Director
Corbin J. Robertson, III	52	Director
Stephen P. Smith	62	Director
Leo A. Vecellio, Jr.	76	Director

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

Kevin J. Craig was named Executive Vice President of GP Natural Resource Partners LLC in February 2021, after serving as Executive Vice President, Coal of GP Natural Resource Partners since September 2014. Mr. Craig was the Vice President of Business Development for GP Natural Resource Partners LLC since 2005. Mr. Craig also represents NRP as one of its appointees to the Board of Managers of Sisecam Wyoming LLC. Mr. Craig joined NRP in 2005 from CSX Transportation. He has extensive marketing, finance and operations experience within the energy industry. Mr. Craig served as a member of the West Virginia House of Delegates having been elected in 2000 and re-elected in 2002, 2004, 2006, 2008, 2010 and 2012. In addition to other leadership positions, Delegate Craig served as Chairman of the Committee on Energy. Mr. Craig did not seek re-election in 2014 and his term ended January 2015. Prior to joining CSX, he served as a Captain in the United States Army. Mr. Craig has served as the Chairman of the Huntington Regional Chamber of Commerce Board of Directors and continues as a member of both the West Virginia Chamber of Commerce and the Huntington Regional Chamber of Commerce’s respective board of directors. He serves as a member of the Board of Directors of Encova Mutual Insurance Company, the West Virginia University Board of Governors and the WVU Medicine Board of Governors.

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

Gregory F. Wooten was named Senior Vice President, Chief Engineer of GP Natural Resource Partners LLC in February 2021, after serving as Vice President, Chief Engineer of GP Natural Resource Partners LLC since December 2013. Mr. Wooten joined NRP in 2007, serving as Regional Manager. Prior to joining NRP, Mr. Wooten served as Vice President, Chief Operating Officer and Chief Engineer of Dingess Rum Properties, Inc., where he managed coal, oil, gas and timber properties from 1982 until 2007. Mr. Wooten has over 35 years of experience in the coal industry, working as a planning and production engineer and is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers. Mr. Wooten also serves as the President of the National Council of Coal Lessors and is a board member of the West Virginia, Kentucky, Indiana and Montana Coal Council. He also serves on the board of the Cabell-Huntington Hospital and is a member of the West Virginia School Building Authority.

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

Alexander D. Greene joined the Board of Directors of GP Natural Resource Partners LLC in March 2019. Mr. Greene brings extensive corporate finance and private equity experience to his role on the Board, with 40 years working with and investing in businesses where operational improvement and strategic guidance were primary drivers of value creation and as a financial advisor to large and mid-cap companies, boards of directors and other constituencies in complex leveraged finance, merger and acquisition and recapitalization transactions. Mr. Greene is Chairman of the Board of New RL Holdings LLC and was Chairman of the Board of USA Truck, Inc. prior to its sale in September 2022. From 2005 to 2014 he was a Managing Partner and head of U.S. Private Equity at Brookfield Asset Management, a global asset management company. Prior to Brookfield, Mr. Greene was a Managing Director and co-head of Carlyle Strategic Partners, a private equity fund, and a Managing Director and investment banker at Wasserstein Perella & Co. and Whitman Heffernan Rhein & Co. Mr. Greene is a volunteer firefighter and president of the Armonk Independent Fire Company. Mr. Greene has been designated to serve as a director of GP Natural Resource Partners LLC by Blackstone Tactical Opportunities, pursuant to its right to designate a director to the Board of Directors of GP Natural Resource Partners LLC.

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

Paul B. Murphy, Jr. joined the Board of Directors of GP Natural Resource Partners LLC in March 2018. Mr. Murphy is the Executive Vice Chairman and a Director of Cadence Bank. Mr. Murphy helped raise $1 billion to invest in the distressed banking industry in 2010. He acquired Cadence Bank and three others and had strong core growth reaching $18 billion in assets. In 2021 Cadence merged with BancorpSouth and today the company is $48 billion in assets with 400 branches in 9 states and trades on the NYSE (CADE). Previously, Mr. Murphy spent 20 years at Amegy Bank of Texas, helping to steer that institution from $75 million in assets and a single location to assets of $11 billion and 85 banking centers at the time of his departure as the Chief Executive Officer and a Director in 2009. Mr. Murphy is an advocate of the community and is a board member of Oceaneering International, Inc., Hope and Healing Center and Institute and the Houston Hispanic Chamber of Commerce.

Richard A. Navarre joined the Board of Directors of GP Natural Resource Partners LLC in October 2013. Mr. Navarre brings extensive operating, financial, strategic planning, public company and coal industry experience to the Board of Directors. Mr. Navarre is former Chairman, President and CEO of Covia Holdings, a leading provider of high quality minerals and material solutions for the industrial and energy markets. From 1993 until 2012, Mr. Navarre held senior executive positions with Peabody Energy Corporation, including President-Americas, President and Chief Commercial Officer, Executive Vice President of Corporate Development and Chief Financial Officer. Mr. Navarre serves on the Board of Directors of Civeo Corporation, where he serves as Chairman and member of the Environmental, Social, Governance and Nominating Committee and Arch Resources, where he serves as Chairman of the Personnel and Compensation Committee and member of the Environmental, Social, Governance and Nominating and Governance Committee. He is a member of the Hall of Fame of the College of Business and a member of the Board of Advisors of the College of Business and Analytics of Southern Illinois University Carbondale. He is the former Chairman of the Bituminous Coal Operators’ Association. Mr. Navarre is a Certified Public Accountant. Mr. Navarre also has been involved in numerous civic and charitable organizations throughout his career.

Corbin J. Robertson, III joined the Board of Directors of GP Natural Resource Partners LLC in May 2013. Mr. Robertson has experience with investments in a variety of energy businesses, having served both in management of private equity firms and having served on several boards of directors. He has served as the Chief Executive Officer of the general partner of Western Pocahontas Properties Limited Partnership since May 2008, and has served on the Board of Directors of Quintana Minerals Corporation since 2007 and Western Pocahontas since October 2012. Mr. Robertson also has served on the Board of Managers of Premium Resources, LLC since 2016. Mr. Robertson also co-founded Quintana Energy Partners, an energy-focused private equity firm in 2006, and served as a Managing Director thereof from 2006 until December 2010. Mr. Robertson has served on the Board of Directors for Quintana Minerals Corporation since October 2007, and previously served as Vice President-Acquisitions for GP Natural Resource Partners LLC from 2003 until 2005. Mr. Robertson also serves on the Board of Directors of Quality Magnetite, Quinwood Coal and LL&B Minerals, each of which is in the energy business. Mr. Robertson is the son of Corbin J. Robertson, Jr. Mr. Robertson previously served as Co-Managing Partner of LKCM Headwater Investments GP, LLC, LKCM Headwater Investments I, L.P., LKCM Headwater Investments II, LP, LKCM Headwater Investments II Sidecar, LP, LKCM Headwater Investments III, private equity funds that began June 2011.

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

Corporate Governance

Board Meetings and Executive Sessions

The Board met seven times in 2022. During 2022, our non-management directors met in executive session several times. The presiding director was Mr. Vecellio, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met several times in executive session in 2022. Mr. Vecellio was the presiding director at those meetings. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 1415 Louisiana Street, Suite 3325, Houston, Texas 77002.

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

Audit Committee

Our Audit Committee is comprised of Mr. Smith, who serves as chairman, Mr. Claro and Mr. Navarre. Mr. Smith and Mr. Navarre are "Audit Committee Financial Experts" as determined pursuant to Item 407 of Regulation S-K. During 2022, the Audit Committee met seven times.

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

During 2022, at each of its meetings, the Audit Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Audit Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team and the general counsel at which candid discussions of financial management, accounting and internal control and legal issues took place.

The Audit Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2022 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Audit Committee reviews our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K prior to filing with the Securities and Exchange Commission. In 2022, the Audit Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Audit Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the Securities and Exchange Commission.

Stephen P. Smith, Chairman
Galdino J. Claro
Richard A. Navarre

Compensation, Nominating and Governance Committee

Executive officer compensation is administered by the CNG Committee, which is currently comprised of three members: Mr. Vecellio, as Chairman, Mr. Navarre and Mr. Smith. During 2022, the CNG Committee met 12 times. Our Board of Directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:

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

Corporate Governance Guidelines and Code of Business Conduct and Ethics

We have adopted Corporate Governance Guidelines. We have also adopted a Code of Business Conduct and Ethics that applies to our management, and complies with Item 406 of Regulation S-K. Our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website at www.nrplp.com and are available in print upon request. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2022, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

Delinquent Section 16(a) Reports

The reports on Form 4 filed on February 17, 2022 for each of our directors and executive officers were filed 4 days after the due date.

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

Summary Compensation Table

Our named executive officers are based in Houston, Texas and employed by Quintana Minerals Corporation (“Quintana”). Quintana is controlled by our Chairman and Chief Executive Officer and is an affiliate of NRP. The following table sets forth the amounts reimbursed to Quintana for our named executive officers’ compensation for the years ended December 31, 2022 and 2021:

				Stock	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Compensation ($) (2)	Total ($)
Corbin J. Robertson, Jr.—Chief Executive Officer
	2022	—	2,379,068	3,096,757	—	5,475,825
	2021	—	2,037,340	946,909	—	2,984,249

Craig W. Nunez—President and Chief Operating Officer
	2022	530,450	1,034,378	1,683,020	18,300	3,266,148
	2021	515,000	885,800	717,032	17,400	2,135,232

Christopher J. Zolas—Chief Financial Officer
	2022	375,950	586,482	709,414	18,300	1,690,146
	2021	365,000	502,240	412,549	17,400	1,297,189

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

(2)	Amounts represent the 401(k) matching contributions allocated to Natural Resource Partners by Quintana.

Narrative to the Summary Compensation Table

As a publicly traded partnership, we have a unique employment and compensation structure that is different from that of a typical public corporation. While our named executive officers are employed by Quintana, each of them has been appointed to serve as an executive officer of GP Natural Resource Partners LLC (“GP LLC”), the general partner of NRP (GP) LLC (“NRP GP”), the general partner of NRP. For a more detailed description of our structure, see "Items 1. and 2. Business and Properties—Partnership Structure and Management" in this Annual Report on Form 10-K.

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

Short-Term Cash Incentive Compensation

Each named executive officer received a discretionary short-term cash incentive award approved in February 2022 by the CNG Committee. With respect to 2022, the CNG Committee, using recommendations from its independent compensation consultant, NFP Compensation Consultants, determined that cash bonuses would be paid based on a percentage of base salary. In addition, the CNG Committee determined that it would consider certain criteria to determine bonus amounts, but that the criteria utilized at the time of determination, as well as the relative weight of those criteria, would be discretionary and subject to change based on developments at the Partnership.

Long-Term Incentive Compensation

Each named executive officer received a discretionary long-term equity incentive award in 2022 under the 2017 Plan. The 2022 awards were made pursuant to a Phantom Unit Award Agreement. We refer to these phantom units issued in 2022 as "2017 Plan Phantom Units" The 2017 Plan Phantom Units time-vest ratably over a three-year period following the grant date. Upon vesting, the award recipient will be issued one common unit of NRP for each phantom unit that vests. The 2017 Plan Phantom Units will also accrue tandem distribution equivalent rights (“DERs”) that will paid to the recipient upon vesting. The 2017 Plan Phantom Units are subject to forfeiture and will vest on an accelerated basis following death or disability of the award recipient, following a change in control of NRP or termination without cause or for good reason. The grant date fair value of the 2017 Plan Phantom Units awarded in 2022 are disclosed in the Summary Compensation Table under the Stock Awards column. In determining the award amounts The CNG Committee used certain key metrics, are subject to change for future awards based on developments at the Partnership.

Perquisites and Other Personal Benefits

Quintana maintains employee benefit plans that provide our named executive officers and other employees with the opportunity to enroll in health, dental and life insurance plans. Each of these benefit plans requires the employee to pay a portion of the health and dental premiums, with Quintana paying the remainder. These benefits are offered on the same basis to all employees of Quintana, and the company costs are reimbursed by us to the extent the employee allocates time to our business.

In 2022, Quintana maintained a tax-qualified 401(k) plan. During 2022, Quintana matched 100% of the first 6.0% of the employee contributions under the 401(k) plan. As with the other contributions, any amounts contributed by Quintana are reimbursed by us based on the time allocated by the employee to our business. Neither NRP nor Quintana maintains a pension plan or a defined benefit retirement plan.

Employment Agreements Contracts and Potential Payments Upon a Termination of Employment or a Change in Control

None of our named executive officers have an employment agreement. All phantom units awarded under the 2017 Plan to date will vest upon a change in control of NRP and upon the death or disability of the named executive officer. Phantom units awarded in 2021 and 2022 will also vest upon termination of employment of the named executive officer without “cause” or for “good reason.”

Outstanding Equity Awards at December 31, 2022

Awards made to our named executive officers under the 2017 Plan have been made in phantom units that settle in common units on a one-for-one basis with tandem distribution equivalent rights (“DERs”). The phantom unit awards made in 2020,  2021 and 2022 time-vest ratably over the three-year period following the grant date and accrue DERs to be paid in cash upon each settlement. The table below shows the total number of outstanding phantom unit awards under the 2017 Plan held by each named executive officer at December 31, 2022:

Named Executive Officer	Unvested 2017 Plan Phantom Units	Market Value of Unvested 2017 Plan Phantom Units (1)
Corbin J. Robertson, Jr.	144,155(2)	$7,831,941
Craig W. Nunez	86,141(3)	4,680,041
Christopher J. Zolas	40,552(4)	2,203,190

(1)	Based on a unit price of $54.33, the closing price for the common units on December 31, 2022.
(2)	69,768 phantom units vesting in February 2023, 46,311 phantom units vesting in February 2024 and 28,076 phantom units vesting in February 2025.
(3)	41,816 phantom units vesting in February 2023, 29,066 phantom units vesting in February 2024 and 15,259 phantom units vesting in February 2025.
(4)	19,743 phantom units vesting in February 2023, 14,377 phantom units vesting in February 2024 and 6,432 phantom units vesting in February 2025.

Directors' Compensation for the Year Ended December 31, 2022

For more information regarding the Board and committees thereof, see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” elsewhere in this Annual Report on Form 10-K. Director compensation during 2022 consisted of a $75,000 cash retainer and an award of phantom units under the 2017 Plan. The phantom units awarded to Board members in 2022 vest after one year; however, the Board members had the option in advance of receipt of the award to elect to defer settlement of the award until after 90 days following such director’s retirement or earlier departure from the Board. In addition, members of Board committees received $5,000 for each committee served on, and the chairman of the audit, compensation, nominating and governance and conflicts committees received an additional $20,000, $15,000 and $10,000, respectively, for acting as chairman.

The table below shows the directors’ compensation for the year ended December 31, 2022:

Name of Director	Fees Earned or Paid in Cash	2017 Plan Common Unit Awards (1)	Total Compensation
S. Reed Morian	$75,000	$104,149	$179,149
Richard A. Navarre (2)	100,000	104,149	204,149
Corbin J. Robertson, III	75,000	104,149	179,149
Stephen P. Smith (3)	105,000	104,149	209,149
Leo A. Vecellio, Jr.	100,000	104,149	204,149
Paul B. Murphy, Jr.	75,000	104,149	179,149
Galdino J. Claro	85,000	104,149	189,149
Alexander D. Greene (4)	—	—	—

(1)

Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see Note 16 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All of the phantom units reported in this column were outstanding on December 31, 2022, and will vest on February 9, 2023.

(2)

Mr. Navarre elected to defer settlement of his common units awarded under the 2017 Plan in 2018 and 2019 until 90 days following his retirement or earlier departure from the Board. As of December 31, 2022, 7,074 phantom units previously awarded to Mr. Navarre were outstanding but only 2,720 were unvested.

(3)

Mr. Smith elected to defer settlement of his common units awarded under the 2017 Plan in 2018, 2019, 2020, 2021 and 2022 until 90 days following his retirement or earlier departure from the Board. As of December 31, 2022, 18,082 phantom units previously awarded to Mr. Smith were outstanding but only 2,720 were unvested.

(4)	Mr. Greene did not receive Board compensation as the Blackstone designee to the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of February 16, 2023, the amount and percentage of our common units and preferred units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of our directors and named executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

		Percentage of
	Common	Common
Name of Beneficial Owner	Units	Units (1)
Corbin J. Robertson, Jr. (2)	2,524,453	20.0%
Western Pocahontas Corporation (3)	1,739,007	13.8%
Western Pocahontas Properties Limited Partnership (4)	1,727,986	13.7%
JPMorgan Chase & Co. (5)	1,028,409	8.1%
The Goldman Sachs Group, Inc. (6)	1,140,691	9.0%
Craig W. Nunez	62,740	*
Christopher J. Zolas	28,169	*
Galdino J. Claro	17,842	*
Alexander D. Greene	—	—
S. Reed Morian (7)	634,241	5.0%
Paul B. Murphy, Jr.	17,535	*
Richard A. Navarre (8)	14,728	*
Corbin J. Robertson III (9)	252,384	2.0%
Stephen P. Smith (10)	355	*
Leo A. Vecellio, Jr.	20,082	*
Directors and Officers as a Group (11)	3,624,225	28.7%

*	Less than one percent.

(1)	12,634,642 common units issued and outstanding as of February 16, 2023.
(2)

Mr. Robertson, Jr. may be deemed to beneficially own 618,919 common units owned in his individual capacity, 1,739,007 common units in his capacity as controlling shareholder of Western Pocahontas Corporation, 156,000 common units in his capacity as the sole member of Robertson Coal Management LLC, which is the sole member of GP Natural Resource Partners, which is the general partner of NRP (GP) LP, 5,293 common units in his capacity as controlling shareholder of GNP Management Corporation and 5,234 common units held by his spouse, Barbara M. Robertson. Mr. Robertson, Jr.’s address is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.

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

(5)

According to a Schedule 13G filing with the SEC on January 31, 2023, JPMorgan Chase & Co. holds sole voting power and sole dispositive power with respect to 1,028,409 common units. The business address of JPMorgan Chase & Co. is 383 Madison Avenue., New York, NY 10179.

(6)

According to a Schedule 13G filing with the SEC on February 8, 2023, The Goldman Sachs Group holds shared voting power and shared dispositive power with respect to 1,140,691 common units in the Partnership. The business address of The Goldman Sachs Group is 200 West Street, New York, NY 10282.

(7)	Mr. Morian may be deemed to beneficially own 344,863 common units owned by Shadder Investments and 60,097 common units owned by Mocol Properties.
(8)

Does not include 4,354 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Navarre has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board.

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

(10)

Does not include 18,082 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Smith has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board. Mr. Smith may be deemed to beneficially own 355 common units owned by the SP Smith 2002 Revocable Trust.

(11)	NRP’s directors and executive officers as a group consists of 14 individuals.

		Percentage of
Name of Beneficial Owner	Preferred Units	Preferred Units
Blackstone Inc. (1)	95,001	47%
GoldenTree Asset Management, LP (2)	107,500	53%

(1)	The preferred units are owned by funds managed by Blackstone Inc., whose address is 345 Park Ave, New York, NY 10154. Blackstone Inc. is controlled by its founder, Stephen A. Schwarzman.
(2)

The preferred units are owned by funds managed by GoldenTree Asset Management, LP, whose address is 300 Park Ave, New York, NY 10022. Steven A. Tananbaum serves as senior managing member of GoldenTree Asset Management LLC, the general partner of GoldenTree Asset Management, LP.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the securities authorized for issuance under our 2017 Long-Term Incentive Plan at December 31, 2022. The initial number of common units authorized for issuance pursuant to awards under the plan was 800,000 and in March 2022, an additional 800,000 units were authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	940,086(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	—	940,086

(1)

As of December 31, 2022, 385,936 phantom units were outstanding under the plan. Each phantom unit represents the right to receive one common unit, together with associated distribution equivalent rights.

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

If, at the end of the two-year period, the restricted business has not been sold to a third party and the restricted business retains a value, in the good faith opinion of the relevant GP affiliate, in excess of $10 million, then the GP affiliate must reoffer the restricted business to the general partner. If the GP affiliate and the general partner, with the approval of the conflicts committee, agree on the fair market value and other terms of the offer within 60 days after the general partner receives the second offer from the GP affiliate, we will purchase the restricted business as soon as commercially practicable. If the GP Affiliate and the general partner, with the concurrence of the conflicts committee, again fail to agree after negotiation in good faith on the fair market value of the restricted business, then the GP affiliate will be under no further obligation to us with respect to the restricted business, subject to the restriction on total fair market value of restricted businesses owned.

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

Relationships with Entities Associated with Corbin J. Robertson, III

Quinwood Coal Partners LP (“Quinwood”), an entity controlled by Corbin J. Robertson, III leases two coal properties from us in Central Appalachia. During the years ended December 31, 2022 and 2021, we recorded $0.0 million in coal royalty revenues from Quinwood and received $0.0 million and less than $0.1 million in cash related to royalty and property tax payments, respectively.

Preferred Unitholder Board Representation and Observation Rights Agreement

Effective on March 2, 2017, in connection with the closing of the issuance of the Preferred Units, we entered into the Board Observation and Representation Rights Agreement (the “Board Rights Agreement”) with Blackstone and GoldenTree. Pursuant to the Board Rights Agreement, Blackstone appoints one member to serve on the Board of Directors of GP Natural Resource Partners LLC and also appoints one observer to attend meetings of the Board. Blackstone's rights to appoint a member of the Board and an observer will terminate at such time as Blackstone, together with their affiliates, no longer own at least 20% of the total number of Preferred Units issued on the closing date, together with all PIK Units that have been issued but not redeemed (the "Minimum Preferred Unit Threshold"). Following the time that Blackstone (and their affiliates) no longer own the Minimum Preferred Unit Threshold and until such time as GoldenTree (together with their affiliates) no longer own the Minimum Preferred Unit Threshold, GoldenTree shall have the one-time option to appoint either one person to serve as a member of the Board or one person to serve as a Board observer. To the extent GoldenTree elects to appoint a Board member and later remove such Board member, GoldenTree may then elect to appoint a Board observer. For more information on the Preferred Units, including the rights of the holders thereof, see "Item 8. Financial Statements and Supplementary Data—Note 4. Class A Convertible Preferred Units and Warrants" elsewhere in this Annual Report on Form 10-K.

Office Building in Huntington, West Virginia

We lease an office building in Huntington, West Virginia from Western Pocahontas Properties Limited Partnership. The initial 10-year term of the lease expired at the end of 2018. On January 1, 2019, we entered into a new lease on the building for a five-year base term, with five additional five-year renewal options. We paid approximately $0.8 million to Western Pocahontas under the lease during both years ended December 31, 2022 and 2021.

Relationship with Cadence Bank, N.A.

Paul B. Murphy, Jr. one of the members of the Board of Directors of GP Natural Resource Partners LLC, is the Chairman of Cadence Bank, N.A., which is a lender under NRP Operating’s revolving credit facility and has received customary fees and interest payments in connection therewith. We paid approximately $0.3 million and $0.1 million in interest and fees under the credit facility to Cadence Bank, N.A during the years ended December 31, 2022 and 2021, respectively.

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

Conflicts of interest could arise in the situations described below, among others.

Actions taken by our general partner may affect the amount of cash available for distribution to unitholders.

The amount of cash that is available for distribution to unitholders is affected by decisions of our general partner regarding such matters as:

•	amount and timing of asset purchases and sales;
•	cash expenditures;
•	borrowings;
•	the issuance of additional common units; and
•	the creation, reduction or increase of mineral rights in any quarter.

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

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board and as provided in the Omnibus Agreement and our partnership agreement. For the year ended December 31, 2022 there were no transactions where such guidelines were not followed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended, and we engaged Ernst & Young LLP to audit our accounts and assist with tax compliance for fiscal 2022 and 2021. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst & Young LLP:

	2022	2021
Audit Fees (1)	$904,137	$757,450
Tax Fees (2)	437,400	412,500

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

10.8	Master Assignment Agreement and Fifth Amendment to Third Amended Credit Agreement, dated as of August 9, 2022 by and among NRP (Operating) LLC, the Lenders party thereto, the Exiting Lenders, and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent for the Lenders, as Swingline Lender, and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 11, 2022).
10.9	New Lender Agreement, dated as of September 1, 2022 by and among NRP (Operating) LLC, the Borrower, Zions Bancorporation, N.A. dba Amegy Bank, in its capacity as administrative agent under the Fifth Amendment to Third Amended Credit Agreement and Prosperity Bank, the New Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 8, 2022).
10.10

New Lender Agreement, dated as of April 8, 2019, by and among NRP (Operating) LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 9, 2019).

10.11

Board Representation and Observation Rights Agreement dated as of March 2, 2017, by and among Natural Resource Partners L.P., Robertson Coal Management LLC, GP Natural Resource Partners LLC, NRP (GP) LP, BTO Carbon Holdings L.P. and the GoldenTree Purchasers named therein (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 6, 2017)

10.12

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

10.13

Limited Waiver dated February 28, 2020 by Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2020).

10.14

Right of First Offer Agreement dated as of February 28, 2020 by and among Pocahontas Royalties LLC, Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2020).

10.15+	Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2018).
10.16+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on February 9, 2018).
10.17+	Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed on February 9, 2018).
10.18+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 27, 2020).
10.19+	Form of Phantom Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2020).
10.20+	Form of Phantom Unit Award Agreement (Directors with Deferral Election) (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2020).
21.1*	List of Subsidiaries of Natural Resource Partners L.P.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of BDO USA, LLP.
23.3*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
99.1*	Financial Statements of Sisecam Wyoming LLC as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: March 2, 2023
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board, Director and
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2023
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2023
/s/ GALDINO J. CLARO
Galdino J. Claro
Director

Date: March 2, 2023
/s/ ALEXANDER D. GREENE
Alexander D. Greene
Director

Date: March 2, 2023
/s/ S. REED MORIAN
S. Reed Morian
Director

Date: March 2, 2023
/s/ PAUL B. MURPHY, JR.
Paul B. Murphy, Jr.
Director

Date: March 2, 2023
/s/ RICHARD A. NAVARRE
Richard A. Navarre
Director

Date: March 2, 2023
/s/ CORBIN J. ROBERTSON III
Corbin J. Robertson III
Director

Date: March 2, 2023
/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: March 2, 2023
/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr.
Director