Form 10-Q
period 2023-03-31
NATURAL RESOURCE PARTNERS LP
filed 2023-05-04
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,655	$39,091
Accounts receivable, net	36,513	42,701
Other current assets, net	3,216	1,822
Total current assets	$57,384	$83,614
Land	24,008	24,008
Mineral rights, net	408,371	412,312
Intangible assets, net	14,613	14,713
Equity in unconsolidated investment	295,361	306,470
Long-term contract receivable, net	28,309	28,946
Other long-term assets, net	7,622	7,068
Total assets	$835,668	$877,131
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,452	$1,992
Accrued liabilities	3,466	11,916
Accrued interest	1,252	989
Current portion of deferred revenue	7,450	6,256
Current portion of long-term debt, net	39,055	39,076
Total current liabilities	$52,675	$60,229
Deferred revenue	38,833	40,181
Long-term debt, net	133,821	129,205
Other non-current liabilities	6,124	5,472
Total liabilities	$231,453	$235,087
Commitments and contingencies (see Note 13)
Class A Convertible Preferred Units (202,501 and 250,000 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at March 31, 2023 and December 31, 2022) (See Note 3)	$133,316	$164,587
Partners’ capital
Common unitholders’ interest (12,634,642 and 12,505,996 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	$417,401	$404,799
General partner’s interest	6,400	5,977
Warrant holders’ interest	47,964	47,964
Accumulated other comprehensive income (loss)	(866)	18,717
Total partners’ capital	$470,899	$477,457
Total liabilities and partners' capital	$835,668	$877,131

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2023	2022
Revenues and other income
Royalty and other mineral rights	$76,271	$71,083
Transportation and processing services	3,598	3,796
Equity in earnings of Sisecam Wyoming	19,254	14,837
Gain on asset sales and disposals	96	—
Total revenues and other income	$99,219	$89,716

Operating expenses
Operating and maintenance expenses	$7,163	$8,076
Depreciation, depletion and amortization	4,083	3,868
General and administrative expenses	5,845	4,467
Asset impairments	—	19
Total operating expenses	$17,091	$16,430

Income from operations	$82,128	$73,286

Interest expense, net	$(2,853)	$(9,387)

Net income	$79,275	$63,899
Less: income attributable to preferred unitholders	(6,661)	(7,500)
Less: redemption of preferred units	(16,228)	—
Net income attributable to common unitholders and the general partner	$56,386	$56,399

Net income attributable to common unitholders	$55,258	$55,271
Net income attributable to the general partner	1,128	1,128

Net income per common unit (see Note 5)
Basic	$4.40	$4.45
Diluted	3.44	3.11

Net income	$79,275	$63,899
Comprehensive income (loss) from unconsolidated investment and other	(19,583)	2,545
Comprehensive income	$59,692	$66,444

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income (Loss)	Capital
Balance at December 31, 2022	12,506	$404,799	$5,977	$47,964	$18,717	$477,457
Net income (1)	—	77,690	1,585	—	—	79,275
Redemption of preferred units	—	(15,904)	(324)	—	—	(16,228)
Distributions to common unitholders and the general partner	—	(40,082)	(818)	—	—	(40,900)
Distributions to preferred unitholders	—	(7,924)	(162)	—	—	(8,086)
Issuance of unit-based awards	129	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,178)	—	—	—	(1,178)
Capital contribution	—	—	142	—	—	142
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(19,583)	(19,583)
Balance at March 31, 2023	12,635	$417,401	$6,400	$47,964	$(866)	$470,899

(1)

Net income includes $6.7 million of income attributable to preferred unitholders that accumulated during the period, of which $6.5 million is allocated to the common unitholders and $0.1 million is allocated to the general partner.

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

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$79,275	$63,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,083	3,868
Distributions from unconsolidated investment	10,780	13,230
Equity earnings from unconsolidated investment	(19,254)	(14,837)
Gain on asset sales and disposals	(96)	—
Asset impairments	—	19
Bad debt expense	(610)	1,028
Unit-based compensation expense	2,491	1,448
Amortization of debt issuance costs and other	25	375
Change in operating assets and liabilities:
Accounts receivable	7,061	(7,579)
Accounts payable	(541)	(60)
Accrued liabilities	(8,805)	(7,156)
Accrued interest	263	7,250
Deferred revenue	(154)	(7,316)
Other items, net	(1,618)	(1,838)
Net cash provided by operating activities	$72,900	$52,331

Cash flows from investing activities
Proceeds from asset sales and disposals	$101	$—
Return of long-term contract receivable	598	—
Capital expenditures	(2)	—
Net cash provided by investing activities	$697	$—

Cash flows from financing activities
Debt borrowings	$94,200	$—
Debt repayments	(89,696)	(16,697)
Distributions to common unitholders and the general partner	(40,900)	(5,672)
Distributions to preferred unitholders	(7,500)	(7,500)
Redemption of preferred units	(48,085)	—
Redemption of preferred units paid-in-kind	—	(19,579)
Other items, net	(3,052)	(2,813)
Net cash used in financing activities	$(95,033)	$(52,261)

Net increase (decrease) in cash and cash equivalents	$(21,436)	$70
Cash and cash equivalents at beginning of period	39,091	135,520
Cash and cash equivalents at end of period	$17,655	$135,590

Supplemental cash flow information:
Cash paid for interest	$2,474	$1,644

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

Principles of Consolidation and Reporting

The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on March 3, 2023.

Recently Adopted Accounting Standard

On January 1, 2023, NRP adopted Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The ASU includes targeted improvements to earnings per share, which the Partnership adopted on a modified retrospective basis. The adoption of this ASU did not have a material impact on the Partnership’s Consolidated Financial Statements. See Note 5. Net Income Per Common Unit for the calculations of our basic and diluted net income per common unit. See Note 3. Class A Convertible Preferred Units and Warrants for disclosures related to our convertible preferred units and warrants.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues by major source:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Coal royalty revenues	$58,023	$55,449
Production lease minimum revenues	613	1,592
Minimum lease straight-line revenues	4,503	4,783
Carbon neutral initiative revenues	2,118	—
Property tax revenues	1,470	1,472
Wheelage revenues	3,869	3,717
Coal overriding royalty revenues	188	258
Lease amendment revenues	851	880
Aggregates royalty revenues	753	770
Oil and gas royalty revenues	3,588	1,814
Other revenues	295	348
Royalty and other mineral rights revenues	$76,271	$71,083
Transportation and processing services revenues (1)	3,598	3,796
Total Mineral Rights segment revenues	$79,869	$74,879

(1)

Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $2.9 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively. The remaining transportation and processing services revenues of $0.7 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 15. Financing Transaction for more information.

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2023	2022
Receivables
Accounts receivable, net	$32,706	$39,004
Other current assets, net (1)	1,947	—
Other long-term assets, net (2)	75	75

Contract liabilities
Current portion of deferred revenue	$7,450	$6,256
Deferred revenue	38,833	40,181

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.
(2)	Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Balance at beginning of period (current and non-current)	$46,437	$61,862
Increase due to minimums and lease amendment fees	7,770	5,059
Recognition of previously deferred revenue	(7,924)	(12,375)
Balance at end of period (current and non-current)	$46,283	$54,546

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of  March 31, 2023 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.9	$21,939
5 - 10 years	3.3	7,547
10+ years	12.3	27,121
Total	7.1	$56,607

(1)	Lease term does not include renewal periods.

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
(Unaudited)

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

Preferred Units

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

In  February 2023, the Partnership received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. The Partnership chose to redeem the preferred units for $47.5 million in cash rather than issuing common units. Of the originally issued 250,000 Class A Preferred Units, 202,501 Class A Preferred Units remain outstanding as of March 31, 2023.

Activity related to the preferred units is as follows:

	Units	Financial
(In thousands, except unit data)	Outstanding	Position
Balance at December 31, 2021	269,321	$183,908
Redemption of preferred units paid-in-kind	(19,321)	(19,321)
Balance at December 31, 2022	250,000	$164,587
Redemption of preferred units	(47,499)	(31,271)
Balance at March 31, 2023	202,501	$133,316

Warrants

As of March 31, 2023 and December 31, 2022 there were 3.0 million warrants outstanding, which included warrants to purchase 0.75 million common units at a strike price of $22.81 and warrants to purchase 2.25 million common units with a strike price of $34.00. These warrants had a $48.0 million carrying value included in warrant holders' interest within partners' capital on the Partnership's Consolidated Balance Sheets at March 31, 2023 and December 31, 2022. Subsequent adjustment of the warrants will not occur until the warrants are exercised, at which time, NRP may, at its option, elect to settle the warrants in common units or cash, each on a net basis. The net basis will be equal to the difference between the Partnership's common unit price and the strike price of the warrant. Once warrant exercise occurs, the difference between the carrying amount of the warrants and the net settlement amount will be allocated on a pro-rata basis to the common unitholders and general partner.

Embedded Features

Certain embedded features within the preferred unit and warrant purchase agreement are accounted for at fair value and are remeasured each quarter. See Note 10. Fair Value Measurements for further information regarding valuation of these embedded derivatives.

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $6.7 million and $7.5 million during the three months ended March 31, 2023 and 2022, respectively, as a result of accumulated preferred unit distributions earned during the period. Of the $6.7 million in accumulated preferred unit distributions earned during March 31, 2023, $0.6 million was paid in February 2023 in connection with the preferred units that were redeemed. Income available to common unitholders and the general partner is also reduced by the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units. As such, NRP reduced net income available to common unitholders and the general partner by $16.2 million during the three months ended March 31, 2023.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the three months ended March 31, 2023 and 2022, respectively:

		Common Units		Preferred Units
			Total Distribution (1)		Total Distribution
Month Paid	Period Covered by Distribution	Distribution per Unit	(In thousands)	Distribution per Unit	(In thousands)
2023
February 2023	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500
February 2023 (2)	January 1 - February 8, 2023	—	—	12.33	586
March 2023 (3)	Special Distribution	2.43	31,329	—	—

2022
February 2022	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

5.    Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering income attributable to preferred unitholders, the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's preferred units, warrants, and unvested unit-based awards if the inclusion of these items is dilutive.

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended March 31, 2023 includes the assumed conversion of the remaining preferred units while it does not include the assumed conversion of the preferred units that were redeemed during the first quarter of 2023 as the inclusion of these units would be anti-dilutive. The calculation of diluted net income per common unit for the three months ended March 31, 2022 includes the assumed conversion of the preferred units.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three months ended March 31, 2023 and 2022 includes the net settlement of warrants to purchase 0.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2023	2022
Basic net income per common unit
Net income attributable to common unitholders	$55,258	$55,271
Weighted average common units—basic	12,570	12,415
Basic net income per common unit	$4.40	$4.45

Diluted net income per common unit
Weighted average common units—basic	12,570	12,415
Plus: dilutive effect of preferred units	3,778	6,974
Plus: dilutive effect of warrants	1,255	531
Plus: dilutive effect of unvested unit-based awards	209	240
Weighted average common units—diluted	17,812	20,160

Net income	$79,275	$63,899
Less: income attributable to preferred unitholders	(586)	—
Less: redemption of preferred units	(16,228)	—
Diluted net income attributable to common unitholders and the general partner	$62,461	$63,899
Less: diluted net income attributable to the general partner	(1,249)	(1,278)
Diluted net income attributable to common unitholders	$61,212	$62,621

Diluted net income per common unit	$3.44	$3.11

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended March 31, 2023
Revenues	$79,869	$19,254	$—	$99,123
Gain on asset sales and disposals	96	—	—	96
Operating and maintenance expenses	7,005	158	—	7,163
Depreciation, depletion and amortization	4,079	—	4	4,083
General and administrative expenses	—	—	5,845	5,845
Asset impairments	—	—	—	—
Interest expense, net	—	—	2,853	2,853
Net income (loss)	68,881	19,096	(8,702)	79,275

For the Three Months Ended March 31, 2022
Revenues	$74,879	$14,837	$—	$89,716
Operating and maintenance expenses	8,025	51	—	8,076
Depreciation, depletion and amortization	3,868	—	—	3,868
General and administrative expenses	—	—	4,467	4,467
Asset impairments	19	—	—	19
Interest expense, net	—	—	9,387	9,387
Net income (loss)	62,967	14,786	(13,854)	63,899

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Balance at beginning of period	$306,470	$276,004
Income allocation to NRP’s equity interests (1)	20,364	16,065
Amortization of basis difference	(1,110)	(1,228)
Other comprehensive income (loss)	(19,583)	2,545
Distribution	(10,780)	(13,230)
Balance at end of period	$295,361	$280,156

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $20.6 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Net sales	$207,128	$163,437
Gross profit	49,055	39,765
Net income	41,560	32,786

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	March 31, 2023			December 31, 2022
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$661,812	$(272,743)	$389,069	$661,812	$(269,037)	$392,775
Aggregates properties	8,655	(3,520)	5,135	8,655	(3,410)	5,245
Oil and gas royalty properties	12,354	(9,720)	2,634	12,354	(9,600)	2,754
Other	13,145	(1,612)	11,533	13,150	(1,612)	11,538
Total mineral rights, net	$695,966	$(287,595)	$408,371	$695,971	$(283,659)	$412,312

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.9 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the analysis, the Partnership did not have any asset impairments during the three months ended March 31, 2023 and recorded an immaterial impairment expense during the three months ended March 31, 2022.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Opco credit facility	$91,200	$70,000
Opco Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$2,366	$2,366
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	6,004	6,004
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,684	25,368
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	4,011	8,023
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	45,683	45,683
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	11,643	11,643
Total Opco Senior Notes	$82,391	$99,087
Total debt at face value	$173,591	$169,087
Net unamortized debt issuance costs	(715)	(806)
Total debt, net	$172,876	$168,281
Less: current portion of long-term debt	(39,055)	(39,076)
Total long-term debt, net	$133,821	$129,205

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of March 31, 2023 and December 31, 2022, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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

As of December 31, 2022, the Partnership had $70.0 million in borrowings outstanding under the Opco Credit Facility. During the three months ended March 31, 2023, the Partnership borrowed $94.2 million and repaid $73.0 million, resulting in $91.2 million in borrowings outstanding under the Opco Credit Facility as of March 31, 2023. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended March 31, 2023 was 8.14%. During the three months ended March 31, 2022, the Partnership did not have any borrowings outstanding under the Opco Credit Facility. The Partnership had $38.8 million and $60.0 million of available borrowing capacity as of March 31, 2023 and December 31, 2022, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $323.0 million and $326.4 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2023 and December 31, 2022, the Opco Senior Notes had cumulative principal balances of $82.4 million and $99.1 million, respectively. Opco made mandatory principal payments of $16.7 million during the three months ended March 31, 2023 and 2022.

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through March 31, 2023.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Fair Value Measurements

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		March 31, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$81,676	$77,587	$98,281	$96,060
Opco Credit Facility (2)	3	91,200	91,200	70,000	70,000

Assets:
Contract receivable, net (current and long-term) (3)	3	$30,783	$25,615	$31,371	$24,833

(1)	The fair value of the Opco Senior Notes at March 31, 2023 and December 31, 2022 were estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit facility at March 31, 2023 and December 31, 2022, respectively.
(2)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.
(3)

The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at March 31, 2023 and December 31, 2022.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of March 31, 2023 and December 31, 2022.

11.    Related Party Transactions

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

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Operating and maintenance expenses	$1,719	$1,659
General and administrative expenses	1,320	1,240

The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets at  March 31, 2023 and December 31, 2022, and $0.8 million and $1.0 million of accounts payable to WPPLP at March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023 and 2022, the Partnership recognized $2.0 million and $1.6 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP.

Corbin J. Robertson, Jr. owns 85% of the general partner of Great Northern Properties Limited Partnership ("GNP"), a privately held company primarily engaged in owning and managing mineral properties and surface leases. At both March 31, 2023 and December 31, 2022 the Partnership had $0.03 million of accounts receivable from GNP included in accounts receivable, net on its Consolidated Balance Sheets related to amounts collected for surface leases that belong to NRP.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended March 31,
	2023		2022
(In thousands)	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$24,218	24%	$27,743	31%
Foresight Energy Resources LLC ("Foresight") (1)	$12,529	13%	$11,250	13%

(1)	Revenues from Alpha Metallurgical Resources, Inc. and Foresight are included within the Partnership's Mineral Rights segment.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the three months ended March 31, 2023, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan and during the three months ended March 31, 2022, the Partnership granted service-based awards. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of these awards granted during the three months ended March 31, 2023 and 2022 was $15.9 million and $7.9 million, respectively. Total unit-based compensation expense associated with these awards was $2.5 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2023 is $20.2 million, which is to be recognized over a weighted average period of 2.5 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2022 was $6.3 million.

A summary of the unit activity in the outstanding grants during 2023 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2023	386	$28.96
Granted	278	$56.94
Fully vested and issued	(184)	$26.30
Outstanding at March 31, 2023	480	$46.20

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

15.    Financing Transaction

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

16.    Credit Losses

The Partnership is exposed to credit losses through collection of its short-term trade receivables resulting from contracts with customers and a long-term receivable resulting from a financing transaction with a customer. The Partnership records an allowance for current expected credit losses on these receivables based on the loss-rate method. NRP assessed the likelihood of collection of its receivables utilizing historical loss rates, current market conditions, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. Examples of these facts or circumstances include, but are not limited to, contract disputes or renegotiations with the customer and evaluation of short and long-term economic viability of the contracted property. For its long-term contract receivable, management reverts to the historical loss experience immediately after the reasonable and supportable forecast period ends.

As of March 31, 2023 and December 31, 2022, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	March 31, 2023			December 31, 2022
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$42,410	$(3,874)	$38,536	$47,237	$(4,461)	$42,776
Long-term contract receivable	29,325	(1,016)	28,309	29,984	(1,038)	28,946
Total	$71,735	$(4,890)	$66,845	$77,221	$(5,499)	$71,722

NRP recorded ($0.6 million) and $1.0 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended March 31, 2023 and 2022, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

17.    Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2023 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit and Preferred Unit Distributions

In May 2023, the Board of Directors declared a distribution of $0.75 per common unit with respect to the first quarter of 2023. The Board of Directors also declared a $6.1 million cash distribution on NRP's outstanding preferred units with respect to the first quarter of 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three month periods ended March 31, 2023 and 2022 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2022.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: the effects of the global COVID-19 pandemic; future distributions on our common and preferred units; our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected future performance by our lessees; Sisecam Wyoming LLC’s ("Sisecam Wyoming's") trona mining and soda ash refinery operations; distributions from our soda ash joint venture; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.

These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 for important factors that could cause our actual results of operations or our actual financial condition to differ.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) less equity earnings from unconsolidated investment; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income or loss, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 9. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2022. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

Distributable Cash Flow

Distributable cash flow ("DCF") represents net cash provided by (used in) operating activities plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from asset sales and disposals, including sales of discontinued operations, and return of long-term contract receivable; less maintenance capital expenditures. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

Free Cash Flow

Free cash flow ("FCF") represents net cash provided by (used in) operating activities plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivable; less maintenance and expansion capital expenditures and cash flow used in acquisition costs classified as investing or financing activities. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

Leverage Ratio

Leverage ratio represents the outstanding principal of our debt at the end of the period divided by the last twelve months' Adjusted EBITDA as defined above. We believe that leverage ratio is a useful measure to management and investors to evaluate and monitor our indebtedness relative to our ability to generate income to service such debt and in understanding trends in our overall financial condition. Leverage ratio may not be calculated the same for us as for other companies and is not a substitute for, and should not be used in conjunction with, GAAP financial ratios.

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

Our financial results by segment for the three months ended March 31, 2023 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$79,965	$19,254	$—	$99,219
Net income (loss)	$68,881	$19,096	$(8,702)	$79,275
Adjusted EBITDA (1)	$72,960	$10,622	$(5,845)	$77,737

Cash flow provided by (used in) continuing operations
Operating activities	$73,858	$10,617	$(11,575)	$72,900
Investing activities	$699	$—	$(2)	$697
Financing activities	$(583)	$—	$(94,450)	$(95,033)
Distributable cash flow (1)	$74,557	$10,617	$(11,577)	$73,597
Free cash flow (1)	$74,456	$10,617	$(11,577)	$73,496

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $72.9 million of operating cash flow and $73.5 million of free cash flow during the three months ended March 31, 2023, and ended the quarter with $56.5 million of liquidity consisting of $17.7 million of cash and cash equivalents and $38.8 million of borrowing capacity under our Opco Credit Facility. As of March 31, 2023 our leverage ratio was 0.5 x.

In February 2023, we declared and paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2022 as well as a $7.5 million cash distribution on the preferred units with respect to the fourth quarter of 2022. In March 2023, we declared and paid a special cash distribution of $2.43 per common unit to help cover unitholder tax liabilities associated with owning NRP's common units during 2022. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

In February 2023, we received a notice from holders of our Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. We chose to redeem the preferred units for $47.5 million in cash rather than issuing common units. Of the originally issued 250,000 Class A Preferred Units, 202,501 Class A Preferred Units remain outstanding.

Mineral Rights Business Segment

Revenues and other income in the first quarter of 2023 increased $5.1 million, or 7%, as compared to the prior year period primarily due to increased metallurgical coal sales volumes and revenue from carbon neutral initiatives. Cash provided by operating activities and free cash flow increased $25.7 million and $26.3 million, respectively, compared to the prior year quarter primarily due to the timing of minimum and royalty payments and prior year recoupments.

 Metallurgical coal prices remain strong relative to historical norms, although pricing has declined from the record highs seen in 2022. Continued support for pricing is expected as operators are limited in their ability to increase production due to ongoing labor shortages, transportation and logistics challenges, difficulty of new mine permitting, and limited access to capital. While metallurgical prices have pulled back from the peaks reached last year, we continue to believe met prices will remain well-supported for the foreseeable future.

Thermal coal prices also reached record highs in 2022, but have declined significantly in recent months due to unusually warm weather in Europe and North America as well as lower natural gas prices. While we do not expect to see thermal prices rebound to last year’s levels, many of the factors that provided support to prices over the last year still exist. Boycotts of Russian coal continue to force European buyers to source coal from other regions, including the U.S. Operators will continue to be burdened by labor shortages, pressure from governments, regulators, activists, and capital providers, which will limit ability to increase thermal production to meet demand. China appears to be relaxing its three-year ban on Australian coal imports with the recent approvals for several Chinese companies to buy Australian coal. Additional demand from a Chinese economy emerging from a zero-COVID policy should provide additional support for prices. We expect these factors to keep thermal prices elevated relative to historical levels for the foreseeable future.

 We continue to explore and identify carbon neutral revenue opportunities across our large portfolio of land, mineral, and timber assets, including the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar, and wind energy. In the first quarter of 2023, we executed a new solar lease.

Soda Ash Business Segment

Revenues and other income in the first quarter of 2023 increased $4.4 million, or 30%, as compared to the prior year period primarily due to increased sales prices. Cash provided by operating activities and free cash flow in the first quarter of 2023 decreased $2.6 million as compared to the prior year period as Sisecam Wyoming paid a higher regular quarterly distribution in the first quarter of 2022 as compared to the first quarter of 2023.

International prices remained strong in the first quarter of 2023 reflecting a continued supply constrained market for soda ash. Domestic soda ash prices were also strong during the first quarter of 2023 versus the prior year quarter due to negotiated 2023 domestic prices converging to international soda ash prices.

Results of Operations

First Quarter of 2023 and 2022 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,			Percentage
Operating Segment (In thousands)	2023	2022	Increase	Change
Mineral Rights	$79,965	$74,879	$5,086	7%
Soda Ash	19,254	14,837	4,417	30%
Total	$99,219	$89,716	$9,503	11%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase	Percentage
(In thousands, except per ton data)	2023	2022	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	379	428	(49)	(11)%
Central	3,609	3,251	358	11%
Southern	582	361	221	61%
Total Appalachia	4,570	4,040	530	13%
Illinois Basin	1,310	1,502	(192)	(13)%
Northern Powder River Basin	1,085	1,238	(153)	(12)%
Gulf Coast	58	69	(11)	(16)%
Total coal sales volumes	7,023	6,849	174	3%

Coal royalty revenue per ton
Appalachia
Northern	$9.86	$10.14	$(0.28)	(3)%
Central	9.92	11.37	(1.45)	(13)%
Southern	14.94	17.56	(2.62)	(15)%
Illinois Basin	3.57	2.20	1.37	62%
Northern Powder River Basin	4.68	3.74	0.94	25%
Gulf Coast	0.57	0.55	0.02	4%
Combined average coal royalty revenue per ton	8.26	8.12	0.14	2%

Coal royalty revenues
Appalachia
Northern	$3,737	$4,341	$(604)	(14)%
Central	35,806	36,980	(1,174)	(3)%
Southern	8,697	6,340	2,357	37%
Total Appalachia	48,240	47,661	579	1%
Illinois Basin	4,675	3,303	1,372	42%
Northern Powder River Basin	5,075	4,632	443	10%
Gulf Coast	33	38	(5)	(13)%
Unadjusted coal royalty revenues	58,023	55,634	2,389	4%
Coal royalty adjustment for minimum leases	—	(185)	185	100%
Total coal royalty revenues	$58,023	$55,449	$2,574	5%

Other revenues
Production lease minimum revenues	$613	$1,592	$(979)	(61)%
Minimum lease straight-line revenues	4,503	4,783	(280)	(6)%
Carbon neutral initiative revenues	2,118	—	2,118	100%
Wheelage revenues	3,869	3,717	152	4%
Property tax revenues	1,470	1,472	(2)	(0)%
Coal overriding royalty revenues	188	258	(70)	(27)%
Lease amendment revenues	851	880	(29)	(3)%
Aggregates royalty revenues	753	770	(17)	(2)%
Oil and gas royalty revenues	3,588	1,814	1,774	98%
Other revenues	295	348	(53)	(15)%
Total other revenues	$18,248	$15,634	$2,614	17%
Royalty and other mineral rights	$76,271	$71,083	$5,188	7%
Transportation and processing services revenues	3,598	3,796	(198)	(5)%
Gain on asset sales and disposals	96	—	96	100%
Total Mineral Rights segment revenues and other income	$79,965	$74,879	$5,086	7%

Coal Royalty Revenues

Approximately 75% of coal royalty revenues and approximately 55% of coal royalty sales volumes were derived from metallurgical coal during the three months ended March 31, 2023. Total coal royalty revenues increased $2.6 million as compared to the prior year quarter. The discussion by region is as follows:

•	Appalachia: Coal royalty revenues were essentially flat period-over-period as increased sales volumes more than offset the decrease in sales prices in the Southern Appalachia region.
•	Illinois Basin: Coal royalty revenues increased $1.4 million primarily due to increased sales prices during the three months ended March 31, 2023, as compared to the prior year quarter.

Other Revenues

Total other revenues increased $2.6 million during the three months ended March 31, 2023, as compared to the prior year quarter primarily due to a $2.1 million increase in carbon neutral initiative revenues. Carbon neutral initiative revenues recognized in 2023 primarily related to a subsurface CO2 storage transaction.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $4.4 million compared to the prior year quarter primarily as a result of increased sales prices compared to the prior year quarter.

Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended March 31,		Increase	Percentage
(In thousands)	2023	2022	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$7,163	$8,076	$(913)	(11)%
Depreciation, depletion and amortization	4,083	3,868	215	6%
General and administrative expenses	5,845	4,467	1,378	31%
Asset impairments	—	19	(19)	(100)%
Total operating expenses	$17,091	$16,430	$661	4%

Total operating expenses were essentially flat period-over-period. The $1.4 million increase in general and administrative expenses, primarily related to increased incentive compensation expense, was partially offset by a $0.9 million decrease in operating and maintenance expenses, primarily driven by a decrease in bad debt expense.

Interest Expense, Net

Interest expense, net decreased $6.5 million as a result of less debt outstanding as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2023
Net income (loss)	$68,881	$19,096	$(8,702)	$79,275
Less: equity earnings from unconsolidated investment	—	(19,254)	—	(19,254)
Add: total distributions from unconsolidated investment	—	10,780	—	10,780
Add: interest expense, net	—	—	2,853	2,853
Add: depreciation, depletion and amortization	4,079	—	4	4,083
Add: asset impairments	—	—	—	—
Adjusted EBITDA	$72,960	$10,622	$(5,845)	$77,737

March 31, 2022
Net income (loss)	$62,967	$14,786	$(13,854)	$63,899
Less: equity earnings from unconsolidated investment	—	(14,837)	—	(14,837)
Add: total distributions from unconsolidated investment	—	13,230	—	13,230
Add: interest expense, net	—	—	9,387	9,387
Add: depreciation, depletion and amortization	3,868	—	—	3,868
Add: asset impairments	19	—	—	19
Adjusted EBITDA	$66,854	$13,179	$(4,467)	$75,566

Net income increased $15.4 million primarily due to the decrease in interest expense, net and increase in revenues and other income, both discussed above. Adjusted EBITDA increased $2.2 million as compared to the prior year quarter primarily due to a $6.1 million increase in Adjusted EBITDA within our Mineral Rights segment as a result of higher revenues and other income and lower operating and maintenance expenses, both discussed above. The increase in Adjusted EBITDA within our Mineral Rights segment was partially offset by a $2.6 million decrease in Adjusted EBITDA within our Soda Ash segment primarily due to Sisecam Wyoming paying a higher quarterly distribution in the first quarter of 2022 as discussed above and a $1.4 decrease in Adjusted EBITDA within our Corporate and Financing segment due to higher general and administrative expenses as discussed above.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2023
Cash flow provided by (used in)
Operating activities	$73,858	$10,617	$(11,575)	$72,900
Investing activities	699	—	(2)	697
Financing activities	(583)	—	(94,450)	(95,033)

March 31, 2022
Cash flow provided by (used in)
Operating activities	$48,176	$13,195	$(9,040)	$52,331
Investing activities	—	—	—	—
Financing activities	(614)	—	(51,647)	(52,261)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2023
Net cash provided by (used in) operating activities	$73,858	$10,617	$(11,575)	$72,900
Add: proceeds from asset sales and disposals	101	—	—	101
Add: return of long-term contract receivable	598	—	—	598
Less: maintenance capital expenditures	—	—	(2)	(2)
Distributable cash flow	$74,557	$10,617	$(11,577)	$73,597
Less: proceeds from asset sales and disposals	(101)	—	—	(101)
Free cash flow	$74,456	$10,617	$(11,577)	$73,496

March 31, 2022
Net cash provided by (used in) operating activities	$48,176	$13,195	$(9,040)	$52,331
Add: proceeds from asset sales and disposals	—	—	—	—
Add: return of long-term contract receivable	—	—	—	—
Distributable cash flow	$48,176	$13,195	$(9,040)	$52,331
Less: proceeds from asset sales and disposals	—	—	—	—
Free cash flow	$48,176	$13,195	$(9,040)	$52,331

Operating cash flow, DCF and FCF increased $20.6 million, $21.3 million and $21.2 million, respectively, primarily due to an increase in cash flow within our Mineral Rights segment, partially offset by a decrease in cash flow within our Soda Ash and Corporate and Financing segments. The discussion by segment is as follows:

•	Mineral Rights Segment
◦	Operating cash flow, DCF and FCF increased $25.7 million, $26.4 million and $26.3 million, respectively, primarily due to the timing of minimum and royalty payments and prior year recoupments.
•	Soda Ash Segment
◦	Operating cash flow, DCF and FCF decreased $2.6 million primarily due to Sisecam Wyoming paying a higher quarterly distribution in the first quarter of 2022 as discussed above.
•	Corporate and Financing Segment
◦

Operating cash flow, DCF and FCF decreased $2.5 million primarily due to increased cash paid for incentive compensation in the first quarter of 2023 because of the improved business performance in 2022 and higher cash paid for interest on credit facility borrowings in 2023.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2023, we had total liquidity of $56.5 million, consisting of $17.7 million of cash and cash equivalents and $38.8 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $23 million of principal repayments on Opco’s senior notes, throughout the remainder of 2023. The following table calculates our leverage ratio as of March 31, 2023:

	For the Three Months Ended
(In thousands)	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	Last 12 Months
Net income	$66,820	$74,555	$63,218	$79,275	$283,868
Less: equity earnings from unconsolidated investment	(14,643)	(14,556)	(15,759)	(19,254)	(64,212)
Add: total distributions from unconsolidated investment	10,486	10,339	10,780	10,780	42,385
Add: interest expense, net	8,108	5,141	3,638	2,853	19,740
Add: loss on extinguishment of debt	4,048	2,484	3,933	—	10,465
Add: depreciation, depletion and amortization	5,847	6,850	5,954	4,083	22,734
Add: asset impairments	43	812	3,583	—	4,438
Adjusted EBITDA	$80,709	$85,625	$75,347	$77,737	$319,418

Debt—at March 31, 2023					$173,591

Leverage Ratio					0.5 x

Cash Flows

Cash flows provided by operating activities increased $20.6 million, from $52.3 million in the three months ended March 31, 2022 to $72.9 million in the three months ended March 31, 2023, primarily due to increased cash provided by operating activities within our Mineral Rights segment, partially offset by decreased cash provided by operating activities within our Soda Ash and Corporate and Financing segments, all discussed above.

Cash flows used in financing activities increased $42.8 million, from $52.3 million used in the three months ended March 31, 2022 to $95.0 million used in the three months ended March 31, 2023, primarily due to the following:

•	$73.0 million of cash used to repay a portion of the Opco Credit Facility in the first quarter of 2023;
•	$48.1 million of cash used to redeem the preferred units the first quarter of 2023; and
•

$35.2 million of increased cash distributions to common unitholders and the general partner as a result of increasing our quarterly cash distribution to $0.75/unit beginning in the second quarter of 2022 in addition to the special distribution paid in the first quarter of 2023.

These increases in cash flow used were partially offset by $94.2 million of borrowings on our Opco Credit Facility in the first quarter of 2023 and $19.6 million of cash used to redeem the preferred units paid-in-kind during the first quarter of 2022.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(In thousands)	2023	2022
Current portion of long-term debt, net	$39,055	$39,076
Long-term debt, net	133,821	129,205
Total debt, net	$172,876	$168,281

We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see Note 9. Debt, Net to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements with unconsolidated entities or related parties and accordingly, there are no off-balance sheet risks to our liquidity and capital resources from unconsolidated entities.

Related Party Transactions

The information required set forth under Note 11. Related Party Transactions to the Consolidated Financial Statements is incorporated herein by reference.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Standards

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:

Commodity Price Risk

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing commodity prices. Historically, coal prices have been volatile, with prices fluctuating widely, and are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenues and could potentially trigger an impairment of our coal properties or a violation of certain financial debt covenants. Because substantially all our reserves are coal, changes in coal prices have a more significant impact on our financial results.

We are dependent upon the effective marketing of the coal mined by our lessees. Our lessees sell the coal under various long-term and short-term contracts as well as on the spot market. Current conditions in the coal industry may make it difficult for our lessees to extend existing contracts or enter into supply contracts with terms of one year or more. Our lessees' failure to negotiate long-term contracts could adversely affect the stability and profitability of our lessees' operations and adversely affect our future financial results. If more coal is sold on the spot market, coal royalty revenues may become more volatile due to fluctuations in spot coal prices.

The market price of soda ash and energy costs directly affects the profitability of Sisecam Wyoming's operations. If the market price for soda ash declines, Sisecam Wyoming's sales revenues will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile and are likely to remain volatile in the future.

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At March 31, 2023, we had $91.2 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $0.9 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2023 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 4, 2023	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)