Form 10-Q
period 2023-06-30
NATURAL RESOURCE PARTNERS LP
filed 2023-08-04
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,730	$39,091
Accounts receivable, net	37,120	42,701
Other current assets, net	2,865	1,822
Total current assets	$50,715	$83,614
Land	24,008	24,008
Mineral rights, net	404,741	412,312
Intangible assets, net	14,432	14,713
Equity in unconsolidated investment	290,900	306,470
Long-term contract receivable, net	27,659	28,946
Other long-term assets, net	7,804	7,068
Total assets	$820,259	$877,131
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,524	$1,992
Accrued liabilities	5,715	11,916
Accrued interest	625	989
Current portion of deferred revenue	6,823	6,256
Current portion of long-term debt, net	36,743	39,076
Total current liabilities	$51,430	$60,229
Deferred revenue	36,815	40,181
Long-term debt, net	145,693	129,205
Other non-current liabilities	6,462	5,472
Total liabilities	$240,400	$235,087
Commitments and contingencies (see Note 13)
Class A Convertible Preferred Units (121,667 and 250,000 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at June 30, 2023 and December 31, 2022) (See Note 3)	$80,099	$164,587
Partners’ capital
Common unitholders’ interest (12,634,642 and 12,505,996 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	$444,838	$404,799
General partner’s interest	6,913	5,977
Warrant holders’ interest	47,964	47,964
Accumulated other comprehensive income (loss)	45	18,717
Total partners’ capital	$499,760	$477,457
Total liabilities and partners' capital	$820,259	$877,131

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2023	2022	2023	2022
Revenues and other income
Royalty and other mineral rights	$61,007	$79,333	$137,278	$150,416
Transportation and processing services	3,270	5,612	6,868	9,408
Equity in earnings of Sisecam Wyoming	26,978	14,643	46,232	29,480
Gain on asset sales and disposals	5	345	101	345
Total revenues and other income	$91,260	$99,933	$190,479	$189,649

Operating expenses
Operating and maintenance expenses	$7,930	$10,015	$15,093	$18,091
Depreciation, depletion and amortization	3,792	5,847	7,875	9,715
General and administrative expenses	5,643	5,052	11,488	9,519
Asset impairments	69	43	69	62
Total operating expenses	$17,434	$20,957	$34,525	$37,387

Income from operations	$73,826	$78,976	$155,954	$152,262

Other expenses, net
Interest expense, net	$(3,492)	$(8,108)	$(6,345)	$(17,495)
Loss on extinguishment of debt	—	(4,048)	—	(4,048)
Total other expenses, net	$(3,492)	$(12,156)	$(6,345)	$(21,543)

Net income	$70,334	$66,820	$149,609	$130,719
Less: income attributable to preferred unitholders	(4,971)	(7,500)	(11,632)	(15,000)
Less: redemption of preferred units	(27,618)	—	(43,846)	—
Net income attributable to common unitholders and the general partner	$37,745	$59,320	$94,131	$115,719

Net income attributable to common unitholders	$36,990	$58,134	$92,248	$113,405
Net income attributable to the general partner	755	1,186	1,883	2,314

Net income per common unit (see Note 5)
Basic	$2.93	$4.65	$7.32	$9.10
Diluted	2.49	3.29	5.96	6.50

Net income	$70,334	$66,820	$149,609	$130,719
Comprehensive income (loss) from unconsolidated investment and other	911	(4,013)	(18,672)	(1,468)
Comprehensive income	$71,245	$62,807	$130,937	$129,251

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income (Loss)	Capital
Balance at December 31, 2022	12,506	$404,799	$5,977	$47,964	$18,717	$477,457
Net income (1)	—	77,690	1,585	—	—	79,275
Redemption of preferred units	—	(15,904)	(324)	—	—	(16,228)
Distributions to common unitholders and the general partner	—	(40,082)	(818)	—	—	(40,900)
Distributions to preferred unitholders	—	(7,924)	(162)	—	—	(8,086)
Issuance of unit-based awards	129	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,178)	—	—	—	(1,178)
Capital contribution	—	—	142	—	—	142
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(19,583)	(19,583)
Balance at March 31, 2023	12,635	$417,401	$6,400	$47,964	$(866)	$470,899
Net income (2)	—	68,927	1,407	—	—	70,334
Redemption of preferred units	—	(27,065)	(553)	—	—	(27,618)
Distributions to common unitholders and the general partner	—	(9,476)	(193)	—	—	(9,669)
Distributions to preferred unitholders	—	(7,248)	(148)	—	—	(7,396)
Unit-based awards amortization and vesting	—	2,299	—	—	—	2,299
Comprehensive income from unconsolidated investment and other	—	—	—	—	911	911
Balance at June 30, 2023	12,635	$444,838	$6,913	$47,964	$45	$499,760

(1)

Net income includes $6.7 million of income attributable to preferred unitholders that accumulated during the period, of which $6.5 million is allocated to the common unitholders and $0.1 million is allocated to the general partner.

(2)	Net income includes $5.0 million of income attributable to preferred unitholders that accumulated during the period, of which $4.9 million is allocated to the common unitholders and $0.1 million is allocated to the general partner.

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income	Capital
Balance at December 31, 2021	12,351	$203,062	$1,787	$47,964	$3,211	$256,024
Net income (1)	—	62,621	1,278	—	—	63,899
Distributions to common unitholders and the general partner	—	(5,559)	(113)	—	—	(5,672)
Distributions to preferred unitholders	—	(7,603)	(155)	—	—	(7,758)
Issuance of unit-based awards	155	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,754)	—	—	—	(1,754)
Capital contribution	—	—	112	—	—	112
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,545	2,545
Balance at March 31, 2022	12,506	$250,767	$2,909	$47,964	$5,756	$307,396
Net income (1)	—	65,484	1,336	—	—	66,820
Distributions to common unitholders and the general partner	—	(9,379)	(191)	—	—	(9,570)
Distributions to preferred unitholders	—	(7,350)	(150)	—	—	(7,500)
Unit-based awards amortization and vesting	—	1,231	—	—	—	1,231
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(4,013)	(4,013)
Balance at June 30, 2022	12,506	$300,753	$3,904	$47,964	$1,743	$354,364

(1)

Net income includes $7.5 million of income attributable to preferred unitholders that accumulated during the period, of which $7.4 million is allocated to the common unitholders and $0.2 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$149,609	$130,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,875	9,715
Distributions from unconsolidated investment	43,130	23,716
Equity earnings from unconsolidated investment	(46,232)	(29,480)
Gain on asset sales and disposals	(101)	(345)
Loss on extinguishment of debt	—	4,048
Asset impairments	69	62
Bad debt expense	(808)	640
Unit-based compensation expense	5,137	2,787
Amortization of debt issuance costs and other	566	1,672
Change in operating assets and liabilities:
Accounts receivable	6,700	(12,612)
Accounts payable	(469)	13
Accrued liabilities	(6,786)	(5,109)
Accrued interest	(364)	(163)
Deferred revenue	(2,800)	(9,575)
Other items, net	(1,276)	(634)
Net cash provided by operating activities	$154,250	$115,454

Cash flows from investing activities
Proceeds from asset sales and disposals	$106	$346
Return of long-term contract receivable	1,208	563
Capital expenditures	(10)	—
Net cash provided by investing activities	$1,304	$909

Cash flows from financing activities
Debt borrowings	$165,034	$—
Debt repayments	(151,061)	(137,171)
Distributions to common unitholders and the general partner	(50,569)	(15,242)
Distributions to preferred unitholders	(15,482)	(15,258)
Redemption of preferred units	(128,333)	—
Redemption of preferred units paid-in-kind	—	(19,321)
Other items, net	(3,504)	(5,535)
Net cash used in financing activities	$(183,915)	$(192,527)

Net decrease in cash and cash equivalents	$(28,361)	$(76,164)
Cash and cash equivalents at beginning of period	39,091	135,520
Cash and cash equivalents at end of period	$10,730	$59,356

Supplemental cash flow information:
Cash paid for interest	$6,434	$16,772

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

Principles of Consolidation and Reporting

The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2022 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on March 3, 2023. Reclassifications have been made to prior year amounts in the Consolidated Financial Statements to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income, or cash flows from operating, investing or financing activities.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Coal royalty revenues	$47,960	$62,945	$105,983	$118,394
Production lease minimum revenues	562	65	1,175	1,657
Minimum lease straight-line revenues	4,447	4,674	8,950	9,457
Carbon neutral initiative revenues	115	—	2,233	—
Property tax revenues	1,470	1,695	2,940	3,167
Wheelage revenues	3,284	4,379	7,153	8,096
Coal overriding royalty revenues	150	682	338	940
Lease amendment revenues	848	811	1,699	1,691
Aggregates royalty revenues	686	1,037	1,439	1,807
Oil and gas royalty revenues	1,214	2,906	4,802	4,720
Other revenues	271	139	566	487
Royalty and other mineral rights revenues	$61,007	$79,333	$137,278	$150,416
Transportation and processing services revenues (1)	3,270	5,612	6,868	9,408
Total Mineral Rights segment revenues	$64,277	$84,945	$144,146	$159,824

(1)

Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $2.7 million and $4.9 million for the three months ended June 30, 2023 and 2022, respectively and $5.6 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively. The remaining transportation and processing services revenues of $0.6 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 15. Financing Transaction for more information.

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2023	2022
Receivables
Accounts receivable, net	$33,370	$39,004
Other current assets, net (1)	2,155	—
Other long-term assets, net (2)	—	75

Contract liabilities
Current portion of deferred revenue	$6,823	$6,256
Deferred revenue	36,815	40,181

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.
(2)	Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Six Months Ended June 30,
(In thousands)	2023	2022
Balance at beginning of period (current and non-current)	$46,437	$61,862
Increase due to minimums and lease amendment fees	10,810	7,997
Recognition of previously deferred revenue	(13,609)	(17,573)
Balance at end of period (current and non-current)	$43,638	$52,286

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of  June 30, 2023 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.7	$22,230
5 - 10 years	3.1	7,417
10+ years	12.1	27,129
Total	6.8	$56,776

(1)	Lease term does not include renewal periods.

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

In  February 2023, the Partnership received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. The Partnership chose to redeem the preferred units for $47.5 million in cash rather than issuing common units. In May 2023, the Partnership received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 35,834 Class A Preferred Units. The Partnership chose to redeem the preferred units for $35.8 million in cash rather than issuing common units. In June 2023, the Partnership executed a negotiated transaction with holders of the Class A Preferred Units pursuant to which it repurchased and retired an aggregate of 45,000 Class A Preferred Units for $45.0 million in cash. Of the originally issued 250,000 Class A Preferred Units, 121,667 Class A Preferred Units remain outstanding as of June 30, 2023.

Activity related to the preferred units is as follows:

	Units	Financial
(In thousands, except unit data)	Outstanding	Position
Balance at December 31, 2021	269,321	$183,908
Redemption of preferred units paid-in-kind	(19,321)	(19,321)
Balance at December 31, 2022	250,000	$164,587
Redemption of preferred units	(128,333)	(84,488)
Balance at June 30, 2023	121,667	$80,099

Warrants

As of June 30, 2023 and December 31, 2022 there were 3.0 million warrants outstanding, which included warrants to purchase 0.75 million common units at a strike price of $22.81 and warrants to purchase 2.25 million common units with a strike price of $34.00. These warrants had a $48.0 million carrying value included in warrant holders' interest within partners' capital on the Partnership's Consolidated Balance Sheets at June 30, 2023 and December 31, 2022. Subsequent adjustment of the warrants will not occur until the warrants are exercised, at which time, NRP may, at its option, elect to settle the warrants in common units or cash, each on a net basis. The net basis will be equal to the difference between the Partnership's common unit price and the strike price of the warrant. Once warrant exercise occurs, the difference between the carrying amount of the warrants and the net settlement amount will be allocated on a pro-rata basis to the common unitholders and general partner.

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $5.0 million and $7.5 million during the three months ended June 30, 2023 and 2022, respectively, and $11.6 million and $15.0 million for the six months ended June 30, 2023 and 2022, respectively, as a result of accumulated preferred unit distributions earned during the period. Of the $6.7 million in accumulated preferred unit distributions earned during March 31, 2023, $0.6 million was paid in February 2023 in connection with the preferred units that were redeemed in February. Of the $5.0 million in accumulated preferred unit distributions earned during June 30, 2023, $0.4 million was paid in May 2023 and $0.9 million was paid in June 2023 in connection with the preferred units that were redeemed during those months. Income available to common unitholders and the general partner is also reduced by the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units. As such, NRP reduced net income available to common unitholders and the general partner by $27.6 million and $43.8 million during the three and six months ended June 30, 2023, respectively.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the six months ended June 30, 2023 and 2022, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2023
February 2023	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500
February 2023 (2)	January 1 - February 8, 2023	—	—	12.33	586
March 2023 (3)	Special Distribution	2.43	31,329	—	—
May 2023	January 1 - March 31, 2023	0.75	9,669	30.00	6,075
May 2023 (4)	April 1 - May 5, 2023	—	—	11.33	406
June 2023 (5)	April 1 - June 2, 2023	—	—	20.33	915

2022
February 2022	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500
February 2022 (6)	January 1 - February 8, 2022	—	—	13.35	258
May 2022	January 1 - March 31, 2022	0.75	9,570	30.00	7,500

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.
(4)	Relates to accrued distribution paid upon the redemption of 35,834 preferred units in May 2023.
(5)	Relates to accrued distribution paid upon the redemption of 45,000 preferred units in June 2023.
(6)	Relates to accrued distribution paid upon the redemption of 19,321 preferred units paid-in-kind in February 2022.

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

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three and six months ended June 30, 2023 includes the assumed conversion of the remaining preferred units while it does not include the assumed conversion of the preferred units that were redeemed during the three and six months ended June 30, 2023 as the inclusion of these units would be anti-dilutive. The calculation of diluted net income per common unit for the three and six months ended June 30, 2022 includes the assumed conversion of the preferred units.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and six months ended June 30, 2023 and 2022 includes the net settlement of warrants to purchase 0.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2023	2022	2023	2022
Basic net income per common unit
Net income attributable to common unitholders	$36,990	$58,134	$92,248	$113,405
Weighted average common units—basic	12,635	12,506	12,603	12,461
Basic net income per common unit	$2.93	$4.65	$7.32	$9.10

Diluted net income per common unit
Weighted average common units—basic	12,635	12,506	12,603	12,461
Plus: dilutive effect of preferred units	2,420	6,292	3,099	6,292
Plus: dilutive effect of warrants	1,139	937	1,197	734
Plus: dilutive effect of unvested unit-based awards	122	178	165	209
Weighted average common units—diluted	16,316	19,913	17,064	19,696

Net income	$70,334	$66,820	$149,609	$130,719
Less: income attributable to preferred unitholders	(1,321)	—	(1,907)	—
Less: redemption of preferred units	(27,618)	—	(43,846)	—
Diluted net income attributable to common unitholders and the general partner	$41,395	$66,820	$103,856	$130,719
Less: diluted net income attributable to the general partner	(828)	(1,336)	(2,077)	(2,614)
Diluted net income attributable to common unitholders	$40,567	$65,484	$101,779	$128,105

Diluted net income per common unit	$2.49	$3.29	$5.96	$6.50

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended June 30, 2023
Revenues	$64,277	$26,978	$—	$91,255
Gain on asset sales and disposals	5	—	—	5
Operating and maintenance expenses	7,916	14	—	7,930
Depreciation, depletion and amortization	3,787	—	5	3,792
General and administrative expenses	—	—	5,643	5,643
Asset impairments	69	—	—	69
Other expenses, net	—	—	3,492	3,492
Net income (loss)	52,510	26,964	(9,140)	70,334

For the Three Months Ended June 30, 2022
Revenues	$84,945	$14,643	$—	$99,588
Gain on asset sales and disposals	345	—	—	345
Operating and maintenance expenses	9,992	23	—	10,015
Depreciation, depletion and amortization	5,847	—	—	5,847
General and administrative expenses	—	—	5,052	5,052
Asset impairments	43	—	—	43
Other expenses, net	—	—	12,156	12,156
Net income (loss)	69,408	14,620	(17,208)	66,820

For the Six Months Ended June 30, 2023
Revenues	$144,146	$46,232	$—	$190,378
Gain on asset sales and disposals	101	—	—	101
Operating and maintenance expenses	14,921	172	—	15,093
Depreciation, depletion and amortization	7,866	—	9	7,875
General and administrative expenses	—	—	11,488	11,488
Asset impairments	69	—	—	69
Other expenses, net	—	—	6,345	6,345
Net income (loss)	121,391	46,060	(17,842)	149,609

For the Six Months Ended June 30, 2022
Revenues	$159,824	$29,480	$—	$189,304
Gain on asset sales and disposals	345	—	—	345
Operating and maintenance expenses	18,017	74	—	18,091
Depreciation, depletion and amortization	9,715	—	—	9,715
General and administrative expenses	—	—	9,519	9,519
Asset impairments	62	—	—	62
Other expenses, net	—	—	21,543	21,543
Net income (loss)	132,375	29,406	(31,062)	130,719

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of period	$295,361	$280,156	$306,470	$276,004
Income allocation to NRP’s equity interests (1)	28,212	15,804	48,576	31,869
Amortization of basis difference	(1,234)	(1,161)	(2,344)	(2,389)
Other comprehensive income (loss)	911	(4,013)	(18,672)	(1,468)
Distribution	(32,350)	(10,486)	(43,130)	(23,716)
Balance at end of period	$290,900	$280,300	$290,900	$280,300

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $2.3 million and $(3.0) million for the three months ended June 30, 2023 and 2022, respectively, and $(18.3) million and $(4.7) million for the six months ended June 30, 2023 and 2022, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net sales	$201,365	$189,068	$408,493	$352,505
Gross profit	64,554	40,279	113,609	80,044
Net income	57,574	32,253	99,134	65,039

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	June 30, 2023			December 31, 2022
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$661,743	$(276,085)	$385,658	$661,812	$(269,037)	$392,775
Aggregates properties	8,655	(3,618)	5,037	8,655	(3,410)	5,245
Oil and gas royalty properties	12,354	(9,841)	2,513	12,354	(9,600)	2,754
Other	13,145	(1,612)	11,533	13,150	(1,612)	11,538
Total mineral rights, net	$695,897	$(291,156)	$404,741	$695,971	$(283,659)	$412,312

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.6 million and $5.4 million for the three months ended June 30, 2023 and 2022, respectively and $7.5 million and $9.1 million for the six months ended June 30, 2023 and 2022, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the analysis, the Partnership recorded immaterial impairment expenses during the three and six months ended June 30, 2023 and 2022.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Opco Credit Facility	$103,034	$70,000
Opco Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$—	$2,366
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	6,004	6,004
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,684	25,368
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	4,011	8,023
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	45,683	45,683
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	11,643	11,643
Total Opco Senior Notes	$80,025	$99,087
Total debt at face value	$183,059	$169,087
Net unamortized debt issuance costs	(623)	(806)
Total debt, net	$182,436	$168,281
Less: current portion of long-term debt	(36,743)	(39,076)
Total long-term debt, net	$145,693	$129,205

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of June 30, 2023 and December 31, 2022, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In May 2023, the Partnership entered into the Sixth Amendment (the "Sixth Amendment) to the Opco Credit Facility (the "Opco Credit Facility"). The Sixth Amendment maintained the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased from $130.0 million to $155.0 million, with the ability to expand such commitments to $200.0 million with the addition of future commitments and. The Sixth Amendment also includes modifications to Opco’s ability to declare and make certain restricted payments. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x; provided, and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0.

As of December 31, 2022, the Partnership had $70.0 million in borrowings outstanding under the Opco Credit Facility. During the six months ended June 30, 2023, the Partnership borrowed $165.0 million and repaid $132.0 million, resulting in $103.0 million in borrowings outstanding under the Opco Credit Facility as of June 30, 2023. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three and six months ended June 30, 2023 was 8.61% and 8.44%, respectively. During the three and six months ended June 30, 2022, the Partnership did not have any borrowings outstanding under the Opco Credit Facility. The Partnership had $52.0 million and $60.0 million of available borrowing capacity as of June 30, 2023 and December 31, 2022, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $320.0 million and $326.4 million classified as mineral rights, net and other long-term assets, net on the Partnership’s Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2023 and December 31, 2022, the Opco Senior Notes had cumulative principal balances of $80.0 million and $99.1 million, respectively. Opco made mandatory principal payments of $19.1 million during the six months ended June 30, 2023 and 2022.

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through June 30, 2023.

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		June 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$79,402	$75,848	$98,281	$96,060
Opco Credit Facility (2)	3	103,034	103,034	70,000	70,000

Assets:
Contract receivable, net (current and long-term) (3)	3	$30,182	$25,254	$31,371	$24,833

(1)	The fair value of the Opco Senior Notes at June 30, 2023 and December 31, 2022 were estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit facility at June 30, 2023 and December 31, 2022, respectively.
(2)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.
(3)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at June 30, 2023 and December 31, 2022.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of June 30, 2023 and December 31, 2022.

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

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Operating and maintenance expenses	$1,712	$1,698	$3,431	$3,357
General and administrative expenses	1,253	1,225	2,573	2,465

The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets at both  June 30, 2023 and December 31, 2022, and $0.8 million and $1.0 million of accounts payable to WPPLP at June 30, 2023 and December 31, 2022, respectively.

During the three months ended June 30, 2023 and 2022, the Partnership recognized $2.0 million and $2.7 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $4.0 million and $4.3 million during the six months ended June 30, 2023 and 2022, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$19,685	22%	$32,895	33%	$43,903	23%	$60,638	32%
Foresight Energy Resources LLC ("Foresight") (1)	$12,324	14%	$16,497	17%	$24,853	13%	$27,747	15%

(1)	Revenues from Alpha Metallurgical Resources, Inc. and Foresight are included within the Partnership's Mineral Rights segment.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the three and six months ended June 30, 2023, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan and during the six months ended June 30, 2022, the Partnership granted service-based awards. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of these awards granted during the three months ended June 30, 2023 was $0.1 million. The grant date fair value of these awards granted during six months ended June 30, 2023 and 2022 was $16.0 million and $7.9 million, respectively. Total unit-based compensation expense associated with these awards was $2.6 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $5.1 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of June 30, 2023 is $18.2 million, which is to be recognized over a weighted average period of 2.3 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2022 was $6.3 million.

A summary of the unit activity in the outstanding grants during 2023 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2023	386	$28.96
Granted	281	$56.84
Fully vested and issued	(184)	$26.30
Outstanding at June 30, 2023	483	$46.21

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

15.    Financing Transaction

The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. Minimum payments are $5.0 million per year through the end of the lease term. The Partnership is also entitled to variable payments in the form of throughput fees based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed ten thousand dollars per year for the remainder of the renewed term.

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

As of June 30, 2023 and December 31, 2022, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	June 30, 2023			December 31, 2022
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$42,974	$(3,699)	$39,275	$47,237	$(4,461)	$42,776
Long-term contract receivable	28,652	(993)	27,659	29,984	(1,038)	28,946
Total	$71,626	$(4,692)	$66,934	$77,221	$(5,499)	$71,722

NRP recorded a reversal of $0.2 million and $0.4 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended June 30, 2023 and 2022, respectively and a reversal of $0.8 million and expense of $0.6 million during the six months ended June 30, 2023 and 2022, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

17.    Subsequent Events

The following represents material events that have occurred subsequent to June 30, 2023 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit and Preferred Unit Distributions

In August 2023, the Board of Directors declared a distribution of $0.75 per common unit with respect to the second quarter of 2023. The Board of Directors also declared a $3.7 million cash distribution on NRP's outstanding preferred units with respect to the second quarter of 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and six month periods ended June 30, 2023 and 2022 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our financial results by segment for the six months ended June 30, 2023 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$144,247	$46,232	$—	$190,479
Net income (loss)	$121,391	$46,060	$(17,842)	$149,609
Adjusted EBITDA (1)	$129,326	$42,958	$(11,488)	$160,796

Cash flow provided by (used in) continuing operations
Operating activities	$128,898	$42,943	$(17,591)	$154,250
Investing activities	$1,314	$—	$(10)	$1,304
Financing activities	$(583)	$—	$(183,332)	$(183,915)
Distributable cash flow (1)	$130,212	$42,943	$(17,601)	$155,554
Free cash flow (1)	$130,106	$42,943	$(17,601)	$155,448

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $154.3 million of operating cash flow and $155.4 million of free cash flow during the six months ended June 30, 2023, and ended the quarter with $62.7 million of liquidity consisting of $10.7 million of cash and cash equivalents and $52.0 million of borrowing capacity under our Opco Credit Facility. As of June 30, 2023 our leverage ratio was 0.6 x.

In May 2023, we declared and paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2023 as well as a $6.1 million cash distribution on the preferred units with respect to the first quarter of 2023. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

In February 2023, we received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. We chose to redeem the preferred units for $47.5 million in cash rather than issuing common units. In May 2023, we received a notice from holders of our Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 35,834 Class A Preferred Units. We chose to redeem the preferred units for $35.8 million in cash rather than issuing common units. In June 2023, we executed a negotiated transaction with holders of our Class A Preferred Units pursuant to which we repurchased and retired an aggregate of 45,000 Class A Preferred Units for $45.0 million in cash. Of the originally issued 250,000 Class A Preferred Units, 121,667 Class A Preferred Units remain outstanding.

Mineral Rights Business Segment

Revenues and other income in the first six months of 2023 decreased $15.9 million, or 10%, as compared to the prior year period primarily due to decreased metallurgical coal sales prices. Cash provided by operating activities and free cash flow increased $10.4 million and $11.0 million, respectively, compared to the prior year period primarily due to the timing of minimum and royalty payments and prior year recoupments, partially offset by lower revenues and other income in the second quarter of 2023 as compared to the prior year period primarily due to lower met coal sales prices.

While metallurgical and thermal coal prices have decreased from the beginning of the year and decreased significantly from the record highs seen in 2022, they both remain strong relative to historical norms. Transportation and logistics challenges, limited access to capital, and qualified labor shortages limit operators' ability to increase production and sales which should provide continued price support at current levels.

 We continue to explore opportunities for carbon neutral revenue across our large portfolio of land, mineral, and timber assets, including the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar, and wind energy.

Soda Ash Business Segment

Revenues and other income in the first six months of 2023increased $16.8 million, or 57%, as compared to the prior year period driven by strong demand in domestic and international markets, partially offset by lower soda ash production and sales volumes. Cash provided by operating activities and free cash flow in the first six months of 2023increased $19.3 million as compared to the prior year period due to the early timing of distributions received from Sisecam Wyoming and a higher distribution amount driven by Sisecam Wyoming's strong operating performance in the second quarter of 2023.

After starting the year at historically high levels, global soda ash prices have fallen throughout the first half of the year. New supply from China entering the market in the second half of the year is expected to continue to put downward pressure on international soda ash pricing. However, we expect Sisecam Wyoming's domestic soda ash sales prices to remain strong in the second half of the year as a result of negotiated 2023 domestic sales contracts entered into at the end of 2022.

Results of Operations

Second Quarter of 2023 and 2022 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended June 30,		Increase	Percentage
Operating Segment (In thousands)	2023	2022	(Decrease)	Change
Mineral Rights	$64,282	$85,290	$(21,008)	(25)%
Soda Ash	26,978	14,643	12,335	84%
Total	$91,260	$99,933	$(8,673)	(9)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2023	2022	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	390	392	(2)	(1)%
Central	3,352	3,484	(132)	(4)%
Southern	693	312	381	122%
Total Appalachia	4,435	4,188	247	6%
Illinois Basin	1,631	3,403	(1,772)	(52)%
Northern Powder River Basin	881	699	182	26%
Gulf Coast	139	67	72	107%
Total coal sales volumes	7,086	8,357	(1,271)	(15)%

Coal royalty revenue per ton
Appalachia
Northern	$6.87	$11.84	$(4.97)	(42)%
Central	8.49	12.19	(3.70)	(30)%
Southern	10.85	17.67	(6.82)	(39)%
Illinois Basin	3.15	2.07	1.08	52%
Northern Powder River Basin	4.62	4.74	(0.12)	(3)%
Gulf Coast	0.71	0.57	0.14	25%
Combined average coal royalty revenue per ton	6.77	7.54	(0.77)	(10)%

Coal royalty revenues
Appalachia
Northern	$2,681	$4,640	$(1,959)	(42)%
Central	28,445	42,461	(14,016)	(33)%
Southern	7,521	5,513	2,008	36%
Total Appalachia	38,647	52,614	(13,967)	(27)%
Illinois Basin	5,141	7,061	(1,920)	(27)%
Northern Powder River Basin	4,066	3,314	752	23%
Gulf Coast	98	38	60	158%
Unadjusted coal royalty revenues	47,952	63,027	(15,075)	(24)%
Coal royalty adjustment for minimum leases	8	(82)	90	110%
Total coal royalty revenues	$47,960	$62,945	$(14,985)	(24)%

Other revenues
Production lease minimum revenues	$562	$65	$497	765%
Minimum lease straight-line revenues	4,447	4,674	(227)	(5)%
Carbon neutral initiative revenues	115	—	115	100%
Wheelage revenues	3,284	4,379	(1,095)	(25)%
Property tax revenues	1,470	1,695	(225)	(13)%
Coal overriding royalty revenues	150	682	(532)	(78)%
Lease amendment revenues	848	811	37	5%
Aggregates royalty revenues	686	1,037	(351)	(34)%
Oil and gas royalty revenues	1,214	2,906	(1,692)	(58)%
Other revenues	271	139	132	95%
Total other revenues	$13,047	$16,388	$(3,341)	(20)%
Royalty and other mineral rights	$61,007	$79,333	$(18,326)	(23)%
Transportation and processing services revenues	3,270	5,612	(2,342)	(42)%
Gain on asset sales and disposals	5	345	(340)	(99)%
Total Mineral Rights segment revenues and other income	$64,282	$85,290	$(21,008)	(25)%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 55% of coal royalty sales volumes were derived from metallurgical coal during the three months ended June 30, 2023. Total coal royalty revenues decreased $15.0 million as compared to the prior year quarter. The discussion by region is as follows:

•	Appalachia: Coal royalty revenues decreased $14.0 million primarily due to decreased metallurgical coal sales prices during the three months ended June 30, 2023, as compared to the prior year quarter.
•

Illinois Basin: Coal royalty revenues decreased $1.9 million primarily due to decreased sales volumes during the three months ended June 30, 2023, as compared to the prior year quarter. This decrease in sales volumes is primarily a result of a temporary relocation off of NRP's coal reserves. However, the decrease in sales volumes was partially offset by an increase in sales prices and increased wheelage revenues associated with the transportation of non-NRP coal across NRP property.

Other Revenues

Total other revenues decreased $3.3 million during the three months ended June 30, 2023, as compared to the prior year quarter primarily due a $1.7 million decrease in oil and gas royalty revenues and a $1.1 million decrease in wheelage revenues as compared to the prior year period. Oil and gas royalty revenues decreased primarily as a result of decreased natural gas prices as compared to the prior year quarter and wheelage revenues decreased primarily due to lower met coal sales prices resulting in a lower wheelage revenue received per ton of coal transported.

Transportation and Processing Services Revenues

Transportation and processing services revenues decreased $2.3 million during the three months ended June 30, 2023, as compared to the prior year quarter primarily due to a temporary relocation of certain production off of NRP's coal reserves. The fee per ton associated with the transportation and processing of the non-NRP coal is less than the fee per ton associated with the transportation and processing of NRP coal.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $12.3 million compared to the prior year quarter primarily due to higher sales prices driven by strong demand in domestic and international markets, partially offset by lower soda ash production and sales volumes.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands)	2023	2022	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$7,930	$10,015	$(2,085)	(21)%
Depreciation, depletion and amortization	3,792	5,847	(2,055)	(35)%
General and administrative expenses	5,643	5,052	591	12%
Asset impairments	69	43	26	60%
Total operating expenses	$17,434	$20,957	$(3,523)	(17)%

Other expenses, net
Interest expense, net	$3,492	$8,108	$(4,616)	(57)%
Loss on extinguishment of debt	—	4,048	(4,048)	(100)%
Total other expenses, net	$3,492	$12,156	$(8,664)	(71)%

Total operating expenses decreased $3.5 million as compared to the prior year quarter primarily due to a $2.1 million decrease in operating and maintenance expenses and a $2.1 million decrease in depreciation, depletion and amortization. The decrease in operating and maintenance expenses was primarily driven by lower overriding royalty expense from an agreement with WPPLP in the second quarter of 2023 as compared to second quarter of 2022. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property. The decrease in depreciation, depletion and amortization was primarily driven by lower Illinois Basin coal sales volumes during the second quarter of 2023 as compared to the second quarter of 2022 as explained in the coal royalty revenues section above.

Other expenses, net decreased $8.7 million as a result of less debt outstanding as compared to the prior year quarter, in addition to the loss on extinguishment of debt recognized in 2022 related to the partial retirement of the 2025 Senior Notes during the second quarter of 2022.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2023
Net income (loss)	$52,510	$26,964	$(9,140)	$70,334
Less: equity earnings from unconsolidated investment	—	(26,978)	—	(26,978)
Add: total distributions from unconsolidated investment	—	32,350	—	32,350
Add: interest expense, net	—	—	3,492	3,492
Add: depreciation, depletion and amortization	3,787	—	5	3,792
Add: asset impairments	69	—	—	69
Adjusted EBITDA	$56,366	$32,336	$(5,643)	$83,059

June 30, 2022
Net income (loss)	$69,408	$14,620	$(17,208)	$66,820
Less: equity earnings from unconsolidated investment	—	(14,643)	—	(14,643)
Add: total distributions from unconsolidated investment	—	10,486	—	10,486
Add: interest expense, net	—	—	8,108	8,108
Add: loss on extinguishment of debt	—	—	4,048	4,048
Add: depreciation, depletion and amortization	5,847	—	—	5,847
Add: asset impairments	43	—	—	43
Adjusted EBITDA	$75,298	$10,463	$(5,052)	$80,709

Net income increased $3.5 million primarily due to the decrease in operating and other expenses, partially offset by the decrease in revenues and other income, all discussed above. Adjusted EBITDA increased $2.4 million as compared to the prior year quarter primarily due to a $21.9 million increase in Adjusted EBITDA within our Soda Ash segment due to the early timing of distributions received from Sisecam Wyoming and a higher distribution amount driven by Sisecam Wyoming's strong operating performance in the second quarter of 2023. This increase in Adjusted EBITDA was partially offset by an $18.9 million decrease in Adjusted EBITDA within our Mineral Rights segment primarily as a result of lower revenues and other income as discussed above.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2023
Cash flow provided by (used in)
Operating activities	$55,040	$32,326	$(6,016)	$81,350
Investing activities	615	—	(8)	607
Financing activities	—	—	(88,882)	(88,882)

June 30, 2022
Cash flow provided by (used in)
Operating activities	$70,351	$10,430	$(17,658)	$63,123
Investing activities	909	—	—	909
Financing activities	—	—	(140,266)	(140,266)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2023
Net cash provided by (used in) operating activities	$55,040	$32,326	$(6,016)	$81,350
Add: proceeds from asset sales and disposals	5	—	—	5
Add: return of long-term contract receivable	610	—	—	610
Less: maintenance capital expenditures	—	—	(8)	(8)
Distributable cash flow	$55,655	$32,326	$(6,024)	$81,957
Less: proceeds from asset sales and disposals	(5)	—	—	(5)
Free cash flow	$55,650	$32,326	$(6,024)	$81,952

June 30, 2022
Net cash provided by (used in) operating activities	$70,351	$10,430	$(17,658)	$63,123
Add: proceeds from asset sales and disposals	346	—	—	346
Add: return of long-term contract receivable	563	—	—	563
Distributable cash flow	$71,260	$10,430	$(17,658)	$64,032
Less: proceeds from asset sales and disposals	(346)	—	—	(346)
Free cash flow	$70,914	$10,430	$(17,658)	$63,686

Operating cash flow, DCF and FCF increased $18.2 million, $17.9 million and $18.3 million, respectively, primarily due to an increase in cash flow within our Soda Ash and Corporate and Financing segments, partially offset by a decrease in cash flow within our Mineral Rights segment. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $15.3 million, $15.6 million and $15.3 million, respectively, primarily due to lower revenues and other income as discussed above primarily driven by lower met coal sales prices.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF increased $21.9 million due to the early timing of distributions received from Sisecam Wyoming and a higher distribution amount driven by Sisecam Wyoming's strong operating performance in the second quarter of 2023.

•	Corporate and Financing Segment
◦	Operating cash flow, DCF and FCF increased $11.6 million primarily due to lower cash paid for interest as a result of the retirement of the 2025 Senior Notes in 2022.

First Six Months of 2023 and 2022 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Six Months Ended June 30,		Increase	Percentage
Operating Segment (In thousands)	2023	2022	(Decrease)	Change
Mineral Rights	$144,247	$160,169	$(15,922)	(10)%
Soda Ash	46,232	29,480	16,752	57%
Total	$190,479	$189,649	$830	0%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2023	2022	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	769	820	(51)	(6)%
Central	6,961	6,735	226	3%
Southern	1,275	673	602	89%
Total Appalachia	9,005	8,228	777	9%
Illinois Basin	2,941	4,905	(1,964)	(40)%
Northern Powder River Basin	1,966	1,937	29	1%
Gulf Coast	197	136	61	45%
Total coal sales volumes	14,109	15,206	(1,097)	(7)%

Coal royalty revenue per ton
Appalachia
Northern	$8.35	$10.95	$(2.60)	(24)%
Central	9.23	11.80	(2.57)	(22)%
Southern	12.72	17.61	(4.89)	(28)%
Illinois Basin	3.34	2.11	1.23	58%
Northern Powder River Basin	4.65	4.10	0.55	13%
Gulf Coast	0.66	0.56	0.10	18%
Combined average coal royalty revenue per ton	7.51	7.80	(0.29)	(4)%

Coal royalty revenues
Appalachia
Northern	$6,418	$8,981	$(2,563)	(29)%
Central	64,251	79,441	(15,190)	(19)%
Southern	16,218	11,853	4,365	37%
Total Appalachia	86,887	100,275	(13,388)	(13)%
Illinois Basin	9,816	10,364	(548)	(5)%
Northern Powder River Basin	9,141	7,946	1,195	15%
Gulf Coast	131	76	55	72%
Unadjusted coal royalty revenues	105,975	118,661	(12,686)	(11)%
Coal royalty adjustment for minimum leases	8	(267)	275	103%
Total coal royalty revenues	$105,983	$118,394	$(12,411)	(10)%

Other revenues
Production lease minimum revenues	$1,175	$1,657	$(482)	(29)%
Minimum lease straight-line revenues	8,950	9,457	(507)	(5)%
Carbon neutral initiative revenues	2,233	—	2,233	100%
Wheelage revenues	7,153	8,096	(943)	(12)%
Property tax revenues	2,940	3,167	(227)	(7)%
Coal overriding royalty revenues	338	940	(602)	(64)%
Lease amendment revenues	1,699	1,691	8	0%
Aggregates royalty revenues	1,439	1,807	(368)	(20)%
Oil and gas royalty revenues	4,802	4,720	82	2%
Other revenues	566	487	79	16%
Total other revenues	$31,295	$32,022	$(727)	(2)%
Royalty and other mineral rights	$137,278	$150,416	$(13,138)	(9)%
Transportation and processing services revenues	6,868	9,408	(2,540)	(27)%
Gain on asset sales and disposals	101	345	(244)	(71)%
Total Mineral Rights segment revenues and other income	$144,247	$160,169	$(15,922)	(10)%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 55% of coal royalty sales volumes were derived from metallurgical coal during the six months ended June 30, 2023. Total coal royalty revenues decreased $12.4 million as compared to the prior year period. The discussion by region is as follows:

•	Appalachia: Coal royalty revenues decreased $13.4 million primarily due to decreased metallurgical coal sales prices during the six months ended June 30, 2023, as compared to the prior year quarter.
•

Illinois Basin: Coal royalty revenues decreased $0.5 million primarily due to decreased sales volumes during the six months ended June 30, 2023, as compared to the prior year period. This decrease in sales volumes is primarily a result of a temporary relocation of certain production off of NRP's coal reserves. However, the decrease in sales volumes was partially offset by an increase in sales prices and increased wheelage revenues associated with the transportation of non-NRP coal across NRP property.

Transportation and Processing Services Revenues

Transportation and processing services revenues decreased $2.5 million during the six months ended June 30, 2023, as compared to the prior year period primarily due to a temporary relocation of certain production off of NRP's coal reserves. The fee per ton on associated with the transportation and processing of the non-NRP coal is less than the fee per ton associated with the transportation and processing of NRP coal.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $16.8 million compared to the prior year period primarily due to higher sales prices driven by strong demand in domestic and international markets, partially offset by lower soda ash production and sales volumes.

Operating Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands)	2023	2022	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$15,093	$18,091	$(2,998)	(17)%
Depreciation, depletion and amortization	7,875	9,715	(1,840)	(19)%
General and administrative expenses	11,488	9,519	1,969	21%
Asset impairments	69	62	7	11%
Total operating expenses	$34,525	$37,387	$(2,862)	(8)%

Other expenses, net
Interest expense, net	$6,345	$17,495	$(11,150)	(64)%
Loss on extinguishment of debt	—	4,048	(4,048)	(100)%
Total other expenses, net	$6,345	$21,543	$(15,198)	(71)%

Total operating expenses decreased $2.9 million primarily due to a $3.0 million decrease in operating and maintenance expenses, primarily driven by lower overriding royalty expense from an agreement with WPPLP as discussed above.

Total other expenses, net decreased $15.2 million as a result of less debt outstanding as compared to the prior year period, in addition to the loss on extinguishment of debt recognized in 2022 related to the partial retirement of the 2025 Senior Notes during the second quarter of 2022.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2023
Net income (loss)	$121,391	$46,060	$(17,842)	$149,609
Less: equity earnings from unconsolidated investment	—	(46,232)	—	(46,232)
Add: total distributions from unconsolidated investment	—	43,130	—	43,130
Add: interest expense, net	—	—	6,345	6,345
Add: depreciation, depletion and amortization	7,866	—	9	7,875
Add: asset impairments	69	—	—	69
Adjusted EBITDA	$129,326	$42,958	$(11,488)	$160,796

June 30, 2022
Net income (loss)	$132,375	$29,406	$(31,062)	$130,719
Less: equity earnings from unconsolidated investment	—	(29,480)	—	(29,480)
Add: total distributions from unconsolidated investment	—	23,716	—	23,716
Add: interest expense, net	—	—	17,495	17,495
Add: loss on extinguishment of debt	—	—	4,048	4,048
Add: depreciation, depletion and amortization	9,715	—	—	9,715
Add: asset impairments	62	—	—	62
Adjusted EBITDA	$142,152	$23,642	$(9,519)	$156,275

Net income increased $18.9 million primarily due to the decrease in operating and other expenses as discussed above. Adjusted EBITDA increased $4.5 million as compared to the prior year period primarily due to a $19.3 million increase in Adjusted EBITDA within our Soda Ash segment due to the early timing of distributions received from Sisecam Wyoming and a higher distribution amount driven by Sisecam Wyoming's strong operating performance in the second quarter of 2023. This increase in Adjusted EBITDA was partially offset by a $12.8 million decrease in Adjusted EBITDA within our Mineral Rights segment as a result of lower revenues and other income as discussed above.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2023
Cash flow provided by (used in)
Operating activities	$128,898	$42,943	$(17,591)	$154,250
Investing activities	1,314	—	(10)	1,304
Financing activities	(583)	—	(183,332)	(183,915)

June 30, 2022
Cash flow provided by (used in)
Operating activities	$118,527	$23,625	$(26,698)	$115,454
Investing activities	909	—	—	909
Financing activities	(614)	—	(191,913)	(192,527)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2023
Net cash provided by (used in) operating activities	$128,898	$42,943	$(17,591)	$154,250
Add: proceeds from asset sales and disposals	106	—	—	106
Add: return of long-term contract receivable	1,208	—	—	1,208
Less: maintenance capital expenditures	—	—	(10)	(10)
Distributable cash flow	$130,212	$42,943	$(17,601)	$155,554
Less: proceeds from asset sales and disposals	(106)	—	—	(106)
Free cash flow	$130,106	$42,943	$(17,601)	$155,448

June 30, 2022
Net cash provided by (used in) operating activities	$118,527	$23,625	$(26,698)	$115,454
Add: proceeds from asset sales and disposals	346	—	—	346
Add: return of long-term contract receivable	563	—	—	563
Distributable cash flow	$119,436	$23,625	$(26,698)	$116,363
Less: proceeds from asset sales and disposals	(346)	—	—	(346)
Free cash flow	$119,090	$23,625	$(26,698)	$116,017

Operating cash flow, DCF and FCF increased $38.8 million, $39.2 million and $39.4 million, respectively, as compared to the prior year period due to increased cash flow within our Soda Ash, Corporate and Financing and Mineral Rights segments. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF increased $10.4 million, $10.8 million and $11.0 million, respectively, primarily due to the timing of minimum and royalty payments and prior year recoupments, partially offset by lower revenues and other income in the second quarter of 2023 as compared to the prior year period primarily driven by lower met coal sales prices.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF increased  $19.3 million due to the early timing of distributions received from Sisecam Wyoming and a higher distribution amount driven by Sisecam Wyoming's strong operating performance in the second quarter of 2023.

•	Corporate and Financing Segment
◦	Operating cash flow, DCF and FCF increased $9.1 million primarily due to lower cash paid for interest as a result of the retirement of the 2025 Senior Notes in 2022.

Liquidity and Capital Resources

Current Liquidity

As of June 30, 2023, we had total liquidity of $62.7 million, consisting of $10.7 million of cash and cash equivalents and $52.0 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $20 million of principal repayments on Opco’s senior notes, throughout the remainder of 2023. The following table calculates our leverage ratio as of June 30, 2023:

	For the Three Months Ended
(In thousands)	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	Last 12 Months
Net income	$74,555	$63,218	$79,275	$70,334	$287,382
Less: equity earnings from unconsolidated investment	(14,556)	(15,759)	(19,254)	(26,978)	(76,547)
Add: total distributions from unconsolidated investment	10,339	10,780	10,780	32,350	64,249
Add: interest expense, net	5,141	3,638	2,853	3,492	15,124
Add: loss on extinguishment of debt	2,484	3,933	—	—	6,417
Add: depreciation, depletion and amortization	6,850	5,954	4,083	3,792	20,679
Add: asset impairments	812	3,583	—	69	4,464
Adjusted EBITDA	$85,625	$75,347	$77,737	$83,059	$321,768

Debt—at June 30, 2023					$183,059

Leverage Ratio					0.6 x

Cash Flows

Cash flows provided by operating activities increased $38.8 million, from $115.5 million in the six months ended June 30, 2022 to $154.3 million in the six months ended June 30, 2023, due to an increased cash flow within our Soda Ash, Corporate and Financing and Mineral Rights segments, all discussed above.

Cash used in financing activities decreased $8.6 million, from $192.5 million used in the six months ended June 30, 2022 to $183.9 million used in the six months ended June 30, 2023, primarily due to the following:

•	$165.0 million of borrowings on the Opco Credit Facility in 2023;
•	$118.1 million of cash used to retire a portion of the 2025 Senior Notes in the second quarter of 2022; and
•	$19.3 million of cash used to redeem the preferred units paid-in-kind during the first quarter of 2022.

These decreases in cash flow used were partially offset by the following:

•	$132.0 million of cash used to repay a portion of the Opco Credit Facility in 2023;
•	$128.3 million of cash used to redeem the preferred units in 2023; and
•

$35.3 million of increased cash distributions to common unitholders and the general partner as a result of increasing our quarterly cash distribution to $0.75/unit beginning in the second quarter of 2022 in addition to the special distribution paid in the first quarter of 2023.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(In thousands)	2023	2022
Current portion of long-term debt, net	$36,743	$39,076
Long-term debt, net	145,693	129,205
Total debt, net	$182,436	$168,281

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At June 30, 2023, we had $103.0 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.0 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2023 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

3.4	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
10.1	Sixth Amendment to the Third Amended and Restated Credit Agreement, dated as of May 11, 2023, by and among NRP (Operating) LLC, the lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2023).
10.2	New Lender Agreement, dated as of May 11, 2023, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Gulf Capital Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 4, 2023	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)