Form 10-Q
period 2023-09-30
NATURAL RESOURCE PARTNERS LP
filed 2023-11-03
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,411	$39,091
Accounts receivable, net	38,569	42,701
Other current assets, net	2,570	1,822
Total current assets	$59,550	$83,614
Land	24,008	24,008
Mineral rights, net	400,548	412,312
Intangible assets, net	14,014	14,713
Equity in unconsolidated investment	282,491	306,470
Long-term contract receivable, net	26,997	28,946
Other long-term assets, net	7,601	7,068
Total assets	$815,209	$877,131
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,143	$1,992
Accrued liabilities	6,511	11,916
Accrued interest	1,224	989
Current portion of deferred revenue	6,399	6,256
Current portion of long-term debt, net	36,780	39,076
Total current liabilities	$52,057	$60,229
Deferred revenue	35,076	40,181
Long-term debt, net	170,735	129,205
Other non-current liabilities	6,833	5,472
Total liabilities	$264,701	$235,087
Commitments and contingencies (see Note 13)
Class A Convertible Preferred Units (71,666 and 250,000 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at September 30, 2023 and December 31, 2022) (See Note 3)	$47,181	$164,587
Partners’ capital
Common unitholders’ interest (12,634,642 and 12,505,996 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	$461,043	$404,799
General partner’s interest	7,196	5,977
Warrant holders’ interest	32,843	47,964
Accumulated other comprehensive income	2,245	18,717
Total partners’ capital	$503,327	$477,457
Total liabilities and partners' capital	$815,209	$877,131

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2023	2022	2023	2022
Revenues and other income
Royalty and other mineral rights	$68,533	$81,379	$205,811	$231,795
Transportation and processing services	4,579	5,969	11,447	15,377
Equity in earnings of Sisecam Wyoming	12,401	14,556	58,633	44,036
Gain on asset sales and disposals	854	354	955	699
Total revenues and other income	$86,367	$102,258	$276,846	$291,907

Operating expenses
Operating and maintenance expenses	$8,358	$7,898	$23,451	$25,989
Depreciation, depletion and amortization	4,594	6,850	12,469	16,565
General and administrative expenses	5,669	4,518	17,157	14,037
Asset impairments	63	812	132	874
Total operating expenses	$18,684	$20,078	$53,209	$57,465

Income from operations	$67,683	$82,180	$223,637	$234,442

Other expenses, net
Interest expense, net	$(3,837)	$(5,141)	$(10,182)	$(22,636)
Loss on extinguishment of debt	—	(2,484)	—	(6,532)
Total other expenses, net	$(3,837)	$(7,625)	$(10,182)	$(29,168)

Net income	$63,846	$74,555	$213,455	$205,274
Less: income attributable to preferred unitholders	(2,936)	(7,500)	(14,568)	(22,500)
Less: redemption of preferred units	(17,083)	—	(60,929)	—
Net income attributable to common unitholders and the general partner	$43,827	$67,055	$137,958	$182,774

Net income attributable to common unitholders	$42,951	$65,714	$135,199	$179,119
Net income attributable to the general partner	876	1,341	2,759	3,655

Net income per common unit (see Note 5)
Basic	$3.40	$5.25	$10.72	$14.36
Diluted	2.91	3.71	8.88	10.24

Net income	$63,846	$74,555	$213,455	$205,274
Comprehensive income (loss) from unconsolidated investment and other	2,200	289	(16,472)	(1,179)
Comprehensive income	$66,046	$74,844	$196,983	$204,095

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income (Loss)	Capital
Balance at December 31, 2022	12,506	$404,799	$5,977	$47,964	$18,717	$477,457
Net income (1)	—	77,690	1,585	—	—	79,275
Redemption of preferred units	—	(15,904)	(324)	—	—	(16,228)
Distributions to common unitholders and the general partner	—	(40,082)	(818)	—	—	(40,900)
Distributions to preferred unitholders	—	(7,924)	(162)	—	—	(8,086)
Issuance of unit-based awards	129	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,178)	—	—	—	(1,178)
Capital contribution	—	—	142	—	—	142
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(19,583)	(19,583)
Balance at March 31, 2023	12,635	$417,401	$6,400	$47,964	$(866)	$470,899
Net income (2)	—	68,927	1,407	—	—	70,334
Redemption of preferred units	—	(27,065)	(553)	—	—	(27,618)
Distributions to common unitholders and the general partner	—	(9,476)	(193)	—	—	(9,669)
Distributions to preferred unitholders	—	(7,248)	(148)	—	—	(7,396)
Unit-based awards amortization and vesting	—	2,299	—	—	—	2,299
Comprehensive income from unconsolidated investment and other	—	—	—	—	911	911
Balance at June 30, 2023	12,635	$444,838	$6,913	$47,964	$45	$499,760
Net income (3)	—	62,569	1,277	—	—	63,846
Redemption of preferred units	—	(16,741)	(342)	—	—	(17,083)
Distributions to common unitholders and the general partner	—	(9,475)	(194)	—	—	(9,669)
Distributions to preferred unitholders	—	(4,349)	(88)	—	—	(4,437)
Unit-based awards amortization and vesting	—	2,318	—	—	—	2,318
Warrant settlement	—	(18,117)	(370)	(15,121)	—	(33,608)
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,200	2,200
Balance at September 30, 2023	12,635	$461,043	$7,196	$32,843	$2,245	$503,327

(1)

Net income includes $6.7 million of income attributable to preferred unitholders that accumulated during the period, of which $6.5 million is allocated to the common unitholders and $0.1 million is allocated to the general partner.

(2)	Net income includes $5.0 million of income attributable to preferred unitholders that accumulated during the period, of which $4.9 million is allocated to the common unitholders and $0.1 million is allocated to the general partner.
(3)	Net income includes $2.9 million of income attributable to preferred unitholders that accumulated during the period, of which $2.9 million is allocated to the common unitholders and $0.1 million is allocated to the general partner.

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

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$213,455	$205,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,469	16,565
Distributions from unconsolidated investment	66,140	34,055
Equity earnings from unconsolidated investment	(58,633)	(44,036)
Gain on asset sales and disposals	(955)	(699)
Loss on extinguishment of debt	—	6,532
Asset impairments	132	874
Bad debt expense	813	641
Unit-based compensation expense	7,903	4,216
Amortization of debt issuance costs and other	1,043	1,887
Change in operating assets and liabilities:
Accounts receivable	4,090	(10,118)
Accounts payable	(850)	223
Accrued liabilities	(6,288)	(4,831)
Accrued interest	235	3,014
Deferred revenue	(4,963)	(17,094)
Other items, net	(1,399)	1,447
Net cash provided by operating activities	$233,192	$197,950

Cash flows from investing activities
Proceeds from asset sales and disposals	$961	$699
Return of long-term contract receivable	1,830	1,138
Capital expenditures	(10)	(59)
Net cash provided by investing activities	$2,781	$1,778

Cash flows from financing activities
Debt borrowings	$215,034	$—
Debt repayments	(176,061)	(197,665)
Distributions to common unitholders and the general partner	(60,238)	(24,813)
Distributions to preferred unitholders	(19,919)	(22,758)
Redemption of preferred units	(178,334)	—
Redemption of preferred units paid-in-kind	—	(19,321)
Warrant settlement	(33,608)	—
Other items, net	(3,527)	(9,754)
Net cash used in financing activities	$(256,653)	$(274,311)

Net decrease in cash and cash equivalents	$(20,680)	$(74,583)
Cash and cash equivalents at beginning of period	39,091	135,520
Cash and cash equivalents at end of period	$18,411	$60,937

Supplemental cash flow information:
Cash paid for interest	$9,484	$18,501

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Coal royalty revenues	$55,544	$52,381	$161,527	$170,775
Production lease minimum revenues	850	1,885	2,025	3,542
Minimum lease straight-line revenues	4,464	4,778	13,414	14,235
Carbon neutral initiative revenues	681	8,600	2,914	8,600
Property tax revenues	1,770	1,360	4,710	4,527
Wheelage revenues	2,385	2,977	9,538	11,073
Coal overriding royalty revenues	827	1,367	1,165	2,307
Lease amendment revenues	623	759	2,322	2,450
Aggregates royalty revenues	736	884	2,175	2,691
Oil and gas royalty revenues	324	6,170	5,126	10,890
Other revenues	329	218	895	705
Royalty and other mineral rights revenues	$68,533	$81,379	$205,811	$231,795
Transportation and processing services revenues (1)	4,579	5,969	11,447	15,377
Total Mineral Rights segment revenues	$73,112	$87,348	$217,258	$247,172

(1)

Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $3.9 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively and $9.5 million and $12.9 million for the nine months ended September 30, 2023 and 2022, respectively. The remaining transportation and processing services revenues of $0.6 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 15. Financing Transaction for more information.

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2023	2022
Receivables
Accounts receivable, net	$34,775	$39,004
Other current assets, net (1)	2,382	—
Other long-term assets, net (2)	—	75

Contract liabilities
Current portion of deferred revenue	$6,399	$6,256
Deferred revenue	35,076	40,181

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.
(2)	Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
Balance at beginning of period (current and non-current)	$46,437	$61,862
Increase due to minimums and lease amendment fees	11,525	11,309
Recognition of previously deferred revenue	(16,487)	(28,403)
Balance at end of period (current and non-current)	$41,475	$44,768

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of  September 30, 2023 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.7	$19,867
5 - 10 years	4.8	10,417
10+ years	12.0	27,129
Total	7.2	$57,413

(1)	Lease term does not include renewal periods.

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

In  February 2023, the Partnership received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. The Partnership chose to redeem the preferred units for $47.5 million in cash rather than issuing common units. In May 2023, the Partnership received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 35,834 Class A Preferred Units. The Partnership chose to redeem the preferred units for $35.8 million in cash rather than issuing common units. In June 2023, the Partnership executed a negotiated transaction with holders of the Class A Preferred Units pursuant to which it repurchased and retired an aggregate of 45,000 Class A Preferred Units for $45.0 million in cash. In August 2023, the Partnership executed a negotiated transaction with holders of the Class A Preferred Units pursuant to which it repurchased and retired an aggregate of 35,000 Class A Preferred Units for $35.0 million in cash. In September 2023, the Partnership executed a negotiated transaction with holders of the Class A Preferred Units pursuant to which it repurchased and retired an aggregate of 15,001 Class A Preferred Units for $15.0 million in cash. Of the originally issued 250,000 Class A Preferred Units, 71,666 Class A Preferred Units remain outstanding as of September 30, 2023. Following these repurchases, the Subject units were retired and are no longer outstanding, and all rights of Blackstone thereof have ceased with respect to the subject units, therefore, Blackstone's board designee resigned from the board of the Partnership's general partner.

Activity related to the preferred units is as follows:

	Units	Financial
(In thousands, except unit data)	Outstanding	Position
Balance at December 31, 2021	269,321	$183,908
Redemption of preferred units paid-in-kind	(19,321)	(19,321)
Balance at December 31, 2022	250,000	$164,587
Redemption of preferred units	(178,334)	(117,406)
Balance at September 30, 2023	71,666	$47,181

Warrants

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

On September 18, 2023 (the "exercise date"), the Partnership negotiated a transaction with holders of the Partnership's warrants pursuant to which the Partnership repurchased and retired an aggregate of 752,500 warrants with an exercise price of $22.81 and 60,000 warrants with an exercise price of $34.00 for approximately $33.6 million in cash. As of September 30, 2023 there were 2.19 million warrants to purchase common units with a strike price of $34.00 outstanding and no warrants to purchase common units with a strike price of $22.81 outstanding. As of December 31, 2022 there were 3.0 million warrants outstanding, which included warrants to purchase 0.75 million common units at a strike price of $22.81 and warrants to purchase 2.25 million common units with a strike price of $34.00. These warrants had a $32.8 million carrying value included in warrant holders' interest within partners' capital on the Partnership's Consolidated Balance Sheets at September 30, 2023 and $48.0 million at December 31, 2022.

Activity related to the warrants is as follows:

	Warrants	Financial
(In thousands, except warrant data)	Outstanding	Position
Balance at December 31, 2021 and 2022	3,002,500	$47,964
Warrant settlement	(812,500)	(15,121)
Balance at September 30, 2023	2,190,000	$32,843

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $2.9 million and $7.5 million during the three months ended September 30, 2023 and 2022, respectively, and $14.6 million and $22.5 million during the nine months ended September 30, 2023 and 2022, respectively, as a result of accumulated preferred unit distributions earned during the period. Of the $6.7 million in accumulated preferred unit distributions earned during the three months ended March 31, 2023, $0.6 million was paid in February 2023 in connection with the preferred units that were redeemed in February. Of the $5.0 million in accumulated preferred unit distributions earned during the three months ended June 30, 2023, $0.4 million was paid in May 2023 and $0.9 million was paid in June 2023 in connection with the preferred units that were redeemed during those months. Of the $2.9 million in accumulated preferred unit distributions earned during the three months ended September 30, 2023, $0.4 million was paid in August 2023 and $0.4 million was paid in September 2023 in connection with the preferred units that were redeemed during those months. Income available to common unitholders and the general partner is also reduced by the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units. As such, NRP reduced net income available to common unitholders and the general partner by $17.1 million and $60.9 million during the three and nine months ended September 30, 2023, respectively.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the nine months ended September 30, 2023 and 2022, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2023
February	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500
February (2)	January 1 - February 8, 2023	—	—	12.33	586
March (3)	Special Distribution	2.43	31,329	—	—
May	January 1 - March 31, 2023	0.75	9,669	30.00	6,075
May (4)	April 1 - May 5, 2023	—	—	11.33	406
June (5)	April 1 - June 2, 2023	—	—	20.33	915
August	April 1 - June 30, 2023	0.75	9,669	30.00	3,650
August (6)	June 30 - August 8, 2023	—	—	12.33	432
September (7)	June 30 - September 12, 2023	—	—	23.67	355

2022
February	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500
February (8)	January 1 - February 8, 2022	—	—	13.35	258
May	January 1 - March 31, 2022	0.75	9,570	30.00	7,500
August	April 1 - June 30, 2022	0.75	9,571	30.00	7,500

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.
(4)	Relates to accrued distribution paid upon the redemption of 35,834 preferred units in May 2023.
(5)	Relates to accrued distribution paid upon the redemption of 45,000 preferred units in June 2023.
(6)	Relates to accrued distribution paid upon the redemption of 35,000 preferred units in August 2023.
(7)	Relates to accrued distribution paid upon the redemption of 15,001 preferred units in September 2023.
(8)	Relates to accrued distribution paid upon the redemption of 19,321 preferred units paid-in-kind in February 2022.

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

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2023 includes the assumed conversion of the remaining preferred units while it does not include the assumed conversion of the preferred units that were redeemed during the three and nine months ended September 30, 2023 as the inclusion of these units would be anti-dilutive. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2022 includes the assumed conversion of the preferred units.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2023 includes the net settlement of warrants to purchase 2.19 million common units with a strike price of $34.00. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2022 includes the net settlement of warrants to purchase 0.75 million common units at a strike price of $22.81 and the net settlement of warrants to purchase 2.25 million common units with a strike price of $34.00.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2023	2022	2023	2022
Basic net income per common unit
Net income attributable to common unitholders	$42,951	$65,714	$135,199	$179,119
Weighted average common units—basic	12,635	12,506	12,613	12,476
Basic net income per common unit	$3.40	$5.25	$10.72	$14.36

Diluted net income per common unit
Weighted average common units—basic	12,635	12,506	12,613	12,476
Plus: dilutive effect of preferred units	1,104	6,210	2,434	6,210
Plus: dilutive effect of warrants	1,492	807	1,296	759
Plus: dilutive effect of unvested unit-based awards	240	195	190	204
Weighted average common units—diluted	15,471	19,718	16,533	19,649

Net income	$63,846	$74,555	$213,455	$205,274
Less: income attributable to preferred unitholders	(786)	—	(2,693)	—
Less: redemption of preferred units	(17,083)	—	(60,929)	—
Diluted net income attributable to common unitholders and the general partner	$45,977	$74,555	$149,833	$205,274
Less: diluted net income attributable to the general partner	(920)	(1,491)	(2,997)	(4,105)
Diluted net income attributable to common unitholders	$45,057	$73,064	$146,836	$201,169

Diluted net income per common unit	$2.91	$3.71	$8.88	$10.24

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended September 30, 2023
Revenues	$73,112	$12,401	$—	$85,513
Gain on asset sales and disposals	854	—	—	854
Operating and maintenance expenses	8,305	53	—	8,358
Depreciation, depletion and amortization	4,589	—	5	4,594
General and administrative expenses	—	—	5,669	5,669
Asset impairments	63	—	—	63
Other expenses, net	—	—	3,837	3,837
Net income (loss)	61,009	12,348	(9,511)	63,846

For the Three Months Ended September 30, 2022
Revenues	$87,348	$14,556	$—	$101,904
Gain on asset sales and disposals	354	—	—	354
Operating and maintenance expenses	7,867	31	—	7,898
Depreciation, depletion and amortization	6,850	—	—	6,850
General and administrative expenses	—	—	4,518	4,518
Asset impairments	812	—	—	812
Other expenses, net	—	—	7,625	7,625
Net income (loss)	72,173	14,525	(12,143)	74,555

For the Nine Months Ended September 30, 2023
Revenues	$217,258	$58,633	$—	$275,891
Gain on asset sales and disposals	955	—	—	955
Operating and maintenance expenses	23,226	225	—	23,451
Depreciation, depletion and amortization	12,455	—	14	12,469
General and administrative expenses	—	—	17,157	17,157
Asset impairments	132	—	—	132
Other expenses, net	—	—	10,182	10,182
Net income (loss)	182,400	58,408	(27,353)	213,455

For the Nine Months Ended September 30, 2022
Revenues	$247,172	$44,036	$—	$291,208
Gain on asset sales and disposals	699	—	—	699
Operating and maintenance expenses	25,884	105	—	25,989
Depreciation, depletion and amortization	16,565	—	—	16,565
General and administrative expenses	—	—	14,037	14,037
Asset impairments	874	—	—	874
Other expenses, net	—	—	29,168	29,168
Net income (loss)	204,548	43,931	(43,205)	205,274

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Balance at beginning of period	$290,900	$280,300	$306,470	$276,004
Income allocation to NRP’s equity interests (1)	13,608	15,732	62,184	47,601
Amortization of basis difference	(1,207)	(1,176)	(3,551)	(3,565)
Other comprehensive income (loss)	2,200	289	(16,472)	(1,179)
Distribution	(23,010)	(10,339)	(66,140)	(34,055)
Balance at end of period	$282,491	$284,806	$282,491	$284,806

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $0.9 million and $(1.2) million for the three months ended September 30, 2023 and 2022, respectively, and $(17.4) million and $(5.7) million for the nine months ended September 30, 2023 and 2022, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net sales	$180,232	$190,450	$588,725	$542,955
Gross profit	34,454	39,679	148,063	119,723
Net income	27,772	32,105	126,906	97,144

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	September 30, 2023			December 31, 2022
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$661,680	$(279,988)	$381,692	$661,812	$(269,037)	$392,775
Aggregates properties	8,655	(3,723)	4,932	8,655	(3,410)	5,245
Oil and gas royalty properties	12,354	(9,962)	2,392	12,354	(9,600)	2,754
Other	13,144	(1,612)	11,532	13,150	(1,612)	11,538
Total mineral rights, net	$695,833	$(295,285)	$400,548	$695,971	$(283,659)	$412,312

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $4.1 million and $6.4 million for the three months ended September 30, 2023 and 2022, respectively and $11.6 million and $15.5 million for the nine months ended September 30, 2023 and 2022, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analyses, NRP recorded immaterial impairment expenses during the three and nine months ended September 30, 2023 and September 30, 2022.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Opco Credit Facility	$128,034	$70,000
Opco Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$—	$2,366
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	6,004	6,004
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,684	25,368
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	4,011	8,023
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	45,683	45,683
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	11,643	11,643
Total Opco Senior Notes	$80,025	$99,087
Total debt at face value	$208,059	$169,087
Net unamortized debt issuance costs	(544)	(806)
Total debt, net	$207,515	$168,281
Less: current portion of long-term debt	(36,780)	(39,076)
Total long-term debt, net	$170,735	$129,205

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of September 30, 2023 and December 31, 2022, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In May 2023, the Partnership entered into the Sixth Amendment (the "Sixth Amendment) to the Opco Credit Facility (the "Opco Credit Facility"). The Sixth Amendment maintained the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased from $130.0 million to $155.0 million, with the ability to expand such commitments to $200.0 million with the addition of future commitments. The Sixth Amendment also includes modifications to Opco’s ability to declare and make certain restricted payments. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x; provided, and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0.

As of December 31, 2022, the Partnership had $70.0 million in borrowings outstanding under the Opco Credit Facility. During the nine months ended September 30, 2023, the Partnership borrowed $215.0 million and repaid $157.0 million, resulting in $128.0 million in borrowings outstanding under the Opco Credit Facility as of September 30, 2023. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three and nine months ended September 30, 2023 was 8.85% and 8.61%, respectively. During the three and nine months ended September 30, 2022, the Partnership did not have any borrowings outstanding under the Opco Credit Facility. The Partnership had $27.0 million and $60.0 million of available borrowing capacity as of September 30, 2023 and December 31, 2022, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $321.6 million and $326.4 million classified as mineral rights, net and other long-term assets, net and $27.0 million and $28.9 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2023 and December 31, 2022, the Opco Senior Notes had cumulative principal balances of $80.0 million and $99.1 million, respectively. Opco made mandatory principal payments of $19.1 million during the nine months ended September 30, 2023 and 2022.

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through September 30, 2023.

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		September 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$79,481	$75,815	$98,281	$96,060
Opco Credit Facility (2)	3	128,034	128,034	70,000	70,000

Assets:
Contract receivable, net (current and long-term) (3)	3	$29,570	$24,880	$31,371	$24,833

(1)	The fair value of the Opco Senior Notes at September 30, 2023 and December 31, 2022 were estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit facility at September 30, 2023 and December 31, 2022, respectively.
(2)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.
(3)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at September 30, 2023 and December 31, 2022.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of September 30, 2023 and December 31, 2022.

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

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Operating and maintenance expenses	$1,663	$1,687	$5,094	$5,044
General and administrative expenses	1,287	1,195	3,860	3,660

The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets at both  September 30, 2023 and December 31, 2022, and $0.3 million and $1.0 million of accounts payable to WPPLP at September 30, 2023 and December 31, 2022, respectively.

During the three months ended September 30, 2023 and 2022, the Partnership recognized $1.1 million and $2.2 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $5.1 million and $6.5 million during the nine months ended September 30, 2023 and 2022, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$17,219	20%	$21,000	21%	$61,122	22%	$81,638	28%
Foresight Energy Resources LLC ("Foresight") (1)	$18,600	22%	$19,334	19%	$43,453	16%	$47,081	16%

(1)	Revenues from Alpha Metallurgical Resources, Inc. and Foresight are included within the Partnership's Mineral Rights segment.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the nine months ended September 30, 2023, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan and during the nine months ended September 30, 2022, the Partnership granted service-based awards. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of these awards granted during nine months ended September 30, 2023 and 2022 was $16.0 million and $7.9 million, respectively. Total unit-based compensation expense associated with these awards was $2.7 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $7.9 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of September 30, 2023 is $15.8 million, which is to be recognized over a weighted average period of 2.1 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2022 was $6.3 million.

A summary of the unit activity in the outstanding grants during 2023 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2023	386	$28.96
Granted	281	$56.84
Fully vested and issued	(184)	$26.30
Outstanding at September 30, 2023	483	$46.21

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

As of September 30, 2023 and December 31, 2022, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	September 30, 2023			December 31, 2022
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$46,294	$(5,343)	$40,951	$47,237	$(4,461)	$42,776
Long-term contract receivable	27,965	(968)	26,997	29,984	(1,038)	28,946
Total	$74,259	$(6,311)	$67,948	$77,221	$(5,499)	$71,722

NRP recorded $1.6 million and $0.0 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended September 30, 2023 and 2022, respectively and $0.8 million and $0.6 million during the nine months ended September 30, 2023 and 2022, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

17.    Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2023 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit and Preferred Unit Distributions

In November 2023, the Board of Directors declared a distribution of $0.75 per common unit with respect to the third quarter of 2023. The Board of Directors also declared a $2.15 million cash distribution on NRP's outstanding preferred units with respect to the third quarter of 2023.

Warrant Repurchases

On October 6, 2023, the Partnership executed a negotiated transaction with holders of the warrants pursuant to which the Partnership repurchased and retired an aggregate of 300,000 warrants with an exercise price of $34.00 for approximately $11.4 million in cash. On October 26, 2023, the Partnership executed another negotiated transaction with holders of the warrants pursuant to which the Partnership repurchased and retired an aggregate of 350,000 warrants with an exercise price of $34.00 for approximately $11.1 million in cash. Following these transactions, 1.54 million warrants with an exercise price of $34.00 remain outstanding. As a result of these repurchases, warrant holders' interest on the Partnership's Statement of Partners' Capital decreased by $9.7 million during the month of October 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and nine month periods ended September 30, 2023 and 2022 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our financial results by segment for the nine months ended September 30, 2023 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$218,213	$58,633	$—	$276,846
Net income (loss)	$182,400	$58,408	$(27,353)	$213,455
Adjusted EBITDA (1)	$194,987	$65,915	$(17,157)	$243,745

Cash flow provided by (used in) continuing operations
Operating activities	$189,836	$65,901	$(22,545)	$233,192
Investing activities	$2,791	$—	$(10)	$2,781
Financing activities	$(583)	$—	$(256,070)	$(256,653)
Distributable cash flow (1)	$192,627	$65,901	$(22,555)	$235,973
Free cash flow (1)	$191,666	$65,901	$(22,555)	$235,012

(1)	See "—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $233.2 million of operating cash flow and $235.0 million of free cash flow during the nine months ended September 30, 2023, and ended the quarter with $45.4 million of liquidity consisting of $18.4 million of cash and cash equivalents and $27.0 million of borrowing capacity under our Opco Credit Facility. As of September 30, 2023 our leverage ratio was 0.7 x.

In May 2023, we declared and paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2023 as well as a $6.1 million cash distribution on the preferred units with respect to the first quarter of 2023. In August 2023, we declared and paid a cash distribution of $0.75 per common unit of NRP with respect to the second quarter of 2023 as well as a $3.7 million cash distribution on the preferred units with respect to the second quarter of 2023. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board determines is necessary for future operating and capital needs.

In February 2023, we received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. We chose to redeem the preferred units for $47.5 million in cash rather than issuing common units. In May 2023, we received a notice from holders of our Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 35,834 Class A Preferred Units. We chose to redeem the preferred units for $35.8 million in cash rather than issuing common units. In June 2023, we executed a negotiated transaction with holders of our Class A Preferred Units pursuant to which we repurchased and retired an aggregate of 45,000 Class A Preferred Units for $45.0 million in cash. In August 2023, we executed a negotiated transaction with holders of the Class A Preferred Units pursuant to which we repurchased and retired an aggregate of 35,000 Class A Preferred Units for $35.0 million in cash. In September 2023, we executed a negotiated transaction with holders of the Class A Preferred Units pursuant to which we repurchased and retired an aggregate of 15,001 Class A Preferred Units for $15.0 million in cash. Of the originally issued 250,000 Class A Preferred Units, 71,666 Class A Preferred Units remain outstanding as of September 30, 2023. In connection with these repurchases and effective September 2023, Blackstone no longer holds any Class A Preferred Units and as such, all rights of Blackstone thereof have ceased with respect to the Class A Preferred Units and Blackstone's board designee resigned from the board of the Partnership's general partner.

In September 2023, we negotiated a transaction with holders of the warrants to purchase common units (the "warrants") pursuant to which we repurchased and retired an aggregate of 752,500 warrants with an exercise price of $22.81 and 60,000 warrants with an exercise price of $34.00 for approximately $33.6 million in cash. In October 2023, we executed two negotiated transactions with holders of the warrants pursuant to which we repurchased and retired an aggregate of 650,000 warrants with an exercise price of $34.00 for approximately $22.5 million in cash. Following these transactions, 1.54 million warrants with an exercise price of $34.00 remain outstanding.

Mineral Rights Business Segment

Revenues and other income in the first nine months of 2023 decreased $29.7 million, or 12%, as compared to the prior year period primarily due to decreased metallurgical coal sales prices and decreased revenues from oil and gas royalties and certain carbon neutral initiative transactions entered into in 2022. Cash provided by operating activities and free cash flow decreased $4.6 million and $3.9 million, respectively, compared to the prior year period primarily due to the lower revenues during the first nine months of 2023 as compared to the prior year period.

Metallurgical coal prices improved, and thermal coal prices remained relatively flat during the third quarter of 2023. Both metallurgical and thermal coal prices were above historical norms but below the record highs seen in 2022. We expect continued price support for coal as limited access to capital, labor shortages and inflationary pressures limit operators' ability to increase production.

We continue to explore carbon neutral revenue opportunities across our large asset portfolio, including the sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy.

Soda Ash Business Segment

Revenues and other income in the first nine months of 2023increased $14.6 million, or 33%, as compared to the prior year period primarily due to higher sales prices driven by strong demand in domestic and international markets, partially offset by lower soda ash production and sales volumes. Cash provided by operating activities and free cash flow in the first nine months of 2023increased $32.0 million as compared to the prior year period due to higher distributions received from Sisecam Wyoming in 2023 stemming from Sisecam Wyoming's strong operating performance in the first half of the year.

International soda ash prices were significantly lower in the third quarter compared to the first half of the year primarily due to new supply from China. We believe lower international prices will persist throughout the remainder of the year and into next year as the market absorbs the additional supply. Sisecam Wyoming’s domestic soda ash sales prices are expected to remain above the spot market for the rest of this year as a result of negotiated 2023 domestic sales contracts entered into at the end of 2022. As domestic sales contracts for 2024 begin to be negotiated, we believe contracted sales prices will be set at lower levels as the market contends with recessionary headwinds and new supply entering the export markets.

Results of Operations

Third Quarter of 2023 and 2022 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended September 30,			Percentage
Operating Segment (In thousands)	2023	2022	Decrease	Change
Mineral Rights	$73,966	$87,702	$(13,736)	(16)%
Soda Ash	12,401	14,556	(2,155)	(15)%
Total	$86,367	$102,258	$(15,891)	(16)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2023	2022	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	284	440	(156)	(35)%
Central	3,429	3,503	(74)	(2)%
Southern	741	498	243	49%
Total Appalachia	4,454	4,441	13	0%
Illinois Basin	2,541	3,490	(949)	(27)%
Northern Powder River Basin	1,364	835	529	63%
Gulf Coast	479	188	291	155%
Total coal sales volumes	8,838	8,954	(116)	(1)%

Coal royalty revenue per ton
Appalachia
Northern	$5.54	$6.74	$(1.20)	(18)%
Central	8.20	9.04	(0.84)	(9)%
Southern	11.88	9.78	2.10	21%
Illinois Basin	3.98	2.57	1.41	55%
Northern Powder River Basin	4.86	4.56	0.30	7%
Gulf Coast	0.69	0.59	0.10	17%
Combined average coal royalty revenue per ton	6.29	5.85	0.44	8%

Coal royalty revenues
Appalachia
Northern	$1,573	$2,965	$(1,392)	(47)%
Central	28,111	31,680	(3,569)	(11)%
Southern	8,806	4,872	3,934	81%
Total Appalachia	38,490	39,517	(1,027)	(3)%
Illinois Basin	10,108	8,967	1,141	13%
Northern Powder River Basin	6,627	3,805	2,822	74%
Gulf Coast	330	111	219	197%
Unadjusted coal royalty revenues	55,555	52,400	3,155	6%
Coal royalty adjustment for minimum leases	(11)	(19)	8	42%
Total coal royalty revenues	$55,544	$52,381	$3,163	6%

Other revenues
Production lease minimum revenues	$850	$1,885	$(1,035)	(55)%
Minimum lease straight-line revenues	4,464	4,778	(314)	(7)%
Carbon neutral initiative revenues	681	8,600	(7,919)	(92)%
Wheelage revenues	2,385	2,977	(592)	(20)%
Property tax revenues	1,770	1,360	410	30%
Coal overriding royalty revenues	827	1,367	(540)	(40)%
Lease amendment revenues	623	759	(136)	(18)%
Aggregates royalty revenues	736	884	(148)	(17)%
Oil and gas royalty revenues	324	6,170	(5,846)	(95)%
Other revenues	329	218	111	51%
Total other revenues	$12,989	$28,998	$(16,009)	(55)%
Royalty and other mineral rights	$68,533	$81,379	$(12,846)	(16)%
Transportation and processing services revenues	4,579	5,969	(1,390)	(23)%
Gain on asset sales and disposals	854	354	500	141%
Total Mineral Rights segment revenues and other income	$73,966	$87,702	$(13,736)	(16)%

Coal Royalty Revenues

Approximately 60% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the three months ended September 30, 2023. Total coal royalty revenues increased $3.2 million as compared to the prior year quarter. The discussion by region is as follows:

•

Appalachia: Coal royalty revenues decreased $1.0 million primarily due to decreased metallurgical coal sales prices during the three months ended September 30, 2023, as compared to the prior year quarter.

•	Illinois Basin: Coal royalty revenues increased $1.1 million primarily due to increased sales prices during the three months ended September 30, 2023, as compared to the prior year quarter.
•

Northern Powder River Basin: Coal royalty revenues increased $2.8 million primarily due to increased sales volumes during the three months ended September 30, 2023, as compared to the prior year quarter as our lessee mined more on our property during the third quarter of 2023 as compared to the third quarter of 2022 in accordance with its mine plan.

Other Revenues

Total other revenues decreased $16.0 million during the three months ended September 30, 2023, as compared to the prior year quarter primarily due a $7.9 million decrease in carbon neutral initiative revenues and a $5.8 million decrease in oil and gas royalty revenues. Carbon neutral initiative revenues recognized during the three months ended September 30, 2023 primarily related to the sale of forest carbon offset credits and carbon neutral initiative revenues recognized during the three months ended September 30, 2022 primarily related to carbon neutral transactions that included subsurface CO2 storage and geothermal energy production. Oil and gas royalty revenues decreased during the three months ended September 30, 2023 primarily as a result of decreased natural gas production and prices as compared to the prior year quarter.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $2.2 million as compared to the prior year quarter primarily due to lower international sales prices and an increased sales mix into the lower priced international market in the three months ended September 30, 2023 as compared to the prior year period.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands)	2023	2022	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$8,358	$7,898	$460	6%
Depreciation, depletion and amortization	4,594	6,850	(2,256)	(33)%
General and administrative expenses	5,669	4,518	1,151	25%
Asset impairments	63	812	(749)	(92)%
Total operating expenses	$18,684	$20,078	$(1,394)	(7)%

Other expenses, net
Interest expense, net	$3,837	$5,141	$(1,304)	(25)%
Loss on extinguishment of debt	—	2,484	(2,484)	(100)%
Total other expenses, net	$3,837	$7,625	$(3,788)	(50)%

Total operating expenses decreased $1.4 million as compared to the prior year quarter primarily due a decrease in depreciation, depletion and amortization driven by lower Illinois Basin coal sales volumes during the three months ended September 30, 2023 as compared to the prior year quarter.

Total other expenses, net decreased $3.8 million as a result of the loss on extinguishment of debt recognized in 2022 related to the partial retirement of the 2025 Senior Notes during the third quarter of 2022 in addition a decrease in interest expense, net primarily due to less debt outstanding as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2023
Net income (loss)	$61,009	$12,348	$(9,511)	$63,846
Less: equity earnings from unconsolidated investment	—	(12,401)	—	(12,401)
Add: total distributions from unconsolidated investment	—	23,010	—	23,010
Add: interest expense, net	—	—	3,837	3,837
Add: depreciation, depletion and amortization	4,589	—	5	4,594
Add: asset impairments	63	—	—	63
Adjusted EBITDA	$65,661	$22,957	$(5,669)	$82,949

September 30, 2022
Net income (loss)	$72,173	$14,525	$(12,143)	$74,555
Less: equity earnings from unconsolidated investment	—	(14,556)	—	(14,556)
Add: total distributions from unconsolidated investment	—	10,339	—	10,339
Add: interest expense, net	—	—	5,141	5,141
Add: loss on extinguishment of debt	—	—	2,484	2,484
Add: depreciation, depletion and amortization	6,850	—	—	6,850
Add: asset impairments	812	—	—	812
Adjusted EBITDA	$79,835	$10,308	$(4,518)	$85,625

Net income decreased $10.7 million as compared to the prior year quarter primarily due to the decrease in revenues and other income, partially offset by the decrease in operating and other expenses, net, both discussed above. Adjusted EBITDA decreased $2.7 million as compared to the prior year quarter primarily due to a $14.2 million decrease in Adjusted EBITDA within our Mineral Rights segment primarily as a result of lower revenues and other income as discussed above. This decrease was partially offset by a $12.6 million increase in Adjusted EBITDA within our Soda Ash segment due to a higher distribution received from Sisecam Wyoming driven by their strong operating performance in the first half of 2023.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2023
Cash flow provided by (used in)
Operating activities	$60,938	$22,958	$(4,954)	$78,942
Investing activities	1,477	—	—	1,477
Financing activities	—	—	(72,738)	(72,738)

September 30, 2022
Cash flow provided by (used in)
Operating activities	$75,948	$10,309	$(3,761)	$82,496
Investing activities	928	—	(59)	869
Financing activities	—	—	(81,784)	(81,784)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2023
Net cash provided by (used in) operating activities	$60,938	$22,958	$(4,954)	$78,942
Add: proceeds from asset sales and disposals	855	—	—	855
Add: return of long-term contract receivable	622	—	—	622
Less: maintenance capital expenditures	—	—	—	—
Distributable cash flow	$62,415	$22,958	$(4,954)	$80,419
Less: proceeds from asset sales and disposals	(855)	—	—	(855)
Free cash flow	$61,560	$22,958	$(4,954)	$79,564

September 30, 2022
Net cash provided by (used in) operating activities	$75,948	$10,309	$(3,761)	$82,496
Add: proceeds from asset sales and disposals	353	—	—	353
Add: return of long-term contract receivable	575	—	—	575
Less: maintenance capital expenditures	—	—	(59)	(59)
Distributable cash flow	$76,876	$10,309	$(3,820)	$83,365
Less: proceeds from asset sales and disposals	(353)	—	—	(353)
Free cash flow	$76,523	$10,309	$(3,820)	$83,012

Operating cash flow, DCF and FCF decreased $3.6 million, $2.9 million and $3.4 million, respectively, as compared to the prior year quarter primarily due to a decrease in cash flow within our Mineral Rights segment, partially offset by an increase in cash flow within our Soda Ash segment. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $15.0 million, $14.5 million and $15.0 million, respectively, primarily driven by cash received from certain carbon neutral initiatives entered into in the third quarter of 2022 and lower natural gas production and prices in the third quarter of 2023 as compared to the prior year quarter.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF increased $12.6 million as compared to the prior year quarter primarily due to a higher distribution received from Sisecam Wyoming driven by Sisecam Wyoming's strong operating performance in the first half of 2023.

First Nine Months of 2023 and 2022 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Nine Months Ended September 30,		Increase	Percentage
Operating Segment (In thousands)	2023	2022	(Decrease)	Change
Mineral Rights	$218,213	$247,871	$(29,658)	(12)%
Soda Ash	58,633	44,036	14,597	33%
Total	$276,846	$291,907	$(15,061)	(5)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2023	2022	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,053	1,260	(207)	(16)%
Central	10,390	10,238	152	1%
Southern	2,016	1,171	845	72%
Total Appalachia	13,459	12,669	790	6%
Illinois Basin	5,482	8,395	(2,913)	(35)%
Northern Powder River Basin	3,330	2,772	558	20%
Gulf Coast	676	324	352	109%
Total coal sales volumes	22,947	24,160	(1,213)	(5)%

Coal royalty revenue per ton
Appalachia
Northern	$7.59	$9.48	$(1.89)	(20)%
Central	8.89	10.85	(1.96)	(18)%
Southern	12.41	14.28	(1.87)	(13)%
Illinois Basin	3.63	2.30	1.33	58%
Northern Powder River Basin	4.74	4.24	0.50	12%
Gulf Coast	0.68	0.58	0.10	17%
Combined average coal royalty revenue per ton	7.04	7.08	(0.04)	(1)%

Coal royalty revenues
Appalachia
Northern	$7,991	$11,946	$(3,955)	(33)%
Central	92,362	111,121	(18,759)	(17)%
Southern	25,024	16,725	8,299	50%
Total Appalachia	125,377	139,792	(14,415)	(10)%
Illinois Basin	19,924	19,331	593	3%
Northern Powder River Basin	15,768	11,751	4,017	34%
Gulf Coast	461	187	274	147%
Unadjusted coal royalty revenues	161,530	171,061	(9,531)	(6)%
Coal royalty adjustment for minimum leases	(3)	(286)	283	99%
Total coal royalty revenues	$161,527	$170,775	$(9,248)	(5)%

Other revenues
Production lease minimum revenues	$2,025	$3,542	$(1,517)	(43)%
Minimum lease straight-line revenues	13,414	14,235	(821)	(6)%
Carbon neutral initiative revenues	2,914	8,600	(5,686)	(66)%
Wheelage revenues	9,538	11,073	(1,535)	(14)%
Property tax revenues	4,710	4,527	183	4%
Coal overriding royalty revenues	1,165	2,307	(1,142)	(50)%
Lease amendment revenues	2,322	2,450	(128)	(5)%
Aggregates royalty revenues	2,175	2,691	(516)	(19)%
Oil and gas royalty revenues	5,126	10,890	(5,764)	(53)%
Other revenues	895	705	190	27%
Total other revenues	$44,284	$61,020	$(16,736)	(27)%
Royalty and other mineral rights	$205,811	$231,795	$(25,984)	(11)%
Transportation and processing services revenues	11,447	15,377	(3,930)	(26)%
Gain on asset sales and disposals	955	699	256	37%
Total Mineral Rights segment revenues and other income	$218,213	$247,871	$(29,658)	(12)%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 50% of coal royalty sales volumes were derived from metallurgical coal during the nine months ended September 30, 2023. Total coal royalty revenues decreased $9.2 million as compared to the prior year period. The discussion by region is as follows:

•

Appalachia: Coal royalty revenues decreased $14.4 million primarily due to decreased metallurgical coal sales prices during the nine months ended September 30, 2023, as compared to the prior year period.

•

Illinois Basin: Coal royalty revenues increased $0.6 million during the nine months ended September 30, 2023, as compared to the prior year period primarily due to higher coal sales prices, partially offset by lower coal sales volumes as compared to the prior year period.

•

Northern Powder River Basin: Coal royalty revenues increased $4.0 million primarily due to increased sales volumes during the nine months ended September 30, 2023, as compared to the prior year period as our lessee mined more on our property during the first nine months of 2023 as compared to the first nine months of 2022 in accordance with its mine plan.

Other Revenues

Total other revenues decreased $16.7 million during the nine months ended September 30, 2023, as compared to the prior year period primarily due a $5.8 million decrease in oil and gas royalty revenues and a $5.7 million decrease in carbon neutral initiative revenues. Oil and gas royalty revenues decreased during the nine months ended September 30, 2023 primarily as a result of decreased natural gas production and prices as compared to the prior year period. Carbon neutral initiative revenues recognized during the nine months ended September 30, 2023 primarily related to subsurface CO2 storage and forest carbon offset credits. Carbon neutral initiative revenues recognized during the nine months ended September 30, 2022 primarily related to subsurface CO2 storage and geothermal energy transactions.

Transportation and Processing Services Revenues

Transportation and processing services revenues decreased $3.9 million during the nine months ended September 30, 2023, as compared to the prior year period primarily due to a temporary relocation of certain production off of NRP's coal reserves. The fee per ton associated with the transportation and processing of the non-NRP coal is less than the fee per ton associated with the transportation and processing of NRP coal.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $14.6 million during the nine months ended September 30, 2023 as compared to the prior year period primarily due to higher sales prices driven by strong demand in domestic and international markets, partially offset by lower soda ash production and sales volumes.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands)	2023	2022	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$23,451	$25,989	$(2,538)	(10)%
Depreciation, depletion and amortization	12,469	16,565	(4,096)	(25)%
General and administrative expenses	17,157	14,037	3,120	22%
Asset impairments	132	874	(742)	(85)%
Total operating expenses	$53,209	$57,465	$(4,256)	(7)%

Other expenses, net
Interest expense, net	$10,182	$22,636	$(12,454)	(55)%
Loss on extinguishment of debt	—	6,532	(6,532)	(100)%
Total other expenses, net	$10,182	$29,168	$(18,986)	(65)%

Total operating expenses decreased $4.3 million primarily due to a $4.1 million decrease in depreciation, depletion and amortization and a $2.5 million decrease in operating and maintenance expenses, partially offset by a $3.1 million increase in general and administrative expenses. The decrease in depreciation, depletion and amortization was primarily driven by lower Illinois Basin coal sales volumes as compared to the prior year period. The decrease in operating and maintenance expenses was primarily driven by lower overriding royalty expense from an agreement with WPPLP in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property. The increase in general and administrative expenses was primarily due to increased incentive compensation expense as compared to theprior year period.

Total other expenses, net decreased $19.0 million as a result of less debt outstanding as compared to the prior year period, in addition to the loss on extinguishment of debt recognized in 2022 related to the partial retirement of the 2025 Senior Notes during the second and third quarters of 2022.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2023
Net income (loss)	$182,400	$58,408	$(27,353)	$213,455
Less: equity earnings from unconsolidated investment	—	(58,633)	—	(58,633)
Add: total distributions from unconsolidated investment	—	66,140	—	66,140
Add: interest expense, net	—	—	10,182	10,182
Add: depreciation, depletion and amortization	12,455	—	14	12,469
Add: asset impairments	132	—	—	132
Adjusted EBITDA	$194,987	$65,915	$(17,157)	$243,745

September 30, 2022
Net income (loss)	$204,548	$43,931	$(43,205)	$205,274
Less: equity earnings from unconsolidated investment	—	(44,036)	—	(44,036)
Add: total distributions from unconsolidated investment	—	34,055	—	34,055
Add: interest expense, net	—	—	22,636	22,636
Add: loss on extinguishment of debt	—	—	6,532	6,532
Add: depreciation, depletion and amortization	16,565	—	—	16,565
Add: asset impairments	874	—	—	874
Adjusted EBITDA	$221,987	$33,950	$(14,037)	$241,900

Net income increased $8.2 million during the first nine months of 2023 as compared to the prior year period primarily due to the decrease in operating and other expenses, net, partially offset by the decrease in revenues and other income, both discussed above. Adjusted EBITDA decreased $1.8 million as compared to the prior year period primarily due to a $27.0 million decrease in Adjusted EBITDA within our Mineral Rights segment as a result of lower revenues and other income as discussed above and a $3.1 million decrease in Adjusted EBITDA within our Corporate and Financing segment as a result of the increase in general and administrative expenses as discussed above. These decreases in Adjusted EBITDA were partially offset by a $32.0 million increase in Adjusted EBITDA within our Soda Ash segment due to higher distributions received from Sisecam Wyoming driven by Sisecam Wyoming's strong operating performance in the first nine months of 2023.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2023
Cash flow provided by (used in)
Operating activities	$189,836	$65,901	$(22,545)	$233,192
Investing activities	2,791	—	(10)	2,781
Financing activities	(583)	—	(256,070)	(256,653)

September 30, 2022
Cash flow provided by (used in)
Operating activities	$194,475	$33,934	$(30,459)	$197,950
Investing activities	1,837	—	(59)	1,778
Financing activities	(614)	—	(273,697)	(274,311)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2023
Net cash provided by (used in) operating activities	$189,836	$65,901	$(22,545)	$233,192
Add: proceeds from asset sales and disposals	961	—	—	961
Add: return of long-term contract receivable	1,830	—	—	1,830
Less: maintenance capital expenditures	—	—	(10)	(10)
Distributable cash flow	$192,627	$65,901	$(22,555)	$235,973
Less: proceeds from asset sales and disposals	(961)	—	—	(961)
Free cash flow	$191,666	$65,901	$(22,555)	$235,012

September 30, 2022
Net cash provided by (used in) operating activities	$194,475	$33,934	$(30,459)	$197,950
Add: proceeds from asset sales and disposals	699	—	—	699
Add: return of long-term contract receivable	1,138	—	—	1,138
Less: maintenance capital expenditures	—	—	(59)	(59)
Distributable cash flow	$196,312	$33,934	$(30,518)	$199,728
Less: proceeds from asset sales and disposals	(699)	—	—	(699)
Free cash flow	$195,613	$33,934	$(30,518)	$199,029

Operating cash flow, DCF and FCF increased $35.2 million, $36.2 million and $36.0 million, respectively, as compared to the prior year period due to increased cash flow within our Soda Ash and Corporate and Financing segments, partially offset by decreased cash flow within our Mineral Rights segment. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $4.6 million, $3.7 million and $3.9 million, respectively, primarily due to lower revenues and other income in the nine months ended September 30, 2023 as compared to the prior year period primarily due to decreased metallurgical coal sales prices and decreased revenues from oil and gas royalties and certain carbon neutral initiative transactions entered into in 2022.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF increased $32.0 million as compared to the prior year period primarily due to higher distributions received from Sisecam Wyoming driven by Sisecam Wyoming's strong operating performance in the first half of 2023.

•	Corporate and Financing Segment
◦

Operating cash flow, DCF and FCF increased $7.9 million, $8.0 million and $8.0 million, respectively, primarily due to lower cash paid for interest as a result of the retirement of the 2025 Senior Notes in 2022.

Liquidity and Capital Resources

Current Liquidity

As of September 30, 2023, we had total liquidity of $45.4 million, consisting of $18.4 million of cash and cash equivalents and $27.0 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $20 million of principal repayments on Opco’s senior notes, throughout the remainder of 2023. The following table calculates our leverage ratio as of September 30, 2023:

	For the Three Months Ended
(In thousands)	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	Last 12 Months
Net income	$63,218	$79,275	$70,334	$63,846	$276,673
Less: equity earnings from unconsolidated investment	(15,759)	(19,254)	(26,978)	(12,401)	(74,392)
Add: total distributions from unconsolidated investment	10,780	10,780	32,350	23,010	76,920
Add: interest expense, net	3,638	2,853	3,492	3,837	13,820
Add: loss on extinguishment of debt	3,933	—	—	—	3,933
Add: depreciation, depletion and amortization	5,954	4,083	3,792	4,594	18,423
Add: asset impairments	3,583	—	69	63	3,715
Adjusted EBITDA	$75,347	$77,737	$83,059	$82,949	$319,092

Debt—at September 30, 2023					$208,059

Leverage Ratio					0.7 x

Cash Flows

Cash flows provided by operating activities increased $35.2 million, from $198.0 million in the nine months ended September 30, 2022 to $233.2 million in the nine months ended September 30, 2023, due to increased cash flow within our Soda Ash and Corporate and Financing segments, partially offset by decreased cash flow within our Mineral Rights segment, all discussed above.

Cash used in financing activities decreased $17.7 million, from $274.3 million used in the nine months ended September 30, 2022 to $256.7 million used in the nine months ended September 30, 2023, primarily due to the following:

•	$215.0 million of borrowings on the Opco Credit Facility in 2023;
•	$178.6 million of cash used to retire a portion of the 2025 Senior Notes in 2022;
•	$19.3 million of cash used to redeem the preferred units paid-in-kind during the first quarter of 2022;
•	$6.2 million of decreased cash used for other items, net primarily due to the premiums paid related to the repayment of the 2025 Senior Notes during the nine months ended September 30, 2022; and
•	$2.8 million of decreased cash used for preferred unit distributions as a result of the redemption of preferred units in 2023.

These decreases in cash flow used were partially offset by the following:

•	$178.3 million of cash used to redeem the preferred units in 2023;
•	$157.0 million of cash used to repay a portion of the Opco Credit Facility in 2023;
•	$35.4 million of increased cash distributions to common unitholders and the general partner as a result of increasing our quarterly cash distribution to $0.75/unit beginning in the second quarter of 2022 in addition to the special distribution paid in the first quarter of 2023; and
•	$33.6 million of cash used to settle the warrants in the third quarter of 2023.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(In thousands)	2023	2022
Current portion of long-term debt, net	$36,780	$39,076
Long-term debt, net	170,735	129,205
Total debt, net	$207,515	$168,281

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At September 30, 2023, we had $128.0 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.3 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2023 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 3, 2023	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)