Form 10-K
period 2023-12-31
NATURAL RESOURCE PARTNERS LP
filed 2024-03-07
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

The aggregate market value of the common units held by non-affiliates of the registrant on June 30, 2023, was $474 million based on a closing price on that date of $52.74 per unit as reported on the New York Stock Exchange.

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

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our business, risks related to our indebtedness, risks related to our common units and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this report. These risks include, but are not limited to, the following:

Risks Related to Our Business

•

Cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves. In addition, our debt agreements and our partnership agreement place restrictions on our ability to pay, and in some cases raise, the quarterly distribution under certain circumstances.

•	Our leverage and debt service obligations may adversely affect our financial condition, results of operations and business prospects.
•	Global pandemics, including the COVID-19 pandemic, have in the past and may continue to adversely affect our business.
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

•	Increased attention to climate change, environmental, social and governance ("ESG") matters and conservation measures may adversely impact our business.
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

•	Sisecam Wyoming's deca stockpiles will substantially deplete by 2024, and its production rates will decline if Sisecam Wyoming does not make further investments or otherwise execute on one or more initiatives to prevent such decline.
•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal, soda ash and other minerals from our properties.
•	Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
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

iv

PART I

As used in this Annual Report on Form 10-K, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and was a co-issuer with NRP on the 9.125% senior notes due 2025 (the "2025 Senior Notes").

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

Our operations are conducted through Opco and our operating assets are owned by our subsidiaries. NRP (GP) LP, our general partner (the "general partner" or "NRP GP"), has sole responsibility for conducting our business and for managing our operations. Because our general partner is a limited partnership, its general partner, GP Natural Resource Partners LLC (the "managing general partner"), conducts its business and operations and the board of directors and officers of GP Natural Resource Partners LLC make decisions on our behalf. Robertson Coal Management LLC ("RCM"), a limited liability company indirectly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Pursuant to the Board Representation and Observation Rights Agreement entered into in 2017 with certain entities controlled by funds affiliated with Blackstone Inc. (collectively referred to as "Blackstone") and affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree"), Blackstone was entitled to appoint one person to the board of directors of GP Natural Resource Partners LLC (the "Board of Directors"). However, in 2023, we repurchased all of Blackstone's preferred units, which were subsequently retired and no longer remain outstanding, and all rights of Blackstone related thereto ceased as a result. In connection with the repurchase, Blackstone's board designee resigned from the Board of Directors and all members of the Board of Directors are now appointed by RCM.

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

Segment and Geographic Information

The amount of 2023 revenues and other income from our two operating segments is shown below. For additional business segment information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "Item 8. Financial Statements and Supplementary Data—Note 7. Segment Information" in this Annual Report on Form 10-K, which are both incorporated herein by reference.

(In thousands)	Amount	% of Total
Mineral Rights	$296,612	80%
Soda Ash	73,397	20%
Total	$370,009	100%

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

Coal Production Information

The following tables present the type of coal sales volumes by major coal region for the years ended December 31, 2023, 2022 and 2021:

For the Year Ended December 31, 2023
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	794	351	1,145
Central	1,418	12,509	13,927
Southern	—	2,670	2,670
Total Appalachia Basin	2,212	15,530	17,742
Illinois Basin	8,119	—	8,119
Northern Powder River Basin	4,589	—	4,589
Gulf Coast	1,477	—	1,477
Total	16,397	15,530	31,927

For the Year Ended December 31, 2022
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	1,166	530	1,696
Central	1,186	12,460	13,646
Southern	93	1,691	1,784
Total Appalachia Basin	2,445	14,681	17,126
Illinois Basin	11,135	—	11,135
Northern Powder River Basin	4,288	—	4,288
Gulf Coast	385	—	385
Total	18,253	14,681	32,934

For the Year Ended December 31, 2021
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	718	617	1,335
Central	1,140	11,139	12,279
Southern	119	1,452	1,571
Total Appalachia Basin	1,977	13,208	15,185
Illinois Basin	9,388	—	9,388
Northern Powder River Basin	3,151	—	3,151
Gulf Coast	55		55
Total	14,571	13,208	27,779

Major Coal Producing Properties

The following table provides a summary of our significant coal royalty properties for 2023 and is followed by additional information for each property:

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

Appalachia Basin—Central Appalachia

Alpha-CAPP (VA).    The Alpha-CAPP (VA) property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. Substantially all of the tons sold from this property in 2023 were metallurgical coal. We lease this property to subsidiaries of Alpha Metallurgical Resources Inc. ("Alpha") and previously leased it to subsidiaries of Contura Energy, Inc. The current lease with Alpha expires at the end of 2028 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Production comes from underground room and pillar and surface mines and is trucked to one of two preparation plants. Coal is shipped via the CSX and Norfolk Southern railroads to domestic and export metallurgical customers. The book value of this property was $46.3 million at December 31, 2023.

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

Kepler.    The Kepler property is located in Wyoming County, West Virginia. Substantially all of the coal sold from this property in 2023 was metallurgical coal. We lease this property to a subsidiary of Alpha. Coal is produced from underground mines and transported by belt or truck to the preparation plant on the property. Coal is shipped via the Norfolk Southern railroad to export metallurgical customers.

Appalachia Basin—Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. We currently lease this property to a subsidiary of Hatfield Metallurgical Coal Holdings, LLC ("Hatfield Metallurgical"). Previous operators of this property were Murray Metallurgical Coal Holdings LLC, Mission Coal, LLC, and Seneca Resources, LLC. The current lease with Hatfield Metallurgical expires in 2024 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Metallurgical coal production comes from a longwall mine and is transported by beltline to a preparation plant. Metallurgical products are then shipped via railroad and barge to both domestic and export customers. The book value of this property was $3.5 million at December 31, 2023.

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
St. Clair
Jefferson
0105-Oak Grove
Hatfield Metallurgical Coal Holdings, LLC
AREA OF DETAIL
Pickens
Tuscaloosa
Shelby
Talladega
Clay
Bibb
Greene
Hale
Perry
Chilton
Coosa
0
15
30 Miles
N

Illinois Basin

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. This property is under leases to Williamson Energy, a subsidiary of Foresight Energy Resources LLC ("Foresight"). The current leases expire in 2026 and 2033 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, these leases are subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Thermal coal production comes from a longwall mine. Coal is shipped primarily via the Canadian National railroad to export customers. The book value of this property was $37.0 million at December 31, 2023.

Below is a map of our Williamson property:

Wisconsin
Michigan
Iowa
AREA OF DETAIL
Illinois
Indiana
Ohio
Missouri
Kentucky
Arkansas
Tennessee
0
100
200 Miles

Illinois Basin
Williamson Energy LLC

Illinois
Indiana
Missouri
Kentucky
0
50
100 Miles

Hamilton
Franklin
0088-Williamson
Foresight Energy LP
AREA OF DETAIL
Saline
Williamson
0
10 Miles
N

Hillsboro.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. This property is under lease to Hillsboro Energy, a subsidiary of Foresight. The current lease expires in 2033 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to non-recoupable minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Thermal coal production comes from a longwall mine. Coal is shipped by rail via either the Union Pacific, Norfolk Southern or Canadian National railroads, or by barges to domestic utilities customers. The book value of this property was $209.3 million at December 31, 2023.

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

Production at the Foresight Macoupin mine was temporarily ceased in March 2020. Foresight is no longer obligated to make royalty, transportation fee, or quarterly minimum payments to us under the Macoupin coal mining lease and transportation agreements. Foresight will instead pay an annual Macoupin fee of $2.0 million to NRP each year through 2026. Foresight also forfeited its right to recoup all previously paid but unrecouped minimum payments with respect to the Macoupin mine. At all times that the Macoupin mine remains in temporary cessation of production, Foresight will take reasonable actions to preserve, protect, and store the equipment, infrastructure, and property located at the mine.

Beginning January 1, 2027, we may at any time elect to cause Foresight to transfer the Macoupin mine and all associated equipment and permits to us for no consideration. If we make this election, we will assume all liabilities associated with the Macoupin mine. Also beginning January 1, 2027, Foresight may at any time elect to offer to sell the Macoupin assets to us for $1.00. If we accept Foresight’s offer, we will assume all liabilities associated with the Macoupin mine. If we do not accept Foresight’s offer, Foresight may proceed to permanently seal the Macoupin mine and conduct all reclamation activities. To the extent the elections described above are not made, Foresight will continue to pay the annual $2.0 million fee to NRP each year that the mine remains in temporary cessation of production. In addition, Foresight may determine at any time to recommence operations at the Macoupin mine, at which time we and Foresight will negotiate in good faith to enter into new coal mining lease and transportation agreements applicable to the Macoupin mine.

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

Coal Transportation and Processing Assets

We own transportation and processing infrastructure related to certain of our coal properties, including loadout and other transportation assets at Foresight's Williamson mine in the Illinois Basin, for which we collect throughput fees or rents. We lease our Williamson transportation and processing infrastructure to a subsidiary of Foresight and are responsible for operating and maintaining the transportation and processing assets at the Williamson mine that we subcontract to a subsidiary of Foresight. In addition, we own rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight. While we own coal at the Williamson mine, we do not own coal at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and we collect minimums and throughput fees. We recorded $14.9 million in revenue related to our coal transportation and processing assets during the year ended December 31, 2023.

We also own transportation and processing infrastructure, including loadout and other transportation assets at Foresight's Macoupin mine. As previously mentioned, the Macoupin mine was temporarily ceased in March 2020 and Foresight is no longer obligated to make transportation fee payments to us under the transportation agreements.

Oil and Gas / Industrial Minerals / Construction Aggregates

Our oil and gas properties are predominately located in Louisiana and during 2023, we received $7.4 million in oil and gas royalty revenues. Our various industrial mineral and construction aggregates properties are located across the United States and include minerals such as limestone, frac sand, copper, lead and zinc. We lease a portion of these minerals to third parties in exchange for royalty payments. The structure of these leases is similar to our coal leases, and these leases typically require minimum rental payments in addition to royalties. During 2023, we received $2.9 million in aggregates royalty revenues, including overriding royalty revenues.

Carbon Neutral Initiatives

We continue to explore and identify alternative carbon neutral revenue sources across our large portfolio of surface, mineral, and timber assets, including the permanent sequestration of carbon dioxide ("CO2") underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy, as well as lithium production. As with our existing mineral activities, we do not plan to develop or operate carbon sequestration or carbon neutral energy projects ourselves but we plan to lease our acreage to companies that will conduct those operations in exchange for payment of royalties and other fees to us. While the timing and likelihood of additional cash flows being realized from these activities is uncertain, we believe our large ownership footprint throughout the United States provides additional opportunities to create value in this regard and position us as a key beneficiary of the transitional energy economy with minimal capital investment.

We executed our first carbon neutral project in the fourth quarter of 2021 through the sale of 1.1 million carbon offset credits for $13.8 million. The offset credits were issued to us by the California Air Resources Board under its cap-and-trade program and represent 1.1 million metric tons of carbon sequestered in approximately 39,000 acres of our forestland in West Virginia. We have the ability to harvest and sell future timber growth and in 2023, we sold carbon offest credits related to 2022 growth for $0.6 million.

Carbon Sequestration. We own approximately 3.5 million acres of specifically reserved subsurface rights in the southern United States with the potential for permanent sequestration of greenhouse gases. The carbon capture utilization and storage industry (“CCUS”) is in its infancy and the future is highly uncertain, but a few facts are clear. A sequestration project requires acreage possessing unique geologic characteristics, close proximity to sources of industrial-scale greenhouse gas emissions or direct air capture capability, and the appropriate form of legal title that grants the acreage owner the right to sequester emissions in the subsurface. While carbon sequestration rights and ownership continue to evolve, we believe we own one of the largest inventory of acreage with potential for carbon sequestration activities in the United States.

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

Renewable Energy. In addition, we believe portions of our asset base across the United States possess the geologic characteristics and geographical locations necessary for geothermal, solar and wind energy development. With regards to geothermal, the technology to generate safe and reliable “green” electricity using heat found deep underground is advancing rapidly. Once limited to the geologic “hot spots,” new technology has made geothermal energy projects feasible in many places previously thought impossible. Our geothermal opportunities are predominately located in the South, Midwest and Northwest parts of the United States. In the third quarter of 2022 we executed our first geothermal lease with the potential to generate up to 15 megawatts of electricity. With regards to wind and solar energy opportunities, we are actively engaged in discussions for potential use of our acreage for these types of renewable energy developments predominantly in Kentucky and West Virginia. In the first quarter of 2023 we executed a new solar lease.

Soda Ash Segment

We own a 49% non-controlling equity interest in Sisecam Wyoming. Prior to 2023, Sisecam Resources LP owned 51% interest in Sisecam Wyoming. Sisecam Resources LP was a publicly traded master limited partnership that depended on distributions from Sisecam Wyoming in order to make distributions to its public unitholders. In 2023, Sisecam Resources LP was dissolved and Sisecam Chemicals Wyoming LLC ("SCW LLC") became the direct owner of 51% of Sisecam Wyoming. SCW LLC, our operating partner, controls and operates Sisecam Wyoming. SCW LLC is 100% owned by Sisecam Chemicals Resources LLC ("Sisecam Chemicals,") which is 60% owned by Sisecam USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. ("Ciner Enterprises"). Sisecam USA is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish Corporation ("Şişecam Parent"), which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded over 88 years ago, is based in Turkey and is one of the largest industrial publicly-listed companies on the Istanbul exchange.  With production facilities in several continents and in several countries, Sisecam is one of the largest glass and chemicals producers in the world. Ciner Enterprises is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. Sisecam Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries. As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company. We have limited approval rights with respect to Sisecam Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures.

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

Sisecam Wyoming’s Green River Basin surface operations consist of leased and licensed subsurface mining areas in Wyoming. The facility is accessible by both road and rail. Sisecam Wyoming uses large continuous mining machines and underground shuttle cars in its mining operations. Its processing assets consist primarily of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.

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

Deca Rehydration. The evaporation stage of trona ore processing produces a precipitate and natural by-product called deca. "Deca," short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at the Green River Basin facility. The deca rehydration process enables Sisecam Wyoming to recover soda ash from the deca-rich purged liquor as a by-product of the refining process. The soda ash contained in deca is captured by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. The separated deca crystals are then blended with partially processed trona ore in the dissolving stage of the production process. This process enables Sisecam Wyoming to reduce waste storage needs and convert what is typically a waste product into a usable raw material. Sisecam Wyoming anticipates that its current deca stockpiles will be exhausted by 2024 and that production rates will decline if that production capacity is not replaced.

Shipping and Logistics. For the year ended December 31, 2023, Sisecam Wyoming assisted the majority of its domestic customers in arranging their freight services. All of the soda ash produced is shipped by rail or truck from the Green River Basin facility. For the year ended December 31, 2023, Sisecam Wyoming shipped over 90% of its soda ash to its customers initially via a single rail line owned and controlled by Union Pacific Railroad Company ("Union Pacific"). The Sisecam Wyoming plant receives rail service exclusively from Union Pacific. The agreement with Union Pacific expires on December 31, 2025 and there can be no assurance that it will be renewed on terms favorable to Sisecam Wyoming or at all. If Sisecam Wyoming does not ship at least a significant portion of its soda ash production on the Union Pacific rail line during a twelve-month period, they must pay Union Pacific a shortfall payment under the terms of its transportation agreement. During 2023, Sisecam Wyoming had no shortfall payments and does not expect to make any such payments in the future. A leased fleet of hopper cars serve as dedicated modes of shipment to Sisecam Wyoming's domestic and international customers. For exports, soda ash is shipped on unit trains primarily out of Longview, Washington for bulk shipments. Sisecam Wyoming has contracts securing its export capacity in bulk vessels and containers vessels. From these ports, soda ash is loaded onto ships for delivery to ports all over the world. Sisecam Wyoming ships to customers on Cost and Freight ("CFR") and Cost, Insurance, and Freight ("CIF") basis where they pay for ocean freight and charge the customer directly for these freight costs. Sisecam Wyoming has yearly and multiyear contracts for a portion of its ocean freight with vessel owners and carriers securing capacity and reducing market risk fluctuation.

Customers. Sisecam Wyoming generated approximately half of its gross revenue from export sales, which consist of both customers as well as distributors who serve as its channel partners in certain markets. For customers in North America, Sisecam Chemicals Resources typically enters into contracts on Sisecam Wyoming’s behalf with terms ranging from one to three years. Under these contracts, customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements at a fixed price for a given calendar year. Although Sisecam Wyoming does not have “take or pay” arrangements with its customers, substantially all sales are made pursuant to written agreements and not through spot sales

Sisecam Wyoming’s customers consist primarily of glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world, and chemical and detergent manufacturing companies.

Sisecam Chemicals has now completed three full years directly managing its international sales, marketing and logistics activities since exiting ANSAC at the end of 2020. Sisecam Chemicals took direct control of these activities to improve access to customers and gain control over placement of its sales in the international marketplace. This enhanced view of the global market allows Sisecam Chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as its business requires in certain target areas.

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

As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. Our partner, SCW, manages the mining and plant operations. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company.

Significant Customers

We have a significant concentration of revenues from Alpha, with total revenues of $86.1 million in 2023 from several different mining operations, including wheelage revenues and coal overriding royalty revenues. We also have a significant concentration of revenues with Foresight and its subsidiaries, with total revenues of $60.5 million in 2023 from all of their mining operations, including transportation and processing services revenues, coal overriding royalty revenues and wheelage revenues. For additional information on significant customers, refer to "Item 8. Financial Statements and Supplementary Data—Note 14. Major Customers."

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

Title to Property

We owned substantially all of our coal and aggregates mineral rights in fee as of December 31, 2023. We lease the remainder from unaffiliated third parties. Sisecam Wyoming leases or licenses its trona. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operation of our business.

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

Air Emissions

The Clean Air Act and corresponding state and local laws and regulations affect all aspects of our business. The Clean Air Act directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. There have been a series of federal rulemakings that are focused on emissions from coal-fired electric generating facilities, including the Cross-State Air Pollution Rule ("CSAPR"), regulating emissions of nitrogen oxide ("NOx") and sulfur dioxide, and the Mercury and Air Toxics Rule ("MATS"), regulating emissions of hazardous air pollutants. In March 2021, the U.S. Environmental Protection Agency ("EPA") revised the CSAPR to require additional emissions reductions of NOx from power plants in twelve states. Further, in April 2022, EPA published a proposed rule to build on the CSAPR by imposing Federal Implementation Plans on over 20 states to implement the National Ambient Air Quality Standards ("NAAQS") for ozone. However, on August 21, 2023, the EPA announced a new review of the ozone NAAQS in combination with its reconsideration of EPA's December 2020 decision to retain the 2015 NAAQS. The EPA is expected to release its Integrated Review Plan in the fall of 2024. Installation of additional emissions control technologies and other measures required under EPA regulations make it more costly to operate coal-fired power plants and could make coal a less attractive or even effectively prohibited fuel source in the planning, building and operation of power plants in the future. These rules and regulations have resulted in a reduction in coal’s share of power generating capacity, which has negatively impacted our lessees’ ability to sell coal and our coal-related revenues. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues.

The EPA’s regulation of methane under the Clean Air Act may also affect oil and gas production on properties in which we hold oil and gas interests. In December 2023, the EPA issued its methane rules, known as OOOOb and OOOOc, that establish new source and first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. We are unable to predict at this time the impact of these requirements on any such oil and gas production on our properties.

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

In October 2015, EPA published its final rule on performance standards for greenhouse gas emissions from new, modified, and reconstructed electric generating units. The final rule requires new steam generating units to use highly efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology. The final emission standard is less stringent than EPA had originally proposed due to updated cost assumptions, but could still have a material adverse effect on new coal-fired power plants. The final rule has been challenged by several states, industry participants and other parties in the United States Court of Appeals for the District of Columbia Circuit, but is not subject to a stay. In April 2017, the court granted EPA’s motion to hold the litigation in abeyance while EPA reviews the rule. In December 2018, EPA issued a proposed rule revising the best system of emission reduction (“BSER”) for newly constructed coal-fired electric generating units, among other changes, to replace the 2015 rule. In a status report filed with the Court on January 15, 2021, EPA requested that the case remain in abeyance until after the transition to the Biden administration. On March 17, 2021, in line with President Biden’s Executive Order 13990, EPA asked the D.C. Circuit to vacate and remand the “significant contribution” final rule. On April 5, 2021, the D.C. Circuit vacated and remanded the January 2021 final rule. Although the EPA has not taken further action on the December 2018 proposed rule, on May 23, 2023, the EPA issued a proposed rule setting proposed new source performance standards for greenhouse gas emissions from new, modified, and reconstructed fossil fuel-fired electric generating units; emission guidelines for greenhouse gas emissions from existing fossil fuel-fired electric generating units; and repeal of the ACE Rule. The final rule is expected in 2024.

Certain authorizations required for certain mining and oil and gas operations may be difficult to obtain or use due to challenges from environmental advocacy groups to the environmental analyses conducted by federal agencies before granting permits.  In particular, those approvals necessary for certain coal activities that are subject to the requirements of the National Environmental Policy Act (“NEPA”) are subject to real uncertainty. In April 2022, the Council on Environmental Quality (“CEQ”) issued a final rule, which is considered “Phase I” of the Biden Administration’s two-phased approach to modifying the NEPA, revoking some of the modifications made to the NEPA regulations under the previous administration and reincorporating the consideration of direct, indirect, and cumulative effects of major federal actions, including GHG emissions. In July 2023, the CEQ announced a “Phase 2” Notice of Proposed Rulemaking, the “Bipartisan Permitting Reform Implementation Rule,” which revises the implementing regulations of the procedural provisions of NEPA and implements the amendments to NEPA included in the June 3, 2023, Fiscal Responsibility Act of 2023. The final rule is expected in 2024.  If any mining, or oil and gas operations are subject to permitting requirements that trigger NEPA, there is likely to be some uncertainty about the viability of any approvals that our lessees may obtain.

In November 2014, President Obama also announced an emission reduction agreement with China’s President Xi Jinping. The United States pledged that by 2025 it would cut climate pollution by 26% to 28% from 2005 levels. China pledged it would reach its peak carbon dioxide emissions around 2030 or earlier, and increase its non-fossil fuel share of energy to around 20% by 2030. In December 2015, the United States was one of 196 countries that participated in the Paris Climate Conference, at which the participants agreed to limit their emissions in order to limit global warming to 2°C above pre-industrial levels, with an aspirational goal of 1.5°C. While there is no way to estimate the impact of these climate pledges and agreements, including, most recently, the 28th session of the United Nations Conference of the Parties ("COP28") in December 2023, they could ultimately have an adverse effect on the demand for coal, both nationally and internationally, if implemented. In 2019, President Trump withdrew from the Paris Climate Agreement. On February 19, 2021, the United States officially rejoined the Paris Climate Agreement per President Biden’s order signed January 20. Additionally, at COP28, the parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for reaching net zero by that date was set.

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

Water Discharges

Operations conducted on our properties can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for mining operations. The National Pollutant Discharge Elimination System ("NPDES") program under Section 402 of the statute is administered by the states or EPA and regulates the concentrations of pollutants in discharges of waste and storm water from a mine site. The Section 404 program is administered by the Army Corps of Engineers and regulates the placement of overburden and fill material into channels, streams and wetlands that comprise “waters of the United States.” The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetlands. The Clean Water Act and its regulations prohibit the unpermitted discharge of pollutants into such waters, including those from a spill or leak. Similarly, Section 404 also prohibits discharges of fill material and certain other activities in waters unless authorized by the issued permit. In June 2015, EPA issued a new rule defining the scope of “Waters of the United States” (WOTUS) that are subject to regulation. The 2015 WOTUS rule was challenged by a number of states and private parties in federal district and circuit courts. In December 2017, EPA and the Corps proposed a rule to repeal the 2015 WOTUS rule and implement the pre-2015 definition. The repeal of the 2015 WOTUS rule took effect in December 2019. In December 2018, EPA and the Corps issued a proposed rule again revising the definition of “Waters of the United States.” The new rule (the Navigable Waters Protection Rule) took effect in June 2020. In most of the pending legal challenges to the 2015 WOTUS rule, the petitioners filed amended complaints to include allegations challenging the 2020 rule. In January 2023, the EPA and the Army Corps of Engineers published a final revised definition of WOTUS founded upon a pre-2015 definition and including updates to incorporate existing Supreme Court decisions. Judicial developments further add to this uncertainty. In October 2022, the Supreme Court heard oral arguments in Sackett v. EPA regarding the scope and authority of the Clean Water Act and the definition of WOTUS and in May 2023, issued a ruling invalidating certain parts of the January 2023 rule. A revised WOTUS rule was issued in September 2023. Due to the injunction in certain states, however, the implementation of the September 2023 rule currently varies by state.

States issue a certificate pursuant to Clean Water Act Section 401 that is required for the Corps of Engineers to issue a Section 404 permit. In October 2021, the U.S. District Court for the Northern District of California vacated a 2020 rule revising the Section 401 certification process. The Supreme Court stayed this vacatur and, in September 2023, the EPA finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective as of November 27, 2023. While the full extent and impact of these actions is unclear at this time, any disruption in the ability to obtain required permits may result in increased costs and project delays. In connection with its review of permits, EPA has at times sought to reduce the size of fills and to impose limits on specific conductance (conductivity) and sulfate at levels that can be unachievable absent treatment at many mines. Such actions by EPA could make it more difficult or expensive to obtain or comply with such permits, which could, in turn, have an adverse effect on our coal-related revenues.

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

Endangered Species Act

The federal Endangered Species Act (“ESA”) and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (“USFWS”) works closely with state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related and oil and gas exploration and production activities. In October 2021, the Biden Administration proposed the rollback of new rules promulgated under the Trump Administration and published an advanced notice of proposed rulemaking to codify a general prohibition on incidental take while establishing a process to regulate or permit exceptions to such a prohibition. In February 2023, the USFWS published a proposed rule that revised the requirements for an incidental take permit application. A final rule is scheduled for release in 2024. Additionally, in June 2022, the USFWS and the National Marine Fisheries Service published a final rule rescinding the 2020 regulatory definition of “habitat.” If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered or to redesignate a species from threatened to endangered, we or the operators of the properties in which we hold oil and gas or mineral interests could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

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

Employees and Labor Relations

As of December 31, 2023, affiliates of our general partner employed 55 people who directly supported our operations. None of these employees were subject to a collective bargaining agreement.

Human Capital

We believe all individuals are entitled to courtesy, dignity, and respect, and we support a culture of integrity and personal and professional growth. We are strong leaders within our community, and we seek to uphold a positive presence in all areas where we live and work.

Website Access to Partnership Reports

Our internet address is www.nrplp.com. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not a part of this report. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information filed by us.

Corporate Governance Matters

Our Code of Business Conduct and Ethics, our Disclosure Controls and Procedures Policy and our Corporate Governance Guidelines adopted by the Board of Directors, as well as the charter for our Audit Committee are available on our website at www.nrplp.com. Copies of our annual report, our Code of Business Conduct and Ethics, our Disclosure Controls and Procedures Policy, our Corporate Governance Guidelines and our committee charters will be made available upon written request to our principal executive office at 1415 Louisiana St., Suite 3325, Houston, Texas 77002.

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

As of December 31, 2023, we and our subsidiaries had approximately $155.5 million of total indebtedness. The terms and conditions governing the indenture for Opco’s revolving credit facility and senior notes:

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, including payment of distributions on the preferred units. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, borrow more money, or sell assets or raise equity at unattractive prices, including higher interest rates. We are required to make substantial principal repayments each year in connection with Opco’s senior notes, with approximately $31 million due thereunder during 2024. To the extent we borrow to make some of these payments, we may not be able to refinance these amounts on terms acceptable to us, if at all. We may not be able to refinance our debt, sell assets, borrow more money or access the bank and capital markets on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our debt agreements will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

Global pandemics, including the COVID-19 pandemic have in the past and may continue to adversely affect our business.

The COVID-19 pandemic adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities and global trading markets. Coal markets faced substantial challenges prior to the pandemic, and widespread increases in unemployment and decreases in electricity and steel demand further reduced demand and prices for coal in 2020. In addition, demand for and prices of soda ash decreased in 2020, as global manufacturing slowed. Our Board of Directors determined to suspend cash distributions to our common unitholders with respect to the first quarter of 2020 in order to preserve liquidity due to uncertainties created by the pandemic. In addition, Sisecam Wyoming suspended cash distributions to its members in 2020 due to adverse effects of the pandemic on the global and domestic soda ash markets. Both companies have resumed distributions, however there remains a risk that distributions could be suspended in the future due to another global pandemic.

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

Coal prices continue to be volatile and prices could decline substantially from current levels. Production by some of our lessees may not be economic if prices decline further or remain at current levels. The prices our lessees receive for their coal depend upon factors beyond their or our control, including:

•	the supply of and demand for domestic and foreign coal;
•	domestic and foreign governmental regulations and taxes;
•	changes in fuel consumption patterns of electric power generators;
•	the price and availability of alternative fuels, especially natural gas;
•	global economic conditions, including the strength of the U.S. dollar relative to other currencies;
•	global and domestic demand for steel;
•	tariff rates on imports and trade disputes, particularly involving the United States and China;
•	the availability of, proximity to and capacity of transportation networks and facilities;
•	global or national health concerns, including the outbreak of pandemic or contagious disease, such as the COVID-19 pandemic;
•	weather conditions; and
•	the effect of worldwide energy conservation measures.

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

To the extent our lessees are unable to economically produce coal over the long term, the carrying value of our coal mineral rights could be adversely affected. A long-term asset generally is deemed impaired when the future expected cash flow from its use and disposition is less than its book value. For the year ended December 31, 2023, we recorded impairment charges of approximately $0.6 million related to properties that we believe our current or future lessees are unable to operate profitably. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on Sisecam Wyoming’s ability to continue to make distributions to its members and on our results of operations.

The market price of soda ash directly affects the profitability of Sisecam Wyoming’s soda ash production operations. If the market price for soda ash declines, Sisecam Wyoming’s sales will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash has been volatile, and those markets are likely to remain volatile in the future. The prices Sisecam Wyoming receives for its soda ash depend on numerous factors beyond Sisecam Wyoming’s control, including worldwide and regional economic and political conditions impacting supply and demand. In addition, the impact of the Sisecam Chemicals Resources' exit from ANSAC and Sisecam Wyoming’s transition to the utilization of Sisecam Group’s global distribution network for some of its export operations beginning 2021 could affect prices received for export sales. Glass manufacturers and other industrial customers drive most of the demand for soda ash, and these customers experience significant fluctuations in demand and production costs. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Substantial or extended declines in prices for soda ash could have a material adverse effect on Sisecam Wyoming’s ability to continue to make distributions to its members and on our results of operations.

We derive a large percentage of our revenues and other income from a small number of coal lessees.

Challenges in the coal mining industry have led to significant consolidation activity. We own significant interests in several of Alpha's mining operations, which accounted for approximately 23% of our total revenues in 2023. We also own significant interests in all of Foresight’s mining operations, which accounted for approximately 16% of our total revenues in 2023. Certain other lessees have made acquisitions over the past few years resulting in their having an increased interest in our coal. Any interruption in these lessees’ ability to make royalty payments to us could have a disproportionate material adverse effect on our business and results of operations.

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

In addition to EPA’s greenhouse gas initiatives, there are several other federal rulemakings that are focused on emissions from coal-fired electric generating facilities, including the Cross-State Air Pollution Rule ("CSAPR") as revised in 2021, regulating emissions of nitrogen oxide and sulfur dioxide, and the Mercury and Air Toxics Rule ("MATS"), regulating emissions of hazardous air pollutants. Installation of additional emissions control technologies and other measures required under these and other EPA regulations have made it more costly to operate many coal-fired power plants and have resulted in and are expected to continue to result in plant closures. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues. For more information on regulation of greenhouse gas and other air pollutant emissions, see "Items 1. and 2. Business and Properties—Regulation and Environmental Matters.”

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are also resulting in unfavorable lending and investment policies by institutions and insurance companies which could significantly affect our ability to raise capital or maintain current insurance levels.

Global climate issues continue to attract public and scientific attention. Numerous reports have engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In addition to government regulation of greenhouse gas and other air pollutant emissions, there have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuels, such as coal. One example is the Net Zero Banking Alliance, a group of over 100 banks worldwide representing over 40% of global banking assets who are committed to aligning their investment portfolios with net zero emissions by 2050. Further, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. The impact of such efforts may adversely affect our ability to raise capital. In addition, a number of insurance companies have taken action to limit coverage for companies in the coal industry, which could result in significant increases in our costs of insurance or in our inability to maintain insurance coverage at current levels.

Increased attention to climate change, environmental, social and governance ("ESG") matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, and investor and societal expectations regarding ESG matters and disclosures, may result in increased costs, reduced profits, increased investigations and litigation, and negative impacts on our access to capital. The SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement. Any laws or regulations imposing more stringent requirements on our business related to the disclosure of climate related risks may increase compliance costs, and result in potential restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions. The possible promulgation later this year by the SEC of additional reporting requirements for registrants regarding climate risks, targets and metrics may add to the cost of preparing filings and could result in additional disclosures that may further restrict our access to capital.

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

We do not have control over the operations of Sisecam Wyoming. We have limited approval rights with respect to Sisecam Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures. During 2020, Sisecam Wyoming suspended cash distributions to its members due to adverse developments in the soda ash market resulting from the COVID-19 pandemic. Distributions resumed in 2021 but no assurance can be made that additional suspensions will not occur in the future. In December 2021, the parent of the 51% owner of Sisecam Wyoming sold 60% of its interest to Sisecam Chemicals USA Inc., a wholly owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş. As a result of the transaction, we will continue to appoint three of the seven Board of Managers of Sisecam Wyoming, Sisecam USA will appoint three and Ciner Enterprises Inc. will appoint one. Any changes to the distribution policy or the capital expenditure plans approved by the newly constituted Board of Managers could adversely affect the future cash flows to NRP and the financial condition and results of operations of Sisecam Wyoming.

In addition, we are ultimately responsible for operating the transportation infrastructure at Foresight’s Williamson mine, and have assumed the capital and operating risks associated with that business. As a result of these investments, we could experience increased costs as well as increased liability exposure associated with operating these facilities.

Sisecam Wyoming’s deca stockpiles will substantially deplete by 2024 and its production rates will decline if Sisecam Wyoming does not make further investments or otherwise execute on one or more initiatives to prevent such decline.

In 2024, Sisecam Wyoming’s deca stockpiles will be substantially depleted and Sisecam Wyoming's production rates will decline, which would impact Sisecam Wyoming's profitability. While Sisecam Wyoming is currently evaluating whether and when to pursue one or more initiatives that could offset this decline as well as provide additional soda ash production above current rates, there is no guarantee that any such initiatives or investments will be executed successfully, in a timely manner, or if at all to enable Sisecam Wyoming to maintain its current rates of production.

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

In addition, Sisecam Wyoming transports its soda ash by rail or truck and ocean vessel. As a result, its business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Sisecam Wyoming’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Sisecam Wyoming may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces. In addition, rail operations are subject to various risks that may result in a delay or lack of service at Sisecam Wyoming’s facility, and alternative methods of transportation are impracticable or cost prohibitive. For the year ended December 31, 2023, Sisecam Wyoming shipped over 90% of its soda ash from the Green River facility on a single rail line owned and controlled by Union Pacific. Any substantial interruption in or increased costs related to the transportation of Sisecam Wyoming’s soda ash or the failure to renew the rail contract on favorable terms could have a material adverse effect on our financial condition and results of operations.

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

Our managing general partner manages and operates NRP. Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders have no right to elect the general partner or the Board of Directors on an annual or any other basis.

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

Our general partner may cause us to issue an unlimited number of common units, without common unitholder approval (subject to applicable New York Stock Exchange ("NYSE") rules). We may also issue at any time an unlimited number of equity securities ranking junior or senior to the common units (including additional preferred units) without common unitholder approval (subject to applicable NYSE rules). In addition, we may issue additional common units upon the exercise of the outstanding warrants held by Blackstone. The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

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

In addition, GoldenTree also has certain limited consent rights. In the exercise of their applicable consent rights, conflicts of interest could arise between us and our general partner on the one hand, and GoldenTree on the other hand.

The control of our general partner may be transferred to a third party without unitholder consent. A change of control may result in defaults under certain of our debt instruments and the triggering of payment obligations under compensation arrangements.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of the  managing general partner from transferring its general partnership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the Board of Directors and officers with its own choices and to control their decisions and actions.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have frequently proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment. Recent proposals have provided for the expansion of the qualifying income exception for publicly traded partnerships in certain circumstances and other proposals have provided for the total elimination of the qualifying income exception upon which we rely for our partnership tax treatment. Further, while unitholders of publicly traded partnerships are, subject to certain limitations, entitled to a deduction equal to 20% of their allocable share of a publicly traded partnership’s “qualified business income,” this deduction is scheduled to expire with respect to taxable years beginning after December 31, 2025.

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

If the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. For a transfer of interests in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Our business is increasingly dependent on information and operational technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Although we utilize various procedures and controls to mitigate our exposure to such risks, cybersecurity attacks and other cyber events are evolving, unpredictable, and sometimes difficult to detect, and could lead to unauthorized access to sensitive information or render data or systems unusable.

In addition, the frequency and magnitude of cyber-attacks is increasing and attackers have become more sophisticated. Cyber-attacks are similarly evolving and include without limitation use of malicious software, surveillance, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. We may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies used by attackers change frequently or are not recognized until deployed. We may also be unable to investigate or remediate incidents as attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

While we presently maintain insurance coverage to protect against cybersecurity risks, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber-attacks. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased capital and operating costs. Moreover, there can be no assurance that such procedures and controls will be sufficient to prevent cyber-attacks or other incidents from occurring. If a cyber-attack was to occur, it could lead to losses of sensitive information, critical infrastructure or capabilities essential to our operations, misdirected wire transfers, an inability to settle transactions or maintain operations, disruptions in operations, or other adverse events. If we were to experience an attack and our security measures failed, the potential consequences to our business and the communities in which we operate could be significant and could harm our reputation and lead to financial losses from remedial actions, loss of business or potential liability, including regulatory enforcement, violation of privacy or securities laws and regulations, and individual or class action claims. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our overall risk management program includes a cybersecurity risk assessment process, that routinely evaluates potential impacts of cybersecurity risks on our business, including our operations, financial stability, and reputation. These assessments inform our cybersecurity risk mitigation strategies. The results are regularly shared with management and the Audit Committee as part of their involvement in managing and overseeing cybersecurity risks.

Key aspects of our cybersecurity risk management program include:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•	cybersecurity awareness training for our employees, incident response personnel, and management; and
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Item 1A. Risk Factors – Our business is subject to cybersecurity risks" included  elsewhere in this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program.

Our Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates our Audit Committee, as necessary, regarding significant cybersecurity incidents. Our Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Our Board of Directors also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from IT leadership, which includes our Chief Sustainability and Administrative Officer ("CSAO"), or external experts as part of the Board’s continuing education on topics that impact public companies.

Our cybersecurity team, led by the CSAO, is responsible for coordinating and executing on the cybersecurity response procedures and for seeking assistance from other Partnership stakeholders and external advisors. Our cybersecurity team includes the CSAO and IT leadership. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our cybersecurity team includes professionals with deep cybersecurity expertise across multiple industries.

Our management team stays informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information technology personnel, threat intelligence and other information obtained from public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NRP Common Units

Our common units are listed and traded on the NYSE under the symbol "NRP." As of February 22, 2024, there were approximately 10,250 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis present management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and footnotes included elsewhere in this filing. Our discussion and analysis consist of the following subjects:

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

Our financial results by segment for the year ended December 31, 2023 are as follows:

	Operating Segments		Corporate and
(In thousands)	Mineral Rights	Soda Ash	Financing	Total
Revenues and other income	$296,612	$73,397	$—	$370,009
Net income (loss)	$245,527	$73,140	$(40,232)	$278,435
Asset impairments	556	—	—	556
Net income (loss) excluding asset impairments	$246,083	$73,140	$(40,232)	$278,991
Adjusted EBITDA (1)	$264,554	$81,221	$(26,111)	$319,664

Cash flow provided by (used in) continuing operations
Operating activities	$259,983	$81,207	$(30,212)	$310,978
Investing activities	$5,426	$—	$(10)	$5,416
Financing activities	$(583)	$—	$(342,913)	$(343,496)
Distributable cash flow (1)	$265,409	$81,207	$(30,222)	$316,394
Free cash flow (1)	$262,446	$81,207	$(30,222)	$313,431

(1)	See"—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Business Outlook and Quarterly Distributions

We generated $311.0 million of operating cash flow and $313.4 million of free cash flow during the year ended December 31, 2023, and ended the year with $71.2 million of liquidity consisting of $12.0 million of cash and cash equivalents and $59.2 million of borrowing capacity under our Opco Credit Facility. As of December 31, 2023 our leverage ratio was 0.5x.

In 2023, we received notices from holders of the Class A Convertible Preferred Units representing limited partner interests in NRP (the "preferred units") exercising their right to either convert or redeem, at our election, an aggregate of 83,333 preferred units. We chose to redeem the preferred units for $83.3 million in cash rather than converting them into common units. In 2023, we also executed negotiated transactions with holders of the preferred units pursuant to which we repurchased and retired an aggregate of 95,001 preferred units for $95.0 million in cash. Of the originally issued 250,000 preferred units, 71,666 preferred units remain outstanding as of December 31, 2023. Following these redemptions and repurchases, the subject units were retired and no longer remain outstanding and Blackstone ceased to own any preferred units. All rights of Blackstone related to its ownership of preferred units ceased, including Blackstone's right to appoint a board designee.

In 2023, we negotiated transactions with holders of the warrants to purchase common units (the "warrants") pursuant to which we repurchased and retired an aggregate of 752,500 warrants with a strike price of $22.81 and 710,000 warrants with a strike price of $34.00 for approximately $56.1 million in cash.

In January and February 2024, holders of our warrants exercised a total of 1,219,665 warrants with a strike price of $34.00. We settled the warrants on a net basis with a total of $56 million in cash and 198,767 common units. Following these transactions, of the originally issued 4,000,000 warrants, 320,335 warrants with a strike price of $34.00 remain outstanding.

In February 2024, we exercised our option under the Opco Credit Facility to increase the total aggregate commitment under the Opco Credit Facility twice, initially by $30 million from $155.0 million to $185.0 million and subsequently by $15.0 million from $185.0 million to $200.0 million. These increases in the total aggregate commitment were made pursuant to an accordion feature of the Opco Credit Facility. In connection with the initial increase, a new lender joined the lending group with a commitment of $30.0 million. The Opco Credit Facility otherwise continues to operate under its existing terms and conditions in all material respects.

In February 2024, the Board of Directors declared a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2023 as well as a $2.15 million cash distribution on the preferred units with respect to the fourth quarter of 2023. Additionally, NRP has announced it will pay special cash distribution of $2.44 in March 2024 to help cover unitholder tax liabilities associated with owning NRP's common units in 2023. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the year ended December 31, 2023 decreased $32.6 million, or 10%, as compared to the prior year primarily due to decreased metallurgical coal sales prices, decreased revenues from oil and gas royalties, lower transportation and processing services revenues and certain carbon neutral initiative transactions entered into in 2022. Cash provided by operating activities and free cash flow decreased $2.8 million and $2.1 million, respectively, compared to the prior year period primarily due to the lower revenues during the year ended December 31, 2023 as compared to the prior year period.

Metallurgical and thermal coal prices saw significant variability in 2023, and were off the record highs seen in 2022, but finished the year strong relative to historical norms. We believe limitations from ongoing labor shortages, access to capital, and inflationary pressures should provide continued price support for metallurgical and thermal coal in 2024, despite headwinds from lower steel demand and the long-term secular decline in thermal energy production.

We continue to explore and identify carbon neutral revenue sources across our large portfolio of surface, mineral, and timber assets, including the permanent sequestration of carbon dioxide underground and in standing forests, and the generation of electricity using geothermal, solar and wind energy, as well as lithium production. While the timing and likelihood of additional cash flows being realized from these activities is uncertain, we believe our large ownership footprint throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us.

Soda Ash Business Segment

Revenues and other income during the year ended December 31, 2023 were higher by $13.6 million, or 23%, as compared to the prior year primarily due to higher sales prices driven by strong demand domestically, partially offset by lower soda ash production and sales volumes.

Cash provided by operating activities and free cash flow during the year ended December 31, 2023 increased $36.5 million as compared to the prior year period due to higher distributions received from Sisecam Wyoming in 2023 stemming from Sisecam Wyoming's strong operating performance in the first half of the year.

Strong sales prices at Sisecam Wyoming for the year ended December 31, 2023 more than offset input cost inflation, supply chain difficulties, and the influx of supply from China in the latter part of the year. However, we believe this increase in global soda ash production will result in an oversupplied market and a decline in soda ash prices in 2024.

Results of Operations

Year Ended December 31, 2023 and 2022 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Year Ended December 31,		Increase	Percentage
Operating Segment (In thousands)	2023	2022	(Decrease)	Change
Mineral Rights	$296,612	$329,167	$(32,555)	(10)%
Soda Ash	73,397	59,795	13,602	23%
Total	$370,009	$388,962	$(18,953)	(5)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Year Ended December 31,		Increase	Percentage
(In thousands, except per ton data)	2023	2022	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,145	1,696	(551)	(32)%
Central	13,927	13,646	281	2%
Southern	2,670	1,784	886	50%
Total Appalachia	17,742	17,126	616	4%
Illinois Basin	8,119	11,135	(3,016)	(27)%
Northern Powder River Basin	4,589	4,288	301	7%
Gulf Coast	1,477	385	1,092	284%
Total coal sales volumes	31,927	32,934	(1,007)	(3)%

Coal royalty revenue per ton
Appalachia
Northern	$7.15	$8.75	$(1.60)	(18)%
Central	8.95	10.47	(1.52)	(15)%
Southern	12.81	13.50	(0.69)	(5)%
Illinois Basin	3.61	2.50	1.11	44%
Northern Powder River Basin	4.50	4.07	0.43	11%
Gulf Coast	0.66	0.58	0.08	14%
Combined average coal royalty revenue per ton	6.83	6.90	(0.07)	(1)%

Coal royalty revenues
Appalachia
Northern	$8,192	$14,836	$(6,644)	(45)%
Central	124,631	142,930	(18,299)	(13)%
Southern	34,205	24,076	10,129	42%
Total Appalachia	167,028	181,842	(14,814)	(8)%
Illinois Basin	29,350	27,856	1,494	5%
Northern Powder River Basin	20,666	17,437	3,229	19%
Gulf Coast	969	223	746	335%
Unadjusted coal royalty revenues	218,013	227,358	(9,345)	(4)%
Coal royalty adjustment for minimum leases	(2)	(402)	400	100%
Total coal royalty revenues	$218,011	$226,956	$(8,945)	(4)%

Other revenues
Production lease minimum revenues	$3,322	$5,854	$(2,532)	(43)%
Minimum lease straight-line revenues	19,389	18,792	597	3%
Carbon neutral initiative revenues	2,969	8,600	(5,631)	(65)%
Wheelage revenues	12,191	13,961	(1,770)	(13)%
Property tax revenues	6,219	5,878	341	6%
Coal overriding royalty revenues	2,175	3,434	(1,259)	(37)%
Lease amendment revenues	3,070	3,201	(131)	(4)%
Aggregates royalty revenues	2,876	3,299	(423)	(13)%
Oil and gas royalty revenues	7,387	16,161	(8,774)	(54)%
Other revenues	1,124	877	247	28%
Total other revenues	$60,722	$80,057	$(19,335)	(24)%
Royalty and other mineral rights	$278,733	$307,013	$(28,280)	(9)%
Transportation and processing services revenues	14,923	21,072	(6,149)	(29)%
Gain on asset sales and disposals	2,956	1,082	1,874	173%
Total Mineral Rights segment revenues and other income	$296,612	$329,167	$(32,555)	(10)%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 50% of coal royalty sales volumes were derived from metallurgical coal during the year ended December 31, 2023. Total coal royalty revenues decreased $8.9 million from 2022 to 2023. The discussion by region is as follows:

•	Appalachia: Coal royalty revenues decreased $14.8 million primarily due to decreased metallurgical coal sales prices during the year ended December 31, 2023, as compared to the prior year.
•	Illinois Basin: Coal royalty revenues increased $1.5 million primarily due to higher thermal coal sales prices, partially offset by lower coal sales volumes as compared to the prior year.
•

Northern Powder River Basin: Coal royalty revenues increased $3.2 million due to increased sales volumes and higher coal sales prices during the year ended December 31, 2023, as compared to the prior year. The increase in sales volumes was due to our lessee mining more on our property during 2023 as compared to 2022 in accordance with its mine plan.

Other Revenues

Other revenues decreased $19.3 million during the year ended December 31, 2023 as compared to the prior year primarily due to the following:

•	An $8.8 million decrease in oil and gas revenues primarily as a result of decreased natural gas prices as compared to the prior year;
•	A $5.6 million decrease in carbon neutral initiative revenues as compared to the prior year. Carbon neutral initiative revenues recognized in 2023 primarily related to subsurface CO2 storage and forest offset credits. Carbon neutral initiative revenues recognized in 2022 primarily related to subsurface CO2 storage and geothermal energy transactions; and
•	A $2.5 million decrease in production lease minimum revenues primarily as a result of a decrease in breakage revenues as compared to the prior year.

Transportation and Processing Services Revenues

Transportation and processing services revenues decreased $6.1 million during the year ended December 31, 2023 as compared to the prior year primarily due to a temporary relocation of certain production off of NRP's coal reserves. The fee per ton associated with the transportation and processing of the non-NRP coal is less than the fee per ton associated with the transportation and processing of NRP coal.

Soda Ash

Revenues and other income related to our Soda Ash segment increased $13.6 million compared to the prior year primarily due to higher sales prices driven by strong demand domestically, partially offset by lower soda ash production and sales volumes.

Operating and Other Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Year Ended December 31,		Increase	Percentage
(In thousands)	2023	2022	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$32,315	$34,903	$(2,588)	(7)%
Depreciation, depletion and amortization	18,489	22,519	(4,030)	(18)%
General and administrative expenses	26,111	21,852	4,259	19%
Asset impairments	556	4,457	(3,901)	(88)%
Total operating expenses	$77,471	$83,731	$(6,260)	(7)%

Other expenses, net
Interest expense, net	$14,103	$26,274	$(12,171)	(46)%
Loss on extinguishment of debt	—	10,465	(10,465)	(100)%
Total other expenses, net	$14,103	$36,739	$(22,636)	(62)%

Total operating expenses decreased $6.3 million primarily due to the following:

•

A $2.6 million decrease in operating and maintenance expenses primarily as a result of lower overriding royalty expense from an agreement with Western Pocahontas Properties Limited Partnership ("WPPLP") in 2023 as compared to 2022. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property.

•	A $3.9 million decrease in asset impairments as compared to the prior year.
•

A $4.0 million decrease in depreciation, depletion and amortization expense primarily driven by lower Illinois Basin coal royalty sales volumes during the year ended December 31, 2023, as compared to the prior year.

These decreases were partially offset by a $4.3 million increase in general and administrative expenses primarily due to higher long-term incentive expense during the year ended December 31, 2023, as compared to the prior year.

Total other expenses, net decreased $22.6 million primarily due to a $12.2 million decrease in interest expense, net as a result of less debt outstanding during 2023 as compared to the prior year, and a $10.5 million decrease related to the loss on early extinguishment of debt related to the retirement of the 2025 Senior Notes during the year ended December 31, 2022.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2023
Net income (loss)	$245,527	$73,140	$(40,232)	$278,435
Less: equity earnings from unconsolidated investment	—	(73,397)	—	(73,397)
Add: total distributions from unconsolidated investment	—	81,478	—	81,478
Add: interest expense, net	—	—	14,103	14,103
Add: depreciation, depletion and amortization	18,471	—	18	18,489
Add: asset impairments	556	—	—	556
Adjusted EBITDA	$264,554	$81,221	$(26,111)	$319,664

December 31, 2022
Net income (loss)	$267,448	$59,635	$(58,591)	$268,492
Less: equity earnings from unconsolidated investment	—	(59,795)	—	(59,795)
Add: total distributions from unconsolidated investment	—	44,835	—	44,835
Add: interest expense, net	—	—	26,274	26,274
Add: loss on extinguishment of debt	—	—	10,465	10,465
Add: depreciation, depletion and amortization	22,519	—	—	22,519
Add: asset impairments	4,457	—	—	4,457
Adjusted EBITDA	$294,424	$44,675	$(21,852)	$317,247

Net income increased $9.9 million primarily due to the decrease in operating and other expenses, net, partially offset by the decrease in revenues and other income, both discussed above. Adjusted EBITDA increased $2.4 million primarily due to a $36.5 million increase in Adjusted EBITDA within our Soda Ash segment as a result of higher cash distributions received from Sisecam Wyoming during the year ended December 31, 2023 as compared to the prior year due to Sisecam Wyoming's strong operating performance in the first half of 2023. This increase was partially offset by a $29.9 million decrease in Adjusted EBITDA within our Mineral Rights segment as a result of lower revenues and other income during the year ended December 31, 2023 as discussed above and a $4.3 million decrease in Adjusted EBITDA within our Corporate and Financing segment as a result of the increase in general and administrative expenses during the year ended December 31, 2023 as discussed above.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2023
Cash flow provided by (used in)
Operating activities	$259,983	$81,207	$(30,212)	$310,978
Investing activities	5,426	—	(10)	5,416
Financing activities	(583)	—	(342,913)	(343,496)

December 31, 2022
Cash flow provided by (used in)
Operating activities	$262,807	$44,672	$(40,641)	$266,838
Investing activities	2,806	—	(118)	2,688
Financing activities	(614)	—	(365,341)	(365,955)

The following tables reconcile net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2023
Net cash provided by (used in) operating activities	$259,983	$81,207	$(30,212)	$310,978
Add: proceeds from asset sales and disposals	2,963	—	—	2,963
Add: return of long-term contract receivable	2,463	—	—	2,463
Less: maintenance capital expenditures	—	—	(10)	(10)
Distributable cash flow	$265,409	$81,207	$(30,222)	$316,394
Less: proceeds from asset sales and disposals	(2,963)	—	—	(2,963)
Free cash flow	$262,446	$81,207	$(30,222)	$313,431

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2022
Net cash provided by (used in) operating activities	$262,807	$44,672	$(40,641)	$266,838
Add: proceeds from asset sales and disposals	1,083	—	—	1,083
Add: return of long-term contract receivable	1,723	—	—	1,723
Less: maintenance capital expenditures	—	—	(118)	(118)
Distributable cash flow	$265,613	$44,672	$(40,759)	$269,526
Less: proceeds from asset sales and disposals	(1,083)	—	—	(1,083)
Free cash flow	$264,530	$44,672	$(40,759)	$268,443

Cash provided by operating activities, DCF and FCF increased $44.1 million, $46.9 million and $45.0 million, respectively from 2022 to 2023. The discussion by segment is as follows.

•	Mineral Rights Segment: Cash provided by operating activities, DCF and FCF decreased $2.8 million, $0.2 million and $2.1 million, respectively primarily due to the segment's decrease in revenues and other income as discussed above.
•	Soda Ash Segment: Cash provided by operating activities, DCF and FCF increased $36.5 million as a result of higher cash distributions received from Sisecam Wyoming in 2023 driven by Sisecam Wyoming's strong operating performance in the first half of 2023.
•	Corporate and Financing Segment: Cash used in operating activities decreased $10.4 million and DCF and FCF increased $10.5 million primarily due to lower cash paid for interest in 2023 as a result of the retirement of the 2025 Senior Notes in 2022.

For discussion of our Results of Operations comparing 2022 to 2021, refer to our 2022 Annual Report on Form 10-K filed March 3, 2023 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2023, we had total liquidity of $71.2 million, consisting of $12.0 million of cash and cash equivalents and $59.2 million in borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $31 million of principal repayments on Opco’s senior notes in 2024. As of December 31, 2023 our leverage ratio was 0.5x. The following table calculates our leverage ratio:

(In thousands)	For the Year Ended December 31, 2023
Adjusted EBITDA	$319,664
Debt—at December 31, 2023	$155,525
Leverage Ratio	0.5x

Cash Flows

Year Ended December 31, 2023 and 2022 Compared

Cash flows provided by operating activities increased $44.1 million, from $266.8 million during the year ended December 31, 2022 to $311.0 million during the year ended December 31, 2023 due to increased cash flow within our Soda Ash and Corporate and Financing segments, partially offset by decreased cash flow within our Mineral Rights segment, all discussed above.

Cash flows used in financing activities decreased $22.5 million, from $366.0 million used during the year ended December 31, 2022 to $343.5 million used during the year ended December 31, 2023 primarily due to the following:

•	$300.0 million of cash used to retire the 2025 Senior Notes in 2022;
•	$178.8 million of increased borrowings on the Opco Credit Facility in 2023;
•	$19.3 million of cash used to redeem the preferred units paid-in-kind in 2022;
•	$9.1 million of decreased cash used for other items, net primarily due to the premiums paid related to the retirement of the 2025 Senior Notes in 2022; and
•	$8.2 million of decreased cash used for preferred unit distributions as a result of the preferred unit redemptions in 2023.

These decreases in cash flow used were partially offset by the following:

•	$178.3 million of cash used to redeem the preferred units in 2023;
•	$223.0 million of cash used to repay a portion of the Opco Credit Facility in 2023;
•	$56.1 million of cash used to settle certain of our warrants in 2023; and
•	$35.5 million of increased cash distributions to common unitholders and the general partner as a result of the special cash distribution of $2.43/unit made in the first quarter of 2023 in addition to increasing our common unit distributions to $0.75/unit beginning in the second quarter of 2022.

For discussion of our Cash Flows comparing 2022 to 2021, refer to our 2022 Annual Report on Form 10-K filed March 3, 2023 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of December 31, 2023 and 2022:

	December 31,
(In thousands)	2023	2022
Current portion of long-term debt, net	$30,785	$39,076
Long-term debt, net	124,273	129,205
Total debt, net	$155,058	$168,281

We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in this Annual Report on Form 10-K.

Debt Obligations

The following table reflects our long-term, non-cancelable debt obligations as of December 31, 2023:

	Payments Due by Period
Debt Obligations (In thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Opco:
Debt principal payments (including current maturities) (1)	$155,525	$31,028	$14,332	$14,331	$95,834	$-	$—
Debt interest payments (2)	4,899	2,724	1,450	725	—	—	—
Total	$160,424	$33,752	$15,782	$15,056	$95,834	$—	$—

(1)	The amounts indicated in the table include principal due on Opco’s senior notes and credit facility.
(2)	The amounts indicated in the table include interest due on Opco’s senior notes.

Preferred Units and Warrants

As of December 31, 2023 there were 71,666 preferred units outstanding. As of December 31, 2022 there were 250,000 preferred units outstanding. As of December 31, 2023 there were 1,540,000 warrants with a strike price of $34.00 outstanding. As of December 31, 2022 there were 3,002,500 warrants outstanding, which included warrants to purchase 752,500 common units at a strike price of $22.81 and warrants to purchase 2,250,00 common units with a strike price of $34.00. For more information on our preferred units and warrants, see "Item 8. Financial Statements and Supplementary Data—Note 4. Class A Convertible Preferred Units and Warrants" in this Annual Report on Form 10-K.

Inflation

Despite rising costs beginning in 2021 and continuing into 2023, inflation did not have a material impact on operations for the years ended December 31, 2023, 2022 and 2021.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. The guidance is effective for annual and interim periods beginning after December 15, 2023 and is to be adopted retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of ASU 2023-07 to have a material effect on our Consolidated Financial Statements.

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

The following table shows the fluctuations of our commodity prices over the past three years:

	2023	2022	2021
Combined average coal royalty revenue per ton	$6.83	$6.90	$4.47
Soda ash average sales price per short ton	$284.97	$270.42	$191.97

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon SOFR. At December 30, 2023, we had $95.8 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $9.6 million, assuming the same principal amount remained outstanding during the year.

Fair Value of Financial Assets and Liabilities

Our financial assets and liabilities consist of cash and cash equivalents, a contract receivable and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of our debt and contract receivable.

The following table shows the carrying value and estimated fair value of our debt and contract receivable:

		December 31,
		2023		2022
		Carrying	Estimated	Carrying	Estimated
(In thousands)	Fair Value Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$59,224	$56,533	$98,281	$96,060
Opco Credit Facility (2)	3	95,834	95,384	70,000	70,000
Assets:
Contract receivable, net (current and long-term) (3)	3	$28,946	$24,492	$31,371	$24,833

(1)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(2)

The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

(3)

The fair value of the Partnership's contract receivable was determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at December 31, 2023 and 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Natural Resource Partners L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Sisecam Wyoming LLC (Sisecam Wyoming), a limited liability company in which the Partnership has a 49% interest. In the consolidated financial statements, the Partnership’s investment in Sisecam Wyoming is stated at $277 million and $306 million as of December 31, 2023 and 2022, respectively, and the Partnership’s equity in the net income of Sisecam Wyoming is stated at $73 million in 2023, $60 million in 2022 and $22 million in 2021. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sisecam Wyoming, is based solely on the reports of other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

Impairment Assessment of Mineral Rights

Description of the Matter

At December 31, 2023, the Partnership’s mineral rights, net totaled $394 million. As described in Note 2 to the consolidated financial statements, the Partnership evaluates its long-lived assets (inclusive of mineral rights) for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable. Management evaluates various qualitative and quantitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Potential events or circumstances include, but are not limited to, reduction in economically recoverable tons or production ceasing on a property for an extended period.

Auditing the Partnership’s impairment indicator assessment involved our subjective judgment because, in determining whether an impairment indicator occurred, significant uncertainty exists with judgments management utilizes regarding the likelihood of future production and the likelihood of potential contract renewals or modifications, which rely on information reported by the Partnership’s lessee operators.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s impairment assessment process.  We tested controls over the Partnership’s process for identifying and evaluating potential indicators of impairment pertaining to mineral rights and the related significant judgments.

To test the Partnership’s mineral rights impairment assessment, our audit procedures included, among others, making inquiries of management (including personnel in operations) to understand changes in business, and evaluating the significant judgments used in the Partnership’s assessment. Specifically, we corroborated reserve information to new reserve studies when available. Additionally, we inspected the termination or significant modification of royalty-based lease contracts. We searched for and evaluated other publicly available information, such as legislative or regulatory changes and bankruptcy filings pertaining to their material lessees, that corroborates or contradicts management’s assessment.

/s/    Ernst & Young LLP

We have served as the Partnership’s auditor since 2002.

Houston, Texas

March 7, 2024

Report of Independent Registered Public Accounting Firm

Board of Managers and Members of

Sisecam Wyoming LLC

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sisecam Wyoming LLC (the “Company”) as of December 31, 2023 and 2022, the related statements of operations and comprehensive income, members’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Managers and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Agreements and Transactions with Affiliates

As presented in the financial statements and further described in Note 13 to the financial statements, the Company’s accounts receivable – affiliates, due to affiliates, cost of products sold – affiliates, selling, general and administrative expenses – affiliates account balances were $55,171 thousand, $4,882 thousand, $5,343 thousand, and $20,753 thousand as of and for the year ended December 31, 2023, respectively.  As the Company is a subsidiary and investee within two different global group structures, agreements directly between the Company and other affiliates, or indirectly between affiliates the Company does not control, can have a significant impact on recorded amounts or disclosures in the Company's financial statements, including any commitments and contingencies between the Company and affiliates or, potentially, third parties.

We identified the agreements and transactions with affiliates as a critical audit matter. Management’s judgment was required in performing cost allocations and auditing these elements involved especially challenging auditor judgement due to the nature and extent of audit effort and knowledge required on the relationships and potential related costs allocations to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Testing the Company’s affiliate listing for the year ended December 31, 2023, including testing the completeness and accuracy of the identification of the Company’s affiliate relationships, transactions, and commitments and contingencies originating outside of the Company by:
(i) reading internal minutes, publicly available financial filings and news sources related to the Company and its affiliates outside of the Company,
(ii) confirming with the Company’s ultimate parent companies the affiliate relationships, transactions, and commitments and contingencies are identified and disclosed by the Company,
(iii) testing the accuracy of the cost allocations to ensure they are being recorded in the appropriate financial statement accounts.

/s/    BDO USA, P.C.

We have served as the Company's auditor since 2022.

Charlotte, North Carolina

March 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Sisecam Wyoming LLC

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying statements of operations and comprehensive income, members' equity, and cash flows of Sisecam Wyoming LLC (the “Company”) for the year ended December 31, 2021, and the related notes that are included in Exhibit 99.1 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except unit data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$11,989	$39,091
Accounts receivable, net	41,086	42,701
Other current assets, net	2,218	1,822
Total current assets	$55,293	$83,614
Land	24,008	24,008
Mineral rights, net	394,483	412,312
Intangible assets, net	13,682	14,713
Equity in unconsolidated investment	276,549	306,470
Long-term contract receivable, net	26,321	28,946
Other long-term assets, net	7,540	7,068
Total assets	$797,876	$877,131
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$885	$1,992
Accrued liabilities	12,987	11,916
Accrued interest	584	989
Current portion of deferred revenue	4,599	6,256
Current portion of long-term debt, net	30,785	39,076
Total current liabilities	$49,840	$60,229
Deferred revenue	38,356	40,181
Long-term debt, net	124,273	129,205
Other non-current liabilities	7,172	5,472
Total liabilities	$219,641	$235,087
Commitments and contingencies (see Note 15)
Class A Convertible Preferred Units (71,666 and 250,000 units issued and outstanding at December 31, 2023 and 2022, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at December 31, 2023 and 2022) (See Note 4)	$47,181	$164,587
Partners’ capital
Common unitholders’ interest (12,634,642 and 12,505,996 units issued and outstanding at December 31, 2023 and 2022, respectively)	$503,076	$404,799
General partner’s interest	8,005	5,977
Warrant holders’ interest	23,095	47,964
Accumulated other comprehensive income (loss)	(3,122)	18,717
Total partners' capital	$531,054	$477,457
Total liabilities and partners' capital	$797,876	$877,131

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands, except per unit data)	2023	2022	2021
Revenues and other income
Royalty and other mineral rights	$278,733	$307,013	$185,196
Transportation and processing services	14,923	21,072	9,052
Equity in earnings of Sisecam Wyoming	73,397	59,795	21,871
Gain on asset sales and disposals	2,956	1,082	245
Total revenues and other income	$370,009	$388,962	$216,364

Operating expenses
Operating and maintenance expenses	$32,315	$34,903	$27,049
Depreciation, depletion and amortization	18,489	22,519	19,075
General and administrative expenses	26,111	21,852	17,360
Asset impairments	556	4,457	5,102
Total operating expenses	$77,471	$83,731	$68,586

Income from operations	$292,538	$305,231	$147,778

Other expenses, net
Interest expense, net	$(14,103)	$(26,274)	$(38,876)
Loss on extinguishment of debt	—	(10,465)	—
Total other expenses, net	$(14,103)	$(36,739)	$(38,876)

Net income	$278,435	$268,492	$108,902
Less: income attributable to preferred unitholders	(16,719)	(30,000)	(31,609)
Less: redemption of preferred units	(60,929)	—	—
Net income attributable to common unitholders and the general partner	$200,787	$238,492	$77,293

Net income attributable to common unitholders	$196,771	$233,722	$75,747
Net income attributable to the general partner	4,016	4,770	1,546

Net income per common unit (see Note 6)
Basic	$15.59	$18.72	$6.14
Diluted	13.08	13.39	4.81

Net income	$278,435	$268,492	$108,902
Comprehensive income (loss) from unconsolidated investment and other	(21,839)	15,506	2,889
Comprehensive income	$256,596	$283,998	$111,791

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income (Loss)	Capital
Balance at December 31, 2020	12,261	$136,927	$459	$66,816	$322	$204,524
Net income (1)	—	106,724	2,178	—	—	108,902
Distributions to common unitholders and the general partner	—	(22,192)	(453)	—	—	(22,645)
Distributions to preferred unitholders	—	(30,519)	(623)	—	—	(31,142)
Issuance of unit-based awards	90	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	2,647	—	—	—	2,647
Capital contribution	—	—	32	—	—	32
Warrant settlement	—	9,475	194	(18,852)	—	(9,183)
Comprehensive income from unconsolidated investment and other	—	—	—	—	2,889	2,889
Balance at December 31, 2021	12,351	$203,062	$1,787	$47,964	$3,211	$256,024
Net income (2)	—	263,122	5,370	—	—	268,492
Distributions to common unitholders and the general partner	—	(33,697)	(687)	—	—	(34,384)
Distributions to preferred unitholders	—	(29,653)	(605)	—	—	(30,258)
Issuance of unit-based awards	155	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	1,965	—	—	—	1,965
Capital contribution	—	—	112	—	—	112
Comprehensive income from unconsolidated investment and other	—	—	—	—	15,506	15,506
Balance at December 31, 2022	12,506	$404,799	$5,977	$47,964	$18,717	$477,457
Net income (3)	—	272,866	5,569	—	—	278,435
Redemptions of preferred units	—	(59,710)	(1,219)	—	—	(60,929)
Distributions to common unitholders and the general partner	—	(68,510)	(1,398)	—	—	(69,908)
Distributions to preferred unitholders	—	(21,628)	(441)	—	—	(22,069)
Issuance of unit-based awards	129	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	5,854	—	—	—	5,854
Capital contribution	—	—	142	—	—	142
Warrant settlements	—	(30,595)	(625)	(24,869)	—	(56,089)
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(21,839)	(21,839)
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054

(1)

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

(3)	Net income includes $16.7 million of income attributable to preferred unitholders that accumulated during the period, of which $16.4 million is allocated to the common unitholders and $0.3 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$278,435	$268,492	$108,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,489	22,519	19,075
Distributions from unconsolidated investment	81,478	44,835	11,270
Equity earnings from unconsolidated investment	(73,397)	(59,795)	(21,871)
Gain on asset sales and disposals	(2,956)	(1,082)	(245)
Loss on extinguishment of debt	—	10,465	—
Asset impairments	556	4,457	5,102
Bad debt expense	2,244	1,062	2,572
Unit-based compensation expense	10,910	5,773	4,039
Amortization of debt issuance costs and other	1,303	2,410	2,265
Change in operating assets and liabilities:
Accounts receivable	(164)	(18,671)	(14,415)
Accounts payable	(1,108)	37	570
Accrued liabilities	(225)	935	3,020
Accrued interest	(406)	(224)	(501)
Deferred revenue	(3,483)	(15,424)	307
Other items, net	(698)	1,049	1,714
Net cash provided by operating activities	$310,978	$266,838	$121,804

Cash flows from investing activities
Proceeds from asset sales and disposals	$2,963	$1,083	$249
Return of long-term contract receivable	2,463	1,723	2,163
Capital expenditures	(10)	(118)	—
Net cash provided by investing activities	$5,416	$2,688	$2,412

Cash flows from financing activities
Debt borrowings	$248,834	$70,000	$—
Debt repayments	(262,396)	(339,396)	(39,396)
Distributions to common unitholders and the general partner	(69,908)	(34,384)	(22,645)
Distributions to preferred unitholders	(22,069)	(30,258)	(15,571)
Redemptions of preferred units	(178,334)	—	—
Redemption of preferred units paid-in-kind	—	(19,321)	—
Warrant settlements	(56,089)	—	(9,183)
Acquisition of non-controlling interest in BRP	—	—	(1,000)
Other items, net	(3,534)	(12,596)	(691)
Net cash used in financing activities	$(343,496)	$(365,955)	$(88,486)

Net increase (decrease) in cash and cash equivalents	$(27,102)	$(96,429)	$35,730
Cash and cash equivalents at beginning of period	39,091	135,520	99,790
Cash and cash equivalents at end of period	$11,989	$39,091	$135,520

Supplemental cash flow information:
Cash paid for interest	$13,856	$25,265	$37,378
Non-cash investing and financing activities:
Preferred unit distributions paid-in-kind	$—	$—	$15,571

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

Natural Resource Partners L.P. (the "Partnership"), a Delaware limited partnership, was formed in April 2002. The general partner of the Partnership is NRP (GP) LP ("NRP GP" or "general partner"), a Delaware limited partnership, whose general partner is GP Natural Resource Partners LLC ("managing general partner"), a Delaware limited liability company. The Partnership engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Sisecam Wyoming LLC ("Sisecam Wyoming"), a trona ore mining and soda ash production business. The Partnership is organized into two operating segments further described in Note 7. Segment Information. As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.

The Partnership’s operations are conducted through, and its operating assets are owned by, its subsidiaries. The Partnership owns its subsidiaries through one wholly owned operating company, NRP (Operating) LLC ("Opco"). NRP GP has sole responsibility for conducting the Partnership's business and for managing its operations. Because NRP GP is a limited partnership, its general partner, GP Natural Resource Partners LLC, conducts its business and operations, and the board of directors and officers of GP Natural Resource Partners LLC makes decisions on its behalf. Robertson Coal Management LLC ("RCM"), a limited liability company indirectly owned by Corbin J. Robertson, Jr., owns all of the membership interest in GP Natural Resource Partners LLC. Pursuant to the Board Representation and Observation Rights Agreement with certain entities controlled by funds affiliated with Blackstone Inc. (collectively referred to as "Blackstone") and affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree"), Blackstone was entitled to appoint one of the directors of the board of directors of GP Natural Resource Partners LLC (the "Board of Directors"). In 2023, NRP repurchased all of Blackstone's preferred units which were subsequently retired and no longer remain outstanding, and all rights of Blackstone related thereto ceased as a result. In connection with the repurchase, Blackstone's board designee resigned from the Board of Directors and all members of the Board of Directors are now appointed by RCM.

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

Use of Estimates

Preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the accompanying Consolidated Balance Sheets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses on the accompanying Consolidated Statements of Comprehensive Income during the reporting period. Actual results could differ from those estimates. The most significant estimates pertain to coal and aggregates mineral rights and related cash flow estimates which are used to compute depreciation, depletion and amortization and impairments of coal and aggregates properties and related intangible assets and commitments and contingencies.

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

Allowance for Doubtful Accounts

The Partnership records an allowance for doubtful accounts for its accounts receivable and notes receivable comprised of estimated credit risk and non-credit risk (e.g., legal disputes) losses. Receivables are written off when collection efforts are exhausted and future recovery is doubtful. The Partnership includes an allowance for current expected credit losses ("CECL") on its financial assets based on the loss-rate method. NRP assesses the likelihood of collection of its receivables utilizing historical loss rates, current market conditions, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. See Note 18. Credit Losses for more information. The total allowance related to accounts receivables included in accounts receivables, net on the Partnership's Consolidated Balance Sheets was $5.4 million and $4.5 million at December 31, 2023 and 2022, respectively. The total allowance related to short-term notes receivables included in other current assets, net on the Partnership's Consolidated Balance Sheets was $0.3 million and $0.0 million at December 31, 2023 and 2022, respectively. The total allowance related to the Partnership's long-term financing receivable included in long-term contract receivable, net on the Consolidated Balance Sheets was $0.9 million and $1.0 million at December 31, 2023 and 2022, respectively. The Partnership recorded bad debt expense of $2.2 million, $1.1 million and $2.6 million included in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, 2022 and 2021, respectively.

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

Accrued Liabilities

Included in accrued liabilities on the Partnership's Consolidated Balance Sheets at December 31, 2023 were $10.3 million of accrued employee costs and $2.7 million of accrued property taxes. These amounts were $9.5 million and $2.4 million of accrued employee costs and accrued property taxes, respectively, at December 31, 2022.

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

Contract Modifications

Contract modifications that impact goods or services or the transaction price are evaluated in accordance with ASC 606. A majority of the Partnership's contract modifications pertain to its coal and aggregates royalty contracts and include, but are not limited to, extending the lease term, changes to royalty rates, floor prices or minimum consideration, assignment of the contract or forfeiture of recoupment rights. Consideration received in conjunction with a modification of an ongoing lease will be deferred and recognized straight-line over the remaining term of the contract. Consideration received to assign a lease to another party and related forfeited minimums will be recognized immediately upon the termination of the contract. Fees from contract modifications are recognized in lease amendment revenues within royalty and other mineral rights revenues on the Consolidated Statements of Comprehensive Income while modifications in royalty rates and minimums will be recognized prospectively in accordance with the above lease classification.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Equity in Earnings of Sisecam Wyoming

The Partnership accounts for non-marketable equity investments using the equity method of accounting if the investment gives it the ability to exercise significant influence over, but not control of, an investee. The Partnership's 49% investment in Sisecam Wyoming is accounted for using this method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and distributions. The basis difference between the investment and the proportional share of investee's net assets is attributed to net tangible assets and is amortized over its estimated useful life. The carrying value in Sisecam Wyoming is recognized in equity in unconsolidated investment on the Partnership's Consolidated Balance Sheets. The Partnership's adjusted share of the earnings or losses of Sisecam Wyoming and amortization of the basis difference is recognized in equity in earnings of Sisecam Wyoming on the Consolidated Statements of Comprehensive Income. The Partnership decreases its investment for its proportional share of distributions received from Sisecam Wyoming. These cash flows are reported utilizing the cumulative earnings approach. Under this approach, distributions received are considered returns on investment and classified as operating cash inflows unless the cumulative distributions received exceed the Partnership's cumulative equity in earnings. The excess of cumulative distributions received over the Partnership's cumulative equity in earnings are considered returns of investment and classified as investing cash inflows.

Property Taxes

The Partnership is responsible for paying property taxes on the properties it owns. Typically, the lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties. The payment of and reimbursement of property taxes is included in operating and maintenance expenses and in royalty and other mineral rights revenues, respectively, on the Consolidated Statements of Comprehensive Income.

Unit-Based Compensation

The Partnership has awarded unit-based compensation in the form of equity-based awards and phantom units. The Partnership's service and performance-based awards are valued using the closing price of NRP's units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. Compensation cost is remeasured each reporting period for liability-classified awards based on the fair value of an award and is recognized over the service period, which is generally the vesting period. Forfeitures are recognized as they occur. Unit-based compensation expense for all awards is recognized in general and administrative expenses and operating and maintenance expenses on the Consolidated Statements of Comprehensive Income. See Note 16. Unit-Based Compensation for more information.

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

Recently Adopted Accounting Standard

On  January 1, 2023, NRP adopted Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The ASU includes targeted improvements to earnings per share, which the Partnership adopted on a modified retrospective basis. The adoption of this ASU did not have a material impact on the Partnership’s Consolidated Financial Statements. See Note 6. Net Income Per Common Unit for the calculations of our basic and diluted net income per common unit. See Note 4. Class A Convertible Preferred Units and Warrants for disclosures related to our convertible preferred units and warrants.

Recently Issued Accounting Standard

In November 2023, the FASB issued ASU No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. The guidance is effective for annual and interim periods beginning after December 15, 2023 and will be adopted retrospectively to all prior periods presented in the financial statements. NRP does not expect the adoption of ASU 2023-07 to have a material effect on its Consolidated Financial Statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Revenues from Contracts with Customers

The following table represents the Partnership's Mineral Rights segment revenues by major source:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Coal royalty revenues	$218,011	$226,956	$104,089
Production lease minimum revenues	3,322	5,854	14,269
Minimum lease straight-line revenues	19,389	18,792	20,564
Carbon neutral initiative revenues	2,969	8,600	13,790
Property tax revenues	6,219	5,878	6,028
Wheelage revenues	12,191	13,961	10,065
Coal overriding royalty revenues	2,175	3,434	4,367
Lease amendment revenues	3,070	3,201	4,696
Aggregates royalty revenues	2,876	3,299	1,889
Oil and gas royalty revenues	7,387	16,161	4,506
Other revenues	1,124	877	933
Royalty and other mineral rights revenues	$278,733	$307,013	$185,196
Transportation and processing services revenues (1)	14,923	21,072	9,052
Total Mineral Rights segment revenues	$293,656	$328,085	$194,248

(1)

Transportation and processing services revenues from contracts with customers as defined under ASC 606 was $12.4 million, $17.9 million and $5.4 million for the year ended December 31, 2023, 2022 and 2021, respectively. The remaining transportation and processing services revenues of $2.5 million, $3.2 million and $3.6 million for the year ended December 31, 2023, 2022 and 2021, respectively, related to other NRP-owned infrastructure leased to and operated by third-party operators accounted for under other guidance. See Note 17. Financing Transaction for more information.

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	December 31,
(In thousands)	2023	2022
Receivables
Accounts receivable, net	$37,206	$39,004
Other current assets, net (1)	429	—
Other long-term assets, net (2)	—	75

Contract liabilities
Current portion of deferred revenue	$4,599	$6,256
Deferred revenue	38,356	40,181

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.
(2)	Other long-term assets, net includes long-term lease amendment fee receivables from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of period (current and non-current)	$46,437	$61,862	$61,554
Increase due to minimums and lease amendment fees	17,526	19,073	19,842
Recognition of previously deferred revenue	(21,008)	(34,498)	(19,534)
Balance at end of period (current and non-current)	$42,955	$46,437	$61,862

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty and overriding royalty leases are as follows as of December 31, 2023 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.8	$17,477
5 - 10 years	6.1	18,655
10+ years	12.0	25,779
Total	7.4	$61,911

(1)	Lease term does not include renewal periods.

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

The holders of the preferred units have the right to vote with holders of NRP’s common units on an as-converted basis and have other customary approval rights with respect to changes of the terms of the preferred units. In addition, pursuant to the Restated Partnership Agreement, Blackstone had certain approval rights over certain matters as identified in the Restated Partnership Agreement. GoldenTree has limited approval rights that expanded when Blackstone's ownership fell below the minimum preferred unit threshold (as defined below). These approval rights are not transferrable without NRP's consent and terminate at such time that Blackstone (together with their affiliates) or GoldenTree (together with their affiliates), as applicable, no longer own at least 20% of the total number of preferred units issued on the closing date, together with all PIK units that have been issued but not redeemed (the "minimum preferred unit threshold").

At the closing, pursuant to the Board Rights Agreement, the Preferred Purchasers received certain board appointment and observation rights, and Blackstone appointed one director and one observer to the Board of Directors. However, in 2023, we repurchased all of Blackstone's preferred units, which were subsequently retired and no longer remain outstanding, and all rights of Blackstone related thereto ceased as a result. In connection with the repurchase, Blackstone's board designee resigned from the Board of Directors. GoldenTree did not exercise its one-time option pursuant to the Board Rights Agreement to appoint either a director or an observer to the Board of Directors within 30 days of receipt of notice that Blackstone (and their affiliates) no longer own the Minimum Preferred Unit Threshold and GoldenTree no longer has the right to appoint either a director or an observer to the Board of Directors.

NRP also entered into a registration rights agreement (the "preferred unit and warrant registration rights agreement") with the preferred purchasers, pursuant to which NRP is required to file (i) a shelf registration statement to register the common units issuable upon exercise of the warrants and to cause such registration statement to become effective not later than 90 days following the closing date and (ii) a shelf registration statement to register the common units issuable upon conversion of the preferred units and to cause such registration statement to become effective not later than the earlier of the fifth anniversary of the closing date or 90 days following the first issuance of any common units upon conversion of preferred units. In addition, the preferred unit and warrant registration rights agreement gives the preferred purchasers piggyback registration and demand underwritten offering rights under certain circumstances. The shelf registration statement to register the common units issuable upon exercise of the warrants became effective on April 20, 2017. The shelf registration statement to register the common units issuable upon exercise of the preferred units became effective on February 11, 2022.

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

Subsequent Measurement

Preferred Units

Subsequent adjustment of the preferred units will not occur until NRP has determined that the conversion or redemption of all or a portion of the preferred units is probable of occurring. Once conversion or redemption becomes probable, the carrying amount of the preferred units will be accreted to their redemption value over the period from the date conversion or redemption becomes probable of occurring to the date the preferred units can first be converted or redeemed.

In 2023, the Partnership received notices from holders of the preferred units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 83,333 preferred units. The Partnership chose to redeem the preferred units for $83.3 million in cash rather than converting them into common units. In 2023, the Partnership also executed negotiated transactions with holders of the preferred units pursuant to which it repurchased and retired an aggregate of 95,001 preferred units for $95.0 million in cash. Of the originally issued 250,000 preferred units, 71,666 preferred units remain outstanding as of December 31, 2023. Following these redemptions and repurchases, the subject preferred units were retired and no longer remain outstanding, and Blackstone ceased to own any preferred units. All rights of Blackstone related to its ownership of preferred units, including Blackstone's right to appoint a board designee have ceased.

Activity related to the preferred units is as follows:

	Units	Financial
(In thousands, except unit data)	Outstanding	Position
Balance at December 31, 2020	253,750	$168,337
Distribution paid-in-kind	15,571	15,571
Balance at December 31, 2021	269,321	$183,908
Redemption of preferred units paid-in-kind	(19,321)	(19,321)
Balance at December 31, 2022	250,000	$164,587
Redemption of preferred units	(178,334)	(117,406)
Balance at December 31, 2023	71,666	$47,181

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

In 2023, the Partnership negotiated transactions with holders of the Partnership's warrants pursuant to which the Partnership repurchased and retired an aggregate of 752,500 warrants with a strike price of $22.81 and 710,000 warrants with a strike price of $34.00 for approximately $56.1 million in cash. As of December 31, 2023, 1,540,000 warrants with a strike price of $34.00 remained outstanding. As of December 31, 2022, 3,002,500 warrants remained outstanding, which included warrants to purchase 752,500 common units at a strike price of $22.81 and warrants to purchase 2,250,00 common units at a strike price of $34.00. These warrants had a $23.1 million and $48.0 million carrying value included in warrant holders' interest within partners' capital on the Partnership's Consolidated Balance Sheets at December 31, 2023 and  December 31, 2022, respectively.

On November 10, 2021 (the "exercise date"), Blackstone exercised all of its 997,500 warrants with a strike price of $22.81 and NRP settled the warrants in cash on a net basis. NRP delivered the net cash settlement amount of $9.2 million. The 15-day VWAP ending on the business day prior to the exercise date was $32.02.

Activity related to the warrants is as follows:

	Warrants	Financial
(In thousands, except warrant data)	Outstanding	Position
Balance at December 31, 2020	4,000,000	$66,816
Warrant settlement	(997,500)	(18,852)
Balance at December 31, 2021 and 2022	3,002,500	$47,964
Warrant settlement	(1,462,500)	(24,869)
Balance at December 31, 2023	1,540,000	$23,095

On January 29, 2024 (the "January 2024 exercise date"), holders of the Partnership's warrants exercised 462,165 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $10.0 million in cash and 198,767 common units. The 15-day VWAP ending on the business day prior to the January 2024 exercise date was $97.62. On February 7, 2024 (the "February 7, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $8.0 million in cash. The 15-day VWAP ending on the business day prior to the February 7, 2024 exercise date was $96.29. On February 8, 2024 (the "February 8, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the February 8, 2024 exercise date was $95.63. The Partnership settled these warrants on a net basis with $7.9 million in cash. On February 14, 2024 (the "February 14, 2024 exercise date"), holders of the Partnership's warrants exercised 500,000 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the February 14, 2024 exercise date was $93.47. The Partnership settled these warrants on a net basis with $29.7 million in cash. Following these transactions, of the originally issued 4,000,000 warrants, 320,335 warrants with a strike price of $34.00 remain outstanding. As a result of these settlements, warrant holders' interest on the Partnership's Statement of Partners' Capital decreased by $18.3 million during the first quarter of 2024.

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

Income available to common unitholders and the general partner is adjusted by preferred unit distributions that accumulated during the period. NRP adjusted net income available to common unitholders and the general partner by $16.7 million, $30.0 million and $31.6 million during the year ended December 31, 2023, 2022 and 2021, respectively as a result of accumulated preferred unit distributions earned during the period. Income available to common unitholders and the general partner is also reduced by the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units. As such, NRP reduced net income available to common unitholders and the general partner by $60.9 million during the year ended December 31, 2023.

The following table shows the distributions declared and paid to common and preferred unitholders during the year ended December 31, 2023, 2022 and 2021, respectively:

		Cash Distributions				Paid-in-kind Distributions
		Common Units		Preferred Units
			Total		Total	Total
		Distribution	Distribution (1)	Distribution	Distribution	Distribution
Date Paid	Period Covered by Distribution	per Unit	(In thousands)	per Unit	(In thousands)	(In units)
2023
February	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500	—
February (2)	January 1 - February 8, 2023	—	—	12.33	586	—
March (3)	Special Distribution	2.43	31,329	—	—	—
May	January 1 - March 31, 2023	0.75	9,669	30.00	6,075	—
May (4)	April 1 - May 5, 2023	—	—	11.33	406	—
June (5)	April 1 - June 2, 2023	—	—	20.33	915	—
August	April 1 - June 30, 2023	0.75	9,669	30.00	3,650	—
August (6)	June 30 - August 8, 2023	—	—	12.33	432	—
September (7)	June 30 - September 12, 2023	—	—	23.67	355	—
November	July 1 - September 30, 2023	0.75	9,670	30.00	2,150	—

2022
February	October 1 - December 31, 2021	$0.45	$5,672	$30.00	$7,500	—
February (8)	January 1 - February 8, 2022	—	—	13.35	258	—
May	January 1 - March 31, 2022	0.75	9,570	30.00	7,500	—
August	April 1 - June 30, 2022	0.75	9,571	30.00	7,500	—
November	July 1 - September 30, 2022	0.75	9,571	30.00	7,500	—

2021
February	October 1 - December 31, 2020	$0.45	$5,630	$15.00	$3,806	3,806
May	January 1 - March 31, 2021	0.45	5,672	15.00	3,864	3,864
August	April 1 - June 30, 2021	0.45	5,671	15.00	3,921	3,921
November	July 1 - September 30, 2021	0.45	5,672	15.00	3,980	3,980

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.
(4)	Relates to accrued distribution paid upon the redemption of 35,834 preferred units in May 2023.
(5)	Relates to accrued distribution paid upon the redemption of 45,000 preferred units in June 2023.
(6)	Relates to accrued distribution paid upon the redemption of 35,000 preferred units in August 2023.
(7)	Relates to accrued distribution paid upon the redemption of 15,001 preferred units in September 2023.
(8)	Relates to accrued distribution paid upon the redemption of 19,321 preferred units paid-in-kind in February 2022.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

6. Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering income attributable to preferred unitholders, the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units, and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's preferred units, warrants, and unvested unit-based awards if the inclusion of these items is dilutive.

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the year ended December 31, 2023 includes the assumed conversion of the remaining preferred units while it does not include the assumed conversion of the preferred units that were redeemed during the year ended December 31, 2023 as the inclusion of these units would be anti-dilutive. The calculation of diluted net income per common unit for the year ended December 31, 2022 and 2021 includes the assumed conversion of the preferred units.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the year ended December 31, 2023 includes the net settlement of warrants to purchase 1,540,000 common units with a strike price of $34.00. The calculation of diluted net income per common unit for the year ended December 31, 2022 includes the net settlement of warrants to purchase 752,500 common units with a strike price of $22.81 and the net settlement of warrants to purchase 2,250,000 common units with a strike price of $34.00. The calculation of diluted net income per common unit for the year ended December 31, 2021 includes the net settlement of warrants to purchase 752,500 common units with a strike price of $22.81 but does not include the net settlement of warrants to purchase 2,250,000 common units with a strike price of $34.00 because the impact would have been anti-dilutive.

The following table reconciles the numerators and denominators of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Year Ended December 31,
(In thousands, except per unit data)	2023	2022	2021
Basic net income per common unit
Net income attributable to common unitholders	$196,771	$233,722	$75,747
Weighted average common units—basic	12,619	12,484	12,337
Basic net income per common unit	$15.59	$18.72	$6.14

Diluted net income per common unit
Weighted average common units—basic	12,619	12,484	12,337
Plus: dilutive effect of preferred units	2,059	6,176	9,604
Plus: dilutive effect of warrants	1,202	783	74
Plus: dilutive effect of unvested unit-based awards	216	210	178
Weighted average common units—diluted	16,096	19,653	22,193

Net income	$278,435	$268,492	$108,902
Less: income attributable to preferred unitholders	(2,694)	—	—
Less: redemption of preferred units	(60,929)	—	—
Diluted net income attributable to common unitholders and the general partner	$214,812	$268,492	$108,902
Less: diluted net income attributable to the general partner	(4,296)	(5,370)	(2,178)
Diluted net income attributable to common unitholders	$210,516	$263,122	$106,724

Diluted net income per common unit	$13.08	$13.39	$4.81

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Year Ended December 31, 2023
Revenues	$293,656	$73,397	$—	$367,053
Gain on asset sales and disposals	2,956	—	—	2,956
Operating and maintenance expenses	32,058	257	—	32,315
Depreciation, depletion and amortization	18,471	—	18	18,489
General and administrative expenses	—	—	26,111	26,111
Asset impairments	556	—	—	556
Other expenses, net	—	—	14,103	14,103
Net income (loss)	245,527	73,140	(40,232)	278,435
As of December 31, 2023
Total assets	$516,844	$276,549	$4,483	$797,876

For the Year Ended December 31, 2022
Revenues	$328,085	$59,795	$—	$387,880
Gain on asset sales and disposals	1,082	—	—	1,082
Operating and maintenance expenses	34,743	160	—	34,903
Depreciation, depletion and amortization	22,519	—	—	22,519
General and administrative expenses	—	—	21,852	21,852
Asset impairments	4,457	—	—	4,457
Other expenses, net	—	—	36,739	36,739
Net income (loss)	267,448	59,635	(58,591)	268,492
As of December 31, 2022
Total assets	$566,615	$306,470	$4,046	$877,131

For the Year Ended December 31, 2021
Revenues	$194,248	$21,871	$—	$216,119
Gain on asset sales and disposals	245	—	—	245
Operating and maintenance expenses	26,880	169	—	27,049
Depreciation, depletion and amortization	19,075	—	—	19,075
General and administrative expenses	—	—	17,360	17,360
Asset impairments	5,102	—	—	5,102
Other expenses, net	24	—	38,852	38,876
Net income (loss)	143,412	21,702	(56,212)	108,902

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Balance at beginning of period	$306,470	$276,004	$262,514
Income allocation to NRP’s equity interests (1)	78,179	64,712	26,979
Amortization of basis difference	(4,783)	(4,917)	(5,108)
Other comprehensive income (loss)	(21,839)	15,506	2,889
Distributions	(81,478)	(44,835)	(11,270)
Balance at end of period	$276,549	$306,470	$276,004

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $(17.9) million, $(6.8) million and $0.0 million for the year ended December 31, 2023, 2022 and 2021, respectively.

  The difference between the amount at which the investment in Sisecam Wyoming is carried and the amount of underlying equity in Sisecam Wyoming's net assets was $116.6 million and $121.3 million as of December 31, 2023 and 2022, respectively. This excess basis relates to property, plant and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over 27 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective financial statements for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Net sales	$773,590	$720,120	$540,139
Gross profit	187,929	162,575	80,550
Net income	159,549	132,065	55,059

The financial position of Sisecam Wyoming is summarized as follows:

	December 31,
(In thousands)	2023	2022
Current assets	$253,754	$340,437
Noncurrent assets	284,131	292,915
Current liabilities	91,853	111,258
Noncurrent liabilities	119,533	144,290

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	December 31,
	2023			2022
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$661,256	$(285,470)	$375,786	$661,812	$(269,037)	$392,775
Aggregates properties	8,655	(3,761)	4,894	8,655	(3,410)	5,245
Oil and gas royalty properties	12,354	(10,082)	2,272	12,354	(9,600)	2,754
Other	13,143	(1,612)	11,531	13,150	(1,612)	11,538
Total mineral rights, net	$695,408	$(300,925)	$394,483	$695,971	$(283,659)	$412,312

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $17.3 million, $20.9 million and $17.6 million for the year ended December 31, 2023, 2022 and 2021, respectively.

Impairment of Mineral Rights

During the years ended December 31, 2023, 2022 and 2021, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded non-cash impairment expense included in asset impairments on the Consolidated Statements of Comprehensive Income as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Coal properties (1)	$556	$4,365	$5,015
Aggregates properties (2)	—	92	87
Total	$556	$4,457	$5,102

(1)

The Partnership recorded $0.6 million of impairment expense during the year ended December 31, 2023. The Partnership recorded $4.4 million of impairment expense during the year ended December 31, 2022 primarily related to assets whose undiscounted future net cash flows were less than their net book values. Of this amount, $2.6 million of impairment expense related to an asset with $4.3 million of net book value, resulting in a fair value of $1.7 million at December 31, 2022. The fair value of the impaired asset at December 31, 2022 was calculated using a discount rate of 15%. The Partnership recorded $5.0 million of impairment expense during the year ended December 31, 2021 primarily related to the full impairment of an asset resulting from a lease termination. NRP compared the net book value of its coal properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted future cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate the level 3 fair value. Significant inputs used to determine fair value include estimates of future cash flows from coal sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

(2)

The Partnership recorded $0.1 million of aggregates royalty property impairments during the years ended December 31, 2022 and 2021. NRP compared the net book value of its aggregates properties to estimated undiscounted future net cash flows. If the net book value exceeded the undiscounted cash flows, the Partnership recorded an impairment for the excess of the net book value over fair value. A discounted cash flow model was used to estimate the level 3 fair value. Significant inputs used to determine fair value include estimates of future cash flows from aggregates sales and minimum payments, discount rate and useful economic life. Estimated cash flows are the product of a process that began with current realized pricing as of the measurement date and included an adjustment for risk related to the future realization of cash flows.

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

	December 31,
(In thousands)	2023	2022
Intangible assets at cost	$51,353	$51,353
Less: accumulated amortization	(37,671)	(36,640)
Total intangible assets, net	$13,682	$14,713

Amortization expense included in depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $1.0 million, $1.4 million and $1.3 million for the year ended  December 31, 2023, 2022 and 2021, respectively.

The estimates of amortization expense for the years ended December 31, as indicated below, are based on current lessee mining plans and are subject to revision as those plans change in future periods.

(In thousands)	Estimated Amortization Expense
2024	$884
2025	813
2026	753
2027	720
2028	480

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

11.    Debt, Net

The Partnership's debt consists of the following:

	December 31,
(In thousands)	2023	2022
Opco Credit Facility	$95,834	$70,000
Opco Senior Notes
5.55% with semi-annual interest payments in June and December, with annual principal payments in June, due June 2023	$—	$2,366
4.73% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2023	—	6,004
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	12,685	25,368
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	4,012	8,023
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	34,262	45,683
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	8,732	11,643
Total Opco Senior Notes	$59,691	$99,087
Total debt at face value	$155,525	$169,087
Net unamortized debt issuance costs	(467)	(806)
Total debt, net	$155,058	$168,281
Less: current portion of long-term debt	(30,785)	(39,076)
Total long-term debt, net	$124,273	$129,205

NRP LP Debt

2025 Senior Notes

In 2022, NRP redeemed all $300 million of its 2025 Senior Notes. Included in loss on extinguishment of debt on the Partnership's Consolidated Statements of Comprehensive Income for the year ended December 31, 2022, are $7.2 million of call premium and fees and the write off of $3.1 million of debt issuance costs. The cash paid for call premiums and fees is included in other items, net under cash used in financing activities on the Consolidated Statements of Cash Flows. The following describes the terms of the 2025 Senior Notes prior to their redemption.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of December 31, 2023 and 2022, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In May 2023, the Partnership entered into the Sixth Amendment (the "Sixth Amendment") to the Opco Credit Facility (the "Opco Credit Facility"). The Sixth Amendment extended the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased from $130.0 million to $155.0 million, with the ability to expand such commitments to $200.0 million with the addition of future commitments. The Sixth Amendment also includes modifications to Opco's ability to declare and make certain restricted payments.

Indebtedness under the Opco Credit Facility bears interest, at Opco's option, at:

•	the higher of (i) the prime rate as announced by the agent bank; (ii) the federal funds rate plus 0.50%; or (iii) SOFR plus 1%, in each case plus an applicable margin ranging from 2.50% to 3.50%; or
•	a rate equal to SOFR plus an applicable margin ranging from 3.50% to 4.50%.

During the year ended December 31, 2022, the Partnership borrowed $70.0 million under the Opco Credit Facility, resulting in $70.0 million in borrowings outstanding and $60.0 million of available borrowing capacity under the Opco Credit Facility as of December 31, 2022. During the year ended December 31, 2023 the Partnership borrowed $248.8 million and repaid $223.0 million, resulting in $95.8 million in borrowings outstanding and $59.2 of available borrowing capacity under the Opco Credit Facility as of December 31, 2023. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the year ended December 31, 2023 and 2022 were 8.70% and 7.17%, respectively. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty.

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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $316.3 million and $326.4 million classified as mineral rights, net and other long-term assets, net and $26.3 million and $28.9 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC (which owns a 49% non-controlling equity interest in Sisecam Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, and (4) certain of Opco’s coal-related infrastructure assets, including its long-term contract receivable as described in Note 17. Financing Transaction.

In February 2024, the Partnership exercised its option under the Opco Credit Facility to increase the total aggregate commitment under the Opco Credit Facility twice, initially by $30.0 million from $155.0 million to $185.0 million and subsequently by $15.0 million from $185.0 million to $200.0 million. These increases in the total aggregate commitment were made pursuant to an accordion feature of the Opco Credit Facility. In connection with the initial increase, a new lender joined the lending group with a commitment of $30.0 million. The Opco Credit Facility otherwise continues to operate under its existing terms and conditions in all material respects.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of December 31, 2023 and 2022, the Opco Senior Notes had cumulative principal balances of $59.7 million and $99.1 million, respectively. Opco made mandatory principal payments on the Opco Senior Notes of $39.4 million during the years ended December 31, 2023, 2022 and 2021.

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

In addition, the Note Purchase Agreements include a covenant that provides that, in the event Opco or any of its subsidiaries is subject to any additional or more restrictive covenants under the agreements governing its material indebtedness (including the Opco Credit Facility and all renewals, amendments or restatements thereof), such covenants shall be deemed to be incorporated by reference in the Note Purchase Agreements and the holders of the Notes shall receive the benefit of such additional or more restrictive covenants to the same extent as the lenders under such material indebtedness agreement.

The 8.92% Opco Senior Notes also provides that in the event that Opco’s leverage ratio of consolidated indebtedness to consolidated EBITDDA (as defined in the Note Purchase Agreements) exceeds 3.75 to 1.00 at the end of any fiscal quarter, then in addition to all other interest accruing on these notes, additional interest in the amount of 2.00% per annum shall accrue on the notes for the two succeeding quarters and for as long thereafter as the leverage ratio remains above 3.75 to 1.00. Opco has not exceeded the 3.75 to 1.00 ratio at the end of any fiscal quarter through December 31, 2023.

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

Consolidated Principal Payments

The consolidated principal payments due are set forth below:

(In thousands)	Opco Senior Notes	Opco Credit Facility	Total
2024	$31,028	$—	$31,028
2025	14,332	—	14,332
2026	14,331	—	14,331
2027	—	95,834	95,834
2028	—	—	—
Thereafter	—	—	—
	$59,691	$95,834	$155,525

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		December 31,
		2023		2022
		Carrying	Estimated	Carrying	Estimated
(In thousands)	Fair Value Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$59,224	$56,533	$98,281	$96,060
Opco Credit Facility (2)	3	95,834	95,384	70,000	70,000
Assets:
Contract receivable, net (current and long-term) (3)	3	$28,946	$24,492	$31,371	$24,833

(1)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(2)

The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

(3)

The fair value of the Partnership's contract receivable was determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at December 31, 2023 and 2022.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of December 31, 2023 and 2022.

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

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Year Ended December 31,
(In thousands)	2023	2022	2021
Operating and maintenance expenses	$6,747	$6,694	$6,543
General and administrative expenses	5,408	4,864	4,611

The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets at both  December 31, 2023 and 2022 and $0.2 million and $1.0 million of accounts payable to WPPLP at  December 31, 2023 and 2022, respectively.

As a result of its office lease with WPPLP, the Partnership had a right-of-use asset and lease liability of $3.5 million included in other long-term assets, net and other non-current liabilities, respectively, on its Consolidated Balance Sheets at both December 31, 2023 and 2022.

During the years ended December 31, 2023, 2022 and 2021, the Partnership recognized $5.1 million, $8.5 million and $3.3 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

14.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Year Ended December 31,
	2023		2022		2021
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$86,118	23%	$102,352	26%	$49,440	23%
Foresight (1) (2)	60,495	16%	65,597	17%	37,366	17%

(1)	Revenues from Alpha Metallurgical Resources, Inc. and Foresight are included within the Partnership's Mineral Rights segment.
(2)

Revenues from Foresight in 2021 were fixed as a result of the lease amendment the Partnership entered into with Foresight pursuant to which Foresight agreed to pay NRP fixed cash payments to satisfy all obligations arising out of the existing various coal mining leases and transportation infrastructure fee agreements between the Partnership and Foresight. Revenues from Foresight in 2022 and 2023 represent traditional royalty and minimum payments.

15.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations the Partnership’s lessees conduct on its properties, as well as the industrial minerals, aggregates and oil and gas operations in which the Partnership has interests, are subject to federal and state environmental laws and regulations. See "Items 1. and 2. Business and Properties—Regulation and Environmental Matters." As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership makes regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. The Partnership believes that its lessees will be able to comply with existing regulations and does not expect that any lessee’s failure to comply with environmental laws and regulations will have a material impact on the Partnership’s financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on the Partnership related to its properties for the period ended December 31, 2023. The Partnership is not associated with any material environmental contamination that may require remediation costs. However, the Partnership’s lessees are required to conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, the Partnership is not responsible for the costs associated with these reclamation operations.

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

During the year ended December 31, 2023, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan and during the years ended December 31, 2022 and 2021, the Partnership granted service-based awards. The Partnership's service and performance-based awards are valued at the closing price of NRP's units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of these awards granted during the year ended December 31, 2023, 2022 and 2021 were $16.0 million, which included a grant-date fair value of $2.8 million for the market-based awards valued using a Monte Carlo simulation, $7.9 million and $3.8 million, respectively. Total unit-based compensation expense associated with these awards was $10.9 million, $5.8 million and $4.0 million for the year ended December 31, 2023, 2022 and 2021, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of December 31, 2023 is $13.3 million, which will be recognized over a weighted average period of 1.9 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2022 was $6.3 million.

A summary of the unit activity in the outstanding grants during 2023 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair value per Common Unit
Outstanding grants at January 1, 2023	386	$28.96
Granted	281	$56.84
Fully vested and issued	(184)	$26.30
Outstanding at December 31, 2023	483	$46.21

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

17.    Financing Transaction

The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. Minimum payments are $5.0 million per year through the end of the lease term. The $5.0 million due to the Partnership in 2021 was included in the fixed cash payments from Foresight resulting from contract modifications entered into during the second quarter of 2020 as discussed in Note 14. Major Customers. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed $10 thousand per year for the remainder of the renewed term.

18.    Credit Losses

The Partnership is exposed to credit losses through the collection of its trade receivables resulting from contracts with customers and a long-term receivable resulting from a financing transaction with a customer. The Partnership records an allowance for current expected credit losses on these receivables based on the loss-rate method. NRP assessed the likelihood of collection of its receivables utilizing historical loss rates, current market conditions that included the estimated impact of the global COVID-19 pandemic, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. Examples of these facts or circumstances include, but are not limited to, contract disputes or renegotiations with the customer and evaluation of short and long-term economic viability of the contracted property. For its long-term contract receivable, management reverts to the historical loss experience immediately after the reasonable and supportable forecast period ends.

As of December 31, 2023 and 2022, NRP recorded the following current expected credit loss (“CECL”) related to its receivables and long-term contract receivable:

	December 31,
	2023			2022
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$47,170	$(5,655)	$41,515	$47,237	$(4,461)	$42,776
Long-term contract receivable	27,265	(944)	26,321	29,984	(1,038)	28,946
Total	$74,435	$(6,599)	$67,836	$77,221	$(5,499)	$71,722

NRP recorded $1.1 million, $1.1 million and $0.5 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the year ended December 31, 2023, 2022 and 2021, respectively.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

19.    Leases

As of December 31, 2023, the Partnership had two operating leases for office buildings. On January 1, 2019, the Partnership entered into a new lease for the West Virginia office building owned by WPPLP with a five-year base term and five additional five-year renewal options. Upon lease commencement and as of December 31, 2023 and 2022, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. On January 1, 2023, the Partnership entered into a new lease for an office building in Houston with an 11.4 year initial term and a two additional five-year renewal options. Upon lease commencement and as of December 31, 2023, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 21.4 years. The Partnership's right-of-use asset and lease liability included within other long-term assets, net and other non-current liabilities, respectively, on its Consolidated Balance Sheets totaled $4.3 million and $3.5 million at  December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Partnership incurred total operating lease expenses of $0.6 million, $0.5 million and $0.5 million included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income.

.

The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	December 31, 2023
2024	$541
2025	601
2026	604
2027	607
2028	611
After 2028	12,040
Total lease payments (1)	$15,004
Less: present value adjustment (2)	(10,683)
Total operating lease liability	$4,321

(1)	The remaining lease terms of the Partnership's two operating leases are 25 years and 20.4 years.
(2)

The present value of the operating lease liability on the Partnership's Consolidated Balance Sheets was calculated using a 13.5% discount rate on the 30-year lease and a 13.4% discount rate on the 21.4 year lease. These rates represent the Partnership's estimated incremental borrowing rates under its two operating leases. As the Partnership's leases do not provide an implicit rate, the Partnership estimated the incremental borrowing rates at the time the leases were entered into by utilizing the rate of the Partnership's secured debt and adjusting it for factors that reflect the profile of borrowing over the 30-year and 21.4-year expected lease terms, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2023. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "2013 Framework" (COSO). Based on that evaluation, as of December 31, 2023, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level based on those criteria. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Partners of Natural Resource Partners L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natural Resource Partners L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

March 7, 2024

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLSOURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND CORPORATE GOVERNANCE

As a master limited partnership, we do not employ any of the people responsible for the management of our properties. Instead, we reimburse affiliates of our managing general partner, GP Natural Resource Partners LLC, for their services. The following table sets forth information concerning the directors and officers of GP Natural Resource Partners LLC as of the date of this Annual Report on Form 10-K. Each officer and director is elected for their respective office or directorship on an annual basis. Subject to the Board Representation and Observation Rights Agreement with GoldenTree, RCM is entitled to appoint the members of the Board of Directors of GP Natural Resource Partners LLC.

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	76	Chairman of the Board and Chief Executive Officer
Craig W. Nunez	62	President and Chief Operating Officer
Christopher J. Zolas	49	Chief Financial Officer
Kevin J. Craig	55	Executive Vice President
Philip T. Warman	53	General Counsel and Secretary
Gregory F. Wooten	68	Senior Vice President, Chief Engineer
Galdino J. Claro	64	Director
S. Reed Morian	78	Director
Paul B. Murphy, Jr.	64	Director
Richard A. Navarre	63	Director
Corbin J. Robertson, III	53	Director
Stephen P. Smith	63	Director
Leo A. Vecellio, Jr.	77	Director

Corbin J. Robertson, Jr. has served as Chief Executive Officer and Chairman of the Board of Directors of GP Natural Resource Partners LLC since 2002. Mr. Robertson, Jr. has vast business experience having founded and served as a director and as an officer of multiple companies, both private and public, and has served on the boards of numerous non-profit organizations. He has served as the Chief Executive Officer and Chairman of the Board of the general partner of Great Northern Properties Limited Partnership since 1992 and Quintana Minerals Corporation since 1978, as Chairman of the Board of Directors of New Gauley Coal Corporation since 1986, and the general partner of Western Pocahontas Properties Limited Partnership since 1986. Mr. Robertson, Jr. is also Chief Executive Officer and a member of the Board of Managers of Pocahontas Royalties LLC. He also serves as a Principal with Quintana Capital Group, Chairman of the Board of the Cullen Trust for Higher Education, Chairman of the Board of KLX Energy Services Holdings, Inc. and is on the boards of the American Petroleum Institute, the National Petroleum Council, the Baylor College of Medicine and the Spirit Golf Association. In 2006, Mr. Robertson, Jr. was inducted into the Texas Business Hall of Fame. Mr. Robertson, Jr. is the father of Corbin J. Robertson, III.

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

Christopher J. Zolas has served as Chief Financial Officer since August 2017 and also served as Treasurer from August 2017 until May 2023. Mr. Zolas served as Chief Accounting Officer of GP Natural Resource Partners LLC from March 2015 to August 2017. Prior to joining NRP, Mr. Zolas served as Director of Financial Reporting at Cheniere Energy, Inc., a publicly traded energy company, where he performed financial statement preparation and analysis, technical accounting and SEC reporting for five separate SEC registrants, including a master limited partnership. Mr. Zolas joined Cheniere Energy, Inc. in 2007 as Manager of SEC Reporting and Technical Accounting and was promoted to Director in 2009. Prior to joining Cheniere Energy, Inc., Mr. Zolas worked in public accounting with KPMG LLP from 2002 to 2007.

Kevin J. Craig was named Executive Vice President of GP Natural Resource Partners LLC in February 2021, after serving as Executive Vice President, Coal of GP Natural Resource Partners LLC since September 2014. Mr. Craig was the Vice President of Business Development for GP Natural Resource Partners LLC since 2005. Mr. Craig also represents NRP as one of its appointees to the Board of Managers of Sisecam Wyoming LLC. Mr. Craig joined NRP in 2005 from CSX Transportation. He has extensive marketing, finance and operations experience within the energy industry. Mr. Craig served as a member of the West Virginia House of Delegates having been elected in 2000 and re-elected in 2002, 2004, 2006, 2008, 2010 and 2012. In addition to other leadership positions, Delegate Craig served as Chairman of the Committee on Energy. Mr. Craig did not seek re-election in 2014 and his term ended January 2015. Prior to joining CSX, he served as a Captain in the United States Army. Mr. Craig has served as the Chairman of the Huntington Regional Chamber of Commerce Board of Directors and continues as a member of both the West Virginia Chamber of Commerce and the Huntington Regional Chamber of Commerce’s respective board of directors. He serves as a member of the Board of Directors of Encova Mutual Insurance Company, the West Virginia University Board of Governors and the WVU Medicine Board of Governors.

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

Galdino J. Claro joined the Board of Directors of GP Natural Resource Partners LLC in March 2018. Mr. Claro has 30 years of worldwide executive leadership experience in the primary and secondary metals industries and is currently the Chief Executive Officer of the Wilmington Paper Corporation and an Independent Director of Phoenix Global. From October 2013 to August 2017, Mr. Claro served as the Group Chief Executive Officer and Managing Director of Sims Metal Management where he was also a member of the Safety, Health, Environment and Sustainability Committee, the Nomination Governance Committee and the Finance Investment Committee. Before joining Sims Metal Management, Mr. Claro served for four years as the Chief Executive Officer of Harsco Metals and Minerals. He joined Harsco from Aleris, where he served as CEO of Aleris Americas. Before that, he was the CEO of the Metals Processing Group of Heico Companies LLC. During his career with Alcoa Inc., Mr. Claro served for five years as the President of Alcoa China and for six years in Europe as the Vice President of Soft Alloys Extrusions and the President of Alcoa Europe Extrusions. While in South America, Mr. Claro worked for several different divisions of Alcoa Alumni SA as plant manager, technology manager, new products development director and Managing Director of Alcoa Cargo-Van. Before joining Alcoa in 1985, Mr. Claro started his career at Honda-Motogear as a Quality Control Manager where he worked for three years in both Brazil and Japan.

S. Reed Morian joined the Board of Directors of GP Natural Resource Partners LLC in 2002. Mr. Morian has vast executive business experience having served as Chairman and Chief Executive Officer of several companies since the early 1980s and serving on the board of other companies. Mr. Morian has served as a member of the Board of Directors of the general partner of Western Pocahontas Properties Limited Partnership since 1986, New Gauley Coal Corporation since 1992 and the general partner of Great Northern Properties Limited Partnership since 1992. Mr. Morian also serves on the Board of Managers of Pocahontas Royalties, LLC. Mr. Morian worked for Dixie Chemical Company from 1971 to 2006 and served as its Chairman and Chief Executive Officer from 1981 to 2006. He has also served as Chairman, Chief Executive Officer and President of DX Holding Company from 1989 to 2023. He currently serves as President of Morian Interests LLC. He formerly served on the Board of Directors for the Federal Reserve Bank of Dallas—Houston Branch from April 2003 until December 2008 and as a Director of Prosperity Bancshares, Inc. from March 2005 until April 2009. He is currently serving on the Board of Directors of Gulf Capital Bank in Houston.

Paul B. Murphy, Jr. joined the Board of Directors of GP Natural Resource Partners LLC in March 2018. Mr. Murphy retired from Cadence Bank in April 2023 after a 42 year career as a commercial banker serving 21 of those years as a CEO. Mr. Murphy helped raise $1 billion to invest in the distressed banking industry in 2010. He acquired Cadence Bank and three others and had strong core growth reaching $18 billion in assets. In 2021 Cadence merged with BancorpSouth and today the company is $48 billion in assets with 400 branches in 9 states and trades on the NYSE (CADE). Previously, Mr. Murphy spent 20 years at Amegy Bank of Texas, helping to steer that institution from $75 million in assets and a single location to assets of $11 billion and 85 banking centers at the time of his departure as the Chief Executive Officer and a Director in 2009. Mr. Murphy is an advocate of the community and is a board member of Oceaneering International, Inc., Hope and Healing Center and Institute and the Houston Hispanic Chamber of Commerce. He previously served on the Board of the Houston branch of the Dallas Federal Reserve and the Houston Endowment.

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

Corbin J. Robertson, III joined the Board of Directors of GP Natural Resource Partners LLC in May 2013. Mr. Robertson, III has experience with investments in a variety of energy businesses, having served both in management of private equity firms and having served on several boards of directors. He has served as the Chief Executive Officer of the general partner of Western Pocahontas Properties Limited Partnership since May 2008, and has served on the Board of Directors of Quintana Minerals Corporation since 2007 and Western Pocahontas since October 2012. Mr. Robertson, III previously served on the Board of Managers of Premium Resources, LLC. Mr. Robertson, III also co-founded Quintana Energy Partners, an energy-focused private equity firm in 2006 and served as a Managing Director thereof from 2006 until December 2010. Mr. Robertson, III previously served as Vice President-Acquisitions for GP Natural Resource Partners LLC from 2003 until 2005. Mr. Robertson, III also serves on the Board of Directors of Quality Magnetite and LL&B Minerals, each of which is in the energy business. Mr. Robertson, III is the son of Corbin J. Robertson, Jr. Mr. Robertson, III previously served as Co-Managing Partner of LKCM Headwater Investments GP, LLC, LKCM Headwater Investments I, L.P., LKCM Headwater Investments II, LP, LKCM Headwater Investments II Sidecar, LP, LKCM Headwater Investments III, private equity funds that began June 2011.

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

Corporate Governance

Board Meetings and Executive Sessions

The Board met seven times in 2023. During 2023, our non-management directors met in executive session several times. The presiding director was Mr. Vecellio, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met several times in executive session in 2023. Mr. Vecellio was the presiding director at those meetings. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 1415 Louisiana Street, Suite 3325, Houston, Texas 77002.

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

Audit Committee

Our Audit Committee is comprised of Mr. Smith, who serves as chairman, Mr. Claro and Mr. Navarre. Mr. Smith and Mr. Navarre are "Audit Committee Financial Experts" as determined pursuant to Item 407 of Regulation S-K. During 2023, the Audit Committee met six times.

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

During 2023, at each of its meetings, the Audit Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Audit Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team and the general counsel at which candid discussions of financial management, accounting and internal control and legal issues took place.

The Audit Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2023 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Audit Committee reviews our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K prior to filing with the Securities and Exchange Commission. In 2023, the Audit Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Audit Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2023, for filing with the Securities and Exchange Commission.

Stephen P. Smith, Chairman
Galdino J. Claro
Richard A. Navarre

Compensation, Nominating and Governance Committee

Executive officer compensation is administered by the CNG Committee, which is currently comprised of three members: Mr. Vecellio, as Chairman, Mr. Navarre and Mr. Smith. During 2023, the CNG Committee met eight times. Our Board of Directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:

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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2023, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

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

Although our executive officers’ salaries and bonuses are paid directly by the private companies that employ them, we reimburse those companies based on the time allocated to NRP by each executive officer. Our reimbursement for the compensation of executive officers is governed by our partnership agreement. For purposes of this Compensation Discussion and Analysis, our “named executive officers” are:

•	Corbin J. Robertson, Jr.—Chairman and Chief Executive Officer
•	Craig W. Nunez—President and Chief Operating Officer
•	Christopher J. Zolas—Chief Financial Officer
•	Philip T. Warman—General Counsel and Secretary
•	Kevin J. Craig—Executive Vice President

In addition, borrowings by us and our affiliates do not constitute a breach of any duty owed by our general partner to the unitholders, including borrowings that have the purpose or effect of enabling our general partner to receive distributions.

Named Executive Officer Compensation Strategy and Philosophy

Under our partnership agreement, each quarter we are required to distribute all of our available cash, as such term is defined in our partnership agreement. The Board of Directors considers numerous factors each quarter in determining cash distributions including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability, and the level of cash reserves that the board determines are necessary for future operating and capital needs. Our primary objective over the last eight years has been to use all internally generated cash flow to reduce debt while paying distributions to common unitholders sufficient to cover income tax liability on their share of the partnership’s taxable income. Our compensation philosophy is designed to attract, motivate and retain highly talented executives, while keeping them focused on promoting our strategic objectives to manage the business under current market conditions and position the partnership as a key beneficiary of the transitional energy economy of the future. Our objective in determining the compensation of our named executive officers is to incentivize them to create long-term value for our unitholders and other stakeholders. We believe our compensation programs encourage sustained long-term profitability by making a portion of each named executive officer’s total direct compensation variable and dependent on our achievement of safety, financial and strategic performance goals as well as the total unitholder return of our common units. Thus, a significant portion of our executives’ total compensation is performance-based and not guaranteed, as further described under “—Components of Compensation.”

Although we reimburse Quintana and Western Pocahontas, as applicable, for the applicable portion of our named executive officers’ compensation, the CNG Committee is responsible for administering our executive officer compensation programs. To help retain and motivate executives, the CNG Committee aims to offer competitive compensation packages through a mix of cash and long-term, equity-based incentives. The CNG Committee does not have any formal policies for allocating total compensation among the various components. Instead, the CNG Committee uses its judgment, in consultation with the independent compensation consultant, to establish an appropriate balance of short-term and long-term compensation for such named executive officers for their services to us. The balance may change from year to year based on the amount of time an executive spends in service to us, our corporate strategy, financial performance and non-financial objectives, among other considerations.

Summary of Compensation Practices

We strive to maintain judicious governance standards and compensation practices by regularly reviewing best practices. The CNG Committee incorporated many best practices when forming our 2023 compensation program, including the following:

What We Do

✔	Align our executive compensation with long-term performance
✔	Align executive officers’ interests with those of unitholders
✔	Engage an independent compensation consultant, NFP Compensation Consultants ("NFP"), to assess our practices
✔

Maintain trading policies that restrict all employees and directors from pledging or short selling our securities, entering into any derivative transactions with respect to our securities, or otherwise hedging the risk and reward of our securities

✔	Review the independence of any compensation consultant that is engaged to assist in our compensation analysis
✔	Provide limited perquisites

What We Don’t Do

✘	Automatically increase salaries each year or make lock-step changes in compensation based on peer group compensation levels or metrics
✘	Pay guaranteed or multi-year cash bonuses
✘	Provide significant perquisites
✘	Provide tax gross-ups

The 2023 compensation for executive officers consisted of four primary components:

•	base salaries;
•	short-term cash incentive compensation;
•	long-term equity incentive compensation; and
•	perquisites and other benefits.

Mr. Robertson does not receive a salary in his capacity as Chief Executive Officer. Mr. Robertson is compensated through short-term cash and long-term equity incentive awards, all of which is allocated to NRP. To the extent our named executive officers spend time on non-NRP matters, NRP bears only the proportionate cost of their base salaries, short-term cash incentive compensation and perquisites and other benefits.

In February of each year, the CNG Committee approves the short-term cash incentive awards for the year just ended and long-term incentive awards for the named executive officers. The CNG Committee considers the performance of the partnership, the performance of the individuals and the outlook for the future in determining the amounts of the awards.

Each February, the CNG Committee also makes awards of equity-based awards to be settled in common units under the Natural Resource Partners 2017 Long-Term Incentive Plan (the “2017 Plan”) to NRP’s officers in order to incentivize management and align the long-term interests of management and NRP unitholders.

Role of the CNG Committee

The CNG Committee oversees our executive compensation and employee benefit programs, and reviews and approves all compensation decisions relating to our named executive officers and directors. The CNG Committee also approves its report for inclusion in this Annual Report and has reviewed and discussed this Compensation Discussion and Analysis with management.

Specifically, the CNG Committee reviews and approves the compensation for our named executive officers.  It reviews and approves the annual and long-term incentive plans in which our named executive officers participate, and it also reviews and approves compensation programs for the members of the Board of Directors, as described further below.

Role of Independent Compensation Consultant and Market Data

The CNG Committee engaged NFP to review our compensation practices for our named executive officers and directors relative to our peers. NFP provides no services to management or the CNG Committee that are unrelated to the duties and responsibilities of the CNG Committee, and the CNG Committee makes all decisions regarding the compensation of our named executive officers and directors. NFP reports directly to the CNG Committee, and all work conducted by NFP for us is on behalf of the CNG Committee. The CNG Committee has determined that no conflicts of interest exist as a result of the engagement of NFP.

The CNG Committee, with input from NFP, selected our peer group (the “Peer Group”) after reviewing annual revenue, market capitalization, total enterprise value and total assets of relevant public companies to determine which companies were representative of the marketplace for talent within which we compete. The CNG Committee reviews the Peer Group annually to ensure continued appropriateness for comparative purposes. The CNG Committee determined that the companies below reflect an appropriate Peer Group for 2023:

Amplify Energy Corp.	Enviva Partners, LP	Ring Energy, Inc.
Berry Corporation	Falcon Minerals Corporation	SilverBow Resources, Inc.
Black Stone Minerals, L.P.	Kimbell Royalty Partners, LP	Sisecam Resources LP
Brigham Minerals, Inc.	NACCO Industries, Inc.	Smart Sand, Inc.
CatchMark Timber Trust, Inc.	PHX Minerals, Inc.	SunCoke Energy, Inc.
CONSOL Coal Resources LP	Ramaco Resources, Inc.	W&T Offshore Inc.
Earthstone Energy Inc.	Ranger Oil Corporation

NFP provides the CNG Committee with Peer Group data for comparison purposes, such as to compare equity and pay mix practices. Market pay levels are one of multiple factors considered by the CNG Committee in setting applicable compensation amounts and determining the appropriate design of incentive compensation programs.

Role of Our Executive Officers in the Compensation Process

With respect to 2023 salaries, short-term cash incentive awards and long-term equity incentive awards, Mr. Nunez, our President and Chief Operating Officer, provided Mr. Robertson with recommendations relating to the executive officers other than himself. Mr. Robertson considered those recommendations and provided the CNG Committee with recommendations for all of the executive officers other than himself. Messrs. Robertson and Nunez considered the factors described elsewhere in this Compensation Discussion and Analysis in recommending, in their discretion, the appropriate amounts of compensation for each named executive officer (other than for themselves). Messrs. Robertson and Nunez attended the CNG Committee meetings, other than executive sessions called by the CNG Committee, at which the CNG Committee deliberated and approved the salaries, short-term cash incentive awards and long-term equity incentive awards for 2023. Messrs. Robertson and Nunez were excused from the meetings when the CNG Committee discussed their compensation.

Components of Compensation

Base Salaries

With the exception of Mr. Robertson, who does not receive a salary for his services as Chief Executive Officer, our named executive officers are paid an annual base salary by Quintana or Western Pocahontas for services rendered to us by the named executive officers during the fiscal year. We then reimburse Quintana and Western Pocahontas based on the time allocated to our business by each named executive officer. The base salaries of our named executive officers are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities. The CNG Committee reviews and approves the full salaries paid to each named executive officer by Quintana and Western Pocahontas, based on both the actual time allocations to NRP in the prior year and the anticipated time allocations in the coming year.

In determining salaries for our named executive officers for 2023, the CNG Committee considered several factors including the executive’s position and level of responsibility within our organization, comparative market data and other external market-based factors. The CNG Committee also considered the individual performance, our partnership’s overall performance during the fiscal year and the individual’s contribution to our overall performance of each named executive officer during 2022. Salaries for 2023 are shown in the Summary Compensation Table below.

Short-Term Cash Incentive Compensation

Short-term cash incentive awards are determined based on the Partnership meeting and exceeding certain annual financial, strategic objectives and safety goals. Short-term cash incentive awards are used to motivate and reward our named executive officers. Each named executive officer received a short-term cash incentive award approved in February 2024 by the CNG Committee. The amounts awarded with respect to 2023 under this program are disclosed in the Summary Compensation Table under the Bonus column. The CNG Committee, using recommendations from NFP, determined that cash bonuses would be paid based on a percentage of base salary, with our Chief Executive Officer receiving approximately 2.3 times the amount awarded to the President and Chief Operating Officer for 2023. The CNG Committee used free cash flow, strategic objectives and safety as performance measures in determining the amount of bonuses paid under the plan, representing 75%, 20% and 5% of the total award, respectively. Based on the level of achievement of the performance measures, the CNG Committee used its discretion to set the level of bonus payments as a percentage of target.

The following table shows the performance measures used in the 2023 short-term cash incentive compensation for our named executive officers, together with the percentage of the total annual cash incentive grant that such component comprises. Each of the components for the named executive officers is described in greater detail below:

Performance Measure	2023 Portion of Total Target Award
Free Cash Flow	75%
Strategic Objectives	20%
Safety	5%

We believe that these performance measures align our short-term incentive compensation with both unitholder and employee interests by targeting specific performance goals set forth in the first quarter of each year. By identifying meaningful performance measures, and by assigning greater weight to certain measures, we are able to more closely align compensation to the achievement of those business objectives over which particular employees have the greatest impact.

If the target level of performance is achieved with respect to a particular performance measure, the applicable payout percentage for that performance measure will equal 100%. Achievement at the threshold performance level results in a payout percentage for that performance measure that will equal 50%. If the maximum level of performance is achieved with respect to a particular performance measure the payout percentage for that measure will equal 200% of target performance, with the exception of safety which is capped at 100%. We interpolate payouts under the annual cash incentive awards for performance levels that fall between the threshold, target and maximum performance levels. There is no payout for performance that does not meet the threshold level criteria and there is no payout in excess of the maximum performance level.

Free Cash Flow

“Free Cash Flow” is calculated as cash flow from operating activities plus return on long-term contract receivable less cash flow used in investing activities, excluding proceeds from asset sales. The CNG Committee utilized the budget approved by the Board of Directors during the annual review process and set the “target” level for this performance measure at 100% of budget. The threshold payout value was set at 80% of the Free Cash Flow budget and the maximum payout value was set at 120% of the budget. We consider this performance measure to be difficult to attain and appropriately reflective of our position in the inherently volatile commodities market. The following table shows the threshold, target and maximum levels for the 2023 short-term cash incentive compensation plan:

Performance Measure	Threshold	Target	Maximum
Free Cash Flow	$205,120,000	$256,400,000	$307,680,000

Strategic Objectives

Strategic Objectives are approved by the Board of Directors each year and reflect the broad strategic objectives of the partnership, which may change year to year. The measure of performance of these strategic objectives is evaluated annually by the CNG Committee and the threshold, target and maximum payouts are at the discretion of the CNG Committee.

Safety

Safety is an important emphasis for the Partnership and, the Board of Directors believes, each of the Partnership's stakeholders. Strong safety performance leads to improved employee performance and lower costs associated with regulatory citations, insurance and litigation matters, which in turn lead to improved operating performance. Because of these factors, the CNG Committee uses Reportable Injuries and Lost Time Incidents as a component of the annual incentive compensation plan. Due to the non-operating nature of our business, the “Reportable Injuries and Lost Time Incidents” are set at a target of zero, with threshold or maximum measure. Additionally, the CNG Committee considers the Partnership's completion rate for annual safety trainings with a 100% employee completion rate.

2023 Payout Under the Short-Term Cash Incentive Compensation Plan

In early 2024, the CNG Committee evaluated the levels of achievement of the various performance measures for 2023 and made the following determinations:

Performance Measure	Actual Performance	Applicable Payout Percentage	Relative Weighting	Weighted Payout Percentage
Free Cash Flow	$313,400,000	200%	75%	150%
Strategic Objectives	Board Satisfaction	150%	20%	30%
Safety	100%	100%	5%	5%

Based on the actual performance as set forth above, the cumulative amounts listed below were earned under the 2023 short-term cash incentive compensation for the Partnership's 2023 performance.

Name	Target as a % of Base Salary	Actual payout as a % of Base Salary	Dollar Amount of Actual payout ($)
Corbin J. Robertson, Jr. (1)	2.3x	2.3x	2,369,918
Craig Nunez	100%	185%	1,030,400
Christopher J. Zolas	80%	148%	584,226
Philip Warman	76%	141%	555,015
Kevin Craig (2)	80%	148%	500,034

(1)	As Mr. Robertson does not receive a salary, his annual cash incentive is calculated as a multiple of the President and Chief Operating Officer’s actual payout.
(2)	Mr. Craig allocated approximately 88% of his time to NRP during the year ended December 31, 2023, and the amount of short-term cash incentive compensation reflects this allocation.

The following table shows the target opportunities available to the named executive officers as a percentage of base salary and the actual payouts as a percentage of their base salaries for each of the last three years:

	2021		2022		2023
Name	Target as % of Base Salary	Actual Payout as % of Target	Target as % of Base Salary	Actual Payout as % of Target	Target as % of Base Salary	Actual Payout as % of Target
Corbin J. Robertson, Jr. (1)	2.3x	172%	2.3x	195%	2.3x	185%
Craig Nunez	100%	172%	100%	195%	100%	185%
Christopher J. Zolas	80%	172%	80%	195%	80%	185%
Philip Warman	76%	172%	76%	195%	76%	185%
Kevin Craig	80%	172%	80%	195%	80%	185%

(1)	As Mr. Robertson does not receive a salary, his annual cash incentive is calculated as a multiple of the President and Chief Operating Officer’s actual payout.

Long-Term Equity Incentive Compensation

We have adopted the 2017 Plan pursuant to which we may grant equity-based compensation to our named executive officers and other officers. Our CNG Committee believes that awards under the 2017 Plan promote the alignment of the interests of management with those of our unitholders and promote creation of value for our unitholders. In 2023, the CNG Committee determined it was appropriate to introduce additional performance measures in connection with long-term compensation to better align executive compensation with the Partnership's performance. We refer to these phantom units issued in 2023 as “2017 Plan Phantom Units.” The 2023 awards were made in the form of phantom units that will settle in NRP common units on a one-for-one basis and will accrue tandem distribution equivalent rights (“DERs”) to be paid in cash upon settlement.

2023 Annual Grants

The first award of the 2017 Plan Phantom Units granted in February 2023 (“2022 Award”) was to recognize the Partnership's performance in 2022, whereby we achieved 180% of target. In determining the award amounts the CNG Committee used the following key metrics: safety, free cash flow and certain strategic initiatives. These phantom unit awards time-vest ratably over a three-year period following the grant date. The second of the 2017 Plan Phantom Units award granted in February 2023 (“2023 Award”) was to provide a revised form of performance-based long-term incentive compensation. This new form included a mix of time-based and performance-based phantom units awarded at target; 35% are time-based phantom units that will vest ratably over a three-year period and 65% are performance-based phantom units that will cliff vest at the end of the three-year period with the actual number of units vesting for the performance-based phantom units to be determined by the performance score. The performance score will be the relative total unit holder return (“TUR”) performance score and the financial performance score, both weighted at 50%. The 2017 Plan Phantom Units (the 2022 Award and 2023 Award) are subject to forfeiture and will vest on an accelerated basis following death or disability of the award recipient, following a change in control of NRP, or termination without cause or for good reason. The grant date fair value of the 2017 Plan Phantom Units awarded in 2023 (the 2022 Award and 2023 Award) is disclosed in the Summary Compensation Table under the Stock Awards column. In determining the award amounts the CNG Committee used a percentage target of base salary.

The following table sets forth the long-term equity award targets and number of units granted to each NEO in 2023:

	2022 Award		2023 Award
Named Executive Officer	Target as % of Base Salary	Time-Based	Target as % of Base Salary	Time-Based	Performance-Based
Corbin J. Robertson, Jr. (1)	1.84x	65,791	1.84x	15,866	29,466
Craig W. Nunez	224%	35,756	224%	8,623	16,014
Christopher J. Zolas	153%	15,071	153%	4,173	7,751
Philip T. Warman	85%	10,137	85%	2,311	4,292
Kevin J. Craig (2)	90%	10,378	90%	2,380	4,420

(1)	As Mr. Robertson does not receive a salary, his annual cash incentive is calculated as a multiple of the President and Chief Operating Officer’s actual payout.
(2)	Although Mr. Craig allocated approximately 88% of his time to NRP during the year ended December 31, 2023, the grants under the 2017 Plan to Mr. Craig do not factor in such allocation.

Relative Total Unitholder Return Performance Score

For the relative TUR performance score, the performance-based phantom units will be eligible to vest based on the Partnership's TUR relative to the Partnership's performance peer group over the three-year performance period. The TUR calculation will be based on a “point-to-point” approach using the 20 calendar-day volume-weighted average of the closing price per share (or unit) of the Partnership or a member of the performance peer group listed below at the beginning and end of the performance period. In the event that our TUR is negative, the payout will be capped at target, regardless of peer group performance. In the instance of a merger or acquisition of a peer company during the performance period, the company would be removed from the peer group. The performance peer group for the 2023 Awards consists of the following companies:

Alliance Resource Partners	Peabody Energy Corporation
Alpha Metallurgical Resources	Ramaco Resources, Inc.
Arch Resources, Inc	Sisecam Resources LP
CONSOL Coal Resources LP	SunCoke Energy, Inc.
Corsa Coal Corp.	Warrior Met Coal, Inc
Enviva Inc.

If the target level of performance is achieved, the payout percentage will equal 100%. Achievement at the threshold performance level will result in a payout at 50% of target performance and achievement at the maximum performance level will result in a payout at 200% of target performance. We interpolate payouts for performance levels that fall between the stated performance levels. There is no payout for performance that does not meet the threshold level and there is no payout in excess of the maximum performance level. The following table shows the performance levels for the 2023 long-term performance-based equity awards:

Performance Measure	Threshold	Target	Maximum
Relative Total Unitholder Return	18th Percentile	45th Percentile	91st Percentile

Financial Performance Score

The financial performance score is calculated based on cumulative three-year free cash flow. “Free Cash Flow” is defined as cash from operating activities plus return on long-term contract receivable less cash flow used in investing activities, excluding proceeds from asset sales. Payouts will be determined based on the achievement of cumulative free cash flow relative to targets set by the Committee. We consider this performance measure to be difficult to attain and appropriately reflective of our position in the inherently volatile commodities market.

Perquisites and Other Personal Benefits

Both Quintana and Western Pocahontas maintain employee benefit plans that provide our executive officers and other employees with the opportunity to enroll in health, dental and life insurance plans. Each of these benefit plans requires the employee to pay a portion of the health and dental premiums, with the applicable company paying the remainder. These benefits are offered on the same basis to all employees of Quintana and Western Pocahontas, and the company costs are reimbursed by us to the extent the employee allocates time to our business.

In 2023, Quintana and Western Pocahontas maintained tax-qualified 401(k) plans. During 2023, Quintana and Western Pocahontas matched 100% of the first 6.0% of the employee contributions under their respective 401(k) plans. As with the other contributions, any amounts contributed by Quintana and Western Pocahontas are reimbursed by us based on the time allocated by the employee to our business. None of NRP, Quintana or Western Pocahontas maintains a pension plan, a defined benefit retirement plan or a deferred compensation plan.

Other Compensation Policies and Practices

Unit Ownership Requirements

NRP maintains Unit Ownership and Retention Guidelines (the “ownership guidelines”) that are administered by the CNG Committee and require NRP’s officers who are required to file ownership reports under Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain other officers as designated from time-to-time by the Board or the CNG Committee to retain all common units awarded under any NRP incentive plan (net of any units withheld or sold to cover tax liabilities) until certain ownership guidelines are met. The following table sets for the ownership guidelines. There is no minimum time period required to achieve the unit ownership guidelines.

Position	Requirement
Chief Executive Officer (1)	N/A
President and Chief Operating Officer	3 x Salary
Chief Financial Officer	3 x Salary
General Counsel and Secretary	1.5 x Salary
Executive Vice President	2 x Salary

(1)	Ownership guidelines due not currently apply to our Chief Executive Officer due to his substantial ownership in NRP.

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

Incentive Compensation Recoupment Policy

NRP maintains the Natural Resource Partners L.P. Incentive-Based Compensation Recoupment Policy, which is administered by the CNG Committee and intended to be compliant with the new clawback rules and regulations that went into effect during 2023. The policy authorizes the Board or committee thereof to recoup incentive compensation in the event of a restatement of financial statements due to material non-compliance with securities laws, fraud or misconduct. For more information, please see NRP's Incentive-Based Compensation Recoupment Policy attached as Exhibit 97.1 in this Annual Report on form 10-K.

Securities Trading Policy

Our insider trading policy restricts employees and directors, as well as their designees, from purchasing or selling puts or calls to sell or buy our common units, engaging in short sales with respect to our common units, buying our securities on margin or pledging our securities to secure debt or engaging in any transactions that would be deemed to be a hedging transaction involving our securities.

Risk Assessment of Compensation Plans

We believe that our compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs and the compensation arrangements are designed to encourage our employees, including our named executive officers, to focus on both short-term and long-term strategic goals, thereby creating an ownership culture and helping to align the interests of our employees and our unitholders. Accordingly, our compensation program is balanced between short-term and long-term incentives, as well as cash and equity-based forms of settlement.

Overall, we believe that the balance within our compensation program results in an appropriate compensation structure and that the program does not pose risks that could have a material adverse effect on our business or financial performance.

Report of the Compensation, Nominating and Governance Committee

The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the CNG Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023.

Leo A. Vecellio, Jr., Chairman

Richard A. Navarre

Stephen P. Smith

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for compensation in 2021, 2022 and 2023:

				Stock	All Other
Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Awards ($) (2)	Compensation ($) (3)	Total ($)
Corbin J. Robertson, Jr.—Chief Executive Officer
	2023	—	2,369,918	5,638,047	—	8,007,965
	2022	—	2,379,068	3,096,757	—	5,475,825
	2021	—	2,037,340	946,909	—	2,984,249
Craig W. Nunez—President and Chief Operating Officer
	2023	556,973	1,030,400	3,064,159	19,800	4,671,332
	2022	530,450	1,034,378	1,683,020	18,300	3,266,148
	2021	515,000	885,800	717,032	17,400	2,135,232
Christopher J. Zolas—Chief Financial Officer
	2023	394,748	584,226	1,369,645	19,800	2,368,419
	2022	375,950	586,482	709,414	18,300	1,690,146
	2021	365,000	502,240	412,549	17,400	1,297,189
Philip T. Warman—General Counsel and Secretary (4)
	2023	394,748	555,015	849,337	19,800	1,818,900
Kevin J. Craig—Executive Vice President (5)
	2023	337,861	500,034	871,561	26,243	1,735,699

(1)	In 2023, Messrs. Robertson, Nunez, Zolas, Warman and Craig spent approximately 50%, 100%, 100%, 100% and 88%, respectively, of their time on NRP matters.
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

(3)	Includes portions of 401(k) matching allocated to Natural Resource Partners by Quintana and Western Pocahontas.
(4)	Mr. Warman was not a named executive officer in 2021 or 2022.
(5)

Mr. Craig was not a named executive officer in 2021 or 2022. Mr. Craig allocated approximately 88% of his time to NRP during the year ended December 31, 2023 and amounts included under the “Salary,” “Bonus,” and “All Other Compensation” columns reflect this allocation. Amounts included under “Stock Awards” are paid 100% by NRP.

Grants of Plan-Based Awards in 2023

The following table shows the 2017 Plan Phantom Units granted to named executive officers during 2023. Based on the grant, the awards in the table below will either vest ratably in 2024, 2025 and 2026 or cliff vest in 2026. Upon settlement, an equivalent number of common units will be issued to each named executive officer, subject to withholding. The 2017 Plan Phantom Units also accrue DERs from the grant date, which will be paid out in cash upon settlement following and subject to vesting.

		2017 Plan Phantom Units
		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All other Unit Awards (2)
Named Executive Officer	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Grant Date Fair Value ($)
Corbin J. Robertson, Jr	2/1/2023	14,733	29,466	58,932		1,495,016
	2/1/2023				81,657	4,143,031
Craig W. Nunez	2/1/2023	8,007	16,014	32,028		812,502
	2/1/2023				44,379	2,251,657
Christopher J. Zolas	2/1/2023	3,876	7,751	15,502		393,262
	2/1/2023				19,244	976,383
Philip T. Warman	2/1/2023	2,146	4,292	8,584		217,763
	2/1/2023				12,448	631,574
Kevin J. Craig	2/1/2023	2,210	4,420	8,840		224,258
	2/1/2023				12,758	647,303

(1)

The units represent performance-based awards and cliff vest in February 2026. If threshold targets are not met, the award amount will be zero. The number of awards that vest will be between zero and the maximum.

(2)	The units represent time-based awards and vest ratably in February 2024, 2025 and 2026.

Employment Agreements

None of our named executive officers have an employment agreement.

Outstanding Equity Awards at December 31, 2023

The table below shows the total number of outstanding 2017 Plan Phantom Units held by each named executive officer at December 31, 2023. Performance-based units are valued assuming target is met.

Named Executive Officer	Unvested 2017 Plan Phantom Units	Market Value of Unvested 2017 Plan Phantom Units ($) (6)
Corbin J. Robertson, Jr. (1)	185,510	17,170,806
Craig W. Nunez (2)	104,718	9,692,698
Christopher J. Zolas (3)	47,804	4,424,738
Philip T. Warman (4)	25,337	2,345,193
Kevin J. Craig (5)	31,506	2,916,195

(1)	156,044 units are time-based and vest ratably in February 2024, 2025 and 2026, and 29,466 units are performance based and cliff vest in February 2026.
(2)	88,704 units are time-based and vest ratably in February 2024, 2025 and 2026, and 16,014 units are performance based and cliff vest in February 2026.
(3)	40,053 units are time-based and vest ratably in February 2024, 2025 and 2026, and 7,751 units are performance based and cliff vest in February 2026.
(4)	21,045 units are time-based and vest ratably in February 2024, 2025 and 2026, and 4,292 units are performance based and cliff vest in February 2026.
(5)	27,086 units are time-based and vest ratably in February 2024, 2025 and 2026, and 4,420 units are performance based and cliff vest in February 2026.
(6)	Based on a unit price of $92.56, the closing price for the common units on December 29, 2023, the last trading day in calendar year 2023.

Units Vested in 2023

The table below shows the value realized by each named executive officer as a result of the vesting of their phantom unit awards granted under the 2017 Plan:

Named Executive Officer	2017 Plan Phantom Units	Value Realized on Vesting ($) (1) (2)
Corbin J. Robertson, Jr.	69,768	4,089,074
Craig W. Nunez	41,816	2,451,874
Christopher J. Zolas	19,743	1,158,139
Philip T. Warman	1,802	102,858
Kevin J. Craig	13,602	797,916

(1)	Based on a unit price of $54.08, the closing price for the common units on February 14, 2023.
(2)	Includes DERs accrued from the issue date to the settlement date.

Potential Payments upon Termination or Change in Control

Upon the occurrence of a change in control or termination without cause of NRP, our general partner, or GP Natural Resource Partners LLC, 2017 Plan Phantom Units held by each of our named executive officers would immediately vest and become payable and they are entitled to no other benefits because we do not have employment contracts. The table below indicates the estimated payments to each named executive officer following a change in control at December 31, 2023.

	2017 Plan Equity Awards
Named Executive Officer	Unvested Phantom Units	Market Value ($) (1)	Accumulated DERs ($)	Total Potential Payments ($)
Corbin J. Robertson, Jr.	185,510	17,170,806	1,144,463	18,315,269
Craig W. Nunez	104,718	9,692,698	658,938	10,351,636
Christopher J. Zolas	47,804	4,424,738	305,789	4,730,527
Philip T. Warman	25,337	2,345,193	108,985	2,454,178
Kevin J. Craig	31,506	2,916,195	203,322	3,119,517

(1)	Calculated based on a unit price of $92.56, the closing price for the common units on December 29, 2023, the last trading day in calendar year 2023.

Directors' Compensation for the Year Ended December 31, 2023

For more information regarding the Board and committees thereof, see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” elsewhere in this Annual Report on Form 10-K. Director compensation during 2023 consisted of a $75,000 cash retainer and an award of common units under the 2017 Plan. The units awarded to Board members are fully vested and not subject to forfeiture; however, the Board members had the option in advance of receipt of the award to elect to defer settlement of the award until after 90 days following such director’s retirement or earlier departure from the Board. In addition, members of Board committees received $8,000, $7,500 and $5,000 for serving on the audit, compensation, nominating and governance and conflicts committees, respectively, and the chairman of the audit, compensation, nominating and governance and conflicts committees received an additional $20,000, $15,000 and $15,000, respectively, for acting as chairman.

The table below shows the directors’ compensation for the year ended December 31, 2023:

Name of Director	Fees Earned or Paid in Cash ($)	2017 Plan Common Unit Awards ($) (1)	Total Compensation ($)
S. Reed Morian	75,000	115,021	190,021
Richard A. Navarre (2)	110,500	115,021	225,521
Corbin J. Robertson, III	75,000	115,021	190,021
Stephen P. Smith (3)	110,500	115,021	225,521
Leo A. Vecellio, Jr.	102,500	115,021	217,521
Paul B. Murphy, Jr.	75,000	115,021	190,021
Galdino J. Claro	88,000	115,021	203,021

(1)	Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see "Item 8. Financial Statements and Supplementary Data—Note 16. Unit-Based Compensation" elsewhere in this Annual Report on Form 10-K. All of the phantom units reported in this column were outstanding on December 31, 2023 and will vest on February 1, 2024. As of December 31, 2023, each of the current directors hold the following number of outstanding phantom unit awards: Mr. Morian, 2,267; Mr. Navarre, 6,621; Mr. Robertson, 2,267; Mr. Smith, 17,629; Mr. Vecellio, 2,267; Mr. Murphy, 2,267 and Mr. Claro, 2,267.
(2)

Mr. Navarre elected to defer settlement of his common units awarded under the 2017 Plan in 2018 and 2019 until 90 days following his retirement or earlier departure from the Board. As of December 31, 2023, 6,621 phantom units previously awarded to Mr. Navarre were outstanding but only 2,267 were unvested.

(3)

Mr. Smith elected to defer settlement of his common units awarded under the 2017 Plan in 2018, 2019, 2020, 2021 and 2022 until 90 days following his retirement or earlier departure from the Board. As of December 31, 2023, 17,629 phantom units previously awarded to Mr. Smith were outstanding but only 2,267 were unvested.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2023, Messrs. Vecellio, Navarre, and Smith served on the CNG Committee. None of Messrs. Vecellio, Navarre, and Smith has ever been an officer or employee of NRP or GP LLC. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board or CNG Committee.

Pay Ratio Disclosure

The Securities and Exchange Commission has adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principle executive officer.

The personnel providing services to us, including our executive officers, are employed by Quintana or Western Pocahontas. As of December 31, 2023, 55 such persons were providing services to us. We identified a new median service provider for 2023 by examining the 2023 total taxable compensation, as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2, for all individuals who provided services to us as of December 31, 2023. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation or equity compensation and we did not annualize the compensation for any service providers that were not employed for all of 2023.

After identifying the median service provider based on total compensation, we calculated annual 2023 compensation for the median service provider using the same methodology used to calculate the Chief Executive Officer’s total compensation as reflected in the Summary Compensation Table above. The median service provider’s annual 2023 compensation was as follows:

Name	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Median Service Provider	2023	101,389	46,893	34,434	—	6,083	188,799

Our 2023 ratio of Chief Executive Officer total compensation of $8,007,965 to our median service provider's total compensation of $188,799 is reasonably estimated to be 42:1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of February 22, 2024, the amount and percentage of our common units and preferred units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of our directors and named executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

		Percentage of
	Common	Common
Name of Beneficial Owner	Units	Units (1)
Corbin J. Robertson, Jr. (2)	2,569,048	19.8%
Quintana Management LLC (3)	1,883,986	14.5%
The Goldman Sachs Group, Inc. (4)	917,289	7.1%
Kevin J. Craig	35,262	*
Craig W. Nunez	89,340	*
Philip T. Warman	4,557	*
Christopher J. Zolas	42,234	*
Galdino J. Claro	20,109	*
S. Reed Morian (5)	636,508	4.9%
Paul B. Murphy, Jr.	22,802	*
Richard A. Navarre (6)	16,995	*
Corbin J. Robertson III (7)	254,651	2.0%
Stephen P. Smith (8)	2,622	*
Leo A. Vecellio, Jr.	22,349	*
Directors and Officers as a Group (9)	3,748,679	28.9%

*	Less than one percent.
(1)	12,960,064 common units issued and outstanding as of February 22, 2024.
(2)

Mr. Robertson, Jr. may be deemed to beneficially own 668,748 common units owned in his capacity as controlling owner of Quintana Holdings, LP, 1,727,986 common units in his capacity as controlling member of Quintana Management LLC, which is the sole member of Western Pocahontas GP LLC, which is the general partner of Western Pocahontas Limited Partnership, 156,000 common units in his capacity as the controlling member of Quintana Management LLC, which is the sole member of Robertson Coal Management LLC, which is the sole member of GP Natural Resource Partners LLC, which is the general partner of NRP (GP) LP, 11,021 common units in his capacity as controlling shareholder of Western Pocahontas Corporation, and 5,293 common units in his capacity as controlling shareholder of GNP Management Corporation. Mr. Robertson, Jr.’s address is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.

(3)

Quintana Management LLC has voting and dispositive power with respect to 1,727,986 common units in its capacity as sole member of Western Pocahontas GP LLC, which is the general partner of Western Pocahontas Properties Limited Partnership and 156,000 common units in its capacity as the sole member of Robertson Coal Management LLC, which is the sole member of GP Natural Resource Partners LLC, which is the general partner of NRP (GP) LP. The business address of Quintana Management LLC is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.

(4)

According to a Schedule 13G filing with the SEC on February 7, 2024, The Goldman Sachs Group holds shared voting power and shared dispositive power with respect to 917,289 common units in the Partnership. The business address of The Goldman Sachs Group is 200 West Street, New York, NY 10282.

(5)	Mr. Morian may be deemed to beneficially own 344,863 common units owned by Shadder Investments and 60,097 common units owned by Mocol Properties, L.P.
(6)

Does not include 4,354 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Navarre has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board.

(7)

Mr. Robertson III may be deemed to beneficially own 9,783 common units held by CIII Capital Management, LLC, 10,000 common units held by BHJ Investments LP, 19,663 common units held by The Corbin James Robertson III, 2009 Family Trust and 39 common units held by his spouse, Brooke Robertson. The address for CIII Capital Management, LLC, BHJ Investments LP, and The Corbin James Robertson III, 2009 Family Trust is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002. The following common units are pledged as collateral for loans: 68,873 common units owned by Mr. Robertson III.

(8)

Does not include 18,082 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Smith has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s board. Mr. Smith may be deemed to beneficially own 355 common units owned by the SP Smith 2002 Revocable Trust.

(9)	NRP’s directors and executive officers as a group consists of 13 individuals.

		Percentage of
Name of Beneficial Owner	Preferred Units	Preferred Units
GoldenTree Asset Management, LP (1)	71,666	100%

(1)

The preferred units are owned by funds managed by GoldenTree Asset Management, LP, whose address is 300 Park Ave, New York, NY 10022. Steven A. Tananbaum serves as senior managing member of GoldenTree Asset Management LLC, the general partner of GoldenTree Asset Management, LP.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the securities authorized for issuance under our 2017 Long-Term Incentive Plan as of December 31, 2023. The initial number of common units authorized for issuance pursuant to awards under the plan was 800,000 and in March 2022, an additional 800,000 units were authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	713,893	(1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	—	713,893

(1)

As of December 31, 2023, 483,483 2017 Plan Phantom Units were outstanding. Each 2017 Plan Phantom Units represents the right to receive one common unit, together with associated distribution equivalent rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships with Entities Associated with Corbin J. Robertson, Jr.

Western Pocahontas Properties Limited Partnership, New Gauley Coal Corporation, and Great Northern Properties Limited Partnership are three privately held companies that are primarily engaged in owning and managing mineral properties. We refer to these companies collectively as the "WPP Group". Corbin J. Robertson, Jr. controls the general partner of Western Pocahontas Properties, 85% of the general partner of Great Northern Properties Limited Partnership and is the Chairman and Chief Executive Officer of New Gauley Coal Corporation.

Omnibus Agreement

As part of the omnibus agreement entered into concurrently with the closing of our initial public offering (the "Omnibus Agreement"), the WPP Group and any entity controlled by Corbin J. Robertson, Jr., which we refer to in this section as the “GP affiliates,” each agreed that neither they nor their affiliates will, directly or indirectly, engage or invest in entities that engage in the following activities (each, a "restricted business") in the specific circumstances described below:

•	the entering into or holding of leases with a party other than an affiliate of the GP affiliate for any GP affiliate-owned fee coal within the United States; and
•

the entering into or holding of subleases with a party other than an affiliate of the GP affiliate for coal within the United States controlled by a paid-up lease owned by any GP affiliate or its affiliate.

"Affiliate" means, with respect to any GP affiliate or, any other entity in which such GP affiliate owns, through one or more intermediaries, 50% or more of the then outstanding voting securities or other ownership interests of such entity. Except as described below, the WPP Group and its controlled affiliates will not be prohibited from engaging in activities in which they compete directly with us.

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

The Omnibus Agreement may be amended at any time by the general partner, with the concurrence of the conflicts committee. The respective obligations of the WPP Group under the Omnibus Agreement terminate when the WPP Group and its affiliates cease to participate in the control of the general partner. For more information, see the Omnibus Agreement attached as Exhibit 10.3 to this Annual Report on Form 10-K.

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

In connection with the closing of the acquisition, we and Pocahontas Royalties entered into a limited waiver of the Omnibus Agreement pursuant to which we waived the provision of the Omnibus Agreement that restricts Mr. Robertson, Jr. and his affiliates (other than NRP) from owning, operating or investing in fee coal in the United States with an aggregate fair market value in excess of $75 million. Mr. Robertson had previously offered NRP the opportunity to participate in the acquisition and we determined, after due consideration, not to participate.

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

Preferred Unitholder Board Representation and Observation Rights Agreement

Effective on March 2, 2017, in connection with the closing of the issuance of the Preferred Units, we entered into the Board Representation and Observation Rights Agreement (the “Board Rights Agreement”) with Blackstone and GoldenTree. Pursuant to the Board Rights Agreement, Blackstone appointed one member to serve on the Board of Directors and one observer to attend meetings of the Board of Directors. Pursuant to the Board Rights Agreement, Blackstone's rights to appoint a member of the Board and an observer terminate at such time as Blackstone, together with their affiliates, no longer own at least 20% of the total number of preferred units issued on the closing date, together with all PIK units that have been issued but not redeemed (the "Minimum Preferred Unit Threshold"). Following the time that Blackstone (and their affiliates) no longer own the Minimum Preferred Unit Threshold and until such time as GoldenTree (together with their affiliates) no longer own the Minimum Preferred Unit Threshold, GoldenTree shall have the one-time option to appoint either one person to serve as a member of the Board of Directors or one person to serve as a Board of Directors observer. To the extent GoldenTree elects to appoint a Board of Directors member and later remove such board designee, GoldenTree may then elect to appoint a Board of Directors observer. In 2023, we repurchased all of Blackstone's preferred units, which were subsequently retired and no longer remain outstanding, and all rights of Blackstone related thereto ceased as a result. In connection with these repurchases, Blackstone's board designee resigned from the Board of Directors. GoldenTree did not exercise its one-time option pursuant to the Board Rights Agreement to appoint either a director or an observer to the Board of Directors within 30 days of receipt of notice that Blackstone (and its affiliates) no longer own the Minimum Preferred Unit Threshold and GoldenTree no longer has the right to appoint either a director or an observer to the Board of Directors. For more information on the Preferred Units, including the rights of the holders thereof, see "Item 8. Financial Statements and Supplementary Data—Note 4. Class A Convertible Preferred Units and Warrants" elsewhere in this Annual Report on Form 10-K.

Office Building in Huntington, West Virginia

We lease an office building in Huntington, West Virginia from Western Pocahontas Properties Limited Partnership. The initial 10-year term of the lease expired at the end of 2018. On January 1, 2019, we entered into a new lease on the building for a five-year base term, with five additional five-year renewal options. We paid approximately $0.8 million to Western Pocahontas under the lease during the year ended December 31, 2023.

Relationship with Cadence Bank, N.A.

Paul B. Murphy, Jr. one of the members of the Board of Directors, is the Chairman of Cadence Bank, N.A., which is a lender under Opco's revolving credit facility and has received customary fees and interest payments in connection therewith. We paid approximately $2.1 million in interest and fees under the credit facility to Cadence Bank, N.A during the year ended December 31, 2023.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its affiliates (including the WPP Group and Pocahontas Royalties) on the one hand, and our partnership and our limited partners, on the other hand. The directors and officers of GP Natural Resource Partners LLC have duties to manage GP Natural Resource Partners LLC and our general partner in a manner beneficial to its owners. At the same time, our general partner has a duty to manage our Partnership in a manner beneficial to us and our unitholders. The Delaware Revised Uniform Limited Partnership Act, which we refer to as the "Delaware Act", provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a general partner to limited partners and the partnership. Pursuant to these provisions, our partnership agreement contains various provisions modifying the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing the duties of the general partner and the methods of resolving conflicts of interest. Our partnership agreement also specifically defines the remedies available to limited partners for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law.

Whenever a conflict arises between our general partner or its affiliates, on the one hand, and our partnership or any other partner, on the other, our general partner will resolve that conflict. Our general partner may, but is not required to, seek the approval of the conflicts committee of the Board of Directors of such resolution. The partnership agreement contains provisions that allow our general partner to take into account the interests of other parties in addition to our interests when resolving conflicts of interest.

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

In addition, GoldenTree has certain consent rights. In the exercise of these consent rights, conflicts of interest could arise between us and GoldenTree.

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

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board of Directors and as provided in the Omnibus Agreement and our partnership agreement. For the year ended December 31, 2023 there were no transactions where such guidelines were not followed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended, and we engaged Ernst & Young LLP to audit our accounts and assist with tax compliance for fiscal 2023 and 2022. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst & Young LLP:

	2023	2022
Audit Fees (1)	$972,500	$904,137
Tax Fees (2)	442,270	437,400

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

The appendices to the Policy describe the audit, audit-related and tax services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise. For the audit, pre-approval is for the fiscal year as the time between approval and the actual issuance of the audit may be more than 12 months. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee will add or subtract to the list of general pre-approved services from time to time, based on subsequent determinations.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

(1) See "Item 8. Financial Statements and Supplementary Data."

(2) All schedules are omitted because they are not required or because the information is immaterial or provided elsewhere in the Consolidated Financial Statements and Notes thereto.

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

10.8	Master Assignment Agreement and Fifth Amendment to Third Amended Credit Agreement, dated as of August 9, 2022 by and among NRP (Operating) LLC, the Lenders party thereto, the Exiting Lenders, and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent for the Lenders, as Swingline Lender, and as an Issuing Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 11, 2022).
10.9	Sixth Amendment to the Third Amended and Restated Credit Agreement, dated as of May 11, 2023, by and among NRP (Operating) LLC, the lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2023).
10.10	New Lender Agreement, dated as of May 11, 2023, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Gulf Capital Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2023).
10.11	New Lender Agreement, dated as of February 1, 2024, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Summit Community Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2024).
10.12	Commitment Increase Agreement dated as of February 14, 2024, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Frost Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 20, 2024).
10.13	New Lender Agreement, dated as of September 1, 2022 by and among NRP (Operating) LLC, the Borrower, Zions Bancorporation, N.A. dba Amegy Bank, in its capacity as administrative agent under the Fifth Amendment to Third Amended Credit Agreement and Prosperity Bank, the New Lender (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 8, 2022).
10.14

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

10.16

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

10.17

Limited Waiver dated February 28, 2020 by Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2020).

10.18

Right of First Offer Agreement dated as of February 28, 2020 by and among Pocahontas Royalties LLC, Natural Resource Partners L.P., GP Natural Resource Partners LLC, NRP (GP) LP, and NRP (Operating) LLC. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2020).

10.19+	Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2018).
10.20+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on February 9, 2018).
10.21+	Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed on February 9, 2018).
10.22+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 27, 2020).
10.23+	Form of Phantom Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2020).
10.24+	Form of Phantom Unit Award Agreement (Directors with Deferral Election) (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2020).
21.1*	List of Subsidiaries of Natural Resource Partners L.P.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of BDO USA, P.C.
23.3*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
97.1*	Natural Resource Partners L.P. Incentive-Based Compensation Recoupment Policy, dated August 2, 2023.
99.1*	Financial Statements of Sisecam Wyoming LLC as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: March 7, 2024
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board, Director and
Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2024
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2024
/s/ GALDINO J. CLARO
Galdino J. Claro
Director

Date: March 7, 2024
/s/ S. REED MORIAN
S. Reed Morian
Director

Date: March 7, 2024
/s/ PAUL B. MURPHY, JR.
Paul B. Murphy, Jr.
Director

Date: March 7, 2024
/s/ RICHARD A. NAVARRE
Richard A. Navarre
Director

Date: March 7, 2024
/s/ CORBIN J. ROBERTSON III
Corbin J. Robertson III
Director

Date: March 7, 2024
/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: March 7, 2024
/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr.
Director