Form 10-Q
period 2024-03-31
NATURAL RESOURCE PARTNERS LP
filed 2024-05-07
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,990	$11,989
Accounts receivable, net	33,874	41,086
Other current assets, net	3,494	2,218
Total current assets	$48,358	$55,293
Land	24,008	24,008
Mineral rights, net	390,176	394,483
Intangible assets, net	13,340	13,682
Equity in unconsolidated investment	268,634	276,549
Long-term contract receivable, net	25,632	26,321
Other long-term assets, net	8,034	7,540
Total assets	$778,182	$797,876
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,514	$885
Accrued liabilities	5,064	12,987
Accrued interest	995	584
Current portion of deferred revenue	5,635	4,599
Current portion of long-term debt, net	14,202	30,785
Total current liabilities	$27,410	$49,840
Deferred revenue	38,348	38,356
Long-term debt, net	174,595	124,273
Other non-current liabilities	6,305	7,172
Total liabilities	$246,658	$219,641
Commitments and contingencies (see Note 13)
Class A Convertible Preferred Units (71,666 issued and outstanding at March 31, 2024 and December 31, 2023 at $1,000 par value per unit; liquidation preference of $1,850 per unit at March 31, 2024 and December 31, 2023) (See Note 3)	$47,181	$47,181
Partners’ capital
Common unitholders’ interest (12,960,064 and 12,634,642 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	$474,095	$503,076
General partner’s interest	7,721	8,005
Warrant holders’ interest	4,804	23,095
Accumulated other comprehensive loss	(2,277)	(3,122)
Total partners’ capital	$484,343	$531,054
Total liabilities and partners' capital	$778,182	$797,876

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2024	2023
Revenues and other income
Royalty and other mineral rights	$67,372	$76,271
Transportation and processing services	3,427	3,598
Equity in earnings of Sisecam Wyoming	5,450	19,254
Gain on asset sales and disposals	165	96
Total revenues and other income	$76,414	$99,219

Operating expenses
Operating and maintenance expenses	$5,733	$7,163
Depreciation, depletion and amortization	4,654	4,083
General and administrative expenses	6,327	5,845
Total operating expenses	$16,714	$17,091

Income from operations	$59,700	$82,128

Interest expense, net	$(3,487)	$(2,853)

Net income	$56,213	$79,275
Less: income attributable to preferred unitholders	(2,150)	(6,661)
Less: redemption of preferred units	—	(16,228)
Net income attributable to common unitholders and the general partner	$54,063	$56,386

Net income attributable to common unitholders	$52,982	$55,258
Net income attributable to the general partner	1,081	1,128

Net income per common unit (see Note 5)
Basic	$4.13	$4.40
Diluted	3.83	3.44

Net income	$56,213	$79,275
Comprehensive income (loss) from unconsolidated investment and other	845	(19,583)
Comprehensive income	$57,058	$59,692

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Loss	Capital
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054
Net income (1)	—	55,089	1,124	—	—	56,213
Distributions to common unitholders and the general partner	—	(41,342)	(844)	—	—	(42,186)
Distributions to preferred unitholders	—	(2,107)	(43)	—	—	(2,150)
Issuance of unit-based awards	126	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,971)	—	—	—	(3,971)
Capital contribution	—	—	227	—	—	227
Warrant settlements	199	(36,650)	(748)	(18,291)	—	(55,689)
Comprehensive income from unconsolidated investment and other	—	—	—	—	845	845
Balance at March 31, 2024	12,960	$474,095	$7,721	$4,804	$(2,277)	$484,343

(1)

Net income includes $2.15 million of income attributable to preferred unitholders that accumulated during the period, of which $2.11 million is allocated to the common unitholders and $0.04 million is allocated to the general partner.

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

(1)

Net income includes $6.66 million of income attributable to preferred unitholders that accumulated during the period, of which $6.53 million is allocated to the common unitholders and $0.13 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$56,213	$79,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,654	4,083
Distributions from unconsolidated investment	14,210	10,780
Equity earnings from unconsolidated investment	(5,450)	(19,254)
Gain on asset sales and disposals	(165)	(96)
Bad debt expense	(813)	(610)
Unit-based compensation expense	2,964	2,491
Amortization of debt issuance costs and other	(749)	25
Change in operating assets and liabilities:
Accounts receivable	9,433	7,061
Accounts payable	629	(541)
Accrued liabilities	(8,225)	(8,805)
Accrued interest	412	263
Deferred revenue	1,028	(154)
Other items, net	(2,642)	(1,618)
Net cash provided by operating activities	$71,499	$72,900

Cash flows from investing activities
Proceeds from asset sales and disposals	$165	$101
Return of long-term contract receivable	647	598
Capital expenditures	—	(2)
Net cash provided by investing activities	$812	$697

Cash flows from financing activities
Debt borrowings	$89,357	$94,200
Debt repayments	(55,696)	(89,696)
Distributions to common unitholders and the general partner	(42,186)	(40,900)
Distributions to preferred unitholders	(2,150)	(8,086)
Redemption of preferred units	—	(47,499)
Warrant settlements (see Note 3)	(55,689)	—
Other items, net	(6,946)	(3,052)
Net cash used in financing activities	$(73,310)	$(95,033)

Net decrease in cash and cash equivalents	$(999)	$(21,436)
Cash and cash equivalents at beginning of period	11,989	39,091
Cash and cash equivalents at end of period	$10,990	$17,655

Supplemental cash flow information:
Cash paid for interest	$2,843	$2,474

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

Principles of Consolidation and Reporting

The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2023 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on March 7, 2024. Reclassifications have been made to prior year amounts in the Consolidated Financial Statements to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income, or cash flows from operating, investing or financing activities.

Recently Issued Accounting Standard

In  November 2023, the FASB issued ASU No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. The guidance is effective for annual periods beginning after  December 15, 2023 and quarterly periods beginning after December 15, 2024 and will be adopted retrospectively to all prior periods presented in the financial statements. NRP does not expect the adoption of ASU 2023-07 to have a material effect on its Consolidated Financial Statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Coal royalty revenues	$46,818	$58,023
Production lease minimum revenues	924	613
Minimum lease straight-line revenues	4,171	4,503
Carbon neutral initiative revenues	2,161	2,118
Property tax revenues	1,892	1,470
Wheelage revenues	2,672	3,869
Coal overriding royalty revenues	1,169	188
Lease amendment revenues	702	851
Aggregates royalty revenues	772	753
Oil and gas royalty revenues	3,640	3,588
Other revenues	653	295
Royalty and other mineral rights revenues	$65,574	$76,271
Transportation and processing services revenues	2,836	2,933
Total Mineral Rights segment revenues from contracts with customers	$68,410	$79,204

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2024	2023
Receivables
Accounts receivable, net	$29,978	$37,206
Other current assets, net (1)	2,221	429

Contract liabilities
Current portion of deferred revenue	$5,635	$4,599
Deferred revenue	38,348	38,356

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Balance at beginning of period (current and non-current)	$42,955	$46,437
Increase due to minimums and lease amendment fees	6,979	7,770
Recognition of previously deferred revenue	(5,951)	(7,924)
Balance at end of period (current and non-current)	$43,983	$46,283

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty leases are as follows as of  March 31, 2024 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.9	$17,362
5 - 10 years	6.3	17,237
10+ years	11.8	25,779
Total	7.4	$60,378

(1)	Lease term does not include renewal periods.

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

NRP also issued two tranches of warrants (the "warrants") to purchase common units to the preferred purchasers (warrants to purchase 1.75 million common units with a strike price of $22.81 and warrants to purchase 2.25 million common units with a strike price of $34.00). The warrants may be exercised by the holders thereof at any time before the eighth anniversary of the closing date. Upon exercise of the warrants, NRP may, at its option, elect to settle the warrants in common units or cash, each on a net basis. However, in the first quarter of 2024 the remaining warrants were settled and none of the Partnership's warrants remain outstanding as of April 18, 2024.

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

At the closing, pursuant to the Board Rights Agreement, the Preferred Purchasers received certain board appointment and observation rights, and Blackstone appointed one director and one observer to the Board of Directors. However, in 2023, we repurchased all of Blackstone's preferred units which were subsequently retired and no longer remain outstanding, and all rights of Blackstone related thereto ceased as a result. In connection with the repurchase, Blackstone's board designee resigned from the Board of Directors. GoldenTree did not exercise its one-time option pursuant to the Board Rights Agreement to appoint either a director or an observer to the Board of Directors within 30 days of receipt of notice that Blackstone (and their affiliates) no longer own the Minimum Preferred Unit Threshold and GoldenTree no longer has the right to appoint either a director or an observer to the Board of Directors.

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

 During the three months ended March 31, 2023, the Partnership received a notice from holders of the Class A Preferred Units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 Class A Preferred Units. The Partnership chose to redeem the preferred units for $47.5 million in cash rather than issuing common units. Of the originally issued 250,000 Class A Preferred Units, 71,666 Class A Preferred Units remained outstanding as of March 31, 2024 and December 31, 2023. These preferred units had a $47.2 million carrying value included in class A convertible preferred on the Partnership's Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

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

During the three months ended March 31, 2024, the Partnership settled a total of 1,219,665 warrants to purchase common units with a strike price of $34.00. On  January 29, 2024 (the  "January 2024 exercise date"), holders of the Partnership's warrants exercised 462,165 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $10.0 million in cash and 198,767 common units. The 15-day VWAP ending on the business day prior to the  January 2024 exercise date was $97.62. On  February 7, 2024 (the  "February 7, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $8.0 million in cash. The 15-day VWAP ending on the business day prior to the  February 7, 2024 exercise date was $96.29. On  February 8, 2024 (the  "February 8, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the  February 8, 2024 exercise date was $95.63. The Partnership settled these warrants on a net basis with $7.9 million in cash. On  February 14, 2024 (the  "February 14, 2024 exercise date"), holders of the Partnership's warrants exercised 500,000 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the  February 14, 2024 exercise date was $93.47. The Partnership settled these warrants on a net basis with $29.7 million in cash. Of the originally issued 4,000,000 warrants, 320,335 and 1,540,000 warrants to purchase common units with a strike price of $34.00 remained outstanding as of March 31, 2024 and December 31, 2023, respectively. These warrants had a carrying value of $4.8 million and $23.1 million included in warrant holders' interest within partners' capital on the Partnership's Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively. In the first quarter of 2024, the remaining 320,335 warrants were settled and none of the Partnership's warrants remain outstanding as of April 18, 2024. See Note 17. Subsequent Events for more information.

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $2.2 million and $6.7 million during the three months ended March 31, 2024 and 2023, respectively, as a result of accumulated preferred unit distributions earned during the period. Of the $6.7 million in accumulated preferred unit distributions earned during the three months ended March 31, 2023, $0.6 million was paid in February 2023 in connection with the preferred units that were redeemed in February 2023. Income available to common unitholders and the general partner is also reduced by the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units. As such, NRP reduced net income available to common unitholders and the general partner by $16.2 during the three months ended March 31, 2023.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the three months ended March 31, 2024 and 2023, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2024
February	October 1 - December 31, 2023	$0.75	$9,918	$30.00	$2,150
March (2)	Special Distribution	2.44	32,268	—	—

2023
February	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500
February (3)	January 1 - February 8, 2023	—	—	12.33	586
March (4)	Special Distribution	2.43	31,329	—	—

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2023.
(3)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(4)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.

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

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended March 31, 2024 and 2023 includes the assumed conversion of the remaining preferred units. The calculation of diluted net income per common unit for the three months ended March 31, 2023 does not include the assumed conversion of the preferred units that were redeemed during the three months ended March 31, 2023 as the inclusion of these units would be anti-dilutive.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three months ended March 31, 2024 includes the net settlement of warrants to purchase 320,335 common units with a strike price of $34.00. The calculation of diluted net income per common unit for the three months ended March 31, 2023 includes the net settlement of warrants to purchase 752,500 common units at a strike price of $22.81 and the net settlement of warrants to purchase 2,250,000 million common units with a strike price of $34.00.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2024	2023
Basic net income per common unit
Net income attributable to common unitholders	$52,982	$55,258
Weighted average common units—basic	12,832	12,570
Basic net income per common unit	$4.13	$4.40

Diluted net income per common unit
Weighted average common units—basic	12,832	12,570
Plus: dilutive effect of preferred units	775	3,778
Plus: dilutive effect of warrants	521	1,255
Plus: dilutive effect of unvested unit-based awards	265	209
Weighted average common units—diluted	14,393	17,812

Net income	$56,213	$79,275
Less: income attributable to preferred unitholders	—	(586)
Less: redemption of preferred units	—	(16,228)
Diluted net income attributable to common unitholders and the general partner	$56,213	$62,461
Less: diluted net income attributable to the general partner	(1,124)	(1,249)
Diluted net income attributable to common unitholders	$55,089	$61,212

Diluted net income per common unit	$3.83	$3.44

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended March 31, 2024
Revenues	$70,799	$5,450	$—	$76,249
Gain on asset sales and disposals	165	—	—	165
Operating and maintenance expenses	5,671	62	—	5,733
Depreciation, depletion and amortization	4,649	—	5	4,654
General and administrative expenses	—	—	6,327	6,327
Interest expense, net	—	—	3,487	3,487
Net income (loss)	60,644	5,388	(9,819)	56,213

For the Three Months Ended March 31, 2023
Revenues	$79,869	$19,254	$—	$99,123
Gain on asset sales and disposals	96	—	—	96
Operating and maintenance expenses	7,005	158	—	7,163
Depreciation, depletion and amortization	4,079	—	4	4,083
General and administrative expenses	—	—	5,845	5,845
Interest expense, net	—	—	2,853	2,853
Net income (loss)	68,881	19,096	(8,702)	79,275

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Balance at beginning of period	$276,549	$306,470
Income allocation to NRP’s equity interests (1)	6,646	20,364
Amortization of basis difference	(1,196)	(1,110)
Other comprehensive income (loss)	845	(19,583)
Distributions	(14,210)	(10,780)
Balance at end of period	$268,634	$295,361

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $1.6 million and $(20.6) million for the three months ended March 31, 2024 and 2023, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Net sales	$130,431	$207,128
Gross profit	21,133	49,055
Net income	13,563	41,560

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	March 31, 2024			December 31, 2023
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$661,256	$(289,570)	$371,686	$661,256	$(285,470)	$375,786
Aggregates properties	8,655	(3,848)	4,807	8,655	(3,761)	4,894
Oil and gas royalty properties	12,354	(10,203)	2,151	12,354	(10,082)	2,272
Other	13,143	(1,611)	11,532	13,143	(1,612)	11,531
Total mineral rights, net	$695,408	$(305,232)	$390,176	$695,408	$(300,925)	$394,483

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $4.3 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analyses, NRP had no impairment expense during the three months ended March 31, 2024 and 2023.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Opco Credit Facility	$146,191	$95,834
Opco Senior Notes
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	$—	$12,685
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	—	4,012
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	34,262	34,262
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	8,732	8,732
Total Opco Senior Notes	$42,994	$59,691
Total debt at face value	$189,185	$155,525
Net unamortized debt issuance costs	(388)	(467)
Total debt, net	$188,797	$155,058
Less: current portion of long-term debt	(14,202)	(30,785)
Total long-term debt, net	$174,595	$124,273

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of March 31, 2024 and December 31, 2023, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In May 2023, the Partnership entered into the Sixth Amendment (the "Sixth Amendment) to the Opco Credit Facility (the "Opco Credit Facility"). The Sixth Amendment maintained the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased from $130.0 million to $155.0 million, with the ability to expand such commitments to $200.0 million with the addition of future commitments. In  February 2024, the Partnership exercised its option under the Opco Credit Facility to increase the total aggregate commitment under the Opco Credit Facility twice, initially by $30.0 million from $155.0 million to $185.0 million and subsequently by $15.0 million from $185.0 million to $200.0 million. These increases in the total aggregate commitment were made pursuant to an accordion feature of the Opco Credit Facility. In connection with the initial increase, a new lender joined the lending group with a commitment of $30.0 million. The Opco Credit Facility continues to operate under its existing terms and conditions in all material respects. The Sixth Amendment also includes modifications to Opco’s ability to declare and make certain restricted payments. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x; provided, and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0.

As of December 31, 2023, the Partnership had $95.8 million in borrowings outstanding under the Opco Credit Facility and $59.2 million of available borrowing capacity. During the three months ended March 31, 2024, the Partnership borrowed $89.4 million and repaid $39.0 million, resulting in $146.2 million in borrowings outstanding under the Opco Credit Facility and $53.8 million of available borrowing capacity as of March 31, 2024. During the three months ended March 31, 2023, the Partnership borrowed $94.2 million and repaid $73.0 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended March 31, 2024 and 2023 was 8.94% and 8.14%, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $312.4 million and $316.3 million classified as mineral rights, net and other long-term assets, net and $25.6 million and $26.3 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively.

Opco Senior Notes

Opco has issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2024 and December 31, 2023, the Opco Senior Notes had cumulative principal balances of $43.0 million and $59.7 million, respectively. Opco made mandatory principal payments of $16.7 million during the three months ended March 31, 2024 and 2023.

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		March 31, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$42,606	$39,971	$59,224	$56,533
Opco Credit Facility (2)	3	146,191	146,191	95,834	95,384

Assets:
Contract receivable, net (current and long-term) (3)	3	$28,309	$24,071	$28,946	$24,492

(1)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(2)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.
(3)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at March 31, 2024 and December 31, 2023.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of March 31, 2024 and December 31, 2023.

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

Direct general and administrative expenses charged to the Partnership by QMC, WPPLP and QID are included on the Partnership's Consolidated Statement of Comprehensive Income as follows:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Operating and maintenance expenses	$1,766	$1,719
General and administrative expenses	1,303	1,320

The Partnership had accounts payable to QMC of $0.4 million on its Consolidated Balance Sheets at both  March 31, 2024 and December 31, 2023 and $0.4 million and $0.2 million of accounts payable to WPPLP at March 31, 2024 and December 31, 2023, respectively.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.5 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at both March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024 and 2023, the Partnership recognized $0.03 million and $2.0 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended March 31,
	2024		2023
(In thousands)	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$20,902	27%	$24,218	24%
Foresight Energy Resources LLC ("Foresight") (1)	$12,846	17%	$12,529	13%

(1)	Revenues from Alpha Metallurgical Resources, Inc. and Foresight are included within the Partnership's Mineral Rights segment.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the three months ended March 31, 2024 and 2023, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of these awards granted during three months ended March 31, 2024 and 2023 was $6.7 million and $15.9 million, respectively, which included a grant date fair value of $2.5 and $2.8 million for the market-based awards valued using a Monte Carlo simulation during the three months ended March 31, 2024 and 2023, respectively. Total unit-based compensation expense associated with these awards was $3.0 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2024 is $17.5 million, which is to be recognized over a weighted average period of 2.0 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2023 was $13.3 million.

A summary of the unit activity in the outstanding grants during 2024 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2024	483	$46.21
Granted	65	$103.50
Fully vested and issued	(197)	$38.76
Outstanding at March 31, 2024	351	$60.91

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

As of March 31, 2024 and December 31, 2023, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	March 31, 2024			December 31, 2023
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$40,992	$(4,896)	$36,096	$47,170	$(5,655)	$41,515
Long-term contract receivable	26,552	(920)	25,632	27,265	(944)	26,321
Total	$67,544	$(5,816)	$61,728	$74,435	$(6,599)	$67,836

NRP recorded reversals of $0.8 million and $0.6 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended March 31, 2024 and 2023, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

17.    Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2024 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit and Preferred Unit Distributions

In May 2024, the Board of Directors declared a distribution of $0.75 per common unit with respect to the first quarter of 2024. The Board of Directors also declared a $2.15 million cash distribution on NRP's outstanding preferred units with respect to the first quarter of 2024.

Warrant Exercise

On  April 16, 2024 (the "exercise date"), holders of the Partnership's warrants exercised 320,335 warrants with a strike price of $34.00. On April 18, 2024, the Partnership settled the warrants on a net basis with $10.0 million in cash and 89,059 common units. The 15-day VWAP ending on the business day prior to the exercise date was $90.33. Of the originally issued 4.0 million warrants, none of the Partnership's warrants remain outstanding after this exercise. As a result of this exercise, warrant holders' interest on the Partnership's Statement of Partners' Capital decreased by $4.8 million during April 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three month periods ended March 31, 2024 and 2023 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2023.

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

These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 for important factors that could cause our actual results of operations or our actual financial condition to differ.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) less equity earnings from unconsolidated investment; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income or loss, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 9. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2023. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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

Our financial results by segment for the three months ended March 31, 2024 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$70,964	$5,450	$—	$76,414
Net income (loss)	$60,644	$5,388	$(9,819)	$56,213
Adjusted EBITDA (1)	$65,293	$14,148	$(6,327)	$73,114

Cash flow provided by (used in) continuing operations
Operating activities	$69,749	$14,148	$(12,398)	$71,499
Investing activities	$812	$—	$—	$812
Financing activities	$(1,086)	$—	$(72,224)	$(73,310)
Distributable cash flow (1)	$70,561	$14,148	$(12,398)	$72,311
Free cash flow (1)	$70,396	$14,148	$(12,398)	$72,146

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $71.5 million of operating cash flow and $72.1 million of free cash flow during the three months ended March 31, 2024, and ended the quarter with $64.8 million of liquidity consisting of $11.0 million of cash and cash equivalents and $53.8 million of borrowing capacity under our Opco Credit Facility. As of March 31, 2024 our leverage ratio was 0.6 x.

In January and February 2024, holders of our warrants to purchase common units (the "warrants") exercised a total of 1,219,665 warrants with a strike price of $34.00. We settled these warrants on a net basis with a total of $55.7 million in cash and 198,767 common units. On April 16, 2024, holders of our warrants exercised the remaining 320,335 warrants with a strike price of $34.00. On April 18, 2024, we settled these warrants on a net basis with $10.0 million in cash and 89,059 common units. Following these transactions, of the originally issued 4.0 million warrants, no warrants remain outstanding.

In February 2024, we exercised our option under the Opco Credit Facility to increase the total aggregate commitment under the Opco Credit Facility twice, initially by $30.0 million from $155.0 million to $185.0 million and subsequently by $15.0 million from $185.0 million to $200.0 million. These increases in the total aggregate commitment were made pursuant to an accordion feature of the Opco Credit Facility. In connection with the initial increase of $30.0 million, a new lender joined the lending group. The Opco Credit Facility continues to operate under its existing terms and conditions in all material respects.

In March 2024, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2023 as well as a $2.15 million cash distribution on the preferred units with respect to the fourth quarter of 2023. Additionally, we paid a special cash distribution of $2.44 per common unit of NRP in March 2024 to help cover unitholder tax liabilities associated with owning NRP's common units in 2023. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the three months ended March 31, 2024 decreased $9.0 million, or 11%, as compared to the prior year period primarily due to lower metallurgical coal sales prices. Cash provided by operating activities and free cash flow during the three months ended March 31, 2024 decreased by $4.1 million primarily due to the lower revenues as compared to the prior year period.

Metallurgical and thermal coal prices declined during the first quarter of 2024, significantly lower than the highs seen in 2022, but above historical norms. We expect continued price volatility as global softening in steel demand impacts metallurgical prices and mild weather, high inventory levels, low natural gas prices, and scheduled shutdowns of thermal coal plants weaken thermal coal demand. However, limitations on operators' ability to increase production due to limited access to capital, labor shortages, and inflationary pressures should provide price support for metallurgical and thermal coal for the foreseeable future.

We continue to explore carbon neutral revenue opportunities across our large asset portfolio, including the sequestration of carbon dioxide underground and in standing forests, the generation of electricity using geothermal, solar and wind energy, and lithium production. While the timing and likelihood of additional cash flows from these activities is uncertain, we believe our large ownership footprint throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us.

Soda Ash Business Segment

Revenues and other income during the three months ended March 31, 2024 decreased $13.8 million, or 72%, as compared to the prior year period primarily due to lower sales prices and volumes driven by new supply from China. Cash provided by operating activities and free cash flow during the three months ended March 31, 2024 increased $3.5 million as compared to the prior year period primarily due to a higher distribution received from Sisecam Wyoming in the first quarter of 2024 relating to results in the fourth quarter of 2023.

Global soda ash prices were significantly lower in the first quarter of 2024 compared to the prior year period primarily due to new supply from China. We believe lower international prices will persist throughout the remainder of the year and into next year as the market contends with slower global growth and absorbs the additional supply.

Results of Operations

First Quarter of 2024 and 2023 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,			Percentage
Operating Segment (In thousands)	2024	2023	Decrease	Change
Mineral Rights	$70,964	$79,965	$(9,001)	(11)%
Soda Ash	5,450	19,254	(13,804)	(72)%
Total	$76,414	$99,219	$(22,805)	(23)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase	Percentage
(In thousands, except per ton data)	2024	2023	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	117	379	(262)	(69)%
Central	3,714	3,609	105	3%
Southern	570	582	(12)	(2)%
Total Appalachia	4,401	4,570	(169)	(4)%
Illinois Basin	2,033	1,310	723	55%
Northern Powder River Basin	949	1,085	(136)	(13)%
Gulf Coast	265	58	207	357%
Total coal sales volumes	7,648	7,023	625	9%

Coal royalty revenue per ton
Appalachia
Northern	$1.86	$9.86	$(8.00)	(81)%
Central	8.08	9.92	(1.84)	(19)%
Southern	11.58	14.94	(3.36)	(22)%
Illinois Basin	2.56	3.57	(1.01)	(28)%
Northern Powder River Basin	4.85	4.68	0.17	4%
Gulf Coast	0.75	0.57	0.18	32%
Combined average coal royalty revenue per ton	6.12	8.26	(2.14)	(26)%

Coal royalty revenues
Appalachia
Northern	$218	$3,737	$(3,519)	(94)%
Central	29,992	35,806	(5,814)	(16)%
Southern	6,602	8,697	(2,095)	(24)%
Total Appalachia	36,812	48,240	(11,428)	(24)%
Illinois Basin	5,211	4,675	536	11%
Northern Powder River Basin	4,599	5,075	(476)	(9)%
Gulf Coast	200	33	167	506%
Unadjusted coal royalty revenues	46,822	58,023	(11,201)	(19)%
Coal royalty adjustment for minimum leases	(4)	—	(4)	(100)%
Total coal royalty revenues	$46,818	$58,023	$(11,205)	(19)%

Other revenues
Production lease minimum revenues	$924	$613	$311	51%
Minimum lease straight-line revenues	4,171	4,503	(332)	(7)%
Carbon neutral initiative revenues	2,161	2,118	43	2%
Wheelage revenues	2,672	3,869	(1,197)	(31)%
Property tax revenues	1,892	1,470	422	29%
Coal overriding royalty revenues	1,169	188	981	522%
Lease amendment revenues	702	851	(149)	(18)%
Aggregates royalty revenues	772	753	19	3%
Oil and gas royalty revenues	3,640	3,588	52	1%
Other revenues	2,451	295	2,156	731%
Total other revenues	$20,554	$18,248	$2,306	13%
Royalty and other mineral rights	$67,372	$76,271	$(8,899)	(12)%
Transportation and processing services revenues	3,427	3,598	(171)	(5)%
Gain on asset sales and disposals	165	96	69	72%
Total Mineral Rights segment revenues and other income	$70,964	$79,965	$(9,001)	(11)%

Coal Royalty Revenues

Approximately 75% of coal royalty revenues and approximately 50% of coal royalty sales volumes were derived from metallurgical coal during the three months ended March 31, 2024. Total coal royalty revenues decreased $11.2 million as compared to the prior year quarter primarily due to decreased metallurgical coal sales prices during the three months ended March 31, 2024, as compared to the prior year quarter.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $13.8 million as compared to the prior year quarter primarily due to decreased sales prices during the three months ended March 31, 2024, as compared to the prior year quarter.

Operating Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended March 31,		Increase	Percentage
(In thousands)	2024	2023	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$5,733	$7,163	$(1,430)	(20)%
Depreciation, depletion and amortization	4,654	4,083	571	14%
General and administrative expenses	6,327	5,845	482	8%
Total operating expenses	$16,714	$17,091	$(377)	(2)%

Total operating expenses decreased $0.4 million as compared to the prior year quarter primarily due to a decrease in operating and maintenance expenses during the three months ended March 31, 2024 as compared to the prior year quarter. The decrease in operating and maintenance expenses was primarily due to lower overriding royalty expense from an agreement with Western Pocahontas Properties Limited Partnership ("WPPLP") in the first quarter of 2024 as compared to the first quarter of 2023. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property.

Interest Expense, Net

Interest expense, net increased $0.6 million primarily due to higher borrowings outstanding on the Opco Credit Facility during the three months ended March 31, 2024 as compared to the prior year period.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2024
Net income (loss)	$60,644	$5,388	$(9,819)	$56,213
Less: equity earnings from unconsolidated investment	—	(5,450)	—	(5,450)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	—	—	3,487	3,487
Add: depreciation, depletion and amortization	4,649	—	5	4,654
Adjusted EBITDA	$65,293	$14,148	$(6,327)	$73,114

March 31, 2023
Net income (loss)	$68,881	$19,096	$(8,702)	$79,275
Less: equity earnings from unconsolidated investment	—	(19,254)	—	(19,254)
Add: total distributions from unconsolidated investment	—	10,780	—	10,780
Add: interest expense, net	—	—	2,853	2,853
Add: depreciation, depletion and amortization	4,079	—	4	4,083
Adjusted EBITDA	$72,960	$10,622	$(5,845)	$77,737

Net income decreased $23.1 million as compared to the prior year quarter primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $4.6 million as compared to the prior year quarter primarily due to a $7.7 million decrease in Adjusted EBITDA within our Mineral Rights segment primarily as a result of lower revenues and other income, partially offset by a $3.5 million increase in Adjusted EBITDA within our Soda Ash segment primarily due to a higher distribution received from Sisecam Wyoming in the first quarter of 2024 relating to results in the fourth quarter of 2023.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2024
Cash flow provided by (used in)
Operating activities	$69,749	$14,148	$(12,398)	$71,499
Investing activities	812	—	—	812
Financing activities	(1,086)	—	(72,224)	(73,310)

March 31, 2023
Cash flow provided by (used in)
Operating activities	$73,858	$10,617	$(11,575)	$72,900
Investing activities	699	—	(2)	697
Financing activities	(583)	—	(94,450)	(95,033)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2024
Net cash provided by (used in) operating activities	$69,749	$14,148	$(12,398)	$71,499
Add: proceeds from asset sales and disposals	165	—	—	165
Add: return of long-term contract receivable	647	—	—	647
Distributable cash flow	$70,561	$14,148	$(12,398)	$72,311
Less: proceeds from asset sales and disposals	(165)	—	—	(165)
Free cash flow	$70,396	$14,148	$(12,398)	$72,146

March 31, 2023
Net cash provided by (used in) operating activities	$73,858	$10,617	$(11,575)	$72,900
Add: proceeds from asset sales and disposals	101	—	—	101
Add: return of long-term contract receivable	598	—	—	598
Less: maintenance capital expenditures	—	—	(2)	(2)
Distributable cash flow	$74,557	$10,617	$(11,577)	$73,597
Less: proceeds from asset sales and disposals	(101)	—	—	(101)
Free cash flow	$74,456	$10,617	$(11,577)	$73,496

Operating cash flow, DCF and FCF decreased $1.4 million, $1.3 million and $1.4 million, respectively, as compared to the prior year quarter primarily due to a decrease in cash flow within our Mineral Rights segment, partially offset by an increase in cash flow within our Soda Ash segment. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $4.1 million, $4.0 million and $4.1 million, respectively, primarily due to lower metallurgical coal sales prices during the first quarter of 2024 as compared to the prior year period.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF increased $3.5 million as compared to the prior year quarter primarily due to a higher distribution received from Sisecam Wyoming in the first quarter of 2024 relating to results in the fourth quarter of 2023.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2024, we had total liquidity of $64.8 million, consisting of $11.0 million of cash and cash equivalents and $53.8 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $14 million of principal repayments on Opco’s senior notes, throughout the remainder of 2024. The following table calculates our leverage ratio as of March 31, 2024:

	For the Three Months Ended
(In thousands)	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	Last 12 Months
Net income	$70,334	$63,846	$64,980	$56,213	$255,373
Less: equity earnings from unconsolidated investment	(26,978)	(12,401)	(14,764)	(5,450)	(59,593)
Add: total distributions from unconsolidated investment	32,350	23,010	15,338	14,210	84,908
Add: interest expense, net	3,492	3,837	3,921	3,487	14,737
Add: depreciation, depletion and amortization	3,792	4,594	6,020	4,654	19,060
Add: asset impairments	69	63	424	—	556
Adjusted EBITDA	$83,059	$82,949	$75,919	$73,114	$315,041

Debt—at March 31, 2024					$189,185

Leverage Ratio					0.6 x

Cash Flows

Cash flows provided by operating activities decreased $1.4 million, from $72.9 million in the three months ended March 31, 2023 to $71.5 million in the three months ended March 31, 2024, primarily due to decreased cash flow within our Mineral Rights segment, partially offset by increased cash flow within our Soda Ash segment, all discussed above.

Cash used in financing activities decreased $21.7 million, from $95.0 million used in the three months ended March 31, 2023 to $73.3 million used in the three months ended March 31, 2024 due to the following:

•	$47.5 million used for the redemption of preferred units in the first quarter of 2023;
•	$34.0 million of decreased repayments on the Opco Credit Facility in the first quarter of 2024 as compared to the first quarter of 2023; and
•	$5.9 million decreased distributions to preferred unitholders in the first quarter of 2024 as compared to the first quarter of 2023

These decreases in cash flow used were partially offset by the following:

•	$55.7 million of cash used for the warrant settlements in the first quarter of 2024;
•	$4.8 million of decreased borrowings on the Opco Credit Facility in the first quarter of 2024 as compared to the first quarter of 2023;
•	$3.9 million of increased cash used for other items, net in the first quarter of 2024 as compared to the first quarter of 2023; and
•	$1.3 million of increased distributions to common unitholders and the general partner in the first quarter of 2024 as compared to the first quarter of 2023.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(In thousands)	2024	2023
Current portion of long-term debt, net	$14,202	$30,785
Long-term debt, net	174,595	124,273
Total debt, net	$188,797	$155,058

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

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07—Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. The guidance is effective for annual periods beginning after December 15, 2023 and quarterly periods beginning after December 15, 2024 and will be adopted retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of ASU 2023-07 to have a material effect on our Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At March 31, 2024, we had $146.2 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.5 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2024 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

3.4	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
10.1	New Lender Agreement, dated as of February 1, 2024, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Summit Community Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2024).
10.2	Commitment Increase Agreement dated as of February 14, 2024, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Frost Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 20, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 7, 2024	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)