Form 10-Q
period 2024-06-30
NATURAL RESOURCE PARTNERS LP
filed 2024-08-07
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,340	$11,989
Accounts receivable, net	30,624	41,086
Other current assets, net	3,114	2,218
Total current assets	$66,078	$55,293
Land	24,008	24,008
Mineral rights, net	387,053	394,483
Intangible assets, net	13,143	13,682
Equity in unconsolidated investment	265,935	276,549
Long-term contract receivable, net	24,929	26,321
Other long-term assets, net	8,412	7,540
Total assets	$789,558	$797,876
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$933	$885
Accrued liabilities	7,225	12,987
Accrued interest	319	584
Current portion of deferred revenue	4,449	4,599
Current portion of long-term debt, net	14,214	30,785
Total current liabilities	$27,140	$49,840
Deferred revenue	40,433	38,356
Long-term debt, net	196,112	124,273
Other non-current liabilities	6,619	7,172
Total liabilities	$270,304	$219,641
Commitments and contingencies (see Note 13)
Class A Convertible Preferred Units (31,666 and 71,666 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, at $1,000 par value per unit; liquidation preference of $1,850 per unit at June 30, 2024 and December 31, 2023) (See Note 3)	$20,847	$47,181
Partners’ capital
Common unitholders’ interest (13,049,123 and 12,634,642 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	$490,877	$503,076
General partner’s interest	8,568	8,005
Warrant holders’ interest	—	23,095
Accumulated other comprehensive loss	(1,038)	(3,122)
Total partners’ capital	$498,407	$531,054
Total liabilities and partners' capital	$789,558	$797,876

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2024	2023	2024	2023
Revenues and other income
Royalty and other mineral rights	$54,591	$61,007	$121,963	$137,278
Transportation and processing services	2,661	3,270	6,088	6,868
Equity in earnings of Sisecam Wyoming	3,645	26,978	9,095	46,232
Gain on asset sales and disposals	4,643	5	4,808	101
Total revenues and other income	$65,540	$91,260	$141,954	$190,479

Operating expenses
Operating and maintenance expenses	$5,872	$7,930	$11,605	$15,093
Depreciation, depletion and amortization	3,324	3,792	7,978	7,875
General and administrative expenses	5,931	5,643	12,258	11,488
Asset impairments	—	69	—	69
Total operating expenses	$15,127	$17,434	$31,841	$34,525

Income from operations	$50,413	$73,826	$110,113	$155,954

Interest expense, net	$(4,349)	$(3,492)	$(7,836)	$(6,345)

Net income	$46,064	$70,334	$102,277	$149,609
Less: income attributable to preferred unitholders	(1,443)	(4,971)	(3,593)	(11,632)
Less: redemption of preferred units	(13,666)	(27,618)	(13,666)	(43,846)
Net income attributable to common unitholders and the general partner	$30,955	$37,745	$85,018	$94,131

Net income attributable to common unitholders	$30,336	$36,990	$83,318	$92,248
Net income attributable to the general partner	619	755	1,700	1,883

Net income per common unit (see Note 5)
Basic	$2.33	$2.93	$6.44	$7.32
Diluted	2.29	2.49	6.17	5.96

Net income	$46,064	$70,334	$102,277	$149,609
Comprehensive income (loss) from unconsolidated investment and other	1,239	911	2,084	(18,672)
Comprehensive income	$47,303	$71,245	$104,361	$130,937

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Loss	Capital
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054
Net income (1)	—	55,089	1,124	—	—	56,213
Distributions to common unitholders and the general partner	—	(41,342)	(844)	—	—	(42,186)
Distributions to preferred unitholders	—	(2,107)	(43)	—	—	(2,150)
Issuance of unit-based awards	126	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,971)	—	—	—	(3,971)
Capital contribution	—	—	227	—	—	227
Warrant settlements	199	(36,650)	(748)	(18,291)	—	(55,689)
Comprehensive income from unconsolidated investment and other	—	—	—	—	845	845
Balance at March 31, 2024	12,960	$474,095	$7,721	$4,804	$(2,277)	$484,343
Net income (2)	—	45,142	922	—	—	46,064
Redemption of preferred units	—	(13,393)	(273)	—	—	(13,666)
Distributions to common unitholders and the general partner	—	(9,787)	(200)	—	—	(9,987)
Distributions to preferred unitholders	—	(2,590)	(53)	—	—	(2,643)
Unit-based awards amortization and vesting	—	2,502	—	—	—	2,502
Capital contribution	—	—	555	—	—	555
Warrant settlements	89	(5,092)	(104)	(4,804)	—	(10,000)
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,239	1,239
Balance at June 30, 2024	13,049	$490,877	$8,568	$—	$(1,038)	$498,407

(1)

Net income includes $2.15 million of income attributable to preferred unitholders that accumulated during the period, of which $2.11 million is allocated to the common unitholders and $0.04 million is allocated to the general partner.

(2)	Net income includes $1.44 million of income attributable to preferred unitholders that accumulated during the period, of which $1.41 million is allocated to the common unitholders and $0.03 million is allocated to the general partner.

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income (Loss)	Capital
Balance at December 31, 2022	12,506	$404,799	$5,977	$47,964	$18,717	$477,457
Net income (1)	—	77,690	1,585	—	—	79,275
Redemption of preferred units	—	(15,904)	(324)	—	—	(16,228)
Distributions to common unitholders and the general partner	—	(40,082)	(818)	—	—	(40,900)
Distributions to preferred unitholders	—	(7,924)	(162)	—	—	(8,086)
Issuance of unit-based awards	129	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(1,178)	—	—	—	(1,178)
Capital contribution	—	—	142	—	—	142
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(19,583)	(19,583)
Balance at March 31, 2023	12,635	$417,401	$6,400	$47,964	$(866)	$470,899
Net income (2)	—	68,927	1,407	—	—	70,334
Redemption of preferred units	—	(27,065)	(553)	—	—	(27,618)
Distributions to common unitholders and the general partner	—	(9,476)	(193)	—	—	(9,669)
Distributions to preferred unitholders	—	(7,248)	(148)	—	—	(7,396)
Unit-based awards amortization and vesting	—	2,299	—	—	—	2,299
Comprehensive income from unconsolidated investment and other	—	—	—	—	911	911
Balance at June 30, 2023	12,635	$444,838	$6,913	$47,964	$45	$499,760

(1)

Net income includes $6.66 million of income attributable to preferred unitholders that accumulated during the period, of which $6.53 million is allocated to the common unitholders and $0.13 million is allocated to the general partner.

(2)	Net income includes $4.97 million of income attributable to preferred unitholders that accumulated during the period, of which $4.87 million is allocated to the common unitholders and $0.10 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$102,277	$149,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,978	7,875
Distributions from unconsolidated investment	21,794	43,130
Equity earnings from unconsolidated investment	(9,095)	(46,232)
Gain on asset sales and disposals	(4,808)	(101)
Asset impairments	—	69
Bad debt expense	(520)	(808)
Unit-based compensation expense	5,876	5,137
Amortization of debt issuance costs and other	(948)	566
Change in operating assets and liabilities:
Accounts receivable	12,351	6,700
Accounts payable	49	(469)
Accrued liabilities	(6,309)	(6,786)
Accrued interest	(265)	(364)
Deferred revenue	1,927	(2,800)
Other items, net	(2,179)	(1,276)
Net cash provided by operating activities	$128,128	$154,250

Cash flows from investing activities
Proceeds from asset sales and disposals	$4,808	$106
Return of long-term contract receivable	1,306	1,208
Capital expenditures	—	(10)
Net cash provided by investing activities	$6,114	$1,304

Cash flows from financing activities
Debt borrowings	$129,850	$165,034
Debt repayments	(74,696)	(151,061)
Distributions to common unitholders and the general partner	(52,173)	(50,569)
Distributions to preferred unitholders	(4,793)	(15,482)
Redemption of preferred units	(40,000)	(128,333)
Warrant settlements (see Note 3)	(65,689)	—
Other items, net	(6,390)	(3,504)
Net cash used in financing activities	$(113,891)	$(183,915)

Net increase (decrease) in cash and cash equivalents	$20,351	$(28,361)
Cash and cash equivalents at beginning of period	11,989	39,091
Cash and cash equivalents at end of period	$32,340	$10,730

Supplemental cash flow information:
Cash paid for interest	$7,666	$6,434

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Coal royalty revenues	$39,685	$47,960	$86,503	$105,983
Production lease minimum revenues	412	562	1,336	1,175
Minimum lease straight-line revenues	4,126	4,447	8,297	8,950
Carbon neutral initiative revenues	2,200	115	4,361	2,233
Property tax revenues	1,545	1,470	3,437	2,940
Wheelage revenues	2,338	3,284	5,010	7,153
Coal overriding royalty revenues	668	150	1,837	338
Lease amendment revenues	712	848	1,414	1,699
Aggregates royalty revenues	730	686	1,502	1,439
Oil and gas royalty revenues	1,999	1,214	5,639	4,802
Other revenues	176	271	829	566
Royalty and other mineral rights revenues	$54,591	$61,007	$120,165	$137,278
Transportation and processing services revenues	2,085	2,641	4,921	5,574
Total Mineral Rights segment revenues from contracts with customers	$56,676	$63,648	$125,086	$142,852

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2024	2023
Receivables
Accounts receivable, net	$26,679	$37,206
Other current assets, net (1)	2,219	429

Contract liabilities
Current portion of deferred revenue	$4,449	$4,599
Deferred revenue	40,433	38,356

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Six Months Ended June 30,
(In thousands)	2024	2023
Balance at beginning of period (current and non-current)	$42,955	$46,437
Increase due to minimums and lease amendment fees	11,151	10,810
Recognition of previously deferred revenue	(9,224)	(13,609)
Balance at end of period (current and non-current)	$44,882	$43,638

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  June 30, 2024 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.9	$17,448
5 - 10 years	5.8	16,149
10+ years	11.5	25,779
Total	7.1	$59,376

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.      Class A Convertible Preferred Units and Warrants

On March 2, 2017, NRP issued $250 million of Class A Convertible Preferred Units representing limited partner interests in NRP (the "preferred units") to certain entities controlled by funds affiliated with The Blackstone Group Inc. (collectively referred to as "Blackstone") and certain affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree") (together the "preferred purchasers") pursuant to a Preferred Unit and Warrant Purchase Agreement. NRP issued 250,000 preferred units to the preferred purchasers at a price of $1,000 per preferred unit (the "per unit purchase price"), less a 2.5% structuring and origination fee. The preferred units entitle the preferred purchasers to receive cumulative distributions at a rate of 12% of the purchase price per year, up to one half of which NRP may pay in additional preferred units (such additional preferred units, the "PIK units"). The preferred units have a perpetual term, unless converted or redeemed as described below. As of June 30, 2024, the Partnership has redeemed $218.3 million of the preferred units and $31.7 million remain outstanding.

NRP also issued two tranches of warrants (the "warrants") to purchase common units to the preferred purchasers (warrants to purchase 1.75 million common units with a strike price of $22.81 and warrants to purchase 2.25 million common units with a strike price of $34.00). The warrants may be exercised by the holders thereof at any time before the eighth anniversary of the closing date. Upon exercise of the warrants, NRP may, at its option, elect to settle the warrants in common units or cash, each on a net basis. However, in 2024 all remaining warrants were settled and none of the Partnership's warrants remain outstanding.

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

During the three months ended March 31, 2023, the Partnership received a notice from holders of the preferred units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 47,499 preferred units. The Partnership chose to redeem the preferred units for $47.5 million in cash rather than converting them into common units. During the three months ended June 30, 2023 the Partnership received a notice from holders of the preferred units exercising their right to either convert or redeem, at the election of NRP, an aggregate of 35,834 preferred units. The Partnership chose to redeem the preferred units for $35.8 million in cash rather than converting them into common units. During the three months ended June 30, 2023 the Partnership executed a negotiated transaction with holders of the preferred units pursuant to which it repurchased an aggregate of 45,000 preferred units for $45.0 million in cash. On May 8, 2024, the Partnership executed a negotiated transaction with holders of the preferred units pursuant to which the Partnership repurchased an aggregate of 40,000 preferred units for $40.0 million in cash. As a result of the 2024 negotiated transaction, holders of the remaining preferred units waived their right to convert up to 33% of the outstanding preferred units for six months from the date of the negotiated transaction. Following these redemptions and repurchases, the subject preferred units were retired and no longer remain outstanding. Of the originally issued 250,000 preferred units, 31,666 and 71,666 preferred units remained outstanding as of June 30, 2024 and December 31, 2023, respectively. These preferred units had a $20.8 million and $47.2 million carrying value included in class A convertible preferred units on the Partnership's Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.

Warrants

Subsequent adjustment of the warrants will not occur until the warrants are exercised, at which time, NRP may, at its option, elect to settle the warrants in common units or cash, each on a net basis. The net basis will be equal to the difference between the Partnership's common unit price and the strike price of the warrant. Once warrant exercise occurs, the difference between the carrying amount of the warrants and the net settlement amount will be allocated on a pro-rata basis to the common unitholders and general partner. As of June 30, 2024, all warrants have been settled and none remain outstanding.

During the three and six months ended June 30, 2024, the Partnership settled a total of 320,335 and 1,540,000 warrants to purchase common units with a strike price of $34.00, respectively. On  January 29, 2024 (the  "January 2024 exercise date"), holders of the Partnership's warrants exercised 462,165 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $10.0 million in cash and 198,767 common units. The 15-day VWAP ending on the business day prior to the  January 2024 exercise date was $97.62. On  February 7, 2024 (the  "February 7, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $8.0 million in cash. The 15-day VWAP ending on the business day prior to the  February 7, 2024 exercise date was $96.29. On  February 8, 2024 (the  "February 8, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the  February 8, 2024 exercise date was $95.63. The Partnership settled these warrants on a net basis with $7.9 million in cash. On  February 14, 2024 (the  "February 14, 2024 exercise date"), holders of the Partnership's warrants exercised 500,000 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the  February 14, 2024 exercise date was $93.47. The Partnership settled these warrants on a net basis with $29.7 million in cash. In April 2024 (the "April 2024 exercise date"), holders of the Partnership's warrants exercised 320,335 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $10.0 million in cash and 89,059 common units. The 15-day VWAP ending on the business day prior to the April 2024 exercise date was $90.33. Of the originally issued 4,000,000 warrants, no warrants remain outstanding as of June 30, 2024 and 1,540,000 warrants to purchase common units with a strike price of $34.00 were outstanding as of  December 31, 2023. These warrants had a carrying value of $23.1 million included in warrant holders' interest within partners' capital on the Partnership's Consolidated Balance Sheets at December 31, 2023.

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $1.4 million and $5.0 million during the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $11.6 million during the six months ended June 30, 2024 and 2023, respectively, as a result of accumulated preferred unit distributions earned during the period. Of the $1.4 million in accumulated preferred unit distributions earned during the three months ended June 30, 2024, $0.5 million was paid in May 2024 in connection with the preferred units that were redeemed in May 2024. Of the $6.7 million in accumulated preferred unit distributions earned during the three months ended March 31, 2023, $0.6 million was paid in February 2023 in connection with the preferred units that were redeemed in February 2023. Of the $5.0 million in accumulated preferred unit distributions earned during June 30, 2023, $0.4 million was paid in May 2023 and $0.9 million was paid in June 2023 in connection with the preferred units that were redeemed during those months. Income available to common unitholders and the general partner is also reduced by the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units. As such, NRP reduced net income available to common unitholders and the general partner by $13.7 million during the three and six months ended June 30, 2024, and $27.6 million and $43.8 million during the three and six months ended June 30, 2023, respectively.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the six months ended June 30, 2024 and 2023, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2024
February	October 1 - December 31, 2023	$0.75	$9,918	$30.00	$2,150
March (2)	Special Distribution	2.44	32,268	—	—
May	January 1 - March 31, 2024	0.75	9,987	30.00	2,150
May (3)	April 1 - May 8, 2024	—	—	12.33	493

2023
February	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500
February (4)	January 1 - February 8, 2023	—	—	12.33	586
March (5)	Special Distribution	2.43	31,329	—	—
May	January 1 - March 31, 2023	0.75	9,669	30.00	6,075
May (6)	April 1 - May 5, 2023	—	—	11.33	406
June (7)	April 1 - June 2, 2023	—	—	20.33	915

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2023.
(3)	Relates to accrued distribution paid upon the redemption of 40,000 preferred units in May 2024.
(4)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(5)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.
(6)	Relates to accrued distribution paid upon the redemption of 35,834 preferred units in May 2023.
(7)	Relates to accrued distribution paid upon redemption of 45,000 preferred units in June 2023.

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

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the six months ended June 30, 2024 and the three and six months ended June 30, 2023 includes the assumed conversion of the remaining preferred units. The calculation of diluted net income per common unit for the three months ended June 30, 2024 does not include the assumed conversion of the remaining preferred units as the inclusion of these units would be anti-dilutive. The calculation of diluted net income per common units for the three and six months ended June 30, 2024 and 2023 does not include the assumed conversion of the preferred units that were redeemed during the three and six months ended June 30, 2024 and 2023 as the inclusion of these units would be anti-dilutive.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and six months ended June 30, 2024 includes the net settlement of the warrants to purchase common units with a strike price of $34.00 for the period during which they were outstanding. The calculation of diluted net income per common unit for the three and six months ended June 30, 2023 includes the net settlement of warrants to purchase 752,500 common units at a strike price of $22.81 and the net settlement of warrants to purchase 2,250,000 million common units with a strike price of $34.00.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2024	2023	2024	2023
Basic net income per common unit
Net income attributable to common unitholders	$30,336	$36,990	$83,318	$92,248
Weighted average common units—basic	13,032	12,635	12,932	12,603
Basic net income per common unit	$2.33	$2.93	$6.44	$7.32

Diluted net income per common unit
Weighted average common units—basic	13,032	12,635	12,932	12,603
Plus: dilutive effect of preferred units	—	2,420	563	3,099
Plus: dilutive effect of warrants	35	1,139	278	1,197
Plus: dilutive effect of unvested unit-based awards	200	122	233	165
Weighted average common units—diluted	13,267	16,316	14,006	17,064

Net income	$46,064	$70,334	$102,277	$149,609
Less: income attributable to preferred unitholders	(1,443)	(1,321)	(493)	(1,907)
Less: redemption of preferred units	(13,666)	(27,618)	(13,666)	(43,846)
Diluted net income attributable to common unitholders and the general partner	$30,955	$41,395	$88,118	$103,856
Less: diluted net income attributable to the general partner	(619)	(828)	(1,762)	(2,077)
Diluted net income attributable to common unitholders	$30,336	$40,567	$86,356	$101,779

Diluted net income per common unit	$2.29	$2.49	$6.17	$5.96

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended June 30, 2024
Revenues	$57,252	$—	$—	$57,252
Equity in earnings of Sisecam Wyoming	—	3,645	—	3,645
Gain on asset sales and disposals	4,643	—	—	4,643
Operating and maintenance expenses	5,846	26	—	5,872
Depreciation, depletion and amortization	3,320	—	4	3,324
General and administrative expenses	—	—	5,931	5,931
Interest expense, net	—	—	4,349	4,349
Net income (loss)	52,729	3,619	(10,284)	46,064

For the Three Months Ended June 30, 2023
Revenues	$64,277	$—	$—	$64,277
Equity in earnings of Sisecam Wyoming	—	26,978	—	26,978
Gain on asset sales and disposals	5	—	—	5
Operating and maintenance expenses	7,916	14	—	7,930
Depreciation, depletion and amortization	3,787	—	5	3,792
General and administrative expenses	—	—	5,643	5,643
Asset impairments	69	—	—	69
Interest expense, net	—	—	3,492	3,492
Net income (loss)	52,510	26,964	(9,140)	70,334

For the Six Months Ended June 30, 2024
Revenues	$128,051	$—	$—	$128,051
Equity in earnings of Sisecam Wyoming	—	9,095	—	9,095
Gain on asset sales and disposals	4,808	—	—	4,808
Operating and maintenance expenses	11,517	88	—	11,605
Depreciation, depletion and amortization	7,969	—	9	7,978
General and administrative expenses	—	—	12,258	12,258
Interest expense, net	—	—	7,836	7,836
Net income (loss)	113,373	9,007	(20,103)	102,277

For the Six Months Ended June 30, 2023
Revenues	$144,146	$—	$—	$144,146
Equity in earnings of Sisecam Wyoming	—	46,232	—	46,232
Gain on asset sales and disposals	101	—	—	101
Operating and maintenance expenses	14,921	172	—	15,093
Depreciation, depletion and amortization	7,866	—	9	7,875
General and administrative expenses	—	—	11,488	11,488
Asset impairments	69	—	—	69
Interest expense, net	—	—	6,345	6,345
Net income (loss)	121,391	46,060	(17,842)	149,609

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$268,634	$295,361	$276,549	$306,470
Income allocation to NRP’s equity interests (1)	4,757	28,212	11,403	48,576
Amortization of basis difference	(1,111)	(1,234)	(2,307)	(2,344)
Other comprehensive income (loss)	1,239	911	2,084	(18,672)
Distributions	(7,584)	(32,350)	(21,794)	(43,130)
Balance at end of period	$265,935	$290,900	$265,935	$290,900

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $1.4 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively and $3.0 million and $(18.3) million for the six months ended June 30, 2024 and 2023, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net sales	$146,979	$201,365	$277,410	$408,493
Gross profit	17,475	64,554	38,608	113,609
Net income	9,709	57,574	23,272	99,134

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	June 30, 2024			December 31, 2023
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$661,256	$(292,497)	$368,759	$661,256	$(285,470)	$375,786
Aggregates properties	8,655	(3,924)	4,731	8,655	(3,761)	4,894
Oil and gas royalty properties	12,354	(10,323)	2,031	12,354	(10,082)	2,272
Other	13,143	(1,611)	11,532	13,143	(1,612)	11,531
Total mineral rights, net	$695,408	$(308,355)	$387,053	$695,408	$(300,925)	$394,483

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.1 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively and $7.4 million and $7.5 million for the six months ended June 30, 2024 and 2023, respectively.

During the three and six months ended June 30, 2024, the Partnership recorded a gain of $4.6 million and $4.8 million, respectively, included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income primarily related to a coal property condemnation in the second quarter of 2024. During the three and six months ended June 30, 2023, the Partnership had immaterial gains on asset sales and disposals.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analyses, NRP had no impairment expense during the three and six months ended June 30, 2024 and recorded immaterial impairment expenses during the three and six months ended June 30, 2023.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Opco Credit Facility	$167,684	$95,834
Opco Senior Notes
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	$—	$12,685
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	—	4,012
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	34,262	34,262
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	8,732	8,732
Total Opco Senior Notes	$42,994	$59,691
Total debt at face value	$210,678	$155,525
Net unamortized debt issuance costs	(352)	(467)
Total debt, net	$210,326	$155,058
Less: current portion of long-term debt	(14,214)	(30,785)
Total long-term debt, net	$196,112	$124,273

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of June 30, 2024 and December 31, 2023, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In May 2023, the Partnership entered into the Sixth Amendment (the "Sixth Amendment) to the Opco Credit Facility (the "Opco Credit Facility"). The Sixth Amendment maintained the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased from $130.0 million to $155.0 million, with the ability to expand such commitments to $200.0 million with the addition of future commitments. In  February 2024, the Partnership exercised its option under the Opco Credit Facility to increase the total aggregate commitment under the Opco Credit Facility twice, initially by $30.0 million from $155.0 million to $185.0 million and subsequently by $15.0 million from $185.0 million to $200.0 million. These increases in the total aggregate commitment were made pursuant to an accordion feature of the Opco Credit Facility. In connection with the initial increase, a new lender joined the lending group with a commitment of $30.0 million. The Opco Credit Facility continues to operate under its existing terms and conditions in all material respects. The Sixth Amendment also includes modifications to Opco’s ability to declare and make certain restricted payments. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x As of June 30, 2024, this ratio was 0.7x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of June 30, 2024, this ratio was 16.8x.

As of December 31, 2023, the Partnership had $95.8 million in borrowings outstanding under the Opco Credit Facility and $59.2 million of available borrowing capacity. During the six months ended June 30, 2024, the Partnership borrowed $129.9 million and repaid $58.0 million, resulting in $167.7 million in borrowings outstanding under the Opco Credit Facility and $32.3 million of available borrowing capacity as of June 30, 2024. During the six months ended June 30, 2023, the Partnership borrowed $165.0 million and repaid $132.0 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three and six months ended June 30, 2024 was 8.92% and 8.93%, respectively. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three and six months ended June 30, 2023 was 8.61% and 8.44%, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $309.6 million and $316.3 million classified as mineral rights, net and other long-term assets, net and $24.9 million and $26.3 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2024, only the 5.03% and 5.18% Opco Senior Notes, both due December 2026, remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of June 30, 2024 and December 31, 2023, the Opco Senior Notes had cumulative principal balances of $43.0 million and $59.7 million, respectively. Opco made mandatory principal payments of $16.7 and $19.1 million during the six months ended June 30, 2024 and 2023, respectively.

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		June 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$42,642	$40,724	$59,224	$56,533
Opco Credit Facility (2)	3	167,684	167,684	95,834	95,384

Assets:
Contract receivable, net (current and long-term) (3)	3	$27,659	$23,655	$28,946	$24,492

(1)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(2)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.
(3)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at June 30, 2024 and December 31, 2023.

NRP has embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that are accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives are based on numerous factors including the likelihood of the event occurring. The embedded derivatives are revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of June 30, 2024 and December 31, 2023.

11.    Related Party Transactions

Affiliates of our General Partner

The Partnership’s general partner does not receive any management fee or other compensation for its management of NRP. However, in accordance with the partnership agreement, the general partner and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and Western Pocahontas Properties Limited Partnership ("WPPLP"), affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. These QMC and WPPLP employee management service costs are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income. NRP also reimburses overhead costs incurred by its affiliates, and other related parties, to manage the Partnership's business. These overhead costs include certain rent, information technology, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s general partner and its affiliates and are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income.

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Operating and maintenance expenses	$1,703	$1,712	$3,469	$3,431
General and administrative expenses	1,297	1,253	2,821	2,573

The Partnership had accounts payable to related parties of $0.6 million on its Consolidated Balance Sheets at both  June 30, 2024 and December 31, 2023. The Partnership had other current assets of $0.1 million on its Consolidated Balance Sheets related to a related party prepaid expense at both June 30, 2024 and December 31, 2023.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 and $3.5 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively.

During the three months ended June 30, 2024 and 2023, the Partnership recognized $0.01 million and $2.0 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $0.04 and $4.0 million during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023 the Partnership had $0.6 million and $0.0 million, respectively, of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$17,887	31%	$19,685	22%	$38,789	30%	$43,903	23%
Foresight Energy Resources LLC ("Foresight") (1)	$9,736	17%	$12,324	14%	$22,582	18%	$24,853	13%
Hatfield Metallurgical Holdings, LLC (1)	$7,452	13%	$7,346	8%	$14,201	11%	$16,070	8%

(1)	Revenues from Alpha Metallurgical Resources, Inc., Foresight and Hatfield Metallurgical Holdings, LLC are included within the Partnership's Mineral Rights segment.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the six months ended June 30, 2024 and 2023, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of these awards granted during the three months ended June 30, 2024 and 2023 was $0.0 million and $0.1 million, respectively. The grant date fair value of these awards granted during six months ended June 30, 2024 and 2023 was $6.7 million and $16.0 million, respectively, which included a grant date fair value of $2.5 and $2.8 million for the market-based awards valued using a Monte Carlo simulation during the six months ended June 30, 2024 and 2023, respectively. Total unit-based compensation expense associated with these awards was $2.9 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectfully, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of June 30, 2024 is $14.9 million, which is to be recognized over a weighted average period of 1.8 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2023 was $13.3 million.

A summary of the unit activity in the outstanding grants during 2024 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2024	483	$46.21
Granted	65	$103.50
Fully vested and issued	(197)	$38.76
Forfeitures	(1)	$90.70
Outstanding at June 30, 2024	350	$60.81

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

As of June 30, 2024 and December 31, 2023, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	June 30, 2024			December 31, 2023
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$37,745	$(4,903)	$32,842	$47,170	$(5,655)	$41,515
Long-term contract receivable	25,823	(894)	24,929	27,265	(944)	26,321
Total	$63,568	$(5,797)	$57,771	$74,435	$(6,599)	$67,836

NRP recorded reversals of $0.0 million and $0.2 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended June 30, 2024 and 2023, respectively, and reversals of $0.8 million during the six months ended June 30, 2024 and 2023. The Partnership wrote off $0.3 million of receivables during the three and six months ended June 30, 2024.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

17.    Subsequent Events

The following represents material events that have occurred subsequent to June 30, 2024 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit and Preferred Unit Distributions

In August 2024, the Board of Directors declared a distribution of $0.75 per common unit with respect to the second quarter of 2024. The Board of Directors also declared a $0.95 million cash distribution on NRP's outstanding preferred units with respect to the second quarter of 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and six month periods ended June 30, 2024 and 2023 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our financial results by segment for the six months ended June 30, 2024 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$132,859	$9,095	$—	$141,954
Net income (loss)	$113,373	$9,007	$(20,103)	$102,277
Adjusted EBITDA (1)	$121,342	$21,706	$(12,258)	$130,790

Cash flow provided by (used in) continuing operations
Operating activities	$125,983	$21,705	$(19,560)	$128,128
Investing activities	$6,114	$—	$—	$6,114
Financing activities	$(1,086)	$—	$(112,805)	$(113,891)
Distributable cash flow (1)	$132,097	$21,705	$(19,560)	$134,242
Free cash flow (1)	$127,289	$21,705	$(19,560)	$129,434

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $128.1 million of operating cash flow and $129.4 million of free cash flow during the six months ended June 30, 2024, and ended the quarter with $64.7 million of liquidity consisting of $32.3 million of cash and cash equivalents and $32.3 million of borrowing capacity under our Opco Credit Facility. As of June 30, 2024 our leverage ratio was 0.7 x.

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

In the first quarter of 2024, holders of our warrants to purchase common units (the "warrants") exercised a total of 1,219,665 warrants with a strike price of $34.00. We settled these warrants on a net basis with a total of $55.7 million in cash and 198,767 common units. In the second quarter of 2024, holders of our warrants exercised the remaining 320,335 warrants with a strike price of $34.00. We settled these warrants on a net basis with $10.0 million in cash and 89,059 common units. Following these transactions, of the originally issued 4.0 million warrants, no warrants remain outstanding.

In May 2024, we executed a negotiated transaction with holders of our Class A Preferred Units ("preferred units") pursuant to which we repurchased an aggregate of 40,000 preferred units for $40.0 million in cash. Of the originally issued 250,000 preferred units, after giving effect to this redemption and all prior redemptions, 31,666 preferred units remain outstanding.

In February 2024, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2023 as well as a $2.15 million cash distribution on the preferred units with respect to the fourth quarter of 2023. Additionally, we paid a special cash distribution of $2.44 per common unit of NRP in March 2024 to help cover unitholder tax liabilities associated with owning NRP's common units in 2023. In May 2024, we paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2024 as well as a $2.15 million cash distribution on the preferred units with respect to the first quarter of 2024. Future distributions on our common and preferred units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the six months ended June 30, 2024 decreased $11.4 million, or 8%, as compared to the prior year period primarily due to lower metallurgical coal sales prices, partially offset by a $4.7 million increase in gain on asset sales and disposals primarily related to a coal property condemnation and a $2.1 million increase in carbon neutral initiative revenues. Cash provided by operating activities and free cash flow during the six months ended June 30, 2024 decreased by $2.9 million and $2.8 million, respectively, primarily due to the lower metallurgical coal sales prices as compared to the prior year period.

Metallurgical coal prices continued to decline during the second quarter of 2024 due to weakened steel demand primarily as a result of the decline in China's construction industry and slower than expected recovery of the construction market in Europe. While metallurgical prices were significantly lower than the record highs seen in 2022, they remain elevated as compared to historical norms. We expect ongoing price volatility for both metallurgical and thermal coal as global steel demand impacts metallurgical coal while weather, natural gas prices, inventory levels, and scheduled shutdowns of coal plants impact thermal coal. Limitations on operators' ability to increase production due to limited access to capital and labor shortages, as well as inflationary pressures, are expected to provide ongoing price support above historical norms.

We continue to explore carbon neutral revenue opportunities across our large asset portfolio. While the timing and likelihood of additional cash flows from these activities is uncertain, we believe our large ownership footprint throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us. Our carbon neutral revenue opportunities include the sequestration of carbon dioxide underground and in standing forests, the generation of electricity using geothermal, solar, and wind energy, and lithium production.

Soda Ash Business Segment

Revenues and other income during the six months ended June 30, 2024 decreased $37.1 million, or 80%, as compared to the prior year period primarily due to lower sales prices driven by new supply from China. Cash provided by operating activities and free cash flow during the six months ended June 30, 2024 decreased $21.2 million as compared to the prior year period primarily due to lower total distributions received from Sisecam Wyoming in the six months ended June 30, 2024.

Global soda ash prices continue to be significantly lower than the record setting prices seen in the previous year due to an influx of new supply. We believe lower soda ash prices will remain throughout the year and into next year as the market absorbs the additional supply.

Results of Operations

Second Quarter of 2024 and 2023 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended June 30,			Percentage
Operating Segment (In thousands)	2024	2023	Decrease	Change
Mineral Rights	$61,895	$64,282	$(2,387)	(4)%
Soda Ash	3,645	26,978	(23,333)	(86)%
Total	$65,540	$91,260	$(25,720)	(28)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2024	2023	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	129	390	(261)	(67)%
Central	3,456	3,352	104	3%
Southern	709	693	16	2%
Total Appalachia	4,294	4,435	(141)	(3)%
Illinois Basin	1,342	1,631	(289)	(18)%
Northern Powder River Basin	567	881	(314)	(36)%
Gulf Coast	435	139	296	213%
Total coal sales volumes	6,638	7,086	(448)	(6)%

Coal royalty revenue per ton
Appalachia
Northern	$4.74	$6.87	$(2.13)	(31)%
Central	7.34	8.49	(1.15)	(14)%
Southern	10.19	10.85	(0.66)	(6)%
Illinois Basin	2.47	3.15	(0.68)	(22)%
Northern Powder River Basin	4.99	4.62	0.37	8%
Gulf Coast	0.77	0.71	0.06	8%
Combined average coal royalty revenue per ton	5.98	6.77	(0.79)	(12)%

Coal royalty revenues
Appalachia
Northern	$612	$2,681	$(2,069)	(77)%
Central	25,378	28,445	(3,067)	(11)%
Southern	7,226	7,521	(295)	(4)%
Total Appalachia	33,216	38,647	(5,431)	(14)%
Illinois Basin	3,312	5,141	(1,829)	(36)%
Northern Powder River Basin	2,831	4,066	(1,235)	(30)%
Gulf Coast	336	98	238	243%
Unadjusted coal royalty revenues	39,695	47,952	(8,257)	(17)%
Coal royalty adjustment for minimum leases	(10)	8	(18)	(225)%
Total coal royalty revenues	$39,685	$47,960	$(8,275)	(17)%

Other revenues
Production lease minimum revenues	$412	$562	$(150)	(27)%
Minimum lease straight-line revenues	4,126	4,447	(321)	(7)%
Carbon neutral initiative revenues	2,200	115	2,085	1,813%
Wheelage revenues	2,338	3,284	(946)	(29)%
Property tax revenues	1,545	1,470	75	5%
Coal overriding royalty revenues	668	150	518	345%
Lease amendment revenues	712	848	(136)	(16)%
Aggregates royalty revenues	730	686	44	6%
Oil and gas royalty revenues	1,999	1,214	785	65%
Other revenues	176	271	(95)	(35)%
Total other revenues	$14,906	$13,047	$1,859	14%
Royalty and other mineral rights	$54,591	$61,007	$(6,416)	(11)%
Transportation and processing services revenues	2,661	3,270	(609)	(19)%
Gain on asset sales and disposals	4,643	5	4,638	92,760%
Total Mineral Rights segment revenues and other income	$61,895	$64,282	$(2,387)	(4)%

Coal Royalty Revenues

Approximately 75% of coal royalty revenues and approximately 60% of coal royalty sales volumes were derived from metallurgical coal during the three months ended June 30, 2024. Total coal royalty revenues decreased $8.3 million as compared to the prior year quarter primarily due to decreased coal sales prices and volumes during the three months ended June 30, 2024, as compared to the prior year quarter.

Other Revenues

Other revenues increased $1.9 million primarily as a result of a non-recurring carbon neutral initiative transaction in the second quarter of 2024.

Gain on Asset Sales and Disposals

Gain on asset sales and disposals increased $4.6 million during the three months ended June 30, 2024 as compared to the prior year period as a result of a coal property condemnation in the second quarter of 2024.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $23.3 million as compared to the prior year quarter primarily due to lower sales prices driven by new supply from China.

Operating Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands)	2024	2023	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$5,872	$7,930	$(2,058)	(26)%
Depreciation, depletion and amortization	3,324	3,792	(468)	(12)%
General and administrative expenses	5,931	5,643	288	5%
Asset impairments	—	69	(69)	(100)%
Total operating expenses	$15,127	$17,434	$(2,307)	(13)%

Total operating expenses decreased $2.3 million as compared to the prior year quarter primarily due to a decrease in operating and maintenance expenses during the three months ended June 30, 2024 as compared to the prior year quarter. The decrease in operating and maintenance expenses was primarily due to lower overriding royalty expense from an agreement with Western Pocahontas Properties Limited Partnership ("WPPLP") in the second quarter of 2024 as compared to the second quarter of 2023. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property.

Interest Expense, Net

Interest expense, net increased $0.9 million primarily due to higher borrowings outstanding on the Opco Credit Facility during the three months ended June 30, 2024 as compared to the prior year period.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2024
Net income (loss)	$52,729	$3,619	$(10,284)	$46,064
Less: equity earnings from unconsolidated investment	—	(3,645)	—	(3,645)
Add: total distributions from unconsolidated investment	—	7,584	—	7,584
Add: interest expense, net	—	—	4,349	4,349
Add: depreciation, depletion and amortization	3,320	—	4	3,324
Add: asset impairments	—	—	—	—
Adjusted EBITDA	$56,049	$7,558	$(5,931)	$57,676

June 30, 2023
Net income (loss)	$52,510	$26,964	$(9,140)	$70,334
Less: equity earnings from unconsolidated investment	—	(26,978)	—	(26,978)
Add: total distributions from unconsolidated investment	—	32,350	—	32,350
Add: interest expense, net	—	—	3,492	3,492
Add: depreciation, depletion and amortization	3,787	—	5	3,792
Add: asset impairments	69	—	—	69
Adjusted EBITDA	$56,366	$32,336	$(5,643)	$83,059

Net income decreased $24.3 million as compared to the prior year quarter primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $25.4 million as compared to the prior year quarter primarily due to a $24.8 million decrease in Adjusted EBITDA within our Soda Ash segment driven by a lower distribution received from Sisecam Wyoming in the second quarter of 2024.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2024
Cash flow provided by (used in)
Operating activities	$56,234	$7,557	$(7,162)	$56,629
Investing activities	5,302	—	—	5,302
Financing activities	—	—	(40,581)	(40,581)

June 30, 2023
Cash flow provided by (used in)
Operating activities	$55,040	$32,326	$(6,016)	$81,350
Investing activities	615	—	(8)	607
Financing activities	—	—	(88,882)	(88,882)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2024
Net cash provided by (used in) operating activities	$56,234	$7,557	$(7,162)	$56,629
Add: proceeds from asset sales and disposals	4,643	—	—	4,643
Add: return of long-term contract receivable	659	—	—	659
Distributable cash flow	$61,536	$7,557	$(7,162)	$61,931
Less: proceeds from asset sales and disposals	(4,643)	—	—	(4,643)
Free cash flow	$56,893	$7,557	$(7,162)	$57,288

June 30, 2023
Net cash provided by (used in) operating activities	$55,040	$32,326	$(6,016)	$81,350
Add: proceeds from asset sales and disposals	5	—	—	5
Add: return of long-term contract receivable	610	—	—	610
Less: maintenance capital expenditures	—	—	(8)	(8)
Distributable cash flow	$55,655	$32,326	$(6,024)	$81,957
Less: proceeds from asset sales and disposals	(5)	—	—	(5)
Free cash flow	$55,650	$32,326	$(6,024)	$81,952

Operating cash flow, DCF and FCF decreased $24.7 million, $20.0 million and $24.7 million, respectively, as compared to the prior year quarter. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF increased $1.2 million, $5.9 million and $1.2 million, respectively. Operating cash flow and free cash flow increased primarily due to the timing of cash collections and the carbon neutral initiative transaction identified above, partially offset by weaker coal sales prices and volumes. Distributable cash flow also increased as a result of a coal property condemnation in the second quarter of 2024.

•	Soda Ash Segment
◦	Operating cash flow, DCF and FCF decreased $24.8 million as compared to the prior year quarter primarily due to a lower distribution received from Sisecam Wyoming in the second quarter of 2024.
•	Corporate and Financing
◦

Operating cash flow, DCF and FCF decreased $1.1 million as compared to the prior year quarter primarily due to higher cash paid for interest resulting from higher borrowings outstanding on the Opco Credit Facility during the three months ended June 30, 2024.

First Six Months of 2024 and 2023 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Six Months Ended June 30,			Percentage
Operating Segment (In thousands)	2024	2023	Decrease	Change
Mineral Rights	$132,859	$144,247	$(11,388)	(8)%
Soda Ash	9,095	46,232	(37,137)	(80)%
Total	$141,954	$190,479	$(48,525)	(25)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2024	2023	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	246	769	(523)	(68)%
Central	7,170	6,961	209	3%
Southern	1,279	1,275	4	0%
Total Appalachia	8,695	9,005	(310)	(3)%
Illinois Basin	3,375	2,941	434	15%
Northern Powder River Basin	1,516	1,966	(450)	(23)%
Gulf Coast	700	197	503	255%
Total coal sales volumes	14,286	14,109	177	1%

Coal royalty revenue per ton
Appalachia
Northern	$3.37	$8.35	$(4.98)	(60)%
Central	7.72	9.23	(1.51)	(16)%
Southern	10.81	12.72	(1.91)	(15)%
Illinois Basin	2.53	3.34	(0.81)	(24)%
Northern Powder River Basin	4.90	4.65	0.25	5%
Gulf Coast	0.77	0.66	0.11	17%
Combined average coal royalty revenue per ton	6.06	7.51	(1.45)	(19)%

Coal royalty revenues
Appalachia
Northern	$830	$6,418	$(5,588)	(87)%
Central	55,370	64,251	(8,881)	(14)%
Southern	13,828	16,218	(2,390)	(15)%
Total Appalachia	70,028	86,887	(16,859)	(19)%
Illinois Basin	8,523	9,816	(1,293)	(13)%
Northern Powder River Basin	7,430	9,141	(1,711)	(19)%
Gulf Coast	536	131	405	309%
Unadjusted coal royalty revenues	86,517	105,975	(19,458)	(18)%
Coal royalty adjustment for minimum leases	(14)	8	(22)	(275)%
Total coal royalty revenues	$86,503	$105,983	$(19,480)	(18)%

Other revenues
Production lease minimum revenues	$1,336	$1,175	$161	14%
Minimum lease straight-line revenues	8,297	8,950	(653)	(7)%
Carbon neutral initiative revenues	4,361	2,233	2,128	95%
Wheelage revenues	5,010	7,153	(2,143)	(30)%
Property tax revenues	3,437	2,940	497	17%
Coal overriding royalty revenues	1,837	338	1,499	443%
Lease amendment revenues	1,414	1,699	(285)	(17)%
Aggregates royalty revenues	1,502	1,439	63	4%
Oil and gas royalty revenues	5,639	4,802	837	17%
Other revenues	2,627	566	2,061	364%
Total other revenues	$35,460	$31,295	$4,165	13%
Royalty and other mineral rights	$121,963	$137,278	$(15,315)	(11)%
Transportation and processing services revenues	6,088	6,868	(780)	(11)%
Gain on asset sales and disposals	4,808	101	4,707	4,660%
Total Mineral Rights segment revenues and other income	$132,859	$144,247	$(11,388)	(8)%

Coal Royalty Revenues

Approximately 75% of coal royalty revenues and approximately 55% of coal royalty sales volumes were derived from metallurgical coal during the six months ended June 30, 2024. Total coal royalty revenues decreased $19.5 million as compared to the prior year period primarily due to decreased coal sales prices during the six months ended June 30, 2024, as compared to the prior year period.

Other Revenues

Other revenues increased $4.2 million primarily driven by a non-recurring carbon neutral initiative transaction in the second quarter of 2024.

Gain on Asset Sales and Disposals

Gain on asset sales and disposals increased $4.7 million during the six months ended June 30, 2024 as compared to the prior year period as a result of a coal property condemnation in the second quarter of 2024.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $37.1 million as compared to the prior year period primarily due to lower sales prices driven by new supply from China.

Operating Expenses

The following table presents the significant categories of our consolidated operating and other expenses:

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands)	2024	2023	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$11,605	$15,093	$(3,488)	(23)%
Depreciation, depletion and amortization	7,978	7,875	103	1%
General and administrative expenses	12,258	11,488	770	7%
Asset impairments	—	69	(69)	(100)%
Total operating expenses	$31,841	$34,525	$(2,684)	(8)%

Total operating expenses decreased $2.7 million as compared to the prior year period primarily due to a decrease in operating and maintenance expenses during the six months ended June 30, 2024 as compared to the prior year period. The decrease in operating and maintenance expenses was primarily due to lower overriding royalty expense from an agreement with WPPLP in the first six months of 2024 as compared to the first six months of 2023. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property.

Interest Expense, Net

Interest expense, net increased $1.5 million primarily due to higher borrowings outstanding on the Opco Credit Facility during the six months ended June 30, 2024 as compared to the prior year period.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2024
Net income (loss)	$113,373	$9,007	$(20,103)	$102,277
Less: equity earnings from unconsolidated investment	—	(9,095)	—	(9,095)
Add: total distributions from unconsolidated investment	—	21,794	—	21,794
Add: interest expense, net	—	—	7,836	7,836
Add: depreciation, depletion and amortization	7,969	—	9	7,978
Add: asset impairments	—	—	—	—
Adjusted EBITDA	$121,342	$21,706	$(12,258)	$130,790

June 30, 2023
Net income (loss)	$121,391	$46,060	$(17,842)	$149,609
Less: equity earnings from unconsolidated investment	—	(46,232)	—	(46,232)
Add: total distributions from unconsolidated investment	—	43,130	—	43,130
Add: interest expense, net	—	—	6,345	6,345
Add: depreciation, depletion and amortization	7,866	—	9	7,875
Add: asset impairments	69	—	—	69
Adjusted EBITDA	$129,326	$42,958	$(11,488)	$160,796

Net income decreased $47.3 million as compared to the prior year period primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $30.0 million as compared to the prior year period primarily due to an $8.0 million decrease in Adjusted EBITDA within our Mineral Rights segment primarily as a result of lower revenues and other income and a $21.3 million decrease in Adjusted EBITDA within our Soda Ash segment primarily due to lower distributions received from Sisecam Wyoming in the first six months of 2024.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2024
Cash flow provided by (used in)
Operating activities	$125,983	$21,705	$(19,560)	$128,128
Investing activities	6,114	—	—	6,114
Financing activities	(1,086)	—	(112,805)	(113,891)

June 30, 2023
Cash flow provided by (used in)
Operating activities	$128,898	$42,943	$(17,591)	$154,250
Investing activities	1,314	—	(10)	1,304
Financing activities	(583)	—	(183,332)	(183,915)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2024
Net cash provided by (used in) operating activities	$125,983	$21,705	$(19,560)	$128,128
Add: proceeds from asset sales and disposals	4,808	—	—	4,808
Add: return of long-term contract receivable	1,306	—	—	1,306
Less: maintenance capital expenditures	—	—	—	—
Distributable cash flow	$132,097	$21,705	$(19,560)	$134,242
Less: proceeds from asset sales and disposals	(4,808)	—	—	(4,808)
Free cash flow	$127,289	$21,705	$(19,560)	$129,434

June 30, 2023
Net cash provided by (used in) operating activities	$128,898	$42,943	$(17,591)	$154,250
Add: proceeds from asset sales and disposals	106	—	—	106
Add: return of long-term contract receivable	1,208	—	—	1,208
Less: maintenance capital expenditures	—	—	(10)	(10)
Distributable cash flow	$130,212	$42,943	$(17,601)	$155,554
Less: proceeds from asset sales and disposals	(106)	—	—	(106)
Free cash flow	$130,106	$42,943	$(17,601)	$155,448

Operating cash flow, DCF and FCF decreased $26.1 million, $21.3 million and $26.0 million, respectively. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow and FCF decreased $2.9 million and $2.8 million, respectively, primarily due to lower coal sales prices during the first six months of 2024 as compared to the prior year period. DCF increased $1.9 million primarily due to a coal property condemnation in the second quarter of 2024, partially offset by lower coal sales prices.

•	Soda Ash Segment
◦	Operating cash flow, DCF and FCF decreased $21.2 million as compared to the prior year period primarily due to lower distributions received from Sisecam Wyoming in the first six months of 2024.
•	Corporate and Financing Segment
◦

Operating cash flow, DCF and FCF decreased $2.0 million as compared to the prior year quarter primarily due to higher cash paid for interest resulting from higher borrowings outstanding on the Opco Credit Facility during the six months ended June 30, 2024.

Liquidity and Capital Resources

Current Liquidity

As of June 30, 2024, we had total liquidity of $64.7 million, consisting of $32.3 million of cash and cash equivalents and $32.3 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $14 million of principal repayments on Opco’s senior notes, throughout the remainder of 2024. The following table calculates our leverage ratio as of June 30, 2024:

	For the Three Months Ended
(In thousands)	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	Last 12 Months
Net income	$63,846	$64,980	$56,213	$46,064	$231,103
Less: equity earnings from unconsolidated investment	(12,401)	(14,764)	(5,450)	(3,645)	(36,260)
Add: total distributions from unconsolidated investment	23,010	15,338	14,210	7,584	60,142
Add: interest expense, net	3,837	3,921	3,487	4,349	15,594
Add: depreciation, depletion and amortization	4,594	6,020	4,654	3,324	18,592
Add: asset impairments	63	424	—	—	487
Adjusted EBITDA	$82,949	$75,919	$73,114	$57,676	$289,658

Debt—at June 30, 2024					$210,678

Leverage Ratio					0.7 x

Cash Flows

Cash flows provided by operating activities decreased $26.1 million, from $154.3 million in the six months ended June 30, 2023 to $128.1 million in the six months ended June 30, 2024, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, all discussed above.

Cash flows provided by investing activities increased $4.8 million from $1.3 million in the six months ended June 30, 2023 to $6.1 million in the six months ended June 30, 2024, primarily due to a coal condemnation payment received in the second quarter of 2024.

Cash used in financing activities decreased $70.0 million, from $183.9 million used in the six months ended June 30, 2023 to $113.9 million used in the six months ended June 30, 2024 due to the following:

•	$88.3 million of decreased cash used for the redemption of preferred units in 2024 as compared to 2023;
•	$76.4 million of decreased repayments on the Opco Credit Facility in 2024 as compared to 2023; and
•	$10.7 million decreased distributions to preferred unitholders in 2024 as compared to 2023.

These decreases in cash flow used were partially offset by the following:

•	$65.7 million of cash used for the warrant settlements in 2024;
•	$35.2 million of decreased borrowings on the Opco Credit Facility in 2024 as compared to 2023;
•	$2.9 million of increased cash used for other items, net in 2024 as compared to 2023; and
•	$1.6 million of increased distributions to common unitholders and the general partner in 2024 as compared to 2023.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(In thousands)	2024	2023
Current portion of long-term debt, net	$14,214	$30,785
Long-term debt, net	196,112	124,273
Total debt, net	$210,326	$155,058

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At June 30, 2024, we had $167.7 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.7 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2024 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 7, 2024	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)