Form 10-Q
period 2024-09-30
NATURAL RESOURCE PARTNERS LP
filed 2024-11-05
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,900	$11,989
Accounts receivable, net	36,886	41,086
Other current assets, net	1,483	2,218
Total current assets	$69,269	$55,293
Land	24,008	24,008
Mineral rights, net	382,274	394,483
Intangible assets, net	13,109	13,682
Equity in unconsolidated investment	267,806	276,549
Long-term contract receivable, net	24,212	26,321
Other long-term assets, net	9,187	7,540
Total assets	$789,865	$797,876
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$984	$885
Accrued liabilities	7,912	12,987
Accrued interest	775	584
Current portion of deferred revenue	5,823	4,599
Current portion of long-term debt, net	14,226	30,785
Total current liabilities	$29,720	$49,840
Deferred revenue	53,912	38,356
Long-term debt, net	183,137	124,273
Other non-current liabilities	5,903	7,172
Total liabilities	$272,672	$219,641
Commitments and contingencies (see Note 13)
Class A Convertible Preferred Units (71,666 issued and outstanding at December 31, 2023 at $1,000 par value per unit) (See Note 3)	$—	$47,181
Partners’ capital
Common unitholders’ interest (13,049,123 and 12,634,642 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	$509,258	$503,076
General partner’s interest	8,891	8,005
Warrant holders’ interest	—	23,095
Accumulated other comprehensive loss	(956)	(3,122)
Total partners’ capital	$517,193	$531,054
Total liabilities and partners' capital	$789,865	$797,876

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2024	2023	2024	2023
Revenues and other income
Royalty and other mineral rights	$50,405	$68,533	$172,368	$205,811
Transportation and processing services	1,812	4,579	7,900	11,447
Equity in earnings of Sisecam Wyoming	8,109	12,401	17,204	58,633
Gain on asset sales and disposals	1	854	4,809	955
Total revenues and other income	$60,327	$86,367	$202,281	$276,846

Operating expenses
Operating and maintenance expenses	$6,786	$8,358	$18,391	$23,451
Depreciation, depletion and amortization	4,730	4,594	12,708	12,469
General and administrative expenses	5,935	5,669	18,193	17,157
Asset impairments	87	63	87	132
Total operating expenses	$17,538	$18,684	$49,379	$53,209

Income from operations	$42,789	$67,683	$152,902	$223,637

Interest expense, net	$(4,194)	$(3,837)	$(12,030)	$(10,182)

Net income	$38,595	$63,846	$140,872	$213,455
Less: income attributable to preferred unitholders	(655)	(2,936)	(4,248)	(14,568)
Less: redemption of preferred units	(10,819)	(17,083)	(24,485)	(60,929)
Net income attributable to common unitholders and the general partner	$27,121	$43,827	$112,139	$137,958

Net income attributable to common unitholders	$26,578	$42,951	$109,896	$135,199
Net income attributable to the general partner	543	876	2,243	2,759

Net income per common unit (see Note 5)
Basic	$2.04	$3.40	$8.47	$10.72
Diluted	2.00	2.91	8.21	8.88

Net income	$38,595	$63,846	$140,872	$213,455
Comprehensive income (loss) from unconsolidated investment and other	82	2,200	2,166	(16,472)
Comprehensive income	$38,677	$66,046	$143,038	$196,983

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Loss	Capital
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054
Net income (1)	—	55,089	1,124	—	—	56,213
Distributions to common unitholders and the general partner	—	(41,342)	(844)	—	—	(42,186)
Distributions to preferred unitholders	—	(2,107)	(43)	—	—	(2,150)
Issuance of unit-based awards	126	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,971)	—	—	—	(3,971)
Capital contribution	—	—	227	—	—	227
Warrant settlements	199	(36,650)	(748)	(18,291)	—	(55,689)
Comprehensive income from unconsolidated investment and other	—	—	—	—	845	845
Balance at March 31, 2024	12,960	$474,095	$7,721	$4,804	$(2,277)	$484,343
Net income (2)	—	45,142	922	—	—	46,064
Redemption of preferred units	—	(13,393)	(273)	—	—	(13,666)
Distributions to common unitholders and the general partner	—	(9,787)	(200)	—	—	(9,987)
Distributions to preferred unitholders	—	(2,590)	(53)	—	—	(2,643)
Unit-based awards amortization and vesting	—	2,502	—	—	—	2,502
Capital contribution	—	—	555	—	—	555
Warrant settlements	89	(5,092)	(104)	(4,804)	—	(10,000)
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,239	1,239
Balance at June 30, 2024	13,049	$490,877	$8,568	$—	$(1,038)	$498,407
Net income (3)	—	37,824	771	—	—	38,595
Redemption of preferred units	—	(10,602)	(217)	—	—	(10,819)
Distributions to common unitholders and the general partner	—	(9,787)	(199)	—	—	(9,986)
Distributions to preferred unitholders	—	(1,573)	(32)	—	—	(1,605)
Unit-based awards amortization and vesting	—	2,519	—	—	—	2,519
Comprehensive income from unconsolidated investment and other	—	—	—	—	82	82
Balance at September 30, 2024	13,049	$509,258	$8,891	$—	$(956)	$517,193

(1)

Net income includes $2.15 million of income attributable to preferred unitholders that accumulated during the period, of which $2.11 million is allocated to the common unitholders and $0.04 million is allocated to the general partner.

(2)	Net income includes $1.44 million of income attributable to preferred unitholders that accumulated during the period, of which $1.41 million is allocated to the common unitholders and $0.03 million is allocated to the general partner.
(3)	Net income includes $0.66 million of income attributable to preferred unitholders that accumulated during the period, of which $0.64 million is allocated to the common unitholders and $0.01 million is allocated to the general partner.

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

(2)	Net income includes $4.97 million of income attributable to preferred unitholders that accumulated during the period, of which $4.87 million is allocated to the common unitholders and $0.10 million is allocated to the general partner.
(3)	Net income includes $2.94 million of income attributable to preferred unitholders that accumulated during the period, of which $2.88 million is allocated to the common unitholders and $0.06 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$140,872	$213,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,708	12,469
Distributions from unconsolidated investment	28,114	66,140
Equity earnings from unconsolidated investment	(17,204)	(58,633)
Gain on asset sales and disposals	(4,809)	(955)
Asset impairments	87	132
Bad debt expense	538	813
Unit-based compensation expense	8,878	7,903
Amortization of debt issuance costs and other	(2,603)	1,043
Change in operating assets and liabilities:
Accounts receivable	5,711	4,090
Accounts payable	98	(850)
Accrued liabilities	(5,917)	(6,288)
Accrued interest	192	235
Deferred revenue	16,781	(4,963)
Other items, net	(1,173)	(1,399)
Net cash provided by operating activities	$182,273	$233,192

Cash flows from investing activities
Proceeds from asset sales and disposals	$4,809	$961
Return of long-term contract receivable	1,979	1,830
Capital expenditures	—	(10)
Net cash provided by investing activities	$6,788	$2,781

Cash flows from financing activities
Debt borrowings	$152,850	$215,034
Debt repayments	(110,696)	(176,061)
Distributions to common unitholders and the general partner	(62,159)	(60,238)
Distributions to preferred unitholders	(6,398)	(19,919)
Redemption of preferred units	(71,666)	(178,334)
Warrant settlements (see Note 3)	(65,689)	(33,608)
Other items, net	(6,392)	(3,527)
Net cash used in financing activities	$(170,150)	$(256,653)

Net increase (decrease) in cash and cash equivalents	$18,911	$(20,680)
Cash and cash equivalents at beginning of period	11,989	39,091
Cash and cash equivalents at end of period	$30,900	$18,411

Supplemental cash flow information:
Cash paid for interest	$11,466	$9,484

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Coal royalty revenues	$37,605	$55,544	$124,108	$161,527
Production lease minimum revenues	437	850	1,773	2,025
Minimum lease straight-line revenues	4,117	4,464	12,414	13,414
Carbon neutral initiative revenues	(39)	681	4,322	2,914
Property tax revenues	1,809	1,770	5,246	4,710
Wheelage revenues	2,072	2,385	7,082	9,538
Coal overriding royalty revenues	227	827	2,064	1,165
Lease amendment revenues	1,071	623	2,485	2,322
Aggregates royalty revenues	662	736	2,164	2,175
Oil and gas royalty revenues	1,317	324	6,956	5,126
Other revenues	1,127	329	1,956	895
Royalty and other mineral rights revenues	$50,405	$68,533	$170,570	$205,811
Transportation and processing services revenues	1,248	3,964	6,169	9,538
Total Mineral Rights segment revenues from contracts with customers	$51,653	$72,497	$176,739	$215,349

The following table details the Partnership's Mineral Rights segment receivables and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2024	2023
Contract Assets
Accounts receivable, net	$32,878	$37,206
Other current assets, net (1)	1,047	429
Other long-term assets, net (2)	1,725	—

Contract liabilities
Accounts payable (3)	$114	$—
Current portion of deferred revenue	5,823	4,599
Deferred revenue	53,912	38,356

(1)	Other current assets, net includes short-term notes receivables from contracts with customers.
(2)	Other long-term assets, net includes amounts prepaid by NRP related to override agreements from contracts with customers as well as long-term lease amendment fee receivables from contracts with customers.
(3)	Accounts payable include override payments owed by NRP from contracts with customers.

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Nine Months Ended September 30,
(In thousands)	2024	2023
Balance at beginning of period (current and non-current)	$42,955	$46,437
Increase due to minimums and lease amendment fees	28,319	11,525
Recognition of previously deferred revenue	(11,539)	(16,487)
Balance at end of period (current and non-current)	$59,735	$41,475

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  September 30, 2024 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.9	$14,949
5 - 10 years	5.5	18,222
10+ years	11.3	25,779
Total	7.1	$58,950

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.      Class A Convertible Preferred Units and Warrants

On March 2, 2017, NRP issued $250 million of Class A Convertible Preferred Units representing limited partner interests in NRP (the "preferred units") to certain entities controlled by funds affiliated with The Blackstone Group Inc. (collectively referred to as "Blackstone") and certain affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree") (together the "preferred purchasers") pursuant to a Preferred Unit and Warrant Purchase Agreement. NRP issued 250,000 preferred units to the preferred purchasers at a price of $1,000 per preferred unit (the "per unit purchase price"), less a 2.5% structuring and origination fee. The preferred units entitle the preferred purchasers to receive cumulative distributions at a rate of 12% of the purchase price per year, up to one half of which NRP may pay in additional preferred units (such additional preferred units, the "PIK units"). The preferred units have a perpetual term, unless converted or redeemed as described below. However, in 2024 all remaining preferred units were redeemed and none of the Partnership's preferred units remain outstanding.

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

Subsequent Measurement

Preferred Units

During the three months ended September 30, 2024, the Partnership redeemed the remaining 31,666 preferred units for $31.7 million in cash. During the nine months ended September 30, 2024, the Partnership redeemed a total of 71,666 preferred units for $71.7 million in cash. During the nine months ended September 30, 2023, the Partnership redeemed a total of 178,334 preferred units for $178.3 million in cash. Of the originally issued 250,000 preferred units, no preferred units remain outstanding as of September 30, 2024 and 71,666 preferred units remained outstanding as of December 31, 2023. The preferred units had a $47.2 million carrying value included in class A convertible preferred units on the Partnership's Consolidated Balance Sheets at  December 31, 2023.

Warrants

During the nine months ended September 30, 2024, the Partnership settled a total of 1,540,000 warrants to purchase common units with a strike price of $34.00. On  January 29, 2024 (the  "January 2024 exercise date"), holders of the Partnership's warrants exercised 462,165 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $10.0 million in cash and 198,767 common units. The 15-day VWAP ending on the business day prior to the  January 2024 exercise date was $97.62. On  February 7, 2024 (the  "February 7, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $8.0 million in cash. The 15-day VWAP ending on the business day prior to the  February 7, 2024 exercise date was $96.29. On  February 8, 2024 (the  "February 8, 2024 exercise date"), holders of the Partnership's warrants exercised 128,750 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the  February 8, 2024 exercise date was $95.63. The Partnership settled these warrants on a net basis with $7.9 million in cash. On  February 14, 2024 (the  "February 14, 2024 exercise date"), holders of the Partnership's warrants exercised 500,000 warrants at a strike price of $34.00. The 15-day VWAP ending on the business day prior to the  February 14, 2024 exercise date was $93.47. The Partnership settled these warrants on a net basis with $29.7 million in cash. In April 2024 (the "April 2024 exercise date"), holders of the Partnership's warrants exercised 320,335 warrants at a strike price of $34.00. The Partnership settled the warrants on a net basis with $10.0 million in cash and 89,059 common units. The 15-day VWAP ending on the business day prior to the April 2024 exercise date was $90.33.

On September 18, 2023, the Partnership negotiated a transaction with holders of the Partnership's warrants pursuant to which the Partnership repurchased and retired an aggregate of 752,500 warrants with an exercise price of $22.81 and 60,000 warrants with an exercise price of $34.00 for approximately $33.6 million in cash.

Of the originally issued 4,000,000 warrants, no warrants remain outstanding as of September 30, 2024 and 1,540,000 warrants to purchase common units with a strike price of $34.00 were outstanding as of  December 31, 2023. These warrants had a carrying value of $23.1 million included in warrant holders' interest within partners' capital on the Partnership's Consolidated Balance Sheets at December 31, 2023.

Embedded Features

Certain embedded features within the preferred unit and warrant purchase agreement were accounted for at fair value and were remeasured each quarter. See Note 10. Fair Value Measurements for further information regarding valuation of these embedded derivatives.

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

Income available to common unitholders and the general partner is reduced by preferred unit distributions that accumulated during the period. NRP reduced net income available to common unitholders and the general partner by $0.7 million and $2.9 million during the three months ended September 30, 2024 and 2023, respectively, and $4.2 million and $14.6 million during the nine months ended September 30, 2024 and 2023, respectively, as a result of accumulated preferred unit distributions earned during the period. Income available to common unitholders and the general partner is also reduced by the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units. As such, NRP reduced net income available to common unitholders and the general partner by $10.8 million and $24.5 million during the three and nine months ended September 30, 2024, and $17.1 million and $60.9 million during the three and nine months ended September 30, 2023, respectively.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the nine months ended September 30, 2024 and 2023, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2024
February	October 1 - December 31, 2023	$0.75	$9,918	$30.00	$2,150
March (2)	Special Distribution	2.44	32,268	—	—
May	January 1 - March 31, 2024	0.75	9,987	30.00	2,150
May (3)	April 1 - May 8, 2024	—	—	12.33	493
August	April 1 - June 30, 2024	0.75	9,986	30.00	950
September (4)	July 1 - September 3, 2024	—	—	20.68	655

2023
February	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500
February (5)	January 1 - February 8, 2023	—	—	12.33	586
March (6)	Special Distribution	2.43	31,329	—	—
May	January 1 - March 31, 2023	0.75	9,669	30.00	6,075
May (7)	April 1 - May 5, 2023	—	—	11.33	406
June (8)	April 1 - June 2, 2023	—	—	20.33	915
August	April 1 - June 30, 2023	0.75	9,669	30.00	3,650
August (9)	July 1 - August 8, 2023	—	—	12.33	432
September (10)	July 1 - September 12, 2023	—	—	23.67	355

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2023.
(3)	Relates to accrued distribution paid upon the redemption of 40,000 preferred units in May 2024.
(4)	Related to accrued distribution paid upon the redemption of 31,666 preferred units in September 2024.
(5)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(6)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.
(7)	Relates to accrued distribution paid upon the redemption of 35,834 preferred units in May 2023.
(8)	Relates to accrued distribution paid upon redemption of 45,000 preferred units in June 2023.
(9)	Related to accrued distribution paid upon redemption of 35,000 preferred units in August 2023.
(10)	Related to accrued distribution paid upon the redemption of 15,001 preferred units in September 2023.

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

The dilutive effect of the preferred units is calculated using the if-converted method. Under the if-converted method, the preferred units are assumed to be converted at the beginning of the period, and the resulting common units are included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 includes the assumed conversion of the remaining preferred units during the period. The calculation of diluted net income per common unit for the three months ended September 30, 2024 does not include the assumed conversion of any remaining preferred units as all preferred units were redeemed as of September 30, 2024. The calculation of diluted net income per common units for the three and nine months ended September 30, 2024 and 2023 does not include the assumed conversion of the preferred units that were redeemed during the periods as the inclusion of these units would be anti-dilutive.

The dilutive effect of the warrants is calculated using the treasury stock method, which assumes that the proceeds from the exercise of these instruments are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the nine months ended September 30, 2024 includes the net settlement of the warrants for the period during which they were outstanding. The dilutive effect of the warrants was not factored into the calculation of diluted net income per common unit for the three months ended September 30, 2024 as these were fully settled as of June 30, 2024. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2023 includes the net settlement of the warrants for the period during which they were outstanding.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2024	2023	2024	2023
Basic net income per common unit
Net income attributable to common unitholders	$26,578	$42,951	$109,896	$135,199
Weighted average common units—basic	13,049	12,635	12,971	12,613
Basic net income per common unit	$2.04	$3.40	$8.47	$10.72

Diluted net income per common unit
Weighted average common units—basic	13,049	12,635	12,971	12,613
Plus: dilutive effect of preferred units	—	1,104	375	2,434
Plus: dilutive effect of warrants	—	1,492	186	1,296
Plus: dilutive effect of unvested unit-based awards	222	240	229	190
Weighted average common units—diluted	13,271	15,471	13,761	16,533

Net income	$38,595	$63,846	$140,872	$213,455
Less: income attributable to preferred unitholders	(655)	(786)	(1,148)	(2,693)
Less: redemption of preferred units	(10,819)	(17,083)	(24,485)	(60,929)
Diluted net income attributable to common unitholders and the general partner	$27,121	$45,977	$115,239	$149,833
Less: diluted net income attributable to the general partner	(543)	(920)	(2,305)	(2,997)
Diluted net income attributable to common unitholders	$26,578	$45,057	$112,934	$146,836

Diluted net income per common unit	$2.00	$2.91	$8.21	$8.88

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

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended September 30, 2024
Revenues	$52,217	$—	$—	$52,217
Equity in earnings of Sisecam Wyoming	—	8,109	—	8,109
Gain on asset sales and disposals	1	—	—	1
Operating and maintenance expenses	6,762	24	—	6,786
Depreciation, depletion and amortization	4,725	—	5	4,730
General and administrative expenses	—	—	5,935	5,935
Asset impairments	87	—	—	87
Interest expense, net	—	—	4,194	4,194
Net income (loss)	40,644	8,085	(10,134)	38,595

For the Three Months Ended September 30, 2023
Revenues	$73,112	$—	$—	$73,112
Equity in earnings of Sisecam Wyoming	—	12,401	—	12,401
Gain on asset sales and disposals	854	—	—	854
Operating and maintenance expenses	8,305	53	—	8,358
Depreciation, depletion and amortization	4,589	—	5	4,594
General and administrative expenses	—	—	5,669	5,669
Asset impairments	63	—	—	63
Interest expense, net	—	—	3,837	3,837
Net income (loss)	61,009	12,348	(9,511)	63,846

For the Nine Months Ended September 30, 2024
Revenues	$180,268	$—	$—	$180,268
Equity in earnings of Sisecam Wyoming	—	17,204	—	17,204
Gain on asset sales and disposals	4,809	—	—	4,809
Operating and maintenance expenses	18,279	112	—	18,391
Depreciation, depletion and amortization	12,694	—	14	12,708
General and administrative expenses	—	—	18,193	18,193
Asset impairments	87	—	—	87
Interest expense, net	—	—	12,030	12,030
Net income (loss)	154,017	17,092	(30,237)	140,872

For the Nine Months Ended September 30, 2023
Revenues	$217,258	$—	$—	$217,258
Equity in earnings of Sisecam Wyoming	—	58,633	—	58,633
Gain on asset sales and disposals	955	—	—	955
Operating and maintenance expenses	23,226	225	—	23,451
Depreciation, depletion and amortization	12,455	—	14	12,469
General and administrative expenses	—	—	17,157	17,157
Asset impairments	132	—	—	132
Interest expense, net	—	—	10,182	10,182
Net income (loss)	182,400	58,408	(27,353)	213,455

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Balance at beginning of period	$265,935	$290,900	$276,549	$306,470
Income allocation to NRP’s equity interests (1)	9,315	13,608	20,718	62,184
Amortization of basis difference	(1,206)	(1,207)	(3,513)	(3,551)
Other comprehensive income (loss)	82	2,200	2,166	(16,472)
Distributions	(6,320)	(23,010)	(28,114)	(66,140)
Balance at end of period	$267,806	$282,491	$267,806	$282,491

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $1.5 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively and $4.5 million and $(17.4) million for the nine months ended September 30, 2024 and 2023, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net sales	$160,975	$180,232	$438,385	$588,725
Gross profit	25,976	34,454	64,584	148,063
Net income	19,009	27,772	42,281	126,906

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	September 30, 2024			December 31, 2023
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$660,961	$(296,781)	$364,180	$661,256	$(285,470)	$375,786
Aggregates properties	8,655	(4,003)	4,652	8,655	(3,761)	4,894
Oil and gas royalty properties	12,354	(10,443)	1,911	12,354	(10,082)	2,272
Other	13,143	(1,612)	11,531	13,143	(1,612)	11,531
Total mineral rights, net	$695,113	$(312,839)	$382,274	$695,408	$(300,925)	$394,483

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $4.7 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively and $12.1 million and $11.6 million for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, the Partnership recorded a gain $4.8 million, included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income primarily related to a coal property condemnation in the second quarter of 2024. During the three and nine months ended September 30, 2023, the Partnership had $0.9 million and $1.0 million, respectively, included in gains on asset sales and disposals on the Consolidated Statements of Comprehensive Income.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable reserves or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analyses, NRP recorded immaterial impairment expense during the three and nine months ended September 30, 2024 and 2023.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Opco Credit Facility	$154,684	$95,834
Opco Senior Notes
5.82% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	$—	$12,685
8.92% with semi-annual interest payments in March and September, with annual principal payments in March, due March 2024	—	4,012
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	34,262	34,262
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	8,732	8,732
Total Opco Senior Notes	$42,994	$59,691
Total debt at face value	$197,678	$155,525
Net unamortized debt issuance costs	(315)	(467)
Total debt, net	$197,363	$155,058
Less: current portion of long-term debt	(14,226)	(30,785)
Total long-term debt, net	$183,137	$124,273

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of September 30, 2024 and December 31, 2023, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

In May 2023, the Partnership entered into the Sixth Amendment (the "Sixth Amendment) to the Opco Credit Facility (the "Opco Credit Facility"). The Sixth Amendment maintained the term of the Opco Credit Facility until August 2027. Lender commitments under the Opco Credit Facility increased from $130.0 million to $155.0 million, with the ability to expand such commitments to $200.0 million with the addition of future commitments. In  February 2024, the Partnership exercised its option under the Opco Credit Facility to increase the total aggregate commitment under the Opco Credit Facility twice, initially by $30.0 million from $155.0 million to $185.0 million and subsequently by $15.0 million from $185.0 million to $200.0 million. These increases in the total aggregate commitment were made pursuant to an accordion feature of the Opco Credit Facility. In connection with the initial increase, a new lender joined the lending group with a commitment of $30.0 million. The Sixth Amendment also included modifications to Opco’s ability to declare and make certain restricted payments. The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x As of September 30, 2024, this ratio was 0.8x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of September 30, 2024, this ratio was 14.2x.

As of December 31, 2023, the Partnership had $95.8 million in borrowings outstanding under the Opco Credit Facility and $59.2 million of available borrowing capacity. During the nine months ended September 30, 2024, the Partnership borrowed $152.9 million and repaid $94.0 million, resulting in $154.7 million in borrowings outstanding under the Opco Credit Facility and $45.3 million of available borrowing capacity as of September 30, 2024. During the nine months ended September 30, 2023, the Partnership borrowed $215.0 million and repaid $157.0 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three and nine months ended September 30, 2024 was 8.91% and 8.92%, respectively. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three and nine months ended September 30, 2023 was 8.85% and 8.61%, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $305.3 million and $316.3 million classified as mineral rights, net and other long-term assets, net and $24.2 million and $26.3 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2024, only the 5.03% and 5.18% Opco Senior Notes, both due December 2026, remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of September 30, 2024 and December 31, 2023, the Opco Senior Notes had cumulative principal balances of $43.0 million and $59.7 million, respectively. Opco made mandatory principal payments of $16.7 and $19.1 million during the nine months ended September 30, 2024 and 2023, respectively.

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

The following table shows the carrying value and estimated fair value of the Partnership's debt and contract receivable:

		September 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Debt:
Opco Senior Notes (1)	3	$42,679	$40,992	$59,224	$56,533
Opco Credit Facility (2)	3	154,684	154,684	95,834	95,384

Assets:
Contract receivable, net (current and long-term) (3)	3	$26,997	$23,223	$28,946	$24,492

(1)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(2)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.
(3)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at September 30, 2024 and December 31, 2023.

NRP had embedded derivatives in the preferred units related to certain conversion options, redemption features and the change of control provision that were accounted for separately from the preferred units as assets and liabilities at fair value on the Partnership's Consolidated Balance Sheets. Level 3 valuation of the embedded derivatives were based on numerous factors including the likelihood of the event occurring. The embedded derivatives were revalued quarterly and changes in their fair value would be recorded in other expenses, net on the Partnership's Consolidated Statements of Comprehensive Income. The embedded derivatives had zero value as of   December 31, 2023. As a result of the redemption of all of the Partnership's remaining preferred units in September 2024, NRP no longer has embedded derivatives associated with preferred units as of September 30, 2024.

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

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Operating and maintenance expenses	$2,014	$1,663	$5,483	$5,094
General and administrative expenses	1,296	1,287	4,117	3,860

The Partnership had accounts payable to related parties of $0.6 million on its Consolidated Balance Sheets at both  September 30, 2024 and December 31, 2023. The Partnership had other current assets of $0.1 million on its Consolidated Balance Sheets related to a related party prepaid expense at both  September 30, 2024 and  December 31, 2023.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 million and $3.5 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively.

During the three months ended September 30, 2024 and 2023, the Partnership recognized $0.01 million and $1.1 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $0.05 million and $5.1 million during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023 the Partnership had $0.5 million and $0.0 million, respectively, of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$14,556	28%	$17,219	20%	$53,345	30%	$61,122	22%
Foresight Energy Resources LLC ("Foresight") (1)	$7,421	14%	$18,600	22%	$30,003	17%	$43,453	16%
Alabama Kanu Holdings, LLC (1) (2)	$7,143	14%	$8,892	10%	$21,344	12%	$24,962	9%

(1)	Revenues from Alpha Metallurgical Resources, Inc., Foresight and Alabama Kanu Holdings, LLC are included within the Partnership's Mineral Rights segment.
(2)	Alabama Kanu Holdings, LLC purchased Hatfield Metallurgical Holdings, LLC in August 2024.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the nine months ended September 30, 2024 and 2023, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during nine months ended September 30, 2024 and 2023 was $6.7 million and $16.0 million, respectively, which included a grant date fair value of $2.5 and $2.8 million for the market-based awards valued using a Monte Carlo simulation during the nine months ended September 30, 2024 and 2023, respectively. Total unit-based compensation expense associated with these awards was $3.0 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively, and $8.9 million and $7.9 million for the nine months ended September 30, 2024 and 2023, respectfully, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of September 30, 2024 was $12.4 million, which will be recognized over a weighted average period of 1.6 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2023 was $13.3 million.

A summary of the unit activity in the outstanding grants during 2024 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2024	483	$46.21
Granted	65	$103.50
Fully vested and issued	(197)	$38.76
Forfeitures	(1)	$90.70
Outstanding at September 30, 2024	350	$60.81

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

15.    Financing Transaction

The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and is accounted for as a financing transaction (the "Sugar Camp lease"). The Sugar Camp lease expires in 2032 with renewal options for up to 80 additional years. Minimum payments are $5.0 million per year through the end of the current lease term. The Partnership is also entitled to variable payments in the form of throughput fees based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2032, payments become a fixed ten thousand dollars per year for the remainder of the renewed term.

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

As of September 30, 2024 and December 31, 2023, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	September 30, 2024			December 31, 2023
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$44,356	$(5,583)	$38,773	$47,170	$(5,655)	$41,515
Long-term contract receivable	25,081	(869)	24,212	27,265	(944)	26,321
Total	$69,437	$(6,452)	$62,985	$74,435	$(6,599)	$67,836

NRP recorded $0.7 million and $1.6 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended September 30, 2024 and 2023, respectively, and a reversal of $0.1 million and $0.8 million of operating and maintenance expenses during the nine months ended September 30, 2024 and 2023, respectively. The Partnership charged an additional $0.4 million and $0.7 million in bad debt expense towards the allowance for doubtful accounts during the three and nine months ended September 30, 2024, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

17.    Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2024 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Opco Credit Facility Amendment

In October 2024, NRP entered into the Seventh Amendment to the Opco Credit Facility which extended the maturity from August 2027 to October 2029. The Seventh Amendment also removed reference to the preferred units and warrants, which are no longer outstanding, and includes modifications to Opco's ability to declare and make certain restricted payments.

Common Unit and Preferred Unit Distributions

In November 2024, the Board of Directors declared a distribution of $0.75 per common unit with respect to the third quarter of 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and nine month periods ended September 30, 2024 and 2023 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our financial results by segment for the nine months ended September 30, 2024 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$185,077	$17,204	$—	$202,281
Net income (loss)	$154,017	$17,092	$(30,237)	$140,872
Adjusted EBITDA (1)	$166,798	$28,002	$(18,193)	$176,607

Cash flow provided by (used in) continuing operations
Operating activities	$179,593	$28,002	$(25,322)	$182,273
Investing activities	$6,788	$—	$—	$6,788
Financing activities	$(1,086)	$—	$(169,064)	$(170,150)
Distributable cash flow (1)	$186,381	$28,002	$(25,322)	$189,061
Free cash flow (1)	$181,572	$28,002	$(25,322)	$184,252

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $182.3 million of operating cash flow and $184.3 million of free cash flow during the nine months ended September 30, 2024, and ended the quarter with $76.2 million of liquidity consisting of $30.9 million of cash and cash equivalents and $45.3 million of available borrowing capacity under our Opco Credit Facility. As of September 30, 2024 our leverage ratio was 0.8 x.

In the first quarter of 2024, holders of our warrants to purchase common units (the "warrants") exercised a total of 1,219,665 warrants with a strike price of $34.00. We settled these warrants on a net basis with a total of $55.7 million in cash and 198,767 common units. In the second quarter of 2024, holders of our warrants exercised the remaining 320,335 warrants with a strike price of $34.00. We settled these warrants on a net basis with $10.0 million in cash and 89,059 common units. Following these transactions, of the originally issued 4.0 million warrants, after giving effect to these settlements and all prior settlements, no warrants remain outstanding.

In May 2024, we executed a negotiated transaction with holders of our Class A Preferred Units ("preferred units") pursuant to which we repurchased an aggregate of 40,000 preferred units for $40.0 million in cash. In September 2024, we redeemed the remaining 31,666 preferred units for $31.7 million in cash. Of the originally issued 250,000 preferred units, after giving effect to these redemptions and all prior redemptions, no preferred units remain outstanding.

In 2024, we exercised our option under the Opco Credit Facility to increase the total aggregate commitment under the Opco Credit Facility twice, initially by $30.0 million from $155.0 million to $185.0 million and subsequently by $15.0 million from $185.0 million to $200.0 million. These increases in the total aggregate commitment were made pursuant to an accordion feature of the Opco Credit Facility. In October 2024, we entered into the Seventh Amendment to the Opco Credit Facility which extended the maturity from August 2027 to October 2029. The Seventh Amendment also removed reference to the preferred units and warrants, which are no longer outstanding, and includes modifications to Opco's ability to declare and make certain restricted payments.

In February 2024, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2023 as well as a $2.15 million cash distribution on the preferred units with respect to the fourth quarter of 2023. We paid a special cash distribution of $2.44 per common unit of NRP in March 2024 to help cover unitholder tax liabilities associated with owning NRP's common units in 2023. In May 2024, we paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2024 as well as a $2.15 million cash distribution on the preferred units with respect to the first quarter of 2024. In August 2024, we paid a cash distribution of $0.75 per common unit of NRP with respect to the second quarter of 2024 as well as a $0.95 million cash distribution on the preferred units with respect to the second quarter of 2024. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the nine months ended September 30, 2024 decreased $33.1 million, or 15%, as compared to the prior year period. Cash provided by operating activities and free cash flow during the nine months ended September 30, 2024 decreased by $10.2 million and $10.1 million, respectively, as compared to the prior year period. These decreases were primarily due to lower metallurgical coal sales prices as well as lower thermal coal sales prices and volumes as compared to the prior year period.

Metallurgical coal prices continued to decline during the third quarter of 2024 primarily driven by muted steel demand resulting from sluggish construction activity in China as well as weak manufacturing demand globally. We expect pricing to remain relatively soft for both metallurgical and thermal coal as muted global steel demand impacts metallurgical coal, and mild weather, low natural gas prices, and high inventory levels impact thermal coal. However, continued price support above historical norms is expected due to limited access to capital for operators, qualified labor shortages, and input cost inflation.

We continue to explore carbon neutral revenue opportunities across our ownership footprint. While the timing and likelihood of additional cash flows from these activities is uncertain, we believe our large ownership throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us. Our carbon neutral revenue opportunities include the sequestration of carbon dioxide underground and in standing forests, lithium production, and the generation of electricity using geothermal, solar, and wind energy.

Soda Ash Business Segment

Revenues and other income during the nine months ended September 30, 2024 decreased $41.4 million, or 71%, as compared to the prior year period primarily due to significantly lower sales prices driven by increased global production capacity, primarily from China, and weaker demand for flat glass due to a slowdown in global construction activity and weakness in demand for automobiles. Cash provided by operating activities and free cash flow during the nine months ended September 30, 2024 decreased $37.9 million as compared to the prior year period as the decline in revenues and other income resulted in lower cash distributions received from Sisecam Wyoming in the nine months ended September 30, 2024.

We believe it will take several years for the world to absorb the additional soda ash supply recently introduced into the market and allow prices to rise back to historically normal equilibrium levels. The timing of this absorption will be highly dependent on China, which currently produces and consumes approximately 50% of global soda ash.

Results of Operations

Third Quarter of 2024 and 2023 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended September 30,			Percentage
Operating Segment (In thousands)	2024	2023	Decrease	Change
Mineral Rights	$52,218	$73,966	$(21,748)	(29)%
Soda Ash	8,109	12,401	(4,292)	(35)%
Total	$60,327	$86,367	$(26,040)	(30)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2024	2023	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	470	284	186	65%
Central	3,507	3,429	78	2%
Southern	705	741	(36)	(5)%
Total Appalachia	4,682	4,454	228	5%
Illinois Basin	1,128	2,541	(1,413)	(56)%
Northern Powder River Basin	944	1,364	(420)	(31)%
Gulf Coast	436	479	(43)	(9)%
Total coal sales volumes	7,190	8,838	(1,648)	(19)%

Coal royalty revenue per ton
Appalachia
Northern	$2.34	$5.54	$(3.20)	(58)%
Central	6.55	8.20	(1.65)	(20)%
Southern	9.56	11.88	(2.32)	(20)%
Illinois Basin	1.76	3.98	(2.22)	(56)%
Northern Powder River Basin	4.82	4.86	(0.04)	(1)%
Gulf Coast	0.84	0.69	0.15	22%
Combined average coal royalty revenue per ton	5.24	6.29	(1.05)	(17)%

Coal royalty revenues
Appalachia
Northern	$1,100	$1,573	$(473)	(30)%
Central	22,958	28,111	(5,153)	(18)%
Southern	6,743	8,806	(2,063)	(23)%
Total Appalachia	30,801	38,490	(7,689)	(20)%
Illinois Basin	1,987	10,108	(8,121)	(80)%
Northern Powder River Basin	4,546	6,627	(2,081)	(31)%
Gulf Coast	366	330	36	11%
Unadjusted coal royalty revenues	37,700	55,555	(17,855)	(32)%
Coal royalty adjustment for minimum leases	(95)	(11)	(84)	(764)%
Total coal royalty revenues	$37,605	$55,544	$(17,939)	(32)%

Other revenues
Production lease minimum revenues	$437	$850	$(413)	(49)%
Minimum lease straight-line revenues	4,117	4,464	(347)	(8)%
Carbon neutral initiative revenues	(39)	681	(720)	(106)%
Wheelage revenues	2,072	2,385	(313)	(13)%
Property tax revenues	1,809	1,770	39	2%
Coal overriding royalty revenues	227	827	(600)	(73)%
Lease amendment revenues	1,071	623	448	72%
Aggregates royalty revenues	662	736	(74)	(10)%
Oil and gas royalty revenues	1,317	324	993	306%
Other revenues	1,127	329	798	243%
Total other revenues	$12,800	$12,989	$(189)	(1)%
Royalty and other mineral rights	$50,405	$68,533	$(18,128)	(26)%
Transportation and processing services revenues	1,812	4,579	(2,767)	(60)%
Gain on asset sales and disposals	1	854	(853)	(100)%
Total Mineral Rights segment revenues and other income	$52,218	$73,966	$(21,748)	(29)%

Coal Royalty Revenues

Approximately 75% of coal royalty revenues and approximately 55% of coal royalty sales volumes were derived from metallurgical coal during the three months ended September 30, 2024. Total coal royalty revenues decreased $17.9 million as compared to the prior year quarter primarily due to lower metallurgical coal sales prices as well as lower thermal coal sales prices and volumes during the three months ended September 30, 2024, as compared to the prior year quarter.

Transportation and Processing Services Revenues

Transportation and processing services revenues decreased $2.8 million primarily due to a temporary relocation of certain production off of NRP's coal reserves. The fee per ton associated with the transportation and processing of the non-NRP coal is less than the fee per ton associated with the transportation and processing of NRP coal.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $4.3 million as compared to the prior year quarter primarily due to significantly lower sales prices driven by increased global production capacity, primarily from China, and weaker demand for flat glass due to a slowdown in global construction activity and weakness in demand for automobiles.

Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands)	2024	2023	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$6,786	$8,358	$(1,572)	(19)%
Depreciation, depletion and amortization	4,730	4,594	136	3%
General and administrative expenses	5,935	5,669	266	5%
Asset impairments	87	63	24	38%
Total operating expenses	$17,538	$18,684	$(1,146)	(6)%

Total operating expenses decreased $1.1 million as compared to the prior year quarter primarily due to a decrease in operating and maintenance expenses during the three months ended September 30, 2024 as compared to the prior year quarter. The decrease in operating and maintenance expenses was primarily due to lower overriding royalty expense from an agreement with Western Pocahontas Properties Limited Partnership ("WPPLP") in the third quarter of 2024 as compared to the third quarter of 2023. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property.

Interest Expense, Net

Interest expense, net increased $0.4 million primarily due to higher borrowings outstanding on the Opco Credit Facility during the three months ended September 30, 2024 as compared to the prior year period.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2024
Net income (loss)	$40,644	$8,085	$(10,134)	$38,595
Less: equity earnings from unconsolidated investment	—	(8,109)	—	(8,109)
Add: total distributions from unconsolidated investment	—	6,320	—	6,320
Add: interest expense, net	—	—	4,194	4,194
Add: depreciation, depletion and amortization	4,725	—	5	4,730
Add: asset impairments	87	—	—	87
Adjusted EBITDA	$45,456	$6,296	$(5,935)	$45,817

September 30, 2023
Net income (loss)	$61,009	$12,348	$(9,511)	$63,846
Less: equity earnings from unconsolidated investment	—	(12,401)	—	(12,401)
Add: total distributions from unconsolidated investment	—	23,010	—	23,010
Add: interest expense, net	—	—	3,837	3,837
Add: depreciation, depletion and amortization	4,589	—	5	4,594
Add: asset impairments	63	—	—	63
Adjusted EBITDA	$65,661	$22,957	$(5,669)	$82,949

Net income decreased $25.3 million as compared to the prior year quarter primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $37.1 million as compared to the prior year quarter primarily due to a $20.2 million decrease in Adjusted EBITDA within our Mineral Rights segment driven by the lower revenues and other income as discussed above in addition to a $16.7 million decrease in Adjusted EBITDA within our Soda Ash segment driven by a lower distribution received from Sisecam Wyoming in the third quarter of 2024.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2024
Cash flow provided by (used in)
Operating activities	$53,610	$6,297	$(5,762)	$54,145
Investing activities	674	—	—	674
Financing activities	—	—	(56,259)	(56,259)

September 30, 2023
Cash flow provided by (used in)
Operating activities	$60,938	$22,958	$(4,954)	$78,942
Investing activities	1,477	—	—	1,477
Financing activities	—	—	(72,738)	(72,738)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2024
Net cash provided by (used in) operating activities	$53,610	$6,297	$(5,762)	$54,145
Add: proceeds from asset sales and disposals	1	—	—	1
Add: return of long-term contract receivable	673	—	—	673
Distributable cash flow	$54,284	$6,297	$(5,762)	$54,819
Less: proceeds from asset sales and disposals	(1)	—	—	(1)
Free cash flow	$54,283	$6,297	$(5,762)	$54,818

September 30, 2023
Net cash provided by (used in) operating activities	$60,938	$22,958	$(4,954)	$78,942
Add: proceeds from asset sales and disposals	855	—	—	855
Add: return of long-term contract receivable	622	—	—	622
Less: maintenance capital expenditures	—	—	—	—
Distributable cash flow	$62,415	$22,958	$(4,954)	$80,419
Less: proceeds from asset sales and disposals	(855)	—	—	(855)
Free cash flow	$61,560	$22,958	$(4,954)	$79,564

Operating cash flow, DCF and FCF decreased $24.8 million, $25.6 million and $24.7 million, respectively, as compared to the prior year quarter. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $7.3 million, $8.1 million and $7.3 million, respectively, primarily due to lower metallurgical coal sales prices as well as lower thermal coal sales prices and volumes as compared to the prior year quarter.

•	Soda Ash Segment
◦	Operating cash flow, DCF and FCF decreased $16.7 million as compared to the prior year quarter primarily due to a lower distribution received from Sisecam Wyoming in the third quarter of 2024.
•	Corporate and Financing
◦

Operating cash flow, DCF and FCF decreased $0.8 million as compared to the prior year quarter primarily due to higher cash paid for interest resulting from higher borrowings outstanding on the Opco Credit Facility during the three months ended September 30, 2024.

First Nine Months of 2024 and 2023 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Nine Months Ended September 30,			Percentage
Operating Segment (In thousands)	2024	2023	Decrease	Change
Mineral Rights	$185,077	$218,213	$(33,136)	(15)%
Soda Ash	17,204	58,633	(41,429)	(71)%
Total	$202,281	$276,846	$(74,565)	(27)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2024	2023	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	716	1,053	(337)	(32)%
Central	10,677	10,390	287	3%
Southern	1,984	2,016	(32)	(2)%
Total Appalachia	13,377	13,459	(82)	(1)%
Illinois Basin	4,503	5,482	(979)	(18)%
Northern Powder River Basin	2,460	3,330	(870)	(26)%
Gulf Coast	1,136	676	460	68%
Total coal sales volumes	21,476	22,947	(1,471)	(6)%

Coal royalty revenue per ton
Appalachia
Northern	$2.70	$7.59	$(4.89)	(64)%
Central	7.34	8.89	(1.55)	(17)%
Southern	10.37	12.41	(2.04)	(16)%
Illinois Basin	2.33	3.63	(1.30)	(36)%
Northern Powder River Basin	4.87	4.74	0.13	3%
Gulf Coast	0.79	0.68	0.11	16%
Combined average coal royalty revenue per ton	5.78	7.04	(1.26)	(18)%

Coal royalty revenues
Appalachia
Northern	$1,930	$7,991	$(6,061)	(76)%
Central	78,328	92,362	(14,034)	(15)%
Southern	20,571	25,024	(4,453)	(18)%
Total Appalachia	100,829	125,377	(24,548)	(20)%
Illinois Basin	10,510	19,924	(9,414)	(47)%
Northern Powder River Basin	11,976	15,768	(3,792)	(24)%
Gulf Coast	902	461	441	96%
Unadjusted coal royalty revenues	124,217	161,530	(37,313)	(23)%
Coal royalty adjustment for minimum leases	(109)	(3)	(106)	(3,533)%
Total coal royalty revenues	$124,108	$161,527	$(37,419)	(23)%

Other revenues
Production lease minimum revenues	$1,773	$2,025	$(252)	(12)%
Minimum lease straight-line revenues	12,414	13,414	(1,000)	(7)%
Carbon neutral initiative revenues	4,322	2,914	1,408	48%
Wheelage revenues	7,082	9,538	(2,456)	(26)%
Property tax revenues	5,246	4,710	536	11%
Coal overriding royalty revenues	2,064	1,165	899	77%
Lease amendment revenues	2,485	2,322	163	7%
Aggregates royalty revenues	2,164	2,175	(11)	(1)%
Oil and gas royalty revenues	6,956	5,126	1,830	36%
Other revenues	3,754	895	2,859	319%
Total other revenues	$48,260	$44,284	$3,976	9%
Royalty and other mineral rights	$172,368	$205,811	$(33,443)	(16)%
Transportation and processing services revenues	7,900	11,447	(3,547)	(31)%
Gain on asset sales and disposals	4,809	955	3,854	404%
Total Mineral Rights segment revenues and other income	$185,077	$218,213	$(33,136)	(15)%

Coal Royalty Revenues

Approximately 75% of coal royalty revenues and approximately 55% of coal royalty sales volumes were derived from metallurgical coal during the nine months ended September 30, 2024. Total coal royalty revenues decreased $37.4 million as compared to the prior year period primarily due to lower metallurgical coal sales prices as well as lower thermal coal sales prices and volumes during the nine months ended September 30, 2024, as compared to the prior year period.

Other Revenues

Other revenues increased $4.0 million primarily driven by higher oil and gas royalty and other revenues as compared to the prior year period.

Gain on Asset Sales and Disposals

Gain on asset sales and disposals increased $3.9 million during the nine months ended September 30, 2024 as compared to the prior year period as a result of a coal property condemnation in the second quarter of 2024.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $41.4 million as compared to the prior year period primarily due to significantly lower sales prices driven by increased global production capacity, primarily from China, and weaker demand for flat glass due to a slowdown in global construction activity and weakness in demand for automobiles.

Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands)	2024	2023	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$18,391	$23,451	$(5,060)	(22)%
Depreciation, depletion and amortization	12,708	12,469	239	2%
General and administrative expenses	18,193	17,157	1,036	6%
Asset impairments	87	132	(45)	(34)%
Total operating expenses	$49,379	$53,209	$(3,830)	(7)%

Total operating expenses decreased $3.8 million as compared to the prior year period primarily due to a decrease in operating and maintenance expenses during the nine months ended September 30, 2024 as compared to the prior year period. The decrease in operating and maintenance expenses was primarily due to lower overriding royalty expense from an agreement with WPPLP in the first nine months of 2024 as compared to the first nine months of 2023. This overriding royalty expense is fully offset by coal royalty revenue we receive from this property.

Interest Expense, Net

Interest expense, net increased $1.8 million primarily due to higher borrowings outstanding on the Opco Credit Facility during the nine months ended September 30, 2024 as compared to the prior year period.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2024
Net income (loss)	$154,017	$17,092	$(30,237)	$140,872
Less: equity earnings from unconsolidated investment	—	(17,204)	—	(17,204)
Add: total distributions from unconsolidated investment	—	28,114	—	28,114
Add: interest expense, net	—	—	12,030	12,030
Add: depreciation, depletion and amortization	12,694	—	14	12,708
Add: asset impairments	87	—	—	87
Adjusted EBITDA	$166,798	$28,002	$(18,193)	$176,607

September 30, 2023
Net income (loss)	$182,400	$58,408	$(27,353)	$213,455
Less: equity earnings from unconsolidated investment	—	(58,633)	—	(58,633)
Add: total distributions from unconsolidated investment	—	66,140	—	66,140
Add: interest expense, net	—	—	10,182	10,182
Add: depreciation, depletion and amortization	12,455	—	14	12,469
Add: asset impairments	132	—	—	132
Adjusted EBITDA	$194,987	$65,915	$(17,157)	$243,745

Net income decreased $72.6 million as compared to the prior year period primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $67.1 million as compared to the prior year period primarily due to an $28.2 million decrease in Adjusted EBITDA within our Mineral Rights segment primarily as a result of lower revenues and other income and a $37.9 million decrease in Adjusted EBITDA within our Soda Ash segment primarily due to lower distributions received from Sisecam Wyoming in the first nine months of 2024.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2024
Cash flow provided by (used in)
Operating activities	$179,593	$28,002	$(25,322)	$182,273
Investing activities	6,788	—	—	6,788
Financing activities	(1,086)	—	(169,064)	(170,150)

September 30, 2023
Cash flow provided by (used in)
Operating activities	$189,836	$65,901	$(22,545)	$233,192
Investing activities	2,791	—	(10)	2,781
Financing activities	(583)	—	(256,070)	(256,653)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2024
Net cash provided by (used in) operating activities	$179,593	$28,002	$(25,322)	$182,273
Add: proceeds from asset sales and disposals	4,809	—	—	4,809
Add: return of long-term contract receivable	1,979	—	—	1,979
Less: maintenance capital expenditures	—	—	—	—
Distributable cash flow	$186,381	$28,002	$(25,322)	$189,061
Less: proceeds from asset sales and disposals	(4,809)	—	—	(4,809)
Free cash flow	$181,572	$28,002	$(25,322)	$184,252

September 30, 2023
Net cash provided by (used in) operating activities	$189,836	$65,901	$(22,545)	$233,192
Add: proceeds from asset sales and disposals	961	—	—	961
Add: return of long-term contract receivable	1,830	—	—	1,830
Less: maintenance capital expenditures	—	—	(10)	(10)
Distributable cash flow	$192,627	$65,901	$(22,555)	$235,973
Less: proceeds from asset sales and disposals	(961)	—	—	(961)
Free cash flow	$191,666	$65,901	$(22,555)	$235,012

Operating cash flow, DCF and FCF decreased $50.9 million, $46.9 million and $50.8 million, respectively. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $10.2 million, $6.2 million and $10.1 million, respectively, primarily due to lower metallurgical coal sales prices as well as lower thermal coal sales prices and volumes during the first nine months of 2024 as compared to the prior year period. The decrease in DCF was partially offset by cash received related to a coal property condemnation in the second quarter of 2024.

•	Soda Ash Segment
◦	Operating cash flow, DCF and FCF decreased $37.9 million as compared to the prior year period primarily due to lower distributions received from Sisecam Wyoming in the first nine months of 2024.
•	Corporate and Financing Segment
◦

Operating cash flow, DCF and FCF decreased $2.8 million as compared to the prior year quarter primarily due to higher cash paid for interest resulting from higher borrowings outstanding on the Opco Credit Facility during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Current Liquidity

As of September 30, 2024, we had total liquidity of $76.2 million, consisting of $30.9 million of cash and cash equivalents and $45.3 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including approximately $14 million of principal repayments on Opco’s senior notes, throughout the remainder of 2024. The following table calculates our leverage ratio as of September 30, 2024:

	For the Three Months Ended
(In thousands)	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	Last 12 Months
Net income	$64,980	$56,213	$46,064	$38,595	$205,852
Less: equity earnings from unconsolidated investment	(14,764)	(5,450)	(3,645)	(8,109)	(31,968)
Add: total distributions from unconsolidated investment	15,338	14,210	7,584	6,320	43,452
Add: interest expense, net	3,921	3,487	4,349	4,194	15,951
Add: depreciation, depletion and amortization	6,020	4,654	3,324	4,730	18,728
Add: asset impairments	424	—	—	87	511
Adjusted EBITDA	$75,919	$73,114	$57,676	$45,817	$252,526

Debt—at September 30, 2024					$197,678

Leverage Ratio					0.8 x

Cash Flows

Cash flows provided by operating activities decreased $50.9 million, from $233.2 million in the nine months ended September 30, 2023 to $182.3 million in the nine months ended September 30, 2024, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, all discussed above.

Cash flows provided by investing activities increased $4.0, million from $2.8 million in the nine months ended September 30, 2023 to $6.8 million in the nine months ended September 30, 2024, primarily due to a coal condemnation payment received in the second quarter of 2024.

Cash used in financing activities decreased $86.5 million, from $256.7 million used in the nine months ended September 30, 2023 to $170.2 million used in the nine months ended September 30, 2024 due to the following:

•	$106.7 million of decreased cash used for the redemption of preferred units in 2024 as compared to 2023;
•	$65.4 million of decreased debt repayments in 2024 as compared to 2023; and
•	$13.5 million decreased distributions to preferred unitholders in 2024 as compared to 2023.

These decreases in cash flow used were partially offset by the following:

•	$62.2 million of decreased borrowings on the Opco Credit Facility in 2024 as compared to 2023;
•	$32.1 million of increased cash used for the warrant settlements in 2024 as compared to 2023;
•	$2.9 million of increased cash used for other items, net in 2024 as compared to 2023; and
•	$1.9 million of increased distributions to common unitholders and the general partner in 2024 as compared to 2023.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(In thousands)	2024	2023
Current portion of long-term debt, net	$14,226	$30,785
Long-term debt, net	183,137	124,273
Total debt, net	$197,363	$155,058

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At September 30, 2024, we had $154.7 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.5 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2024 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

3.4	Certificate of Limited Partnership of Natural Resource Partners L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed April 19, 2002, File No. 333-86582).
10.1	New Lender Agreement, dated as of February 1, 2024, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Summit Community Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2024).
10.2	Commitment Increase Agreement dated as of February 14, 2024, by and among NRP (Operating) LLC, Zions Bancorporation, N.A. dba Amegy Bank, and Frost Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 20, 2024).
10.3	Seventh Amendment to the Third Amended and Restated Credit Agreement, dated as of October 15, 2024, by and among NRP (Operating) LLC, the lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 18, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 5, 2024	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)