Form 10-K/A
period 2023-12-31
NATURAL RESOURCE PARTNERS LP
filed 2025-01-30
CIK 1171486

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

EXPLANATORY NOTE

On April 30, 2024, Natural Resource Partners L.P. (the “Partnership”) received a comment letter from the United States Securities and Exchange Commission (the "SEC") indicating that its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as originally filed with the SEC on March 7, 2024 (the “Original Report”) omitted mineral property disclosures and a Technical Report Summary related to Sisecam Wyoming LLC ("Sisecam Wyoming"). Following correspondence between the Partnership and the SEC, the SEC directed the Partnership to amend its Original Report. As such, the Partnership hereby files this Amendment No. 1 (the “Amendment”) to its Original Report to align with certain of the technical requirements of subpart 1300 of Regulation S-K (“S-K 1300”) as well as to include the related risk factors associated with these mineral property disclosures and Technical Report Summary. This Amendment is being filed to (i) amend “Items 1. and 2. Business and Properties,” “Item 1A. Risk Factors”, and (ii) file “Exhibit 96.1 Technical Report Summary for Sisecam Wyoming LLC.” These disclosures can be found in this Amendment on pages 11-18, 27 and Exhibit 96.1. The correspondence between the Partnership and the SEC will be posted in the future on the SEC's website at www.sec.gov.

The technical data underlying the mineral resources and reserves estimates included in this Amendment, including the internal controls for determining and reporting such mineral resources and reserves estimates, are maintained by Sisecam Wyoming, and our agreements with Sisecam Wyoming do not give us (i) access to such underlying technical data sufficient to specifically confirm the opinion of the qualified person with respect to such resources and reserves or (ii) the ability to monitor or enforce Sisecam Wyoming's internal controls for determining and reporting such resources and reserves. Sisecam Wyoming has, however, made representations to us and the qualified person that it does not have reason to believe that the underlying technical data is materially misleading, that and Sisecam Wyoming's internal controls were applied to the mineral resource and reserve information contained in the report are materially misleading. We are providing this information because it represents the information that we have in our possession and we do not have a reasonable ground to believe that it is inaccurate, but we caution investors that we have relied on the qualified person and Sisecam Wyoming with respect to the preparation of the mineral resources and reserves estimates included in this report and are not able to independently verify its accuracy. Investors are cautioned to consider such risks when reviewing the mineral resources and reserves estimates included in this report.

Outside of changes to the items and exhibit as noted above and the certifications of the Chief Executive Officer and Chief Financial Officer, this Amendment does not otherwise amend, supplement, update or revise any portion of the Original Report which remains unchanged since the date of its filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC subsequent to the filing of the Original Report.

i

i

RISK FACTORS SUMMARY

We are subject to a variety of risks and uncertainties, including risks related to our business, risks related to our indebtedness, risks related to our common units and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described under “Risk Factors” in Item 1A of this Amendment. These risks include, but are not limited to, the following:

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

•	Sisecam Wyoming's deca stockpiles will substantially deplete by 2024, and its production rates will decline if Sisecam Wyoming does not make further investments or otherwise execute on one or more initiatives to prevent such decline.
•	Sisecam Wyoming's reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of Sisecam Wyoming's reserves and resources.
•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal, soda ash and other minerals from our properties.
•	Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
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

iv

PART I

As used in this Amendment, unless the context otherwise requires: "we," "our," "us" and the "Partnership" refer to Natural Resource Partners L.P. and, where the context requires, our subsidiaries. References to "NRP" and "Natural Resource Partners" refer to Natural Resource Partners L.P. only, and not to NRP (Operating) LLC or any of Natural Resource Partners L.P.’s subsidiaries. References to "Opco" refer to NRP (Operating) LLC, a wholly owned subsidiary of NRP, and its subsidiaries. NRP Finance Corporation ("NRP Finance") is a wholly owned subsidiary of NRP and was a co-issuer with NRP on the 9.125% senior notes due 2025 (the "2025 Senior Notes").

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

Segment and Geographic Information

The amount of 2023 revenues and other income from our two operating segments is shown below. For additional business segment information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "Item 8. Financial Statements and Supplementary Data—Note 7. Segment Information" in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

The SEC amended the property disclosure requirements for registrants with significant mining activities, effective for the fiscal year 2021, with new rules which we comply with in this Amendment. The rules contain exceptions that allow royalty companies, such as NRP, to omit information that they lack access to and cannot obtain without incurring an unreasonable burden or expense. As a royalty company, we do not have access to the information required to prepare the technical reports used to determine reserves under the rules, and we are not able to obtain such information without unreasonable burden or expense. The rules require that reserve estimates be based on and disclosures include technical reports prepared using extensive mine-specific geological and engineering data, as well as market and cost assumptions that we as a mineral owner do not have, including, but not limited to a) site infrastructure costs; b) processing plant costs; c) detailed analysis of environmental compliance and permitting requirements; d) detailed baseline studies with impact assessment; and e) detailed tailings disposal, reclamation and mitigation plans. Our leases do not require the operators of our material properties to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries under the rules. As a result, we are relying on the royalty company exceptions and have ceased to report coal and other hard mineral reserves.

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

We executed our first carbon neutral project in the fourth quarter of 2021 through the sale of 1.1 million carbon offset credits for $13.8 million. The offset credits were issued to us by the California Air Resources Board under its cap-and-trade program and represent 1.1 million metric tons of carbon sequestered in approximately 39,000 acres of our forestland in West Virginia. We have the ability to harvest and sell future timber growth and in 2023, we sold carbon offset credits related to 2022 growth for $0.6 million.

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

The following map provides an aerial overview of the Green River Basin surface operations:

Washington
Montana
Oregon
Idaho
Wyoming
AREA OF DETAIL
Nevada
Utah
Colorado
California
State of Wyoming | Rivers and County Lines
ŞİŞECAM
Sisecam WYOMING LLC | SODA ASH OPERATIONS SITE MAP
AREA OF DETAIL
REFINERY
POND
POND STACKER
RAILROAD

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of Sisecam Wyoming's leased and licensed subsurface mining:

KNOWN SODIUM LEASING AREA
GREEN RIVER BASIN WYOMING
CD — Church and Dwight Company, Inc.
Genesis — Genesis Alkali
Genesis — Genesis Alkali
TATA — Tata Chemical Corp.
Sublease — Genesis to GC
SISECAM — SISECAM Wyoming, LLC.
SM — Solvay Minerals, Inc
JW — John S. Wold
WT — Wold Trona Co., Inc.
SMI — Sodine Minerals, Inc
UP — Sweetwater Royalties, LLC
BDC — Pacific Soda, LLC.
Federal Sodium Lease
Occidental
State of Wyoming
R 111 W
R 110 W
R 109 W
R 108 W
R 107 W
R 112 W
T 21 N
T 20 N
T 19 N
T 18 N
T 17 N
T 16 N
T 15 N
T 14 N
T 13 N
T 12 N
SISECAM WYOMING
GENESIS GRANGER SOLUTION MINE
GENESIS WESTVACO
TATA CHEMICALS LTD
SOLVAY MINERALS
PACIFIC SODA, LLC.
Known Sodium Leasing Area (KSLA)
Mechanically Mineable Trona Area (MMTA)
FIELD OFFICE AREA BOUNDARY
KEMMERER FIELD OFFICE AREA
ROCK SPRINGS FIELD OFFICE AREA
WYOMING
UTAH
ŞİŞECAM WYOMING LLC
KNOWN SODIUM LEASE AREA
GREEN RIVER BASIN, WY
CURRENT SODIUM LEASES
BUREAU OF LAND MANAGEMENT
Scale 1" = 24,000'
Original for discussion
UPDATE KSLA MAP
Updated by HPG - Imperial Lease
0
24000
48000
72000
KSLA BOUNDARY
GREEN RIVER
FLAMING GORGE NATURAL RESOURCE AREA
MECHANICAL MINING TRONA AREA
WYOMING STATE LEASES
FEDERAL LEASES
SWEETWATER ROYALTIES LEASES

The Green River Basin geological formation holds the largest, and one of the highest purity, known deposits of trona ore in the world. Sisecam Wyoming's reserves contain trona deposits having a purity between 80% and 89% by weight, which means that insoluble impurities and water make up approximately 11% to 20% of Sisecam Wyoming's trona.

Sisecam Wyoming's mining leases and license are located in two mining beds, designated by the U.S. Geological Survey as beds 24 and 25, at depths of 850 to 800 feet near their shaft locations, respectively, below the surface. Mining these beds affords Sisecam Wyoming several competitive advantages. First, the depth of Sisecam Wyoming's beds is shallower than other actively mined beds in the Green River Basin, which allows them to use a continuous mining technique to mine trona and roof bolt the ceiling simultaneously. In addition, mining two beds that are on top of one another allows for production efficiencies because Sisecam Wyoming is able to use a single hoisting shaft to service both beds.

The following graphic shows a cross-section of the strategic areas of the Green River Basin where Sisecam Wyoming mines trona:

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

Customers. Sisecam Wyoming generated approximately half of its gross revenue from export sales, which consist of both customers as well as distributors who serve as its channel partners in certain markets. For customers in North America, Sisecam Chemicals typically enters into contracts on Sisecam Wyoming’s behalf with terms ranging from one to three years. Under these contracts, customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements at a fixed price for a given calendar year. Although Sisecam Wyoming does not have “take or pay” arrangements with its customers, substantially all sales are made pursuant to written agreements and not through spot sales.

Sisecam Wyoming’s customers consist primarily of glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world, and chemical and detergent manufacturing companies.

Sisecam Chemicals has now completed three full years directly managing its international sales, marketing and logistics activities since exiting American Natural Soda Ash Corporation ("ANSAC") at the end of 2020. Sisecam Chemicals took direct control of these activities to improve access to customers and gain control over placement of its sales in the international marketplace. This enhanced view of the global market allows Sisecam Chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as its business requires in certain target areas.

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

Sisecam Wyoming produced 2.6 million, 2.8 million and 2.7 million short tons of soda ash (of which the Partnership's interest is 1.3 million, 1.4 million and 1.3 million short tons of soda ash) during the year ended December 31, 2023, 2022 and 2021, respectively. Sisecam Wyoming sold 2.7 million, 2.7 million and 2.8 million short tons of soda ash (of which the Partnership's interest is 1.3 million, 1.3 million and 1.4 million short tons of soda ash) during the year ended December 31, 2023, 2022 and 2021, respectively. Sisecam Wyoming had net sales of $773.6 million, $720.1 million and $540.1 million (of which the Partnership's interest is $379.1 million, $352.8 million and $264.6 million) during the year ended December 31, 2023, 2022 and 2021, respectively.
Cautionary Note to Investors Regarding Estimates Of Measured, Indicated And Inferred Resources And Proven And Probable Mineral Reserves

We are subject to the reporting requirements of the Exchange Act governed by S-K 1300 that aim to convey an appropriate level of confidence in the disclosures being reported. In our public filings we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Trona Resources and Trona Reserves

Information concerning Sisecam Wyoming's mining property and estimated mineral resources and mineral reserves in this Amendment has been prepared in accordance with the requirements of S-K 1300 which requires us to disclose Sisecam Wyoming's mineral resources, in addition to Sisecam Wyoming's mineral reserves, at Sisecam Wyoming's mining property as of the end of our most recently completed fiscal year. The information that follows is derived, for the most part, from, and in some instances is an extract from the technical report summary prepared by Hollberg Professional Group (“HPG”) in compliance with Item 601(b)(96) and S-K 1300 completed on March 13, 2022 (the “2021 TRS”), as updated by HPG’s review and confirmation on January 8, 2025 of the validity of the estimates of remaining trona resources and trona reserves, based on the material assumptions and information in the 2021 TRS. Portions of the following information are based on assumptions, qualifications and procedures, that are not fully described herein. Reference should be made to the full text of the technical report summary prepared by HPG attached as Exhibit 96.1 and incorporated herein by reference and made a part of this Amendment. We have used the term “trona” as in “trona resources” and “trona reserves” interchangeably with “mineral.”

HPG has conducted an independent technical review of the lands held by Sisecam Chemicals referred to as the “Big Island Mine,” which is located in the area commonly referred to as the Known Sodium Lease Area (the “KSLA”) near the town of Green River, Sweetwater County. The KSLA is where trona thickness exceeds 1-meter, extends for over 300 km2, and is greater than 80% grade. The U.S. Geological Survey recognizes 25 trona beds of economic importance (at least 1 meter in thickness and 300 km2 in areal extent) within the Green River Basin. Identified in ascending order, the trona beds are numbered 1 through 25 from the oldest (stratigraphically lowest) to the youngest (stratigraphically highest). Sisecam Wyoming has approximately 23,999 acres of trona under lease made up of approximately 8,094 Federal acres, 2,986 State acres, 160 acres of 3 small acquisitions and 12,759 private acres. Sisecam Chemicals has mineral resources and mineable reserves in the shallowest mechanically mineable Trona beds 24 and 25, at depths of 850 and 800 feet below the surface, respectively, at our mine shaft locations. See also certain maps and graphics of Sisecam Wyoming's property above.

HPG estimated the total of the Big Island Mine’s remaining leased and licensed proven and probable trona reserves as 211.3 million short tons (of which the Partnership’s interest is 103.5 million short tons) as of December 31, 2023, compared to 215.6 million short tons (of which the Partnership’s interest was 105.6 million short tons) as of December 31, 2022 and the total of the measured and indicated in-place trona resources exclusive of reserves as 162.3 million short tons (of which the Partnership’s interest is 79.5 million short tons) as of December 31, 2023, compared to 162.3 million short tons (of which the Partnership's interest was 79.5 million short tons) as of December 31, 2022. As of December 31, 2023, the decrease of 4.3 million short tons of the Big Island Mine’s proven and probable trona reserves, or 1.9%, as compared to December 31, 2022 is due to depletion of the reserves by the 2023 mined trona production as reported to the leaseholders. The cutoff grade of greater than 75% trona and thickness greater than 6 feet is applied to estimate the trona resources based upon successful mining and processing of the lower grade trona beds 19, 20 and 21 which were considered viable mining prospects by Texas Gulf Soda Ash (“TGSA”). The mineral resource inclusive of the mineral reserves is that portion of the ore body that is considered either economically viable for mining and can be converted to reserves or of economic interest but considered outside the current economic limits. This is the material considered of economic interest that has the potential to be converted to reserves. Sisecam Wyoming's trona resources are categorized as “Measured mineral resources,” “Indicated mineral resources,” and “Inferred mineral resources,” which are defined as follows:
•	Measured mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
•	Indicated mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply the modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve. (The modifying factors are the factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include but are not restricted to mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.)
•	Inferred mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve. We may issue additional common units or preferred units without common unitholder approval, which would dilute a unitholder’s existing ownership interests.

The following is a summary of the recoverable trona reserves for beds 24 and 25 as of December 31, 2023:

(in millions of short tons except percentage) (1) (2)
Reserve Category	Proven mineral reserves		Probable mineral reserves		Total mineral reserves
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)
Lower Bed 24	62.2	86.0%	83.2	85.8%	145.4	85.9%
Upper Bed 25	26.6	83.7%	39.3	84.1%	65.9	84.1%
Total (3) (4) (5)	88.7	85.2%	122.6	85.2%	211.3	85.2%

(1) Numbers have been rounded; totals may not sum due to rounding.
(2) Based on a 7-foot minimum thickness and an 85% minimum grade cut-off.
(3) The point of reference is run-of-mine (ROM) ore delivered to the processing facilities including mining losses and dilution.
(4) Mineral reserves are current as of December 31, 2023, using depletion and the definitions in SK1300.
(5) Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by SCW LLC and 49% by NRP.

Sisecam Wyoming's reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Sweetwater Royalties LLC.

The following table presents Sisecam Wyoming's estimated proven and probable trona reserves by license and leases as of December 31, 2023:

(in millions of short tons except percentage) (1) (2)
Reserve Category	Proven mineral reserves		Probable mineral reserves		Total mineral reserves
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)
License with Sweetwater Royalties LLC	46.1	85.3%	59.4	85.2%	105.6	85.2%
Leases with the U.S. Government	34.7	84.9%	44.5	85.0%	79.2	85.0%
Leases with the State of Wyoming	7.9	86.8%	18.6	86.1%	26.6	86.3%
Total (3) (4) (5)	88.7	85.2%	122.6	85.2%	211.3	85.2%

(1) Numbers have been rounded; totals may not sum due to rounding.
(2) Based on a 7-foot minimum thickness and an 85% minimum grade cut-off.
(3) The point of reference is ROM ore delivered to the processing facilities including mining losses and dilution.
(4) Mineral reserves are current as of December 31, 2023, using depletion and the definitions in SK1300.
(5) Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by SCW LLC and 49% by NRP.

The following is a summary of the measured, indicated, and inferred mineral resources exclusive of reserves for trona beds 24 and 25 as of December 31, 2023:

(in millions of short tons except percentage and thickness) (1) (2)
Reserve Category	Measured mineral resources		Indicated mineral resources		Measured + Indicated mineral resources			Inferred mineral resources
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)	Thickness (ft)	Amount	Grade (1)
Lower Bed 24	44.8	88.7%	54.1	86.9%	98.9	87.7%	8.5	0.05	90.0%
Upper Bed 25	29.4	85.0%	34.1	87.3%	63.4	86.2%	7.5	—	—%
Total (3) (4) (5)	74.2	87.2%	88.2	87.0%	162.3	87.1%	8.1	0.05	90.0%

(1) Numbers have been rounded; totals may not sum due to rounding.
(2) Based on a 6-foot minimum thickness and a 75% minimum grade cut-off.
(3) The point of reference is in-place inclusive of impurities and insoluble content.
(4) Mineral reserves are current as of December 31, 2023, by depletion using depletion and the definitions in SK1300.
(5) Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by SCW LLC and 49% by NRP.

HPG estimated proven and probable reserves of approximately 211.3 million short tons of trona (of which the Partnership’s interest is 103.5 million short tons), which is equivalent to 114.4 million short tons of soda ash as of December 31, 2023 (of which the Partnership’s interest is 56.0 million short tons of soda ash). Based on Sisecam Wyoming's current mining rate of approximately 4.3 million short tons of trona per year, Sisecam Wyoming has enough proven and probable trona reserves to continue mining trona using current methods for approximately 50 years.

The mineral reserve is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Sisecam Wyoming's trona reserves are categorized as “Proven mineral reserves” and “Probable mineral reserves,” which are defined as follows:
•	Proven mineral reserves - The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
•	Probable mineral reserves - The economically mineable part of an indicated and, in some cases, a measured mineral resource.

In determining the reserve parameters and assumptions HPG considered the following circumstances:
•	Sisecam Wyoming’s 60-year long history and economics of mining the deposit and producing soda ash;
◦ The 178.7 million short tons (“Mst”) of trona ore produced from these two beds;
•	The projected long life of the mine and resulting likely change in economics, mining, and processing methods over its projected 40 plus-year mine life (considering increased production over the current production rates) used in this technical summary. This 40 plus-year mine life consideration is based on the specific assumptions in this technical summary, including assumptions related to projected timing and estimated cost of two-seam mining, timing of related capital expenditures and sales price projections;
•	Sisecam Wyoming’s current processing facilities’ capabilities and projected future changes to these facilities;
•	The economics associated with Sisecam Wyoming’s current mining equipment and history of “high grading” the thickest portions of the deposit;
•	Sisecam Wyoming’s current mining equipment limitations and required future changes to these systems; and
•	HPG’s knowledge of operating and managing other trona and potash mines.

In determining whether the reserves meet these economic standards, HPG made certain assumptions regarding the remaining life of the Big Island Mine, including, among other things, that:
•	the cost of products sold per short ton will remain consistent with Sisecam Wyoming’s cost of products sold for the five years ended December 31, 2023;
•	the weighted average net sales per short ton of $226/ton will remain consistent with Sisecam Wyoming’s average net sales for the five years ended December 31, 2023;
•	Sisecam Wyoming’s mining costs will remain consistent with 2023 levels with two-seam mining costs 30% higher for the two-seam production (the Partnership estimates that this increase would not impact its overall production cost by more than 1% and thus would not have a material overall impact to the Partnership’s production costs);
•	Sisecam Wyoming’s processing costs will remain consistent with 2023 levels and rise in 10-years to account for lower grade material;
•	Sisecam Wyoming will achieve an annual mining rate of approximately 4.3 million short tons of trona in 2024 and beyond;
•	Sisecam Wyoming will process soda ash with a 90% rate of recovery, without accounting for the deca rehydration process;
•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash);
•	The run-of-mine ore estimate contains dilution from the mining process;
•	Sisecam Wyoming will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;
•	Sisecam Wyoming will, in approximately 10 years, make necessary modifications to the processing facilities to allow localized mining of 75% ore grade in areas where the floor seam or insoluble disruptions have moved up into the mining horizon causing mining to be halted early due to processing facility limitations;
•	Sisecam Wyoming will continue to conduct “two-seam mining,” in production panels which means to perform continuous mining in Bed 24 beneath historically mined production panels of Bed 25 with interburden thickness of approximately 35-feet;
•	Sisecam Wyoming will, in approximately 20 years, make necessary equipment modifications to operate at a seam height of 7-feet, the current mining limit is 9-feet;
•	Sisecam Wyoming has and will continue to have valid leases and license in place with respect to the reserves, and that these leases and license can be renewed for the life of the mine based on their extensive history of renewing leases and license;
•	Sisecam Wyoming has and will continue to have the necessary permits to conduct mining operations with respect to the reserves; and
•	Sisecam Wyoming will maintain the necessary tailings storage capacity to maintain tailings disposal between the mine and surface placement for the life-of-mine.

Sisecam Wyoming's estimates of mineral resources and mineral reserves will change from time to time as a result of mining activities, analysis of new engineering and geologic data, modification of mining plans or mining methods and other factors. For additional information, see "Item 1A, Risk Factors, Risks Related to Our Business” for more information regarding risks surrounding Sisecam Wyoming's reserves.
Internal Controls Disclosure over Trona Resources and Trona Reserves

Sisecam Wyoming has internal controls over the trona resources and trona reserves estimation processes that result in reasonable and reliable estimates aligned with industry practice and reporting regulations. Annually, qualified persons and other Sisecam Wyoming employees review the estimates of trona resources and trona reserves and the supporting documentation, and based on their review of such information recommend approval to use the trona resources and trona reserves estimates to Sisecam Wyoming senior management. Sisecam Wyoming's controls utilize management systems, including, but not limited to, standardized procedures, workflow processes, supervision and management approval, internal and external reviews and audits, reconciliations, and data security covering record keeping, chain of custody and data storage. Sisecam Wyoming's systems also cover sample preparation and analysis, data verification, trona processing, metallurgical testing, recovery estimation, mine design and sequencing, and trona resource and reserve evaluations, with environmental, social and regulatory considerations.

These controls and other methods help to validate the reasonableness of the estimates. The effectiveness of the controls is reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures. For additional information regarding the risks associated with Sisecam Wyoming's estimates of trona resources and reserves, see “Item 1A, Risk Factors, Risks Related to Our Business—Sisecam Wyoming's reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of Sisecam Wyoming's reserves and resources.”

The technical data underlying the resources and reserves included in this Amendment, including the internal controls for determining and reporting such resources and reserves, are maintained by Sisecam Wyoming, and our agreements with Sisecam Wyoming do not give us (i) access to such underlying technical data sufficient to specifically confirm the opinion of the qualified person with respect to such resources and reserves or (ii) the ability to monitor or enforce Sisecam Wyoming's internal controls for determining and reporting such resources and reserves. Sisecam Wyoming has, however, made representations to us and the qualified person that it does not have reason to believe that the resource and reserve information contained in the report are materially misleading. We are providing this information because it represents the information that we have in our possession and we do not have a reasonable ground to believe that it is inaccurate, but we caution investors that we have relied on the qualified person and Sisecam Wyoming with respect to the preparation of the resources and reserves included in this report and are not able to independently verify its accuracy. Investors are cautioned to consider such risks when reviewing the resources and reserves included in this report.

Significant Customers

We have a significant concentration of revenues from Alpha, with total revenues of $86.1 million in 2023 from several different mining operations, including wheelage revenues and coal overriding royalty revenues. We also have a significant concentration of revenues with Foresight and its subsidiaries, with total revenues of $60.5 million in 2023 from all of their mining operations, including transportation and processing services revenues, coal overriding royalty revenues and wheelage revenues. For additional information on significant customers, refer to "Item 8. Financial Statements and Supplementary Data—Note 14. Major Customers" in our Annual Report on Form 10-K filed with the SEC on March 7, 2024."

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

For more information on restrictions on our ability to make distributions on our common units, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

Sisecam Wyoming's reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of Sisecam Wyoming's reserves and resources.

Sisecam Wyoming's reserve and resource estimates may vary substantially from the actual amounts of minerals Sisecam Wyoming is able to recover economically from their reserves. There are numerous uncertainties inherent in estimating quantities of reserves and resources, including many factors beyond Sisecam Wyoming's control. Estimates of reserves and resources necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to, among other aspects:
•	future prices of soda ash, mining and production costs, capital expenditures and transportation costs;
•	future mining technology and processes;
•	the effects of regulation by governmental agencies; and
•	geologic and mining conditions, which may not be identified by available exploration data and may differ from their experiences in areas where they currently mine.

Please read Item 1, “Business—Trona Resources and Trona Reserves” for more information including pertinent additional assumptions regarding Sisecam Wyoming's reserve estimates in this Amendment. Actual production, revenue and expenditures with respect to Sisecam Wyoming's reserves will likely vary from their estimates, and these variations may be material.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules

(1) See "Item 8. Financial Statements and Supplementary Data." in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.
(2) All schedules are omitted because they are not required or because the information is immaterial or provided elsewhere in the Consolidated Financial Statements and Notes thereto in our Form 10-K filed with the SEC on March 7, 2024.

(a)(3) Sisecam Wyoming LLC Financial Statements

The financial statements of Sisecam Wyoming LLC required pursuant to Rule 3-09 of Regulation S-X are included in as Exhibit 99.1 in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

10.19+	Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2018).
10.20+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on February 9, 2018).
10.21+	Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed on February 9, 2018).
10.22+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 27, 2020).
10.23+	Form of Phantom Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2020).
10.24+	Form of Phantom Unit Award Agreement (Directors with Deferral Election) (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2020).
21.1	List of Subsidiaries of Natural Resource Partners L.P (incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K filed on March 7, 2024).
23.1	Consent of Ernst & Young LLP (PCAOB ID 42) (Houston, Texas)(incorporated by reference to Exhibit 23.1 to Annual Report on Form 10-K filed on March 7, 2024).
23.2	Consent of BDO USA, P.C (PCAOB ID 243) (incorporated by reference to Exhibit 23.2 to Annual Report on Form 10-K filed on March 7, 2024).
23.3	Consent of Deloitte & Touche LLP (PCAOB ID 34) (incorporated by reference to Exhibit 23.3 to Annual Report on Form 10-K filed on March 7, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
96.1*	S-K 1300 Technical Report Summary on the Big Island Mine, Sweetwater County, Wyoming, USA, dated March 13, 2022.
97.1	Natural Resource Partners L.P. Incentive-Based Compensation Recoupment Policy, dated August 2, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 7, 2024).
99.1
Financial Statements of Sisecam Wyoming LLC as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 (incorporated by reference to Exhibit 99.1 to Annual Report on Form 10-K filed on March 7, 2024).

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: January 30, 2025
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board, Director and
Chief Executive Officer
(Principal Executive Officer)