Form 10-Q
period 2025-03-31
NATURAL RESOURCE PARTNERS LP
filed 2025-05-06
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,876	$30,444
Accounts receivable, net	31,387	31,469
Other current assets, net	2,137	1,961
Total current assets	$64,400	$63,874
Land	24,008	24,008
Mineral rights, net	377,245	379,638
Intangible assets, net	12,602	12,924
Equity in unconsolidated investment	261,286	257,355
Long-term contract receivable, net	22,734	23,480
Other long-term assets, net	10,198	11,628
Total assets	$772,473	$772,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,455	$909
Accrued liabilities	5,098	12,121
Accrued interest	556	302
Current portion of deferred revenue	4,949	4,341
Current portion of long-term debt, net	14,210	14,192
Total current liabilities	$26,268	$31,865
Deferred revenue	51,979	55,814
Long-term debt, net	124,594	127,876
Other non-current liabilities	5,275	6,244
Total liabilities	$208,116	$221,799
Commitments and contingencies (see Note 13)
Partners’ capital
Common unitholders’ interest (13,138,097 and 13,049,123 units issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	$553,754	$543,231
General partner’s interest	10,013	9,547
Accumulated other comprehensive income (loss)	590	(1,670)
Total partners’ capital	$564,357	$551,108
Total liabilities and partners' capital	$772,473	$772,907

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2025	2024
Revenues and other income
Royalty and other mineral rights	$51,260	$67,372
Transportation and processing services	4,421	3,427
Equity in earnings of Sisecam Wyoming	4,610	5,450
Gain on asset sales and disposals	247	165
Total revenues and other income	$60,538	$76,414

Operating expenses
Operating and maintenance expenses	$6,776	$5,733
Depreciation, depletion and amortization	3,989	4,654
General and administrative expenses	6,832	6,327
Asset impairments	20	—
Total operating expenses	$17,617	$16,714

Income from operations	$42,921	$59,700

Interest expense, net	$(2,668)	$(3,487)

Net income	$40,253	$56,213
Less: income attributable to preferred unitholders	—	(2,150)
Net income attributable to common unitholders and the general partner	$40,253	$54,063

Net income attributable to common unitholders	$39,448	$52,982
Net income attributable to the general partner	805	1,081

Net income per common unit (see Note 5)
Basic	$3.01	$4.13
Diluted	2.97	3.83

Net income	$40,253	$56,213
Comprehensive income from unconsolidated investment and other	2,260	845
Comprehensive income	$42,513	$57,058

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Income (Loss)	Capital
Balance at December 31, 2024	13,049	$543,231	$9,547	$(1,670)	$551,108
Net income	—	39,448	805	—	40,253
Distributions to common unitholders and the general partner	—	(25,750)	(526)	—	(26,276)
Issuance of unit-based awards	89	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,175)	—	—	(3,175)
Capital contribution	—	—	187	—	187
Comprehensive income from unconsolidated investment and other	—	—	—	2,260	2,260
Balance at March 31, 2025	13,138	$553,754	$10,013	$590	$564,357

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Loss	Capital
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054
Net income (1)	—	55,089	1,124	—	—	56,213
Distributions to common unitholders and the general partner	—	(41,342)	(844)	—	—	(42,186)
Distributions to preferred unitholders	—	(2,107)	(43)	—	—	(2,150)
Issuance of unit-based awards	126	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,971)	—	—	—	(3,971)
Capital contribution	—	—	227	—	—	227
Warrant settlements	199	(36,650)	(748)	(18,291)	—	(55,689)
Comprehensive income from unconsolidated investment and other	—	—	—	—	845	845
Balance at March 31, 2024	12,960	$474,095	$7,721	$4,804	$(2,277)	$484,343

(1)

Net income includes $2.15 million of income attributable to preferred unitholders that accumulated during the period, of which $2.11 million is allocated to the common unitholders and $0.04 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$40,253	$56,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,989	4,654
Distributions from unconsolidated investment	2,940	14,210
Equity earnings from unconsolidated investment	(4,610)	(5,450)
Gain on asset sales and disposals	(247)	(165)
Asset impairments	20	—
Bad debt expense	451	(813)
Unit-based compensation expense	2,717	2,964
Amortization of debt issuance costs and other	(168)	(749)
Change in operating assets and liabilities:
Accounts receivable	(149)	9,433
Accounts payable	546	629
Accrued liabilities	(7,990)	(8,225)
Accrued interest	254	412
Deferred revenue	(3,227)	1,028
Other items, net	(355)	(2,642)
Net cash provided by operating activities	$34,424	$71,499

Cash flows from investing activities
Proceeds from asset sales and disposals	$247	$165
Return of long-term contract receivable	700	647
Net cash provided by investing activities	$947	$812

Cash flows from financing activities
Debt borrowings	$33,700	$89,357
Debt repayments	(37,000)	(55,696)
Distributions to common unitholders and the general partner	(26,276)	(42,186)
Distributions to preferred unitholders	—	(2,150)
Warrant settlements (see Note 3)	—	(55,689)
Other items, net	(5,363)	(6,946)
Net cash used in financing activities	$(34,939)	$(73,310)

Net increase (decrease) in cash and cash equivalents	$432	$(999)
Cash and cash equivalents at beginning of period	30,444	11,989
Cash and cash equivalents at end of period	$30,876	$10,990

Supplemental cash flow information:
Cash paid for interest	$2,371	$2,843

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

Principles of Consolidation and Reporting

The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2024 and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on February 28, 2025. Reclassifications have been made to prior year amounts in the Consolidated Financial Statements to conform with current year presentation. These reclassifications had no impact on previously reported total assets, total liabilities, partners' capital, net income, or cash flows from operating, investing or financing activities.

Recently Issued Accounting Standard

In  November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The guidance is effective for annual periods beginning after  December 15, 2026 and quarterly periods beginning after  December 31, 2027 and can be adopted prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. NRP does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Coal royalty revenues	$35,498	$46,818
Production lease minimum revenues	2,725	924
Minimum lease straight-line revenues	4,050	4,171
Oil and gas royalty revenues	2,444	3,640
Carbon neutral revenues	595	2,161
Property tax revenues	1,637	1,892
Wheelage revenues	1,738	2,672
Coal overriding royalty revenues	880	1,169
Lease amendment revenues	655	702
Aggregates royalty revenues	853	772
Other revenues	185	653
Royalty and other mineral rights revenues	$51,260	$65,574
Transportation and processing services revenues	3,885	2,836
Total Mineral Rights segment revenues from contracts with customers	$55,145	$68,410

The following table details the Partnership's Mineral Rights segment contract assets and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2025	2024
Contract assets
Accounts receivable, net	$27,235	$27,358
Other current assets, net	815	—
Other long-term assets, net	1,139	2,352

Contract liabilities
Accounts payable	$175	$125
Current portion of deferred revenue	4,949	4,341
Deferred revenue	51,979	55,814

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Balance at beginning of period (current and non-current)	$60,155	$42,955
Increase due to minimums and lease amendment fees	5,861	6,979
Recognition of previously deferred revenue	(9,088)	(5,951)
Balance at end of period (current and non-current)	$56,928	$43,983

The Partnership's non-cancellable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  March 31, 2025 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.2	$13,244
5 - 10 years	5.0	16,900
10+ years	11.0	26,309
Total	7.1	$56,453

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Warrants

During the three months ended March 31, 2024, the Partnership settled a total of 1,219,665 warrants to purchase common units ("warrants") with a strike price of $34.00. These warrants were settled on a net basis for a total of $55.7 million in cash and 198,767 common units. In 2024, all remaining warrants were settled and none of the Partnership's warrants remained outstanding as of March 31, 2025 and December 31, 2024.

4.    Common and Preferred Unit Distributions

The Partnership makes cash distributions to common unitholders and made cash distributions to preferred unitholders on a quarterly basis, subject to approval by the Board of Directors of GP Natural Resource Partners LLC (the "Board of Directors"). NRP recognizes common unit distributions on the date the distribution is declared. In 2024, the Partnership recognized preferred unit distributions on the date the distribution was declared.

Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions.

Income available to common unitholders and the general partner was reduced by $2.2 million in preferred unit distributions that accumulated during the three months ended March 31, 2024.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the three months ended March 31, 2025 and 2024, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2025
February	October 1 - December 31, 2024	$0.75	$10,055	$—	$—
March (2)	Special Distribution	1.21	16,221	—	—

2024
February	October 1 - December 31, 2023	$0.75	$9,918	$30.00	$2,150
March (3)	Special Distribution	2.44	32,268	—	—

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2024.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2023.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

5.    Net Income Per Common Unit

In 2025, basic net income per common unit is computed by dividing net income, after considering the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's unvested unit-based awards if the inclusion of these items is dilutive.

In 2024, basic net income per common unit is computed by dividing net income, after considering income attributable to preferred unitholders, the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units, and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's preferred units, warrants, and unvested unit-based awards if the inclusion of these items is dilutive.

The dilutive effect of the preferred units in 2024 was calculated using the if-converted method. Under the if-converted method, the preferred units were assumed to be converted at the beginning of the period, and the resulting common units were included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period were added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the three months ended March 31, 2024 included the assumed conversion of the preferred units that remained outstanding during the respective period.

The dilutive effect of the warrants in 2024 was calculated using the treasury stock method, which assumed that the proceeds from the exercise of these instruments were used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three months ended March 31, 2024 included the net settlement of the warrants for the period during which they were outstanding.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2025	2024
Basic net income per common unit
Net income attributable to common unitholders	$39,448	$52,982
Weighted average common units—basic	13,098	12,832
Basic net income per common unit	$3.01	$4.13

Diluted net income per common unit
Weighted average common units—basic	13,098	12,832
Plus: dilutive effect of preferred units	—	775
Plus: dilutive effect of warrants	—	521
Plus: dilutive effect of unvested unit-based awards	206	265
Weighted average common units—diluted	13,304	14,393

Net income	$40,253	$56,213
Less: income attributable to preferred unitholders	—	—
Less: redemption of preferred units	—	—
Diluted net income attributable to common unitholders and the general partner	$40,253	$56,213
Less: diluted net income attributable to the general partner	(805)	(1,124)
Diluted net income attributable to common unitholders	$39,448	$55,089

Diluted net income per common unit	$2.97	$3.83

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

Soda Ash—consists of the Partnership's 49% non-controlling equity interest in Sisecam Wyoming, one of the world's lowest-cost producers of soda ash, an essential ingredient for the manufacturing of glass, detergents, solar panels, and batteries for electric vehicles. Operations are managed by NRP's partner, Sisecam Chemicals Wyoming, LLC, and NRP realizes cash flow when distributions are paid to it.

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

NRP’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and President and Chief Operating Officer. Together, they evaluate the Partnership’s performance monthly through a review of the segments’ net income and free cash flow as compared to budget and utilize this information to assess the segments’ performance and allocate resources. NRP does not conduct operations on any of its assets or directly engage in any type of industrial activity. Instead, it leases its mineral and other rights to companies that conduct operations on its properties in exchange for paying royalties and other fees to the Partnership. Operating expenses, capital costs and other liabilities arising out of production activities are borne entirely by NRP's lessees. In the case of its soda ash investment, operations are managed by NRP's partner, Sisecam Chemicals Wyoming LLC. NRP has determined its significant segment expenses to be its employee related expenses, including compensation (salaries, benefits and bonus) and long-term incentive compensation as well as interest expense and property tax expense. The Partnership is responsible for paying property taxes on the properties it owns. Typically, NRP's lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties and this reimbursement amount is included within the Mineral Rights segment revenues. Reclassifications have been made to prior year amounts to conform with current year presentation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended March 31, 2025
Revenues	$55,681	$—	$—	$55,681
Equity in earnings of Sisecam Wyoming	—	4,610	—	4,610
Gain on asset sales and disposals	247	—	—	247
Total revenues and other income	$55,928	$4,610	$—	$60,538
Less:
Compensation (salaries, benefits and bonus)	$1,938	$—	$2,109	$4,047
Long-term incentive compensation (1)	464	—	2,261	2,725
Property taxes	1,792	—	—	1,792
Depreciation, depletion and amortization	3,985	—	4	3,989
Asset impairments	20	—	—	20
Interest expense, net (2)	—	—	2,668	2,668
Other segment items (3)	2,521	60	2,463	5,044
Net income (loss)	$45,208	$4,550	$(9,505)	$40,253
As of March 31, 2025
Total assets	$505,073	$261,286	$6,114	$772,473

For the Three Months Ended March 31, 2024
Revenues	$70,799	$—	$—	$70,799
Equity in earnings of Sisecam Wyoming	—	5,450	—	5,450
Gain on asset sales and disposals	165	—	—	165
Total revenues and other income	$70,964	$5,450	$—	$76,414
Less:
Compensation (salaries, benefits and bonus)	$1,976	$—	$1,726	$3,702
Long-term incentive compensation (4)	505	—	2,410	2,915
Property taxes	2,167	—	—	2,167
Depreciation, depletion and amortization	4,649	—	5	4,654
Interest expense, net (2)	—	—	3,487	3,487
Other segment items (3)	1,023	62	2,191	3,276
Net income (loss)	$60,644	$5,388	$(9,819)	$56,213
As of December 31, 2024
Total assets	$509,127	$257,355	$6,425	$772,907

(1)	Long-term incentive compensation for the three months ended March 31, 2025 includes (1) Mineral Rights segment: $0.3 million of equity compensation and $0.1 million of cash compensation; (2) Corporate & Financing segment: $2.2 million of equity compensation and $0.1 of cash compensation.
(2)	Included in interest expense, net was $0.2 million and $0.1 million of interest income for the three months ended March 31, 2025 and 2024, respectively.
(3)	Other segment items in the Mineral Rights segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees and bad debt expense. Other segment items in the Soda Ash segment primarily include professional fees. Other segment items in the Corporate and Financing segment primarily include: insurance, legal, information technology, shared facility services, rent and professional fees.
(4)	Long-term incentive compensation for the three months ended March 31, 2024 includes (1) Mineral Rights segment: $0.4 million of equity compensation and $0.1 million of cash compensation; (2) Corporate & Financing segment: $2.3 million of equity compensation and $0.1 of cash compensation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Balance at beginning of period	$257,355	$276,549
Income allocation to NRP’s equity interests (1)	5,764	6,646
Amortization of basis difference	(1,153)	(1,196)
Other comprehensive income	2,260	845
Distributions	(2,940)	(14,210)
Balance at end of period	$261,286	$268,634

(1)	Amounts reclassified into income out of accumulated other comprehensive loss was $1.3 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Net sales	$153,309	$130,431
Gross profit	19,033	21,233
Net income	11,764	13,563

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	March 31, 2025			December 31, 2024
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$653,808	$(294,522)	$359,286	$660,961	$(299,404)	$361,557
Aggregates properties	8,655	(4,139)	4,516	8,655	(4,065)	4,590
Oil and gas royalty properties	12,354	(10,441)	1,913	12,354	(10,394)	1,960
Other	13,142	(1,612)	11,530	13,143	(1,612)	11,531
Total mineral rights, net	$687,959	$(310,714)	$377,245	$695,113	$(315,475)	$379,638

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.7 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable minerals or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analyses, NRP recorded an immaterial impairment expense during the three months ended March 31, 2025.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2025	2024
Opco Credit Facility	$110,384	$113,684
Opco Senior Notes
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	$22,841	$22,841
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	5,822	5,822
Total Opco Senior Notes	$28,663	$28,663
Total debt at face value	$139,047	$142,347
Net unamortized debt issuance costs	(243)	(279)
Total debt, net	$138,804	$142,068
Less: current portion of long-term debt	(14,210)	(14,192)
Total long-term debt, net	$124,594	$127,876

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of March 31, 2025 and December 31, 2024, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x. As of March 31, 2025, this ratio was 0.6x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of March 31, 2025, this ratio was 13.6x.

As of December 31, 2024, the Partnership had $113.7 million in borrowings outstanding under the Opco Credit Facility and $86.3 million of available borrowing capacity. During the three months ended March 31, 2025, the Partnership borrowed $33.7 million and repaid $37.0 million, resulting in $110.4 million in borrowings outstanding under the Opco Credit Facility and $89.6 million of available borrowing capacity as of March 31, 2025. During the three months ended March 31, 2024, the Partnership borrowed $89.4 million and repaid $39.0 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended March 31, 2025 and 2024 was 7.93% and 8.94%, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $299.4 million and $302.8 million classified as mineral rights, net and other long-term assets, net and $22.7 million and $23.5 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2025, the 5.03% and 5.18% Opco Senior Notes remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of both  March 31, 2025 and December 31, 2024, the Opco Senior Notes had cumulative principal balances of $28.7 million. Opco made mandatory principal payments of $0.0 million and $16.7 during the three months ended March 31, 2025 and 2024, respectively. These Opco Senior Notes will be fully repaid in December 2026.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

10.    Fair Value Measurements

Fair Value of Financial Assets and Liabilities

The Partnership’s financial assets and liabilities consist of cash and cash equivalents, a contract receivable and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to their short-term nature. The Partnership uses available market data and valuation methodologies to estimate the fair value of its contract receivable and debt.

The following table shows the carrying value and estimated fair value of the Partnership's contract receivable and debt:

		March 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$25,632	$22,286	$26,321	$22,776

Debt:
Opco Senior Notes (2)	3	$28,420	$27,502	$28,384	$27,498
Opco Credit Facility (3)	3	110,384	110,384	113,684	113,684

(1)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at March 31, 2025 and December 31, 2024.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.

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

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Operating and maintenance expenses	$1,793	$1,766
General and administrative expenses	1,569	1,303

The Partnership had accounts payable to related parties of $0.5 million on its Consolidated Balance Sheets at March 31, 2025 and $0.6 million at December 31, 2024, respectively. The Partnership had other current assets of $0.1 and $0.2 million on its Consolidated Balance Sheets related to a prepaid expense at  March 31, 2025 and December 31, 2024, respectively.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at both  March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025, and 2024, the Partnership recognized $0.1 million and $0.03 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. The Partnership had $0.1 million in accounts payable on its Consolidated Balance Sheets at March 31, 2025 related to this agreement as well as $0.5 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement at both March 31, 2025 and December 31, 2024.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended March 31,
	2025		2024
(In thousands)	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$13,176	24%	$20,902	27%
Foresight Energy Resources LLC ("Foresight") (1)	$16,460	30%	$12,846	17%

(1)	Revenues from Alpha Metallurgical Resources, Inc. and Foresight are included within the Partnership's Mineral Rights segment.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the three months ended March 31, 2025 and 2024, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during three months ended March 31, 2025 and 2024 was $6.8 million and $6.7 million, respectively, which included a grant date fair value of $2.5 million for the market-based awards valued using a Monte Carlo simulation during both the three months ended March 31, 2025 and 2024. Total unit-based compensation expense associated with these awards was $2.7 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2025 was $13.9 million, which will be recognized over a weighted average period of 1.9 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2024 was $9.5 million. The Partnership paid $5.5 million and $6.4 million in cash during the three months ended  March 31, 2025 and 2024, respectively, for taxes on the unit-based award settlements during the respective years. These cash payments are included in other items, net under cash flows from financing activities on the Partnership's Consolidated Statements of Cash Flows.

A summary of the unit activity in the outstanding grants during 2025 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2025	350	$60.81
Granted	57	$117.98
Fully vested and issued	(141)	$50.33
Outstanding at March 31, 2025	266	$78.68

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

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

As of March 31, 2025 and December 31, 2024, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	March 31, 2025			December 31, 2024
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$36,438	$(4,171)	$32,267	$37,270	$(4,425)	$32,845
Long-term contract receivable	23,550	(816)	22,734	24,323	(843)	23,480
Total	$59,988	$(4,987)	$55,001	$61,593	$(5,268)	$56,325

NRP recorded reversals of $0.3 million and $0.8 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended March 31, 2025 and 2024, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

16.    Subsequent Events

The following represents material events that have occurred subsequent to March 31, 2025 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit Distributions

In May 2025, the Board of Directors declared a distribution of $0.75 per common unit with respect to the first quarter of 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three month periods ended March 31, 2025 and 2024 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2024.

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

These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 for important factors that could cause our actual results of operations or our actual financial condition to differ.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) less equity earnings from unconsolidated investment; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income or loss, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 9. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2024. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

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

Mineral Rights—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, our ownership would cover roughly 20,000 square miles, including 3.5 million acres of underground pore space for the sequestration of carbon dioxide. Our assets provides critical inputs for the manufacturing of steel, electricity building materials, and components used in the generation of renewable energy.

Soda Ash—consists of our 49% non-controlling equity interest in Sisecam Wyoming, one of the world's lowest-cost producers of soda ash, an essential ingredient for the manufacturing of glass, detergents, solar panels, and batteries for electric vehicles. Operations are managed by our partner, Sisecam Chemicals Wyoming LLC, and we realize cash flow when distributions are paid to us.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.

Our financial results by segment for the three months ended March 31, 2025 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$55,928	$4,610	$—	$60,538
Net income (loss)	$45,208	$4,550	$(9,505)	$40,253
Adjusted EBITDA (1)	$49,213	$2,880	$(6,833)	$45,260

Cash flow provided by (used in) continuing operations
Operating activities	$43,223	$2,880	$(11,679)	$34,424
Investing activities	$947	$—	$—	$947
Financing activities	$(841)	$—	$(34,098)	$(34,939)
Distributable cash flow (1)	$44,170	$2,880	$(11,679)	$35,371
Free cash flow (1)	$43,923	$2,880	$(11,679)	$35,124

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $34.4 million of operating cash flow and $35.1 million of free cash flow during the three months ended March 31, 2025, and ended the quarter with $120.5 million of liquidity consisting of $30.9 million of cash and cash equivalents and $89.6 million of available borrowing capacity under our Opco Credit Facility. As of March 31, 2025 our leverage ratio was 0.7 x.

In February 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2024. In March 2025, we paid a special cash distribution of $1.21 per common unit of NRP to help cover unitholder tax liabilities associated with owning NRP's common units in 2024. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the three months ended March 31, 2025 decreased $15.0 million, or 21%, as compared to the prior year period. Cash provided by operating activities and free cash flow during the three months ended March 31, 2025 each decreased by $26.5 million, as compared to the prior year period. These decreases were primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year period.

We expect pricing in 2025 to remain muted for both metallurgical and thermal coal as soft global steel demand impacts metallurgical coal and domestic thermal coal inventory levels at power plants, while declining, remain well above their historical 5-year average. Despite this weakened and uncertain environment, we expect continued price support above the historically normal price levels due to elevated input cost inflation, operators' limited access to capital, and qualified labor shortages.

We continue to explore carbon neutral revenue opportunities across our mineral and surface assets for the sequestration of carbon dioxide underground and in standing forests, lithium production, and the generation of electricity using geothermal, solar, and wind energy. While the timing and likelihood of additional cash flows from these activities is uncertain, we believe our vast ownership footprint throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us.

Soda Ash Business Segment

Revenues and other income during the three months ended March 31, 2025 decreased $0.8 million, or 15%, as compared to the prior year period primarily due to increased international sales mix in 2025.

Cash provided by operating activities and free cash flow during the three months ended March 31, 2025 each decreased $11.3 million as compared to the prior year period due to a lower cash distribution received from Sisecam Wyoming in the first quarter of 2025.

The soda ash market continues to be impacted by significant recent increases in global capacity introduced in 2024, primarily from China, as well as weakening demand for flat glass due to slower growth in global construction activity and lower demand for automobiles. International soda ash prices remain at or below the cost of production for many operators. We believe this weak pricing environment will continue throughout 2025 and into 2026 unless there is a significant rightsizing of high-cost producers shutting down out-of-the-money production or a significant rebound in the demand for flat glass. As such, we expect distributions from Sisecam Wyoming to remain at lower levels for the foreseeable future.

Results of Operations

First Quarter of 2025 and 2024 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,			Percentage
Operating Segment (In thousands)	2025	2024	Decrease	Change
Mineral Rights	$55,928	$70,964	$(15,036)	(21)%
Soda Ash	4,610	5,450	(840)	(15)%
Total	$60,538	$76,414	$(15,876)	(21)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase	Percentage
(In thousands, except per ton data)	2025	2024	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	124	117	7	6%
Central	3,306	3,714	(408)	(11)%
Southern	296	570	(274)	(48)%
Total Appalachia	3,726	4,401	(675)	(15)%
Illinois Basin	3,342	2,033	1,309	64%
Northern Powder River Basin	916	949	(33)	(3)%
Gulf Coast	237	265	(28)	(11)%
Total coal sales volumes	8,221	7,648	573	7%

Coal royalty revenue per ton
Appalachia
Northern	$1.48	$1.86	$(0.38)	(20)%
Central	6.18	8.08	(1.90)	(24)%
Southern	9.18	11.58	(2.40)	(21)%
Illinois Basin	2.44	2.56	(0.12)	(5)%
Northern Powder River Basin	4.55	4.85	(0.30)	(6)%
Gulf Coast	0.78	0.75	0.03	4%
Combined average coal royalty revenue per ton	4.36	6.12	(1.76)	(29)%

Coal royalty revenues
Appalachia
Northern	$183	$218	$(35)	(16)%
Central	20,426	29,992	(9,566)	(32)%
Southern	2,718	6,602	(3,884)	(59)%
Total Appalachia	23,327	36,812	(13,485)	(37)%
Illinois Basin	8,141	5,211	2,930	56%
Northern Powder River Basin	4,169	4,599	(430)	(9)%
Gulf Coast	184	200	(16)	(8)%
Unadjusted coal royalty revenues	35,821	46,822	(11,001)	(23)%
Coal royalty adjustment for minimum leases	(323)	(4)	(319)	(7975)%
Total coal royalty revenues	$35,498	$46,818	$(11,320)	(24)%

Other revenues
Production lease minimum revenues	$2,725	$924	$1,801	195%
Minimum lease straight-line revenues	4,050	4,171	(121)	(3)%
Oil and gas royalty revenues	2,444	3,640	(1,196)	(33)%
Carbon neutral revenues	595	2,161	(1,566)	(72)%
Property tax revenues	1,637	1,892	(255)	(13)%
Wheelage revenues	1,738	2,672	(934)	(35)%
Coal overriding royalty revenues	880	1,169	(289)	(25)%
Lease amendment revenues	655	702	(47)	(7)%
Aggregates royalty revenues	853	772	81	10%
Other revenues	185	2,451	(2,266)	(92)%
Total other revenues	$15,762	$20,554	$(4,792)	(23)%
Royalty and other mineral rights	$51,260	$67,372	$(16,112)	(24)%
Transportation and processing services revenues	4,421	3,427	994	29%
Gain on asset sales and disposals	247	165	82	50%
Total Mineral Rights segment revenues and other income	$55,928	$70,964	$(15,036)	(21)%

Coal Royalty Revenues

Approximately 55% of coal royalty revenues and approximately 40% of coal royalty sales volumes were derived from metallurgical coal during the three months ended March 31, 2025. Total coal royalty revenues decreased $11.3 million as compared to the prior year quarter primarily due to lower metallurgical coal sales prices and volumes during the three months ended March 31, 2025, as compared to the prior year quarter.

Other Revenues

Other revenues decreased $4.8 million primarily as a result of a $2.3 million decrease in other revenues, a $1.6 million decrease in carbon neutral revenues and a $1.2 million decrease in oil and gas royalty revenues.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $0.8 million as compared to the prior year quarter primarily due to increased international sales mix in 2025.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2025
Net income (loss)	$45,208	$4,550	$(9,505)	$40,253
Less: equity earnings from unconsolidated investment	—	(4,610)	—	(4,610)
Add: total distributions from unconsolidated investment	—	2,940	—	2,940
Add: interest expense, net	—	—	2,668	2,668
Add: depreciation, depletion and amortization	3,985	—	4	3,989
Add: asset impairments	20	—	—	20
Adjusted EBITDA	$49,213	$2,880	$(6,833)	$45,260

March 31, 2024
Net income (loss)	$60,644	$5,388	$(9,819)	$56,213
Less: equity earnings from unconsolidated investment	—	(5,450)	—	(5,450)
Add: total distributions from unconsolidated investment	—	14,210	—	14,210
Add: interest expense, net	—	—	3,487	3,487
Add: depreciation, depletion and amortization	4,649	—	5	4,654
Adjusted EBITDA	$65,293	$14,148	$(6,327)	$73,114

Net income decreased $16.0 million as compared to the prior year quarter primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $27.9 million as compared to the prior year quarter primarily due to an $16.1 million decrease in Adjusted EBITDA within our Mineral Rights segment driven by the lower revenues and other income as discussed above in addition to an $11.3 million decrease in Adjusted EBITDA within our Soda Ash segment driven by a lower cash distribution received from Sisecam Wyoming in the first quarter of 2025.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2025
Cash flow provided by (used in)
Operating activities	$43,223	$2,880	$(11,679)	$34,424
Investing activities	947	—	—	947
Financing activities	(841)	—	(34,098)	(34,939)

March 31, 2024
Cash flow provided by (used in)
Operating activities	$69,749	$14,148	$(12,398)	$71,499
Investing activities	812	—	—	812
Financing activities	(1,086)	—	(72,224)	(73,310)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2025
Net cash provided by (used in) operating activities	$43,223	$2,880	$(11,679)	$34,424
Add: proceeds from asset sales and disposals	247	—	—	247
Add: return of long-term contract receivable	700	—	—	700
Distributable cash flow	$44,170	$2,880	$(11,679)	$35,371
Less: proceeds from asset sales and disposals	(247)	—	—	(247)
Free cash flow	$43,923	$2,880	$(11,679)	$35,124

March 31, 2024
Net cash provided by (used in) operating activities	$69,749	$14,148	$(12,398)	$71,499
Add: proceeds from asset sales and disposals	165	—	—	165
Add: return of long-term contract receivable	647	—	—	647
Distributable cash flow	$70,561	$14,148	$(12,398)	$72,311
Less: proceeds from asset sales and disposals	(165)	—	—	(165)
Free cash flow	$70,396	$14,148	$(12,398)	$72,146

Operating cash flow, DCF and FCF decreased $37.1 million, $36.9 million and $37.0 million, respectively, as compared to the prior year quarter. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $26.5 million, $26.4 million and $26.5 million, respectively, primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year quarter.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF each decreased $11.3 million as compared to the prior year quarter primarily due to a lower cash distribution received from Sisecam Wyoming in the first quarter of 2025.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2025, we had total liquidity of $120.5 million, consisting of $30.9 million of cash and cash equivalents and $89.6 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including $14.3 million of principal repayments on Opco’s senior notes, throughout the remainder of 2025. The following table calculates our leverage ratio as of March 31, 2025:

	For the Three Months Ended
(In thousands)	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	Last 12 Months
Net income	$46,064	$38,595	$42,772	$40,253	$167,684
Less: equity earnings from unconsolidated investment	(3,645)	(8,109)	(931)	(4,610)	(17,295)
Add: total distributions from unconsolidated investment	7,584	6,320	10,667	2,940	27,511
Add: interest expense, net	4,349	4,194	3,524	2,668	14,735
Add: depreciation, depletion and amortization	3,324	4,730	2,827	3,989	14,870
Add: asset impairments	—	87	—	20	107
Adjusted EBITDA	$57,676	$45,817	$58,859	$45,260	$207,612

Debt—at March 31, 2025					$139,047

Leverage Ratio					0.7 x

Cash Flows

Cash flows provided by operating activities decreased $37.1 million, from $71.5 million in the three months ended March 31, 2024 to $34.4 million in the three months ended March 31, 2025, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, all discussed above.

Cash used in financing activities decreased $38.4 million, from $73.3 million used in the three months ended March 31, 2024 to $34.9 million used in the three months ended March 31, 2025 due to the following:

•	$55.7 million of cash used for the warrant settlements during the three months ended March 31, 2024;
•	$18.7 million of decreased debt repayments in 2025 as compared to 2024;
•	$15.9 million of decreased common unit distributions primarily as a result of a lower special distribution paid during the three months ended March 31, 2025 as compared to the prior year period;
•	$2.2 million of cash used for preferred unit distributions during the three months ended March 31, 2024; and
•	$1.6 million of decreased cash used for other items, net in 2025 as compared to 2024.

These decreases in cash flow used were partially offset by $55.7 million in decreased debt borrowings during the three months ended March 31, 2025 as compared to the prior year period.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands)	2025	2024
Current portion of long-term debt, net	$14,210	$14,192
Long-term debt, net	124,594	127,876
Total debt, net	$138,804	$142,068

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

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Standard

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The guidance is effective for annual periods beginning after December 15, 2026 and quarterly periods beginning after December 31, 2027 and can be adopted prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At March 31, 2025, we had $110.4 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $1.1 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2025 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 6, 2025	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)