Form 10-Q
period 2025-06-30
NATURAL RESOURCE PARTNERS LP
filed 2025-08-06
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,344	$30,444
Accounts receivable, net	29,048	31,469
Other current assets, net	1,329	1,961
Total current assets	$60,721	$63,874
Land	24,008	24,008
Mineral rights, net	373,717	379,638
Intangible assets, net	12,381	12,924
Equity in unconsolidated investment	258,498	257,355
Long-term contract receivable, net	21,973	23,480
Other long-term assets, net	10,668	11,628
Total assets	$761,966	$772,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$930	$909
Accrued liabilities	7,649	12,121
Accrued interest	169	302
Current portion of deferred revenue	4,667	4,341
Current portion of long-term debt, net	14,228	14,192
Total current liabilities	$27,643	$31,865
Deferred revenue	51,275	55,814
Long-term debt, net	87,112	127,876
Other non-current liabilities	5,491	6,244
Total liabilities	$171,521	$221,799
Commitments and contingencies (see Note 13)
Partners’ capital
Common unitholders’ interest (13,138,097 and 13,049,123 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	$579,773	$543,231
General partner’s interest	10,496	9,547
Accumulated other comprehensive income (loss)	176	(1,670)
Total partners’ capital	$590,445	$551,108
Total liabilities and partners' capital	$761,966	$772,907

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2025	2024	2025	2024
Revenues and other income
Royalty and other mineral rights	$44,295	$54,591	$95,555	$121,963
Transportation and processing services	2,551	2,661	6,972	6,088
Equity in earnings of Sisecam Wyoming	2,526	3,645	7,136	9,095
Gain on asset sales and disposals	729	4,643	976	4,808
Total revenues and other income	$50,101	$65,540	$110,639	$141,954

Operating expenses
Operating and maintenance expenses	$4,159	$5,872	$10,935	$11,605
Depreciation, depletion and amortization	3,754	3,324	7,743	7,978
General and administrative expenses	5,597	5,931	12,429	12,258
Asset impairments	—	—	20	—
Total operating expenses	$13,510	$15,127	$31,127	$31,841

Income from operations	$36,591	$50,413	$79,512	$110,113

Interest expense, net	$(2,380)	$(4,349)	$(5,048)	$(7,836)

Net income	$34,211	$46,064	$74,464	$102,277
Less: income attributable to preferred unitholders	—	(1,443)	—	(3,593)
Less: redemption of preferred units	—	(13,666)	—	(13,666)
Net income attributable to common unitholders and the general partner	$34,211	$30,955	$74,464	$85,018

Net income attributable to common unitholders	$33,527	$30,336	$72,975	$83,318
Net income attributable to the general partner	684	619	1,489	1,700

Net income per common unit (see Note 5)
Basic	$2.55	$2.33	$5.56	$6.44
Diluted	2.52	2.29	5.49	6.17

Net income	$34,211	$46,064	$74,464	$102,277
Comprehensive income (loss) from unconsolidated investment and other	(414)	1,239	1,846	2,084
Comprehensive income	$33,797	$47,303	$76,310	$104,361

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Income (Loss)	Capital
Balance at December 31, 2024	13,049	$543,231	$9,547	$(1,670)	$551,108
Net income	—	39,448	805	—	40,253
Distributions to common unitholders and the general partner	—	(25,750)	(526)	—	(26,276)
Issuance of unit-based awards	89	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,175)	—	—	(3,175)
Capital contribution	—	—	187	—	187
Comprehensive income from unconsolidated investment and other	—	—	—	2,260	2,260
Balance at March 31, 2025	13,138	$553,754	$10,013	$590	$564,357
Net income	—	33,527	684	—	$34,211
Distributions to common unitholders and the general partner	—	(9,854)	(201)	—	(10,055)
Unit-based awards amortization and vesting	—	2,346	—	—	2,346
Comprehensive loss from unconsolidated investment and other	—	—	—	(414)	(414)
Balance at June 30, 2025	13,138	$579,773	$10,496	$176	$590,445

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Loss	Capital
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054
Net income (1)	—	55,089	1,124	—	—	56,213
Distributions to common unitholders and the general partner	—	(41,342)	(844)	—	—	(42,186)
Distributions to preferred unitholders	—	(2,107)	(43)	—	—	(2,150)
Issuance of unit-based awards	126	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,971)	—	—	—	(3,971)
Capital contribution	—	—	227	—	—	227
Warrant settlements	199	(36,650)	(748)	(18,291)	—	(55,689)
Comprehensive income from unconsolidated investment and other	—	—	—	—	845	845
Balance at March 31, 2024	12,960	$474,095	$7,721	$4,804	$(2,277)	$484,343
Net income (2)	—	45,142	922	—	—	46,064
Redemption of preferred units	—	(13,393)	(273)	—	—	(13,666)
Distributions to common unitholders and the general partner	—	(9,787)	(200)	—	—	(9,987)
Distributions to preferred unitholders	—	(2,590)	(53)	—	—	(2,643)
Unit-based awards amortization and vesting	—	2,502	—	—	—	2,502
Capital contribution	—	—	555	—	—	555
Warrant settlements	89	(5,092)	(104)	(4,804)	—	(10,000)
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,239	1,239
Balance at June 30, 2024	13,049	$490,877	$8,568	$—	$(1,038)	$498,407

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

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$74,464	$102,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,743	7,978
Distributions from unconsolidated investment	7,840	21,794
Equity earnings from unconsolidated investment	(7,136)	(9,095)
Gain on asset sales and disposals	(976)	(4,808)
Asset impairments	20	—
Bad debt expense	(869)	(520)
Unit-based compensation expense	5,379	5,876
Amortization of debt issuance costs and other	(449)	(948)
Change in operating assets and liabilities:
Accounts receivable	3,461	12,351
Accounts payable	20	49
Accrued liabilities	(5,694)	(6,309)
Accrued interest	(134)	(265)
Deferred revenue	(4,213)	1,927
Other items, net	547	(2,179)
Net cash provided by operating activities	$80,003	$128,128

Cash flows from investing activities
Proceeds from asset sales and disposals	$977	$4,808
Return of long-term contract receivable	1,414	1,306
Net cash provided by investing activities	$2,391	$6,114

Cash flows from financing activities
Debt borrowings	$33,700	$129,850
Debt repayments	(74,500)	(74,696)
Distributions to common unitholders and the general partner	(36,331)	(52,173)
Distributions to preferred unitholders	—	(4,793)
Redemption of preferred units	—	(40,000)
Warrant settlements (see Note 3)	—	(65,689)
Other items, net	(5,363)	(6,390)
Net cash used in financing activities	$(82,494)	$(113,891)

Net increase (decrease) in cash and cash equivalents	$(100)	$20,351
Cash and cash equivalents at beginning of period	30,444	11,989
Cash and cash equivalents at end of period	$30,344	$32,340

Supplemental cash flow information:
Cash paid for interest	$5,096	$7,666

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Coal royalty revenues	$31,543	$39,685	$67,041	$86,503
Production lease minimum revenues	123	412	2,848	1,336
Minimum lease straight-line revenues	4,050	4,126	8,100	8,297
Oil and gas royalty revenues	1,981	1,999	4,425	5,639
Carbon neutral revenues	290	2,200	885	4,361
Property tax revenues	1,519	1,545	3,156	3,437
Wheelage revenues	2,543	2,338	4,281	5,010
Coal overriding royalty revenues	456	668	1,336	1,837
Lease amendment revenues	656	712	1,311	1,414
Aggregates royalty revenues	906	730	1,759	1,502
Other revenues	228	176	413	829
Royalty and other mineral rights revenues	$44,295	$54,591	$95,555	$120,165
Transportation and processing services revenues	2,029	2,085	5,914	4,921
Total Mineral Rights segment revenues from contracts with customers	$46,324	$56,676	$101,469	$125,086

The following table details the Partnership's Mineral Rights segment contract assets and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2025	2024
Contract assets
Accounts receivable, net	$24,852	$27,358
Other current assets, net	545	—
Other long-term assets, net	1,855	2,352

Contract liabilities
Accounts payable	$330	$125
Current portion of deferred revenue	4,667	4,341
Deferred revenue	51,275	55,814

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Six Months Ended June 30,
(In thousands)	2025	2024
Balance at beginning of period (current and non-current)	$60,155	$42,955
Increase due to minimums and lease amendment fees	7,836	11,151
Recognition of previously deferred revenue	(12,049)	(9,224)
Balance at end of period (current and non-current)	$55,942	$44,882

The Partnership's non-cancellable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  June 30, 2025 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.0	$13,249
5 - 10 years	4.8	16,922
10+ years	10.8	26,309
Total	6.9	$56,480

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Class A Convertible Preferred Units and Warrants

During the three and six months ended June 30, 2024, the Partnership executed a negotiated transaction with the holders of the Class A Convertible Preferred Units (the "preferred units") pursuant to which the Partnership repurchased an aggregate of 40,000 preferred units for $40.0 million in cash. In 2024, all remaining preferred units were redeemed and none of the Partnership's preferred units remained outstanding as of  June 30, 2025 and December 31, 2024.

During the three and six months ended June 30, 2024, the Partnership settled a total of 320,335 and 1,540,000 warrants to purchase common units ("warrants") with a strike price of $34.00. These warrants were settled on a net basis for a total of $65.7 million in cash and 287,826 common units. In 2024, all remaining warrants were settled and none of the Partnership's warrants remained outstanding as of June 30, 2025 and December 31, 2024.

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

Income available to common unitholders and the general partner was reduced by $1.4 million and $3.6 million in preferred unit distributions that accumulated during the three and six months ended June 30, 2024, respectively. Income available to common unitholders and the general partner was also reduced by $13.7 million during the three and six months ended June 30, 2024, which represents the difference between the fair value of the consideration paid upon redemption of the preferred units and the carrying value of the preferred units.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the six months ended June 30, 2025 and 2024, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2025
February	October 1 - December 31, 2024	$0.75	$10,055	$—	$—
March (2)	Special Distribution	1.21	16,221	—	—
May	January 1 - March 31, 2025	0.75	10,055	—	—

2024
February	October 1 - December 31, 2023	$0.75	$9,918	$30.00	$2,150
March (3)	Special Distribution	2.44	32,268	—	—
May	January 1 - March 31, 2024	0.75	9,987	30.00	2,150
May (4)	April 1 - May 8, 2024	—	—	12.33	493

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2024.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2023.
(4)	Relates to accrued distribution paid upon the redemption of 40,000 units in May 2024.

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

The dilutive effect of the preferred units in 2024 was calculated using the if-converted method. Under the if-converted method, the preferred units were assumed to be converted at the beginning of the period, and the resulting common units were included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period were added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income for the three months ended June 30, 2024 did not include the assumed conversion of the remaining preferred units as the inclusion of these units would be anti-dilutive. The calculation of diluted net income per common unit for the six months ended June 30, 2024 included the assumed conversion of the preferred units that remained outstanding during the respective period. The calculation of diluted net income for the three and six months ended June 30, 2024 does not include the assumed conversion of the preferred units that were redeemed during the three and six months ended June 30, 2024 as the inclusion of these units would be anti-dilutive.

The dilutive effect of the warrants in 2024 was calculated using the treasury stock method, which assumed that the proceeds from the exercise of these instruments were used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and six months ended June 30, 2024 included the net settlement of the warrants for the period during which they were outstanding.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2025	2024	2025	2024
Basic net income per common unit
Net income attributable to common unitholders	$33,527	$30,336	$72,975	$83,318
Weighted average common units—basic	13,138	13,032	13,118	12,932
Basic net income per common unit	$2.55	$2.33	$5.56	$6.44

Diluted net income per common unit
Weighted average common units—basic	13,138	13,032	13,118	12,932
Plus: dilutive effect of preferred units	—	—	—	563
Plus: dilutive effect of warrants	—	35	—	278
Plus: dilutive effect of unvested unit-based awards	153	200	180	233
Weighted average common units—diluted	13,291	13,267	13,298	14,006

Net income	$34,211	$46,064	$74,464	$102,277
Less: income attributable to preferred unitholders	—	(1,443)	—	(493)
Less: redemption of preferred units	—	(13,666)	—	(13,666)
Diluted net income attributable to common unitholders and the general partner	$34,211	$30,955	$74,464	$88,118
Less: diluted net income attributable to the general partner	(684)	(619)	(1,489)	(1,762)
Diluted net income attributable to common unitholders	$33,527	$30,336	$72,975	$86,356

Diluted net income per common unit	$2.52	$2.29	$5.49	$6.17

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Segment Information

The Partnership's segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. and that are managed accordingly. NRP has the following two operating segments:

Mineral Rights—consists of mineral interests and other subsurface rights across the United States. NRP's ownership provides critical inputs for the manufacturing of steel, electricity, and basic building materials, as well as opportunities for carbon sequestration and renewable energy.

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

NRP’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and President and Chief Operating Officer. They evaluate the Partnership’s performance through a review of the segments’ net income and free cash flow as compared to budget and utilize this information to assess the segments’ performance and allocate resources. NRP does not conduct operations on any of its assets or directly engage in any type of industrial activity. Instead, it leases its mineral and other rights to companies that conduct operations on its properties in exchange for paying royalties and other fees to the Partnership. Operating expenses, capital costs and other liabilities arising out of production activities are borne entirely by NRP's lessees. In the case of its soda ash investment, operations are managed by NRP's partner, Sisecam Chemicals Wyoming LLC. NRP has determined its significant segment expenses to be its employee related expenses, including compensation (salaries, benefits and bonus) and long-term incentive compensation as well as interest expense and property tax expense. The Partnership is responsible for paying property taxes on the properties it owns. Typically, NRP's lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties and this reimbursement amount is included within the Mineral Rights segment revenues. Reclassifications have been made to prior year amounts to conform with current year presentation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables summarize certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended June 30, 2025
Revenues	$46,846	$—	$—	$46,846
Equity in earnings of Sisecam Wyoming	—	2,526	—	2,526
Gain on asset sales and disposals	729	—	—	729
Total revenues and other income	$47,575	$2,526	$—	$50,101
Less:
Compensation (salaries, benefits and bonus)	$1,683	$—	$1,847	$3,530
Long-term incentive compensation (1)	458	—	2,237	2,695
Property taxes	1,767	—	—	1,767
Depreciation, depletion and amortization	3,748	—	6	3,754
Interest expense, net (2)	—	—	2,380	2,380
Other segment items (3)	228	24	1,512	1,764
Net income (loss)	$39,691	$2,502	$(7,982)	$34,211

For the Three Months Ended June 30, 2024
Revenues	$57,252	$—	$—	$57,252
Equity in earnings of Sisecam Wyoming	—	3,645	—	3,645
Gain on asset sales and disposals	4,643	—	—	4,643
Total revenues and other income	$61,895	$3,645	$—	$65,540
Less:
Compensation (salaries, benefits and bonus)	$1,802	$—	$1,808	$3,610
Long-term incentive compensation (4)	410	—	2,479	2,889
Property taxes	1,738	—	—	1,738
Depreciation, depletion and amortization	3,320	—	4	3,324
Interest expense, net (2)	—	—	4,349	4,349
Other segment items (3)	1,896	26	1,644	3,566
Net income (loss)	$52,729	$3,619	$(10,284)	$46,064

(1)	Long-term incentive compensation for the three months ended June 30, 2025 includes (1) Mineral Rights segment: $0.3 million of equity compensation and $0.1 million of cash compensation; (2) Corporate & Financing segment: $2.2 million of equity compensation and $0.1 million of cash compensation.
(2)	Included in interest expense, net was $0.2 million and $0.1 million of interest income for the three months ended June 30, 2025 and 2024, respectively.
(3)	Other segment items in the Mineral Rights segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees and bad debt expense. Other segment items in the Soda Ash segment primarily include professional fees. Other segment items in the Corporate and Financing segment primarily include: insurance, legal, information technology, shared facility services, rent and professional fees.
(4)	Long-term incentive compensation for the three months ended June 30, 2024 includes (1) Mineral Rights segment: $0.4 million of equity compensation and $0.05 million of cash compensation; (2) Corporate & Financing segment: $2.4 million of equity compensation and $0.1 million of cash compensation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Six Months Ended June 30, 2025
Revenues	$102,527	$—	$—	$102,527
Equity in earnings of Sisecam Wyoming	—	7,136	—	7,136
Gain on asset sales and disposals	976	—	—	976
Total revenues and other income	$103,503	$7,136	$—	$110,639
Less:
Compensation (salaries, benefits and bonus)	$3,621	$—	$3,956	$7,577
Long-term incentive compensation (1)	922	—	4,498	5,420
Property taxes	3,559	—	—	3,559
Depreciation, depletion and amortization	7,733	—	10	7,743
Asset impairments	20	—	—	20
Interest expense, net (2)	—	—	5,048	5,048
Other segment items (3)	2,749	84	3,975	6,808
Net income (loss)	$84,899	$7,052	$(17,487)	$74,464
As of June 30, 2025
Total assets	$497,971	$258,498	$5,497	$761,966

For the Six Months Ended June 30, 2024
Revenues	$128,051	$—	$—	$128,051
Equity in earnings of Sisecam Wyoming	—	9,095	—	9,095
Gain on asset sales and disposals	4,808	—	—	4,808
Total revenues and other income	$132,859	$9,095	$—	$141,954
Less:
Compensation (salaries, benefits and bonus)	$3,778	$—	$3,533	$7,311
Long-term incentive compensation (4)	915	—	4,889	5,804
Property taxes	3,905	—	—	3,905
Depreciation, depletion and amortization	7,969	—	9	7,978
Interest expense, net (2)	—	—	7,836	7,836
Other segment items (3)	2,919	88	3,836	6,843
Net income (loss)	$113,373	$9,007	$(20,103)	$102,277
As of December 31, 2024
Total assets	$509,127	$257,355	$6,425	$772,907

(1)	Long-term incentive compensation for the six months ended June 30, 2025 includes (1) Mineral Rights segment: $0.6 million of equity compensation and $0.3 million of cash compensation; (2) Corporate & Financing segment: $4.3 million of equity compensation and $0.2 million of cash compensation.
(2)	Included in interest expense, net was $0.5 million and $0.1 million of interest income for the six months ended June 30, 2025 and 2024, respectively.
(3)	Other segment items in the Mineral Rights segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees and bad debt expense. Other segment items in the Soda Ash segment primarily include professional fees. Other segment items in the Corporate and Financing segment primarily include: insurance, legal, information technology, shared facility services, rent and professional fees.
(4)	Long-term incentive compensation for the six months ended June 30, 2024 includes (1) Mineral Rights segment: $0.7 million of equity compensation and $0.2 million of cash compensation; (2) Corporate & Financing segment: $4.7 million of equity compensation and $0.2 million of cash compensation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$261,286	$268,634	$257,355	$276,549
Income allocation to NRP’s equity interests (1)	3,652	4,757	9,416	11,403
Amortization of basis difference	(1,126)	(1,111)	(2,279)	(2,307)
Other comprehensive income (loss)	(414)	1,239	1,846	2,084
Distributions	(4,900)	(7,584)	(7,840)	(21,794)
Balance at end of period	$258,498	$265,935	$258,498	$265,935

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $0.0 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively and $1.3 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net sales	$136,598	$146,979	$289,907	$277,410
Gross profit	15,170	17,475	34,203	38,608
Net income	7,452	9,709	19,216	23,272

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	June 30, 2025			December 31, 2024
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$653,808	$(297,928)	$355,880	$660,961	$(299,404)	$361,557
Aggregates properties	8,655	(4,214)	4,441	8,655	(4,065)	4,590
Oil and gas royalty properties	12,354	(10,488)	1,866	12,354	(10,394)	1,960
Other	13,142	(1,612)	11,530	13,143	(1,612)	11,531
Total mineral rights, net	$687,959	$(314,242)	$373,717	$695,113	$(315,475)	$379,638

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.5 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively and $7.2 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable minerals or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analyses, NRP recorded an immaterial impairment expense during the six months ended June 30, 2025.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2025	2024
Opco Credit Facility	$72,884	$113,684
Opco Senior Notes
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	$22,841	$22,841
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	5,822	5,822
Total Opco Senior Notes	$28,663	$28,663
Total debt at face value	$101,547	$142,347
Net unamortized debt issuance costs	(207)	(279)
Total debt, net	$101,340	$142,068
Less: current portion of long-term debt	(14,228)	(14,192)
Total long-term debt, net	$87,112	$127,876

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of June 30, 2025 and December 31, 2024, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x. As of June 30, 2025, this ratio was 0.5x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of June 30, 2025, this ratio was 14.2x.

As of December 31, 2024, the Partnership had $113.7 million in borrowings outstanding under the Opco Credit Facility and $86.3 million of available borrowing capacity. During the six months ended June 30, 2025, the Partnership borrowed $33.7 million and repaid $74.5 million, resulting in $72.9 million in borrowings outstanding under the Opco Credit Facility and $127.1 million of available borrowing capacity as of June 30, 2025. During the six months ended June 30, 2024, the Partnership borrowed $129.9 million and repaid $58.0 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended June 30, 2025 and 2024 was 7.93% and 8.92%, respectively. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the six months ended June 30, 2025 and 2024 was 7.93% and 8.93%, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $296.1 million and $302.8 million classified as mineral rights, net and other long-term assets, net and $22.0 million and $23.5 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2025, the 5.03% and 5.18% Opco Senior Notes remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of both  June 30, 2025 and December 31, 2024, the Opco Senior Notes had cumulative principal balances of $28.7 million. Opco made mandatory principal payments of $0.0 million and $16.7 during the six months ended June 30, 2025 and 2024, respectively. These Opco Senior Notes will be fully repaid in December 2026.

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

The following table shows the carrying value and estimated fair value of the Partnership's contract receivable and debt:

		June 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$24,929	$21,965	$26,321	$22,776

Debt:
Opco Senior Notes (2)	3	$28,456	$27,891	$28,384	$27,498
Opco Credit Facility (3)	3	72,884	72,884	113,684	113,684

(1)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at June 30, 2025 and December 31, 2024.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.

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

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Operating and maintenance expenses	$1,515	$1,703	$3,308	$3,469
General and administrative expenses	1,313	1,297	2,882	2,821

The Partnership had accounts payable to related parties of $0.4 million and $0.6 million on its Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively. The Partnership had other current assets of $0.1 and $0.2 million on its Consolidated Balance Sheets related to a prepaid expense at  June 30, 2025 and December 31, 2024, respectively.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at both  June 30, 2025 and December 31, 2024.

During the three months ended June 30, 2025 and 2024, the Partnership recognized $0.1 million and $0.01 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $0.2 million and $0.04 million during the six months ended June 30, 2025 and 2024, respectively. The Partnership had $0.1 million in accounts payable on its Consolidated Balance Sheets at June 30, 2025 related to this agreement as well as $1.1 million and $0.5 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement at June 30, 2025 and December 31, 2024, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$13,184	28%	$17,887	31%	$26,360	26%	$38,789	30%
Foresight Energy Resources LLC ("Foresight") (1)	$9,796	21%	$9,736	17%	$26,256	26%	$22,582	18%
Alabama Kanu Holdings, LLC (1) (2)	$5,284	11%	$7,452	13%	$8,543	8%	$14,201	11%

(1)	Revenues from Alpha Metallurgical Resources, Inc. Foresight and Alabama Kanu Holdings, LLC are included within the Partnership's Mineral Rights segment.
(2)	Alabama Kanu Holdings, LLC purchased Hatfield Metallurgical Holdings, LLC in August 2024.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

14.    Unit-Based Compensation

During the six months ended June 30, 2025 and 2024, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during the six months ended June 30, 2025 and 2024 was $6.8 million and $6.7 million, respectively, which included a grant date fair value of $2.5 million for the market-based awards valued using a Monte Carlo simulation during both the six months ended June 30, 2025 and 2024. Total unit-based compensation expense associated with these awards was $2.7 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, and $5.4 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of June 30, 2025 was $11.5 million, which will be recognized over a weighted average period of 1.8 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2024 was $9.5 million. The Partnership paid $5.5 million and $6.4 million in cash during the six months ended  June 30, 2025 and 2024, respectively, for taxes on the unit-based award settlements during the respective years. These cash payments are included in other items, net under cash flows from financing activities on the Partnership's Consolidated Statements of Cash Flows.

A summary of the unit activity in the outstanding grants during 2025 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2025	350	$60.81
Granted	57	$117.98
Fully vested and issued	(141)	$50.33
Outstanding at June 30, 2025	266	$78.68

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

As of June 30, 2025 and December 31, 2024, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	June 30, 2025			December 31, 2024
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$32,456	$(2,795)	$29,661	$37,270	$(4,425)	$32,845
Long-term contract receivable	22,761	(788)	21,973	24,323	(843)	23,480
Total	$55,217	$(3,583)	$51,634	$61,593	$(5,268)	$56,325

NRP recorded reversals of $1.4 million and $0.0 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended June 30, 2025 and 2024, respectively, and reversals of $1.7 million and $0.8 million during the six months ended June 30, 2025 and 2024, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

16.    Subsequent Events

The following represents material events that have occurred subsequent to June 30, 2025 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit Distributions

In August 2025, the Board of Directors declared a distribution of $0.75 per common unit with respect to the second quarter of 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and six month periods ended June 30, 2025 and 2024 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2024.

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

Mineral Rights—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, our ownership would cover roughly 20,000 square miles, including 3.5 million acres of underground pore space for the sequestration of carbon dioxide. Our assets provide critical inputs for the manufacturing of steel, electricity, building materials, and components used in the generation of renewable energy.

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

Our financial results by segment for the six months ended June 30, 2025 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$103,503	$7,136	$—	$110,639
Net income (loss)	$84,899	$7,052	$(17,487)	$74,464
Adjusted EBITDA (1)	$92,652	$7,756	$(12,429)	$87,979

Cash flow provided by (used in) continuing operations
Operating activities	$88,799	$7,755	$(16,551)	$80,003
Investing activities	$2,391	$—	$—	$2,391
Financing activities	$(841)	$—	$(81,653)	$(82,494)
Distributable cash flow (1)	$91,190	$7,755	$(16,551)	$82,394
Free cash flow (1)	$90,213	$7,755	$(16,551)	$81,417

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $80.0 million of operating cash flow and $81.4 million of free cash flow during the six months ended June 30, 2025, and ended the quarter with $157.5 million of liquidity consisting of $30.3 million of cash and cash equivalents and $127.1 million of available borrowing capacity under our Opco Credit Facility. As of June 30, 2025 our leverage ratio was 0.5 x.

In February 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2024. In March 2025, we paid a special cash distribution of $1.21 per common unit of NRP to help cover unitholder tax liabilities associated with owning NRP's common units in 2024. In May 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2025. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the six months ended June 30, 2025 decreased $29.4 million, or 22%, as compared to the prior year period. Cash provided by operating activities and free cash flow during the six months ended June 30, 2025 decreased by $37.2 million and $37.1 million, respectively, as compared to the prior year period. These decreases were primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year period.

Metallurgical and thermal coal prices remained weak throughout the quarter, and we expect muted pricing for both commodities for the remainder of 2025. Stagnant global steel demand and regulatory uncertainty continue to impact metallurgical coal markets and more than substantial thermal coal inventory levels at domestic power plants continue to stifle domestic thermal markets.

We continue to explore carbon neutral revenue opportunities across our mineral and surface assets. While the timing and likelihood of additional cash flows from carbon neutral activities such as the sequestration of carbon dioxide underground and in standing forests, lithium production, and electric generation via renewable energy sources is uncertain, we believe our vast ownership footprint throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us.

Soda Ash Business Segment

Revenues and other income during the six months ended June 30, 2025 decreased $2.0 million, or 22%, as compared to the prior year period primarily due to lower sales prices in 2025.

Cash provided by operating activities and free cash flow during the six months ended June 30, 2025 each decreased $14.0 million as compared to the prior year period due to lower cash distributions received from Sisecam Wyoming in the first half of 2025.

The soda ash market remains significantly oversupplied due to the substantial increase in global capacity in recent years, as well as weakening demand for flat glass due to sluggish global construction activity and decreased demand for new automobiles and solar panels. We believe international soda ash prices are at or below the cost of production for many operators and expect this weak pricing environment to continue for the foreseeable future until high-cost supply is forced out of the market or global soda ash demand growth catches up with supply. We expect distributions from Sisecam Wyoming to remain below historical norms for the foreseeable future.

Results of Operations

Second Quarter of 2025 and 2024 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended June 30,			Percentage
Operating Segment (In thousands)	2025	2024	Decrease	Change
Mineral Rights	$47,575	$61,895	$(14,320)	(23)%
Soda Ash	2,526	3,645	(1,119)	(31)%
Total	$50,101	$65,540	$(15,439)	(24)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2025	2024	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	132	129	3	2%
Central	3,195	3,456	(261)	(8)%
Southern	548	709	(161)	(23)%
Total Appalachia	3,875	4,294	(419)	(10)%
Illinois Basin	1,637	1,342	295	22%
Northern Powder River Basin	426	567	(141)	(25)%
Gulf Coast	176	435	(259)	(60)%
Total coal sales volumes	6,114	6,638	(524)	(8)%

Coal royalty revenue per ton
Appalachia
Northern	$1.91	$4.74	$(2.83)	(60)%
Central	6.41	7.34	(0.93)	(13)%
Southern	8.53	10.19	(1.66)	(16)%
Illinois Basin	2.21	2.47	(0.26)	(11)%
Northern Powder River Basin	5.73	4.99	0.74	15%
Gulf Coast	0.80	0.77	0.03	4%
Combined average coal royalty revenue per ton	5.17	5.98	(0.81)	(14)%

Coal royalty revenues
Appalachia
Northern	$252	$612	$(360)	(59)%
Central	20,494	25,378	(4,884)	(19)%
Southern	4,676	7,226	(2,550)	(35)%
Total Appalachia	25,422	33,216	(7,794)	(23)%
Illinois Basin	3,610	3,312	298	9%
Northern Powder River Basin	2,443	2,831	(388)	(14)%
Gulf Coast	140	336	(196)	(58)%
Unadjusted coal royalty revenues	31,615	39,695	(8,080)	(20)%
Coal royalty adjustment for minimum leases	(72)	(10)	(62)	(620)%
Total coal royalty revenues	$31,543	$39,685	$(8,142)	(21)%

Other revenues
Production lease minimum revenues	$123	$412	$(289)	(70)%
Minimum lease straight-line revenues	4,050	4,126	(76)	(2)%
Oil and gas royalty revenues	1,981	1,999	(18)	(1)%
Carbon neutral revenues	290	2,200	(1,910)	(87)%
Property tax revenues	1,519	1,545	(26)	(2)%
Wheelage revenues	2,543	2,338	205	9%
Coal overriding royalty revenues	456	668	(212)	(32)%
Lease amendment revenues	656	712	(56)	(8)%
Aggregates royalty revenues	906	730	176	24%
Other revenues	228	176	52	30%
Total other revenues	$12,752	$14,906	$(2,154)	(14)%
Royalty and other mineral rights	$44,295	$54,591	$(10,296)	(19)%
Transportation and processing services revenues	2,551	2,661	(110)	(4)%
Gain on asset sales and disposals	729	4,643	(3,914)	(84)%
Total Mineral Rights segment revenues and other income	$47,575	$61,895	$(14,320)	(23)%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 55% of coal royalty sales volumes were derived from metallurgical coal during the three months ended June 30, 2025. Total coal royalty revenues decreased $8.1 million as compared to the prior year quarter primarily due to lower metallurgical coal sales prices and volumes during the three months ended June 30, 2025 as compared to the prior year quarter.

Other Revenues

Other revenues decreased $2.2 million primarily as a result of a non-recurring carbon neutral transaction in the second quarter of 2024.

Gain on Asset Sales and Disposals

Gain on asset sales and disposals decreased $3.9 million during the three months ended June 30, 2025 as compared to the prior year quarter primarily as a result of a coal property condemnation in the second quarter of 2024.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $1.1 million as compared to the prior year quarter primarily due to lower sales prices in 2025.

Interest Expense, Net

Interest expense, net, decreased $2.0 million primarily due to lower borrowings outstanding on the Opco Credit Facility during the three months ended June 30, 2025 as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2025
Net income (loss)	$39,691	$2,502	$(7,982)	$34,211
Less: equity earnings from unconsolidated investment	—	(2,526)	—	(2,526)
Add: total distributions from unconsolidated investment	—	4,900	—	4,900
Add: interest expense, net	—	—	2,380	2,380
Add: depreciation, depletion and amortization	3,748	—	6	3,754
Adjusted EBITDA	$43,439	$4,876	$(5,596)	$42,719

June 30, 2024
Net income (loss)	$52,729	$3,619	$(10,284)	$46,064
Less: equity earnings from unconsolidated investment	—	(3,645)	—	(3,645)
Add: total distributions from unconsolidated investment	—	7,584	—	7,584
Add: interest expense, net	—	—	4,349	4,349
Add: depreciation, depletion and amortization	3,320	—	4	3,324
Adjusted EBITDA	$56,049	$7,558	$(5,931)	$57,676

Net income decreased $11.9 million as compared to the prior year quarter primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $15.0 million as compared to the prior year quarter primarily due to a $12.6 million decrease in Adjusted EBITDA within our Mineral Rights segment driven by the lower revenues and other income as discussed above in addition to a $2.7 million decrease in Adjusted EBITDA within our Soda Ash segment driven by a lower cash distribution received from Sisecam Wyoming in the second quarter of 2025.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2025
Cash flow provided by (used in)
Operating activities	$45,576	$4,875	$(4,872)	$45,579
Investing activities	1,444	—	—	1,444
Financing activities	—	—	(47,555)	(47,555)

June 30, 2024
Cash flow provided by (used in)
Operating activities	$56,234	$7,557	$(7,162)	$56,629
Investing activities	5,302	—	—	5,302
Financing activities	—	—	(40,581)	(40,581)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2025
Net cash provided by (used in) operating activities	$45,576	$4,875	$(4,872)	$45,579
Add: proceeds from asset sales and disposals	730	—	—	730
Add: return of long-term contract receivable	714	—	—	714
Distributable cash flow	$47,020	$4,875	$(4,872)	$47,023
Less: proceeds from asset sales and disposals	(730)	—	—	(730)
Free cash flow	$46,290	$4,875	$(4,872)	$46,293

June 30, 2024
Net cash provided by (used in) operating activities	$56,234	$7,557	$(7,162)	$56,629
Add: proceeds from asset sales and disposals	4,643	—	—	4,643
Add: return of long-term contract receivable	659	—	—	659
Distributable cash flow	$61,536	$7,557	$(7,162)	$61,931
Less: proceeds from asset sales and disposals	(4,643)	—	—	(4,643)
Free cash flow	$56,893	$7,557	$(7,162)	$57,288

Operating cash flow, DCF and FCF decreased $11.1 million, $14.9 million and $11.0 million, respectively, as compared to the prior year quarter. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $10.7 million, $14.5 million and $10.6 million, respectively, primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year quarter. DCF was also impacted by a $3.9 million decrease in proceeds from asset sales resulting from a coal property condemnation in the second quarter of 2024.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF each decreased $2.7 million as compared to the prior year quarter primarily due to a lower cash distribution received from Sisecam Wyoming in the second quarter of 2025.

•	Corporate and Financing Segment
◦	Operating cash flow, DCF and FCF each improved by $2.3 million as compared to the prior year quarter primarily due to lower cash paid for interest in the second quarter of 2025.

First Six Months of 2025 and 2024 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Six Months Ended June 30,			Percentage
Operating Segment (In thousands)	2025	2024	Decrease	Change
Mineral Rights	$103,503	$132,859	$(29,356)	(22)%
Soda Ash	7,136	9,095	(1,959)	(22)%
Total	$110,639	$141,954	$(31,315)	(22)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2025	2024	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	256	246	10	4%
Central	6,501	7,170	(669)	(9)%
Southern	844	1,279	(435)	(34)%
Total Appalachia	7,601	8,695	(1,094)	(13)%
Illinois Basin	4,979	3,375	1,604	48%
Northern Powder River Basin	1,342	1,516	(174)	(11)%
Gulf Coast	413	700	(287)	(41)%
Total coal sales volumes	14,335	14,286	49	0%

Coal royalty revenue per ton
Appalachia
Northern	$1.70	$3.37	$(1.67)	(50)%
Central	6.29	7.72	(1.43)	(19)%
Southern	8.76	10.81	(2.05)	(19)%
Illinois Basin	2.36	2.53	(0.17)	(7)%
Northern Powder River Basin	4.93	4.90	0.03	1%
Gulf Coast	0.78	0.77	0.01	1%
Combined average coal royalty revenue per ton	4.70	6.06	(1.36)	(22)%

Coal royalty revenues
Appalachia
Northern	$435	$830	$(395)	(48)%
Central	40,920	55,370	(14,450)	(26)%
Southern	7,394	13,828	(6,434)	(47)%
Total Appalachia	48,749	70,028	(21,279)	(30)%
Illinois Basin	11,751	8,523	3,228	38%
Northern Powder River Basin	6,612	7,430	(818)	(11)%
Gulf Coast	324	536	(212)	(40)%
Unadjusted coal royalty revenues	67,436	86,517	(19,081)	(22)%
Coal royalty adjustment for minimum leases	(395)	(14)	(381)	(2,721)%
Total coal royalty revenues	$67,041	$86,503	$(19,462)	(22)%

Other revenues
Production lease minimum revenues	$2,848	$1,336	$1,512	113%
Minimum lease straight-line revenues	8,100	8,297	(197)	(2)%
Oil and gas royalty revenues	4,425	5,639	(1,214)	(22)%
Carbon neutral revenues	885	4,361	(3,476)	(80)%
Property tax revenues	3,156	3,437	(281)	(8)%
Wheelage revenues	4,281	5,010	(729)	(15)%
Coal overriding royalty revenues	1,336	1,837	(501)	(27)%
Lease amendment revenues	1,311	1,414	(103)	(7)%
Aggregates royalty revenues	1,759	1,502	257	17%
Other revenues	413	2,627	(2,214)	(84)%
Total other revenues	$28,514	$35,460	$(6,946)	(20)%
Royalty and other mineral rights	$95,555	$121,963	$(26,408)	(22)%
Transportation and processing services revenues	6,972	6,088	884	15%
Gain on asset sales and disposals	976	4,808	(3,832)	(80)%
Total Mineral Rights segment revenues and other income	$103,503	$132,859	$(29,356)	(22)%

Coal Royalty Revenues

Approximately 60% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the six months ended June 30, 2025. Total coal royalty revenues decreased $19.5 million as compared to the prior year period primarily due to lower metallurgical coal sales prices and volumes during the six months ended June 30, 2025, as compared to the prior year period.

Other Revenues

Other revenues decreased $6.9 million during the six months ended June 30, 2025 as compared to the prior year period primarily due to a $3.5 million decrease in carbon neutral revenues primarily as a result of a non-recurring carbon neutral transaction in the second quarter of 2024, in addition to a $2.2 million decrease in other revenues.

Gain on Asset Sales and Disposals

Gain on asset sales and disposals decreased $3.8 million during the six months ended June 30, 2025 as compared to the prior year period primarily as a result of a coal property condemnation in the second quarter of 2024.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $2.0 million during the six months ended June 30, 2025 as compared to the prior year period primarily due to lower sales prices in 2025.

Interest Expense, Net

Interest expense, net, decreased $2.8 million during the six months ended June 30, 2025 as compared to the prior year period primarily due to lower borrowings outstanding on the Opco Credit Facility during the six months ended June 30, 2025.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2025
Net income (loss)	$84,899	$7,052	$(17,487)	$74,464
Less: equity earnings from unconsolidated investment	—	(7,136)	—	(7,136)
Add: total distributions from unconsolidated investment	—	7,840	—	7,840
Add: interest expense, net	—	—	5,048	5,048
Add: depreciation, depletion and amortization	7,733	—	10	7,743
Add: asset impairments	20	—	—	20
Adjusted EBITDA	$92,652	$7,756	$(12,429)	$87,979

June 30, 2024
Net income (loss)	$113,373	$9,007	$(20,103)	$102,277
Less: equity earnings from unconsolidated investment	—	(9,095)	—	(9,095)
Add: total distributions from unconsolidated investment	—	21,794	—	21,794
Add: interest expense, net	—	—	7,836	7,836
Add: depreciation, depletion and amortization	7,969	—	9	7,978
Adjusted EBITDA	$121,342	$21,706	$(12,258)	$130,790

Net income decreased $27.8 million as compared to the prior year period primarily due to the decrease in revenues and other income as discussed above. Adjusted EBITDA decreased $42.8 million as compared to the prior year period primarily due to a $28.7 million decrease in Adjusted EBITDA within our Mineral Rights segment driven by the lower revenues and other income as discussed above in addition to a $14.0 million decrease in Adjusted EBITDA within our Soda Ash segment driven by lower cash distributions received from Sisecam Wyoming in the first half of 2025.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2025
Cash flow provided by (used in)
Operating activities	$88,799	$7,755	$(16,551)	$80,003
Investing activities	2,391	—	—	2,391
Financing activities	(841)	—	(81,653)	(82,494)

June 30, 2024
Cash flow provided by (used in)
Operating activities	$125,983	$21,705	$(19,560)	$128,128
Investing activities	6,114	—	—	6,114
Financing activities	(1,086)	—	(112,805)	(113,891)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2025
Net cash provided by (used in) operating activities	$88,799	$7,755	$(16,551)	$80,003
Add: proceeds from asset sales and disposals	977	—	—	977
Add: return of long-term contract receivable	1,414	—	—	1,414
Distributable cash flow	$91,190	$7,755	$(16,551)	$82,394
Less: proceeds from asset sales and disposals	(977)	—	—	(977)
Free cash flow	$90,213	$7,755	$(16,551)	$81,417

June 30, 2024
Net cash provided by (used in) operating activities	$125,983	$21,705	$(19,560)	$128,128
Add: proceeds from asset sales and disposals	4,808	—	—	4,808
Add: return of long-term contract receivable	1,306	—	—	1,306
Distributable cash flow	$132,097	$21,705	$(19,560)	$134,242
Less: proceeds from asset sales and disposals	(4,808)	—	—	(4,808)
Free cash flow	$127,289	$21,705	$(19,560)	$129,434

Operating cash flow, DCF and FCF decreased $48.1 million, $51.8 million and $48.0 million, respectively, as compared to the prior year period. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $37.2 million, $40.9 million and $37.1 million, respectively, primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year period. DCF was also impacted by the $3.8 million decrease in proceeds from asset sales resulting from a coal property condemnation in the second quarter of 2024.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF each decreased $14.0 million during the six months ended June 30, 2025 as compared to the prior year period primarily due to lower cash distributions received from Sisecam Wyoming in the first half of 2025.

•	Corporate and Financing Segment
◦	Operating cash flow, DCF and FCF each decreased $3.0 million primarily due to lower cash paid for interest during the six months ended June 30, 2025 as compared to the prior year period.

Liquidity and Capital Resources

Current Liquidity

As of June 30, 2025, we had total liquidity of $157.5 million, consisting of $30.3 million of cash and cash equivalents and $127.1 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including $14.3 million of principal repayments on Opco’s senior notes, throughout the remainder of 2025. The following table calculates our leverage ratio as of June 30, 2025:

	For the Three Months Ended
(In thousands)	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	Last 12 Months
Net income	$38,595	$42,772	$40,253	$34,211	$155,831
Less: equity earnings from unconsolidated investment	(8,109)	(931)	(4,610)	(2,526)	(16,176)
Add: total distributions from unconsolidated investment	6,320	10,667	2,940	4,900	24,827
Add: interest expense, net	4,194	3,524	2,668	2,380	12,766
Add: depreciation, depletion and amortization	4,730	2,827	3,989	3,754	15,300
Add: asset impairments	87	—	20	—	107
Adjusted EBITDA	$45,817	$58,859	$45,260	$42,719	$192,655

Debt—at June 30, 2025					$101,547

Leverage Ratio					0.5 x

Cash Flows

Cash flows provided by operating activities decreased $48.1 million, from $128.1 million in the six months ended June 30, 2024 to $80.0 million in the six months ended June 30, 2025, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, as discussed above, partially offset by lower cash paid for interest by our Corporate and Financing segment.

Cash flows provided by investing activities decreased $3.7 million primarily related to a coal property condemnation in the second quarter of 2024.

Cash flows used in financing activities decreased $31.4 million, from $113.9 million used in the six months ended June 30, 2024 to $82.5 million used in the six months ended June 30, 2025 due to the following:

•	$65.7 million cash used for the warrant settlements during the six months ended June 30, 2024;
•	$40.0 million cash paid for the redemption of preferred units during the six months ended June 30, 2024;
•	$15.8 million decreased common unit distributions primarily as a result of a lower special distribution paid during the three months ended June 30, 2025 as compared to the prior year period;
•	$4.8 million cash used for preferred unit distributions during the six months ended June 30, 2024; and
•	$1.0 million decreased cash used for other items, net in 2025 as compared to 2024.

These decreases in cash flow used were partially offset by $96.2 million of decreased debt borrowings during the six months ended June 30, 2025 as compared to the prior year period.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands)	2025	2024
Current portion of long-term debt, net	$14,228	$14,192
Long-term debt, net	87,112	127,876
Total debt, net	$101,340	$142,068

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At June 30, 2025, we had $72.9 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $0.7 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2025 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 6, 2025	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)