Form 10-Q
period 2025-09-30
NATURAL RESOURCE PARTNERS LP
filed 2025-11-04
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,019	$30,444
Accounts receivable, net	30,442	31,469
Other current assets, net	455	1,961
Total current assets	$61,916	$63,874
Land	24,008	24,008
Mineral rights, net	369,902	379,638
Intangible assets, net	12,332	12,924
Equity in unconsolidated investment	253,717	257,355
Long-term contract receivable, net	21,197	23,480
Other long-term assets, net	10,482	11,628
Total assets	$753,554	$772,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$886	$909
Accrued liabilities	8,313	12,121
Accrued interest	492	302
Current portion of deferred revenue	5,005	4,341
Current portion of long-term debt, net	14,246	14,192
Total current liabilities	$28,942	$31,865
Deferred revenue	52,514	55,814
Long-term debt, net	55,131	127,876
Other non-current liabilities	5,717	6,244
Total liabilities	$142,304	$221,799
Commitments and contingencies (see Note 13)
Partners’ capital
Common unitholders’ interest (13,138,097 and 13,049,123 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	$602,552	$543,231
General partner’s interest	10,913	9,547
Accumulated other comprehensive loss	(2,215)	(1,670)
Total partners’ capital	$611,250	$551,108
Total liabilities and partners' capital	$753,554	$772,907

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2025	2024	2025	2024
Revenues and other income
Royalty and other mineral rights	$49,615	$50,405	$145,170	$172,368
Transportation and processing services	1,800	1,812	8,772	7,900
Equity in earnings of Sisecam Wyoming	(2,390)	8,109	4,746	17,204
Gain on asset sales and disposals	906	1	1,882	4,809
Total revenues and other income	$49,931	$60,327	$160,570	$202,281

Operating expenses
Operating and maintenance expenses	$7,654	$6,786	$18,589	$18,391
Depreciation, depletion and amortization	3,868	4,730	11,611	12,708
General and administrative expenses	5,725	5,935	18,154	18,193
Asset impairments	—	87	20	87
Total operating expenses	$17,247	$17,538	$48,374	$49,379

Income from operations	$32,684	$42,789	$112,196	$152,902

Interest expense, net	$(1,779)	$(4,194)	$(6,827)	$(12,030)

Net income	$30,905	$38,595	$105,369	$140,872
Less: income attributable to preferred unitholders	—	(655)	—	(4,248)
Less: redemption of preferred units	—	(10,819)	—	(24,485)
Net income attributable to common unitholders and the general partner	$30,905	$27,121	$105,369	$112,139

Net income attributable to common unitholders	$30,287	$26,578	$103,262	$109,896
Net income attributable to the general partner	618	543	2,107	2,243

Net income per common unit (see Note 5)
Basic	$2.31	$2.04	$7.87	$8.47
Diluted	2.28	2.00	7.77	8.21

Net income	$30,905	$38,595	$105,369	$140,872
Comprehensive income (loss) from unconsolidated investment and other	(2,391)	82	(545)	2,166
Comprehensive income	$28,514	$38,677	$104,824	$143,038

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Income (Loss)	Capital
Balance at December 31, 2024	13,049	$543,231	$9,547	$(1,670)	$551,108
Net income	—	39,448	805	—	40,253
Distributions to common unitholders and the general partner	—	(25,750)	(526)	—	(26,276)
Issuance of unit-based awards	89	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,175)	—	—	(3,175)
Capital contribution	—	—	187	—	187
Comprehensive income from unconsolidated investment and other	—	—	—	2,260	2,260
Balance at March 31, 2025	13,138	$553,754	$10,013	$590	$564,357
Net income	—	33,527	684	—	34,211
Distributions to common unitholders and the general partner	—	(9,854)	(201)	—	(10,055)
Unit-based awards amortization	—	2,346	—	—	2,346
Comprehensive loss from unconsolidated investment and other	—	—	—	(414)	(414)
Balance at June 30, 2025	13,138	$579,773	$10,496	$176	$590,445
Net income	—	30,287	618	—	30,905
Distributions to common unitholders and the general partner	—	(9,854)	(201)	—	(10,055)
Unit-based awards amortization	—	2,346	—	—	2,346
Comprehensive loss from unconsolidated investment and other	—	—	—	(2,391)	(2,391)
Balance at September 30, 2025	13,138	$602,552	$10,913	$(2,215)	$611,250

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Loss	Capital
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054
Net income (1)	—	55,089	1,124	—	—	56,213
Distributions to common unitholders and the general partner	—	(41,342)	(844)	—	—	(42,186)
Distributions to preferred unitholders	—	(2,107)	(43)	—	—	(2,150)
Issuance of unit-based awards	126	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,971)	—	—	—	(3,971)
Capital contribution	—	—	227	—	—	227
Warrant settlements	199	(36,650)	(748)	(18,291)	—	(55,689)
Comprehensive income from unconsolidated investment and other	—	—	—	—	845	845
Balance at March 31, 2024	12,960	$474,095	$7,721	$4,804	$(2,277)	$484,343
Net income (2)	—	45,142	922	—	—	46,064
Redemption of preferred units	—	(13,393)	(273)	—	—	(13,666)
Distributions to common unitholders and the general partner	—	(9,787)	(200)	—	—	(9,987)
Distributions to preferred unitholders	—	(2,590)	(53)	—	—	(2,643)
Unit-based awards amortization	—	2,502	—	—	—	2,502
Capital contribution	—	—	555	—	—	555
Warrant settlements	89	(5,092)	(104)	(4,804)	—	(10,000)
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,239	1,239
Balance at June 30, 2024	13,049	$490,877	$8,568	$—	$(1,038)	$498,407
Net income (3)	—	37,824	771	—	—	38,595
Redemption of preferred units	—	(10,602)	(217)	—	—	(10,819)
Distributions to common unitholders and the general partner	—	(9,787)	(199)	—	—	(9,986)
Distributions to preferred unitholders	—	(1,573)	(32)	—	—	(1,605)
Unit-based awards amortization	—	2,519	—	—	—	2,519
Comprehensive income from unconsolidated investment and other	—	—	—	—	82	82
Balance at September 30, 2024	13,049	$509,258	$8,891	$—	$(956)	$517,193

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

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities
Net income	$105,369	$140,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,611	12,708
Distributions from unconsolidated investment	7,840	28,114
Equity earnings from unconsolidated investment	(4,746)	(17,204)
Gain on asset sales and disposals	(1,882)	(4,809)
Asset impairments	20	87
Bad debt expense	862	538
Unit-based compensation expense	8,103	8,878
Amortization of debt issuance costs and other	(81)	(2,603)
Change in operating assets and liabilities:
Accounts receivable	346	5,711
Accounts payable	(23)	98
Accrued liabilities	(5,336)	(5,917)
Accrued interest	190	192
Deferred revenue	(2,636)	16,781
Other items, net	1,461	(1,173)
Net cash provided by operating activities	$121,098	$182,273

Cash flows from investing activities
Proceeds from asset sales and disposals	$1,883	$4,809
Return of long-term contract receivable	2,142	1,979
Net cash provided by investing activities	$4,025	$6,788

Cash flows from financing activities
Debt borrowings	$33,700	$152,850
Debt repayments	(106,500)	(110,696)
Distributions to common unitholders and the general partner	(46,386)	(62,159)
Distributions to preferred unitholders	—	(6,398)
Redemption of preferred units	—	(71,666)
Warrant settlements (see Note 3)	—	(65,689)
Other items, net	(5,362)	(6,392)
Net cash used in financing activities	$(124,548)	$(170,150)

Net increase in cash and cash equivalents	$575	$18,911
Cash and cash equivalents at beginning of period	30,444	11,989
Cash and cash equivalents at end of period	$31,019	$30,900

Supplemental cash flow information:
Cash paid for interest	$6,509	$11,466

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Coal royalty revenues	$34,193	$37,605	$101,234	$124,108
Production lease minimum revenues	1,365	437	4,213	1,773
Minimum lease straight-line revenues	4,176	4,117	12,276	12,414
Oil and gas royalty revenues	1,787	1,317	6,212	6,956
Carbon neutral revenues	316	(39)	1,201	4,322
Property tax revenues	2,105	1,809	5,261	5,246
Wheelage revenues	2,225	2,072	6,506	7,082
Coal overriding royalty revenues	297	227	1,633	2,064
Lease amendment revenues	1,699	1,071	3,010	2,485
Aggregates royalty revenues	1,011	662	2,770	2,164
Other revenues	441	1,127	854	1,956
Royalty and other mineral rights revenues	$49,615	$50,405	$145,170	$170,570
Transportation and processing services revenues	1,293	1,248	7,207	6,169
Total Mineral Rights segment revenues from contracts with customers	$50,908	$51,653	$152,377	$176,739

The following table details the Partnership's Mineral Rights segment contract assets and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2025	2024
Contract assets
Accounts receivable, net	$26,222	$27,358
Other current assets, net	212	—
Other long-term assets, net	1,957	2,352

Contract liabilities
Accounts payable	$125	$125
Current portion of deferred revenue	5,005	4,341
Deferred revenue	52,514	55,814

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Nine Months Ended September 30,
(In thousands)	2025	2024
Balance at beginning of period (current and non-current)	$60,155	$42,955
Increase due to minimums and lease amendment fees	14,479	28,319
Recognition of previously deferred revenue	(17,115)	(11,539)
Balance at end of period (current and non-current)	$57,519	$59,735

The Partnership's non-cancellable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  September 30, 2025 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.0	$14,013
5 - 10 years	4.5	14,817
10+ years	10.5	26,609
Total	6.7	$55,439

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Class A Convertible Preferred Units and Warrants

During the three months ended September 30, 2024, the Partnership redeemed 31,666 Class A Convertible Preferred Units (the "preferred units") for $31.7 million in cash. During the nine months ended  September 30, 2024, the Partnership redeemed a total of 71,666 preferred units for $71.7 million in cash. In 2024, all remaining preferred units were redeemed and none of the Partnership's preferred units remained outstanding as of  September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2024, the Partnership settled a total of 1,540,000 warrants to purchase common units ("warrants") with a strike price of $34.00. These warrants were settled on a net basis for a total of $65.7 million in cash and 287,826 common units. In 2024, all remaining warrants were settled and none of the Partnership's warrants remained outstanding as of September 30, 2025 and December 31, 2024.

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

Income available to common unitholders and the general partner was reduced by $0.7 million and $4.2 million in preferred unit distributions that accumulated during the three and nine months ended September 30, 2024, respectively. Income available to common unitholders and the general partner was also reduced by $10.8 million and $24.5 million during the three and nine months ended September 30, 2024, respectively, which represents the difference between the fair value of the consideration paid upon redemption of the preferred units and the carrying value of the preferred units.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the nine months ended September 30, 2025 and 2024, respectively:

		Common Units		Preferred Units
Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)	Distribution per Unit	Total Distribution (In thousands)
2025
February	October 1 - December 31, 2024	$0.75	$10,055	$—	$—
March (2)	Special Distribution	1.21	16,221	—	—
May	January 1 - March 31, 2025	0.75	10,055	—	—
August	April 1 - June 30, 2025	0.75	10,055	—	—

2024
February	October 1 - December 31, 2023	$0.75	$9,918	$30.00	$2,150
March (3)	Special Distribution	2.44	32,268	—	—
May	January 1 - March 31, 2024	0.75	9,987	30.00	2,150
May (4)	April 1 - May 8, 2024	—	—	12.33	493
August	April 1 - June 30, 2024	0.75	9,986	30.00	950
September (5)	July 1 - September 3, 2024	—	—	20.68	655

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2024.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2023.
(4)	Relates to accrued distribution paid upon the redemption of 40,000 units in May 2024.
(5)	Relates to accrued distribution paid upon the redemption of 31,666 units in September 2024.

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

The dilutive effect of the preferred units in 2024 was calculated using the if-converted method. Under the if-converted method, the preferred units were assumed to be converted at the beginning of the period, and the resulting common units were included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period were added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income for the three months ended September 30, 2024 did not include the assumed conversion of any remaining preferred units as all preferred units were redeemed as of September 30, 2024. The calculation of diluted net income per common unit for the nine months ended September 30, 2024 included the assumed conversion of the remaining preferred units during the period. The calculation of diluted net income for the three and nine months ended September 30, 2024 did not include the assumed conversion of the preferred units that were redeemed during the period as the inclusion of these units would be anti-dilutive.

The dilutive effect of the warrants in 2024 was calculated using the treasury stock method, which assumed that the proceeds from the exercise of these instruments were used to purchase common units at the average market price for the period. The dilutive effect of the warrants was not factored in to the calculation of diluted net income per common unit for the three months September 30, 2024 as they were fully settled as of June 30, 2024. The calculation of diluted net income per common unit for the nine months ended September 30, 2024 included the net settlement of the warrants for the period during which they were outstanding.

The dilutive effect of the unvested unit-based awards is calculated using the treasury stock method, which assumes that the proceeds from the vesting of the unvested unit-based awards are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2025 and 2024 included the impact of the vesting of the unvested unit-based awards.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2025	2024	2025	2024
Basic net income per common unit
Net income attributable to common unitholders	$30,287	$26,578	$103,262	$109,896
Weighted average common units—basic	13,138	13,049	13,125	12,971
Basic net income per common unit	$2.31	$2.04	$7.87	$8.47

Diluted net income per common unit
Weighted average common units—basic	13,138	13,049	13,125	12,971
Plus: dilutive effect of preferred units	—	—	—	375
Plus: dilutive effect of warrants	—	—	—	186
Plus: dilutive effect of unvested unit-based awards	157	222	172	229
Weighted average common units—diluted	13,295	13,271	13,297	13,761

Net income	$30,905	$38,595	$105,369	$140,872
Less: income attributable to preferred unitholders	—	(655)	—	(1,148)
Less: redemption of preferred units	—	(10,819)	—	(24,485)
Diluted net income attributable to common unitholders and the general partner	$30,905	$27,121	$105,369	$115,239
Less: diluted net income attributable to the general partner	(618)	(543)	(2,107)	(2,305)
Diluted net income attributable to common unitholders	$30,287	$26,578	$103,262	$112,934

Diluted net income per common unit	$2.28	$2.00	$7.77	$8.21

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables summarize certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Three Months Ended September 30, 2025
Revenues	$51,415	$—	$—	$51,415
Equity in earnings of Sisecam Wyoming	—	(2,390)	—	(2,390)
Gain on asset sales and disposals	906	—	—	906
Total revenues and other income	$52,321	$(2,390)	$—	$49,931
Less:
Compensation (salaries, benefits and bonus)	$1,692	$—	$1,926	$3,618
Long-term incentive compensation (1)	465	—	2,289	2,754
Property taxes	2,035	—	—	2,035
Depreciation, depletion and amortization	3,864	—	4	3,868
Asset impairments	—	—	—	—
Interest expense, net (2)	—	—	1,779	1,779
Other segment items (3)	3,406	56	1,510	4,972
Net income (loss)	$40,859	$(2,446)	$(7,508)	$30,905

For the Three Months Ended September 30, 2024
Revenues	$52,217	$—	$—	$52,217
Equity in earnings of Sisecam Wyoming	—	8,109	—	8,109
Gain on asset sales and disposals	1	—	—	1
Total revenues and other income	$52,218	$8,109	$—	$60,327
Less:
Compensation (salaries, benefits and bonus)	$2,144	$—	$1,805	$3,949
Long-term incentive compensation (4)	433	—	2,540	2,973
Property taxes	1,942	—	—	1,942
Depreciation, depletion and amortization	4,725	—	5	4,730
Asset impairments	87	—	—	87
Interest expense, net (2)	—	—	4,194	4,194
Other segment items (3)	2,243	24	1,590	3,857
Net income (loss)	$40,644	$8,085	$(10,134)	$38,595

(1)	Long-term incentive compensation for the three months ended September 30, 2025 includes (1) Mineral Rights segment: $0.3 million of equity compensation and $0.1 million of cash compensation; (2) Corporate & Financing segment: $2.2 million of equity compensation and $0.1 million of cash compensation.
(2)	Included in interest expense, net was $0.2 million and $0.3 million of interest income for the three months ended September 30, 2025 and 2024, respectively.
(3)	Other segment items in the Mineral Rights segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees and bad debt expense. Other segment items in the Soda Ash segment primarily include professional fees. Other segment items in the Corporate and Financing segment primarily include: insurance, legal, information technology, shared facility services, rent and professional fees.
(4)	Long-term incentive compensation for the three months ended September 30, 2024 includes (1) Mineral Rights segment: $0.4 million of equity compensation and $0.06 million of cash compensation; (2) Corporate & Financing segment: $2.4 million of equity compensation and $0.1 million of cash compensation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
For the Nine Months Ended September 30, 2025
Revenues	$153,942	$—	$—	$153,942
Equity in earnings of Sisecam Wyoming	—	4,746	—	4,746
Gain on asset sales and disposals	1,882	—	—	1,882
Total revenues and other income	$155,824	$4,746	$—	$160,570
Less:
Compensation (salaries, benefits and bonus)	$5,313	$—	$5,882	$11,195
Long-term incentive compensation (1)	1,387	—	6,787	8,174
Property taxes	5,594	—	—	5,594
Depreciation, depletion and amortization	11,597	—	14	11,611
Asset impairments	20	—	—	20
Interest expense, net (2)	—	—	6,827	6,827
Other segment items (3)	6,155	140	5,485	11,780
Net income (loss)	$125,758	$4,606	$(24,995)	$105,369
As of September 30, 2025
Total assets	$494,855	$253,717	$4,982	$753,554

For the Nine Months Ended September 30, 2024
Revenues	$180,268	$—	$—	$180,268
Equity in earnings of Sisecam Wyoming	—	17,204	—	17,204
Gain on asset sales and disposals	4,809	—	—	4,809
Total revenues and other income	$185,077	$17,204	$—	$202,281
Less:
Compensation (salaries, benefits and bonus)	$5,922	$—	$5,338	$11,260
Long-term incentive compensation (4)	1,348	—	7,429	8,777
Property taxes	5,847	—	—	5,847
Depreciation, depletion and amortization	12,694	—	14	12,708
Asset impairments	87	—	—	87
Interest expense, net (2)	—	—	12,030	12,030
Other segment items (3)	5,162	112	5,426	10,700
Net income (loss)	$154,017	$17,092	$(30,237)	$140,872
As of December 31, 2024
Total assets	$509,127	$257,355	$6,425	$772,907

(1)	Long-term incentive compensation for the nine months ended September 30, 2025 includes (1) Mineral Rights segment: $1.0 million of equity compensation and $0.4 million of cash compensation; (2) Corporate & Financing segment: $6.5 million of equity compensation and $0.2 million of cash compensation.
(2)	Included in interest expense, net was $0.7 million and $0.4 million of interest income for the nine months ended September 30, 2025 and 2024, respectively.
(3)	Other segment items in the Mineral Rights segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees and bad debt expense. Other segment items in the Soda Ash segment primarily include professional fees. Other segment items in the Corporate and Financing segment primarily include: insurance, legal, information technology, shared facility services, rent and professional fees.
(4)	Long-term incentive compensation for the nine months ended September 30, 2024 includes (1) Mineral Rights segment: $1.1 million of equity compensation and $0.2 million of cash compensation; (2) Corporate & Financing segment: $7.1 million of equity compensation and $0.3 million of cash compensation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

7.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Balance at beginning of period	$258,498	$265,935	$257,355	$276,549
Income (loss) allocation to NRP’s equity interests (1)	(1,342)	9,315	8,074	20,718
Amortization of basis difference	(1,048)	(1,206)	(3,327)	(3,513)
Other comprehensive income (loss)	(2,391)	82	(545)	2,166
Distributions	—	(6,320)	(7,840)	(28,114)
Balance at end of period	$253,717	$267,806	$253,717	$267,806

(1)	Amounts reclassified into income (loss) out of accumulated other comprehensive loss were $1.0 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively and $2.3 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net sales	$123,847	$160,975	$413,754	$438,385
Gross profit	4,264	25,976	38,467	64,584
Net income (loss)	(2,739)	19,009	16,477	42,281

8.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	September 30, 2025			December 31, 2024
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$653,808	$(301,616)	$352,192	$660,961	$(299,404)	$361,557
Aggregates properties	8,655	(4,293)	4,362	8,655	(4,065)	4,590
Oil and gas royalty properties	12,354	(10,536)	1,818	12,354	(10,394)	1,960
Other	13,142	(1,612)	11,530	13,143	(1,612)	11,531
Total mineral rights, net	$687,959	$(318,057)	$369,902	$695,113	$(315,475)	$379,638

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $3.8 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively, and $11.0 million and $12.1 million for the nine months ended September 30, 2025 and 2024, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable minerals or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analyses, NRP recorded an immaterial impairment expense during the nine months ended September 30, 2025 as well as during the three and nine months ended September 30, 2024.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

9.    Debt, Net

The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2025	2024
Opco Credit Facility	$40,884	$113,684
Opco Senior Notes
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	$22,841	$22,841
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	5,822	5,822
Total Opco Senior Notes	$28,663	$28,663
Total debt at face value	$69,547	$142,347
Net unamortized debt issuance costs	(170)	(279)
Total debt, net	$69,377	$142,068
Less: current portion of long-term debt	(14,246)	(14,192)
Total long-term debt, net	$55,131	$127,876

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of September 30, 2025 and December 31, 2024, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x. As of September 30, 2025, this ratio was 0.4x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of September 30, 2025, this ratio was 16.6x.

As of December 31, 2024, the Partnership had $113.7 million in borrowings outstanding under the Opco Credit Facility and $86.3 million of available borrowing capacity. During the nine months ended September 30, 2025, the Partnership borrowed $33.7 million and repaid $106.5 million, resulting in $40.9 million in borrowings outstanding under the Opco Credit Facility and $159.1 million of available borrowing capacity as of September 30, 2025. During the nine months ended September 30, 2024, the Partnership borrowed $152.9 million and repaid $94.0 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended September 30, 2025 and 2024 was 7.93% and 8.91%, respectively. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the nine months ended September 30, 2025 and 2024 was 7.93% and 8.92%, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $293.0 million and $302.8 million classified as mineral rights, net and other long-term assets, net and $21.2 million and $23.5 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2025, the 5.03% and 5.18% Opco Senior Notes remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of both  September 30, 2025 and December 31, 2024, the Opco Senior Notes had cumulative principal balances of $28.7 million. Opco made mandatory principal payments of $0.0 million and $16.7 during the nine months ended September 30, 2025 and 2024, respectively. These Opco Senior Notes will fully mature in December 2026.

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

The following table shows the carrying value and estimated fair value of the Partnership's contract receivable and debt:

		September 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$24,212	$21,308	$26,321	$22,776

Debt:
Opco Senior Notes (2)	3	$28,493	$27,932	$28,384	$27,498
Opco Credit Facility (3)	3	40,884	40,884	113,684	113,684

(1)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at September 30, 2025 and December 31, 2024.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.

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

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Operating and maintenance expenses	$1,513	$2,014	$4,821	$5,483
General and administrative expenses	1,293	1,296	4,175	4,117

The Partnership had accounts payable to related parties of $0.5 million and $0.6 million on its Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively. The Partnership had other current assets of $0.1 and $0.2 million on its Consolidated Balance Sheets related to a prepaid expense at  September 30, 2025 and December 31, 2024, respectively.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at both  September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Partnership recognized $0.1 million and $0.01 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $0.3 million and $0.05 million during the nine months ended September 30, 2025 and 2024, respectively. The Partnership had $0.1 million in accounts payable on its Consolidated Balance Sheets at September 30, 2025 related to this agreement as well as $1.1 million and $0.5 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement at September 30, 2025 and December 31, 2024, respectively.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

12.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$13,897	27%	$14,556	28%	$40,257	26%	$53,345	30%
Foresight Energy Resources LLC ("Foresight") (1)	$7,400	14%	$7,421	14%	$33,656	22%	$30,003	17%
Alabama Kanu Holdings, LLC (1) (2)	$6,324	12%	$7,143	14%	$14,867	10%	$21,344	12%

(1)	Revenues from Alpha Metallurgical Resources, Inc. Foresight and Alabama Kanu Holdings, LLC are included within the Partnership's Mineral Rights segment.
(2)	Alabama Kanu Holdings, LLC purchased Hatfield Metallurgical Holdings, LLC in August 2024.

13.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations as of and for the three and nine months ended September 30, 2025.

14.    Unit-Based Compensation

During the nine months ended September 30, 2025 and 2024, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during the nine months ended September 30, 2025 and 2024 was $6.8 million and $6.7 million, respectively, which included a grant date fair value of $2.5 million for the market-based awards valued using a Monte Carlo simulation during both the nine months ended September 30, 2025 and 2024. Total unit-based compensation expense associated with service, performance and market-based awards was $2.7 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, and $8.1 million and $8.9 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of September 30, 2025 was $9.2 million, which will be recognized over a weighted average period of 1.7 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2024 was $9.5 million. The Partnership paid $5.5 million and $6.4 million in cash during the nine months ended  September 30, 2025 and 2024, respectively, for taxes on the unit-based award settlements during the respective years. These cash payments are included in other items, net under cash flows from financing activities on the Partnership's Consolidated Statements of Cash Flows.

A summary of the unit activity in the outstanding grants during 2025 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2025	350	$60.81
Granted	57	$117.98
Fully vested and issued	(141)	$50.33
Outstanding at September 30, 2025	266	$78.68

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

As of September 30, 2025 and December 31, 2024, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	September 30, 2025			December 31, 2024
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$35,253	$(4,535)	$30,718	$37,270	$(4,425)	$32,845
Long-term contract receivable	21,958	(761)	21,197	24,323	(843)	23,480
Total	$57,211	$(5,296)	$51,915	$61,593	$(5,268)	$56,325

NRP recorded $1.7 million and $0.7 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended September 30, 2025 and 2024, respectively, and $0.03 million and a reversal of $0.1 million of operating and maintenance expenses during the nine months ended September 30, 2025 and 2024, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

16.    Subsequent Events

The following represents material events that have occurred subsequent to September 30, 2025 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit Distributions

In November 2025, the Board of Directors declared a distribution of $0.75 per common unit with respect to the third quarter of 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and nine month periods ended September 30, 2025 and 2024 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our financial results by segment for the nine months ended September 30, 2025 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$155,824	$4,746	$—	$160,570
Net income (loss)	$125,758	$4,606	$(24,995)	$105,369
Adjusted EBITDA (1)	$137,375	$7,700	$(18,154)	$126,921

Cash flow provided by (used in) continuing operations
Operating activities	$133,227	$7,700	$(19,829)	$121,098
Investing activities	$4,025	$—	$—	$4,025
Financing activities	$(841)	$—	$(123,707)	$(124,548)
Distributable cash flow (1)	$137,252	$7,700	$(19,829)	$125,123
Free cash flow (1)	$135,369	$7,700	$(19,829)	$123,240

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $121.1 million of operating cash flow and $123.2 million of free cash flow during the nine months ended September 30, 2025, and ended the quarter with $190.1 million of liquidity consisting of $31.0 million of cash and cash equivalents and $159.1 million of available borrowing capacity under our Opco Credit Facility. As of September 30, 2025 our leverage ratio was 0.4 x.

In February 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2024. In March 2025, we paid a special cash distribution of $1.21 per common unit of NRP to help cover unitholder tax liabilities associated with owning NRP's common units in 2024. In May 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2025. In August 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the second quarter of 2025. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the nine months ended September 30, 2025 decreased $29.3 million, or 16%, as compared to the prior year period. Cash provided by operating activities and free cash flow during the nine months ended September 30, 2025 decreased by $46.4 million and $46.2 million, respectively, as compared to the prior year period. These decreases were primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year period.

Although metallurgical and thermal coal prices saw a modest uptick at the end of the third quarter, we expect lower pricing levels for both commodities for the foreseeable future. Metallurgical coal markets remain weak due to soft global steel demand and thermal markets remain encumbered by low natural gas prices and ample coal stockpiles at power plants.

The markets for our carbon neutral revenue opportunities also remain weak. We were notified in the third quarter that our lessee was dropping its subsurface carbon sequestration lease on our acreage in Polk County, Texas. We believe the burdens on the industry, including high capital and operational costs, insufficient revenue streams, and an uncertain regulatory environment, continue to create formidable barriers that operators have yet to overcome.

Soda Ash Business Segment

Revenues and other income during the nine months ended September 30, 2025 decreased $12.5 million, or 72%, as compared to the prior year period primarily due to lower sales prices in 2025.

Cash provided by operating activities and free cash flow during the nine months ended September 30, 2025 each decreased $20.3 million as compared to the prior year period due to lower cash distributions received from Sisecam Wyoming in the first nine months of 2025.

The significantly oversupplied soda ash market coupled with ongoing weak demand for flat glass due to lower global construction activity and sluggish demand for new automobiles and solar panels is degrading the outlook for soda ash prices in 2026. We continue to believe international soda ash prices are at or below the cost of production for many operators with no catalyst for market rebalancing in sight. We expect this weak pricing environment to continue for the foreseeable future and that distributions received from Sisecam Wyoming will not resume until high-cost supply is forced out of the market or global soda ash demand growth catches up with supply, which could take several years.

Results of Operations

Third Quarter of 2025 and 2024 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended September 30,		Increase	Percentage
Operating Segment (In thousands)	2025	2024	(Decrease)	Change
Mineral Rights	$52,321	$52,218	$103	0%
Soda Ash	(2,390)	8,109	(10,499)	(129)%
Total	$49,931	$60,327	$(10,396)	(17)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2025	2024	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,508	470	1,038	221%
Central	3,296	3,507	(211)	(6)%
Southern	678	705	(27)	(4)%
Total Appalachia	5,482	4,682	800	17%
Illinois Basin	1,005	1,128	(123)	(11)%
Northern Powder River Basin	841	944	(103)	(11)%
Gulf Coast	201	436	(235)	(54)%
Total coal sales volumes	7,529	7,190	339	5%

Coal royalty revenue per ton
Appalachia
Northern	$1.48	$2.34	$(0.86)	(37)%
Central	6.08	6.55	(0.47)	(7)%
Southern	8.36	9.56	(1.20)	(13)%
Illinois Basin	1.93	1.76	0.17	10%
Northern Powder River Basin	4.68	4.82	(0.14)	(3)%
Gulf Coast	0.80	0.84	(0.04)	(5)%
Combined average coal royalty revenue per ton	4.51	5.24	(0.73)	(14)%

Coal royalty revenues
Appalachia
Northern	$2,225	$1,100	$1,125	102%
Central	20,051	22,958	(2,907)	(13)%
Southern	5,666	6,743	(1,077)	(16)%
Total Appalachia	27,942	30,801	(2,859)	(9)%
Illinois Basin	1,943	1,987	(44)	(2)%
Northern Powder River Basin	3,932	4,546	(614)	(14)%
Gulf Coast	161	366	(205)	(56)%
Unadjusted coal royalty revenues	33,978	37,700	(3,722)	(10)%
Coal royalty adjustment for minimum leases	215	(95)	310	326%
Total coal royalty revenues	$34,193	$37,605	$(3,412)	(9)%

Other revenues
Production lease minimum revenues	$1,365	$437	$928	212%
Minimum lease straight-line revenues	4,176	4,117	59	1%
Oil and gas royalty revenues	1,787	1,317	470	36%
Carbon neutral revenues	316	(39)	355	910%
Property tax revenues	2,105	1,809	296	16%
Wheelage revenues	2,225	2,072	153	7%
Coal overriding royalty revenues	297	227	70	31%
Lease amendment revenues	1,699	1,071	628	59%
Aggregates royalty revenues	1,011	662	349	53%
Other revenues	441	1,127	(686)	(61)%
Total other revenues	$15,422	$12,800	$2,622	20%
Royalty and other mineral rights	$49,615	$50,405	$(790)	(2)%
Transportation and processing services revenues	1,800	1,812	(12)	(1)%
Gain on asset sales and disposals	906	1	905	90500%
Total Mineral Rights segment revenues and other income	$52,321	$52,218	$103	0%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 50% of coal royalty sales volumes were derived from metallurgical coal during the three months ended September 30, 2025. Total coal royalty revenues decreased $3.4 million as compared to the prior year quarter primarily due to lower metallurgical coal sales prices and volumes during the three months ended September 30, 2025 as compared to the prior year quarter.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $10.5 million as compared to the prior year quarter primarily due to lower sales prices in 2025.

Interest Expense, Net

Interest expense, net, decreased $2.4 million primarily due to lower borrowings outstanding on the Opco Credit Facility during the three months ended September 30, 2025 as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2025
Net income (loss)	$40,859	$(2,446)	$(7,508)	$30,905
Less: equity earnings from unconsolidated investment	—	2,390	—	2,390
Add: total distributions from unconsolidated investment	—	—	—	—
Add: interest expense, net	—	—	1,779	1,779
Add: depreciation, depletion and amortization	3,864	—	4	3,868
Adjusted EBITDA	$44,723	$(56)	$(5,725)	$38,942

September 30, 2024
Net income (loss)	$40,644	$8,085	$(10,134)	$38,595
Less: equity earnings from unconsolidated investment	—	(8,109)	—	(8,109)
Add: total distributions from unconsolidated investment	—	6,320	—	6,320
Add: interest expense, net	—	—	4,194	4,194
Add: depreciation, depletion and amortization	4,725	—	5	4,730
Add: asset impairments	87	—	—	87
Adjusted EBITDA	$45,456	$6,296	$(5,935)	$45,817

Net income decreased $7.7 million as compared to the prior year quarter primarily due to the decrease in revenues and other income as discussed above, partially offset by lower interest expense during the three months ended September 30, 2025 as compared to the prior year quarter. Adjusted EBITDA decreased $6.9 million as compared to the prior year quarter primarily due to the $6.4 million decrease in Adjusted EBITDA within our Soda Ash segment driven by a $6.3 million cash distribution received from Sisecam Wyoming in the third quarter of 2024 as compared to no distribution received in the third quarter of 2025.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2025
Cash flow provided by (used in)
Operating activities	$44,428	$(55)	$(3,278)	$41,095
Investing activities	1,634	—	—	1,634
Financing activities	—	—	(42,054)	(42,054)

September 30, 2024
Cash flow provided by (used in)
Operating activities	$53,610	$6,297	$(5,762)	$54,145
Investing activities	674	—	—	674
Financing activities	—	—	(56,259)	(56,259)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2025
Net cash provided by (used in) operating activities	$44,428	$(55)	$(3,278)	$41,095
Add: proceeds from asset sales and disposals	906	—	—	906
Add: return of long-term contract receivable	728	—	—	728
Distributable cash flow	$46,062	$(55)	$(3,278)	$42,729
Less: proceeds from asset sales and disposals	(906)	—	—	(906)
Free cash flow	$45,156	$(55)	$(3,278)	$41,823

September 30, 2024
Net cash provided by (used in) operating activities	$53,610	$6,297	$(5,762)	$54,145
Add: proceeds from asset sales and disposals	1	—	—	1
Add: return of long-term contract receivable	673	—	—	673
Distributable cash flow	$54,284	$6,297	$(5,762)	$54,819
Less: proceeds from asset sales and disposals	(1)	—	—	(1)
Free cash flow	$54,283	$6,297	$(5,762)	$54,818

Operating cash flow, DCF and FCF decreased $13.1 million, $12.1 million and $13.0 million, respectively, as compared to the prior year quarter. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $9.2 million, $8.2 million and $9.1 million, respectively, primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year quarter.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF each decreased $6.4 million as compared to the prior year quarter primarily due to a $6.3 million cash distribution received from Sisecam Wyoming in the third quarter of 2024 as compared to no distribution received in the third quarter of 2025.

•	Corporate and Financing Segment
◦

Operating cash flow, DCF and FCF each improved by $2.5 million as compared to the prior year quarter primarily due to lower cash paid for interest in the third quarter of 2025 as compared to the prior year quarter.

First Nine Months of 2025 and 2024 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Nine Months Ended September 30,			Percentage
Operating Segment (In thousands)	2025	2024	Decrease	Change
Mineral Rights	$155,824	$185,077	$(29,253)	(16)%
Soda Ash	4,746	17,204	(12,458)	(72)%
Total	$160,570	$202,281	$(41,711)	(21)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2025	2024	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,764	716	1,048	146%
Central	9,797	10,677	(880)	(8)%
Southern	1,522	1,984	(462)	(23)%
Total Appalachia	13,083	13,377	(294)	(2)%
Illinois Basin	5,984	4,503	1,481	33%
Northern Powder River Basin	2,183	2,460	(277)	(11)%
Gulf Coast	614	1,136	(522)	(46)%
Total coal sales volumes	21,864	21,476	388	2%

Coal royalty revenue per ton
Appalachia
Northern	$1.51	$2.70	$(1.19)	(44)%
Central	6.22	7.34	(1.12)	(15)%
Southern	8.58	10.37	(1.79)	(17)%
Illinois Basin	2.29	2.33	(0.04)	(2)%
Northern Powder River Basin	4.83	4.87	(0.04)	(1)%
Gulf Coast	0.79	0.79	—	—%
Combined average coal royalty revenue per ton	4.64	5.78	(1.14)	(20)%

Coal royalty revenues
Appalachia
Northern	$2,660	$1,930	$730	38%
Central	60,971	78,328	(17,357)	(22)%
Southern	13,060	20,571	(7,511)	(37)%
Total Appalachia	76,691	100,829	(24,138)	(24)%
Illinois Basin	13,694	10,510	3,184	30%
Northern Powder River Basin	10,544	11,976	(1,432)	(12)%
Gulf Coast	485	902	(417)	(46)%
Unadjusted coal royalty revenues	101,414	124,217	(22,803)	(18)%
Coal royalty adjustment for minimum leases	(180)	(109)	(71)	(65)%
Total coal royalty revenues	$101,234	$124,108	$(22,874)	(18)%

Other revenues
Production lease minimum revenues	$4,213	$1,773	$2,440	138%
Minimum lease straight-line revenues	12,276	12,414	(138)	(1)%
Oil and gas royalty revenues	6,212	6,956	(744)	(11)%
Carbon neutral revenues	1,201	4,322	(3,121)	(72)%
Property tax revenues	5,261	5,246	15	0%
Wheelage revenues	6,506	7,082	(576)	(8)%
Coal overriding royalty revenues	1,633	2,064	(431)	(21)%
Lease amendment revenues	3,010	2,485	525	21%
Aggregates royalty revenues	2,770	2,164	606	28%
Other revenues	854	3,754	(2,900)	(77)%
Total other revenues	$43,936	$48,260	$(4,324)	(9)%
Royalty and other mineral rights	$145,170	$172,368	$(27,198)	(16)%
Transportation and processing services revenues	8,772	7,900	872	11%
Gain on asset sales and disposals	1,882	4,809	(2,927)	(61)%
Total Mineral Rights segment revenues and other income	$155,824	$185,077	$(29,253)	(16)%

Coal Royalty Revenues

Approximately 65% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the nine months ended September 30, 2025. Total coal royalty revenues decreased $22.9 million as compared to the prior year period primarily due to lower metallurgical coal sales prices and volumes during the nine months ended September 30, 2025, as compared to the prior year period.

Other Revenues

Other revenues decreased $4.3 million during the nine months ended September 30, 2025 as compared to the prior year period primarily due to a $3.1 million decrease in carbon neutral revenues primarily as a result of a non-recurring carbon neutral transaction in the second quarter of 2024, in addition to a $2.9 million decrease in other revenues, partially offset by a $2.4 million increase in production lease minimum revenues.

Gain on Asset Sales and Disposals

Gain on asset sales and disposals decreased $2.9 million during the nine months ended September 30, 2025 as compared to the prior year period primarily as a result of a coal property condemnation in the second quarter of 2024.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $12.5 million during the nine months ended September 30, 2025 as compared to the prior year period primarily due to lower sales prices in 2025.

Interest Expense, Net

Interest expense, net, decreased $5.2 million during the nine months ended September 30, 2025 as compared to the prior year period primarily due to lower borrowings outstanding on the Opco Credit Facility during the nine months ended September 30, 2025.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2025
Net income (loss)	$125,758	$4,606	$(24,995)	$105,369
Less: equity earnings from unconsolidated investment	—	(4,746)	—	(4,746)
Add: total distributions from unconsolidated investment	—	7,840	—	7,840
Add: interest expense, net	—	—	6,827	6,827
Add: depreciation, depletion and amortization	11,597	—	14	11,611
Add: asset impairments	20	—	—	20
Adjusted EBITDA	$137,375	$7,700	$(18,154)	$126,921

September 30, 2024
Net income (loss)	$154,017	$17,092	$(30,237)	$140,872
Less: equity earnings from unconsolidated investment	—	(17,204)	—	(17,204)
Add: total distributions from unconsolidated investment	—	28,114	—	28,114
Add: interest expense, net	—	—	12,030	12,030
Add: depreciation, depletion and amortization	12,694	—	14	12,708
Add: asset impairments	87	—	—	87
Adjusted EBITDA	$166,798	$28,002	$(18,193)	$176,607

Net income decreased $35.5 million as compared to the prior year period primarily due to the decrease in revenues and other income as discussed above, partially offset by lower interest expense during the nine months ended September 30, 2025 as compared to the prior year period. Adjusted EBITDA decreased $49.7 million as compared to the prior year period primarily due to a $29.4 million decrease in Adjusted EBITDA within our Mineral Rights segment driven by the lower revenues and other income as discussed above in addition to a $20.3 million decrease in Adjusted EBITDA within our Soda Ash segment driven by lower cash distributions received from Sisecam Wyoming in the first nine months of 2025.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2025
Cash flow provided by (used in)
Operating activities	$133,227	$7,700	$(19,829)	$121,098
Investing activities	4,025	—	—	4,025
Financing activities	(841)	—	(123,707)	(124,548)

September 30, 2024
Cash flow provided by (used in)
Operating activities	$179,593	$28,002	$(25,322)	$182,273
Investing activities	6,788	—	—	6,788
Financing activities	(1,086)	—	(169,064)	(170,150)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2025
Net cash provided by (used in) operating activities	$133,227	$7,700	$(19,829)	$121,098
Add: proceeds from asset sales and disposals	1,883	—	—	1,883
Add: return of long-term contract receivable	2,142	—	—	2,142
Distributable cash flow	$137,252	$7,700	$(19,829)	$125,123
Less: proceeds from asset sales and disposals	(1,883)	—	—	(1,883)
Free cash flow	$135,369	$7,700	$(19,829)	$123,240

September 30, 2024
Net cash provided by (used in) operating activities	$179,593	$28,002	$(25,322)	$182,273
Add: proceeds from asset sales and disposals	4,809	—	—	4,809
Add: return of long-term contract receivable	1,979	—	—	1,979
Distributable cash flow	$186,381	$28,002	$(25,322)	$189,061
Less: proceeds from asset sales and disposals	(4,809)	—	—	(4,809)
Free cash flow	$181,572	$28,002	$(25,322)	$184,252

Operating cash flow, DCF and FCF decreased $61.2 million, $63.9 million and $61.0 million, respectively, as compared to the prior year period. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $46.4 million, $49.1 million and $46.2 million, respectively, primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year period. DCF was also impacted by the $2.9 million decrease in proceeds from asset sales resulting from a coal property condemnation in the second quarter of 2024.

•	Soda Ash Segment
◦

Operating cash flow, DCF and FCF each decreased $20.3 million during the nine months ended September 30, 2025 as compared to the prior year period primarily due to lower cash distributions received from Sisecam Wyoming in the first nine months of 2025.

•	Corporate and Financing Segment
◦	Operating cash flow, DCF and FCF each improved $5.5 million primarily due to lower cash paid for interest during the nine months ended September 30, 2025 as compared to the prior year period.

Liquidity and Capital Resources

Current Liquidity

As of September 30, 2025, we had total liquidity of $190.1 million, consisting of $31.0 million of cash and cash equivalents and $159.1 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including $14.3 million of principal repayments on Opco’s senior notes, throughout the remainder of 2025. The following table calculates our leverage ratio as of September 30, 2025:

	For the Three Months Ended
(In thousands)	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	Last 12 Months
Net income	$42,772	$40,253	$34,211	$30,905	$148,141
Less: equity earnings from unconsolidated investment	(931)	(4,610)	(2,526)	2,390	(5,677)
Add: total distributions from unconsolidated investment	10,667	2,940	4,900	—	18,507
Add: interest expense, net	3,524	2,668	2,380	1,779	10,351
Add: depreciation, depletion and amortization	2,827	3,989	3,754	3,868	14,438
Add: asset impairments	—	20	—	—	20
Adjusted EBITDA	$58,859	$45,260	$42,719	$38,942	$185,780

Debt—at September 30, 2025					$69,547

Leverage Ratio					0.4 x

Cash Flows

Cash flows provided by operating activities decreased $61.2 million, from $182.3 million in the nine months ended September 30, 2024 to $121.1 million in the nine months ended September 30, 2025, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, as discussed above, partially offset by lower cash paid for interest by our Corporate and Financing segment.

Cash flows provided by investing activities decreased $2.8 million primarily related to a coal property condemnation in the second quarter of 2024.

Cash flows used in financing activities decreased $45.6 million, from $170.2 million used in the nine months ended September 30, 2024 to $124.5 million used in the nine months ended September 30, 2025 due to the following:

•	$71.7 million cash used for the redemption of preferred units during the nine months ended September 30, 2024;
•	$65.7 million cash used for the warrant settlements during the nine months ended September 30, 2024;
•	$15.8 million less cash used for common unit distributions primarily as a result of a lower special distribution paid during the nine months ended September 30, 2025 as compared to the prior year period;
•	$6.4 million cash used for preferred unit distributions during the nine months ended September 30, 2024;
•	$4.2 million less cash used for debt repayments in 2025 as compared to 2024; and,
•	$1.0 million less cash used for other items, net in 2025 as compared to 2024.

These decreases in cash flow used were partially offset by $119.2 million of lower cash provided by debt borrowings during the nine months ended September 30, 2025 as compared to the prior year period.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands)	2025	2024
Current portion of long-term debt, net	$14,246	$14,192
Long-term debt, net	55,131	127,876
Total debt, net	$69,377	$142,068

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At September 30, 2025, we had $40.9 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $0.4 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2025 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 4, 2025	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)