Form 10-K
period 2025-12-31
NATURAL RESOURCE PARTNERS LP
filed 2026-02-27
CIK 1171486

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 or

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

The aggregate market value of the common units held by non-affiliates of the registrant on June 30, 2025, was $947 million based on a closing price on June 30, 2025 of $95.51 per unit as reported on the New York Stock Exchange.

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
•

The adoption of climate change legislation and regulations restricting emissions of greenhouse gases and other hazardous air pollutants has resulted in changes in fuel consumption patterns by electric power generators and a corresponding decrease in coal production by our lessees and reduced coal-related revenues.

•

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are also resulting in unfavorable lending and investment policies by institutions and insurance companies which could significantly affect our ability to raise capital or maintain current insurance levels.

•	Increased attention to climate change, environmental, sustainability matters and conservation measures may adversely impact our business.
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

•	Sisecam Wyoming's mineral reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of Sisecam Wyoming's reserves and resources.
•	Fluctuations in transportation costs and the availability or reliability of transportation could reduce the production of coal, soda ash and other minerals from our properties.
•	Our lessees could satisfy obligations to their customers with minerals from properties other than ours, depriving us of the ability to receive amounts in excess of minimum royalty payments.
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

Our business is organized into two operating segments:

Mineral Rights—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, our ownership would cover roughly 20,000 square miles. Our assets provide critical inputs for the manufacturing of steel, electricity and building materials as well as opportunities for carbon sequestration and renewable energy.

Soda Ash—consists of our 49% non-controlling equity interest in Sisecam Wyoming, one of the world's lowest-cost producers of soda ash, an essential ingredient in the manufacturing of glass, solar panels, detergents, and batteries for electric vehicles. Operations are managed by our partner, Sisecam Chemicals Wyoming LLC, and we realize cash flow when distributions are paid to us.

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

Segment and Geographic Information

The amount of 2025 revenues and other income from our two operating segments is shown below. For additional business segment information, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" and "Item 8. Financial Statements and Supplementary Data—Note 7. Segment Information" in this Annual Report on Form 10-K, which are both incorporated herein by reference.

(In thousands)	Amount	% of Total
Mineral Rights	$204,222	99%
Soda Ash	3,060	1%
Total	$207,282	100%

The following map shows the approximate geographic distribution of our ownership footprint:

Washington
Montana
North Dakota
Minnesota
Oregon
Idaho
South Dakota
Wisconsin
Michigan
Maine
Wyoming
New York
Nebraska
Iowa
Nevada
Utah
Colorado
Illinois
Indiana
Ohio
Pennsylvania
Kansas
Missouri
Kentucky
Virginia
California
Oklahoma
Tennessee
North Carolina
Arizona
New Mexico
Arkansas
Alabama
Georgia
Texas
Mississippi
Louisiana
Florida
Sisecam Wyoming
NRP Office Locations
NRP Leased Minerals
NRP Unleased Minerals
0
250
500 Miles
N

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

The majority of our Mineral Rights segment revenues come from royalties related to the sale of coal from our properties. Our coal is primarily located in the Appalachia Basin, the Illinois Basin and the Northern Powder River Basin in the United States. We lease our coal to experienced mine operators under long-term leases. Approximately two-thirds of our royalty-based leases have initial terms of five to 40 years, with substantially all lessees having the option to extend the lease for additional terms. We also own and manage coal-related transportation and processing assets in the Illinois Basin that generate additional revenues generally based on throughput or rents. We also own oil and gas, industrial minerals and aggregates that generate a portion of the Mineral Rights segment revenues. Additional Mineral Rights segment revenues come from carbon neutral activities such as the sale of carbon offset credits from forestlands, potential sub-surface carbon dioxide sequestration in our pore space and opportunities to generate energy from renewable resources such as geothermal, solar and wind from our ownership.

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

The Securities and Exchange Commission ("SEC") amended the property disclosure requirements for registrants with significant mining activities, effective for the fiscal year 2021, which we comply with in this Annual Report on Form 10-K. The rules contain exceptions that allow royalty companies, such as NRP, to omit information they lack access to and cannot obtain without incurring an unreasonable burden or expense. As a royalty company, we do not have access to the information required to prepare the technical reports used to determine reserves under the rules, and we are not able to obtain such information without unreasonable burden or expense. The rules require that reserve estimates be based on, and that disclosures include, technical reports prepared using extensive mine-specific geological and engineering data, as well as market and cost assumptions that we as a mineral owner do not have, including, but not limited to a) site infrastructure costs; b) processing plant costs; c) detailed analysis of environmental compliance and permitting requirements; d) detailed baseline studies with impact assessment; and e) detailed tailings disposal, reclamation and mitigation plans. Our leases do not require the operators of our material properties to prepare technical report summaries or permit us the access and information sufficient to prepare our own technical report summaries under the rules. As a result, we are relying on the royalty company exceptions and have ceased to report coal and other hard mineral reserves.

In addition to summary information about our overall portfolio of mineral rights, this section provides detailed information about five properties in our Mineral Rights segment. These properties were determined to be material to our business based on historical revenue compared to our Mineral Rights segment considered as a whole. These five properties are: 1) Alpha-CAPP (VA), 2) Oak Grove, 3) Williamson, 4) Hillsboro, and 5) Western Energy. We have also included a description of other significant properties, which have had lower revenues historically than our material properties but are important to our business.

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

Thermal Coal

Thermal coal, sometimes referred to as steam coal, is used in the production of electricity. The amount of thermal coal produced in the United States has been steadily falling over the last decade as energy providers shift from coal-fired power plants to natural gas-fired facilities, and to a lesser extent, alternative energy sources such as geothermal, wind and solar. We believe the long-term secular decline experienced by thermal coal in the United States over the last decade will continue. That fact, combined with the long-term strength of our metallurgical business, will result in thermal coal becoming a diminishing contributor to NRP in years to come. The vast majority of our thermal coal sales are located in Illinois and its operations are some of the most cost-efficient mines east of the Mississippi River. The remainder of our thermal coal is located in Montana, the Gulf Coast and Appalachia.

Coal Production Information

The following tables present the type of coal sales volumes by major coal region for the years ended December 31, 2025, 2024 and 2023:

For the Year Ended December 31, 2025
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	2,897	158	3,055
Central	1,776	10,990	12,766
Southern	—	2,208	2,208
Total Appalachia Basin	4,673	13,356	18,029
Illinois Basin	7,248	—	7,248
Northern Powder River Basin	2,933	—	2,933
Gulf Coast	953	—	953
Total	15,807	13,356	29,163

For the Year Ended December 31, 2024
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	560	471	1,031
Central	1,782	12,355	14,137
Southern	—	2,661	2,661
Total Appalachia Basin	2,342	15,487	17,829
Illinois Basin	5,723	—	5,723
Northern Powder River Basin	2,826	—	2,826
Gulf Coast	1,342	—	1,342
Total	12,233	15,487	27,720

For the Year Ended December 31, 2023
	Type of Coal
(Tons in thousands)	Thermal	Metallurgical	Total
Appalachia Basin
Northern	794	351	1,145
Central	1,418	12,509	13,927
Southern	—	2,670	2,670
Total Appalachia Basin	2,212	15,530	17,742
Illinois Basin	8,119	—	8,119
Northern Powder River Basin	4,589	—	4,589
Gulf Coast	1,477	—	1,477
Total	16,397	15,530	31,927

Major Coal Producing Properties

The following table provides a summary of our significant coal royalty properties for 2025 and is followed by additional information for each property:

Region	Property/Lease Name	Operator	Coal Type
Appalachia Basin
Central	Alpha-CAPP (VA)	Alpha Metallurgical Resources Inc.	Met
Central	Road Fork 52	Alpha Metallurgical Resources Inc.	Met
Central	Marfork	Alpha Metallurgical Resources Inc.	Met
Central	Kingston	Alpha Metallurgical Resources Inc.	Met/Thermal
Central	Elk Creek	Ramaco Royalty Company, LLC	Met
Southern	Oak Grove	Alabama Kanu Holdings, LLC	Met
Illinois Basin	Williamson	Foresight Energy Resources LLC	Thermal
Illinois Basin	Hillsboro	Foresight Energy Resources LLC	Thermal
Northern Powder River Basin	Western Energy	Westmoreland Mining LLC	Thermal

Appalachia Basin—Central Appalachia

Alpha-CAPP (VA).    The Alpha-CAPP (VA) property is located in Wise, Dickenson, Russell and Buchanan Counties, Virginia. Substantially all of the tons sold from this property in 2025 were metallurgical coal. We lease this property to subsidiaries of Alpha Metallurgical Resources Inc. ("Alpha") and previously leased it to subsidiaries of Contura Energy, Inc. The current lease with Alpha expires at the end of 2028 and will automatically renew unless otherwise notified. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Production comes from underground room and pillar and surface mines and is trucked to one of two preparation plants. Coal is shipped via the CSX and Norfolk Southern railroads to domestic and export metallurgical customers. The book value of this property was $41.9 million at December 31, 2025.

Below is a map of our Alpha-CAPP (VA) property:

Road Fork 52.    The Road Fork 52 property is located in Wyoming County, West Virginia. Substantially all of the coal sold from this property in 2025 was metallurgical coal. We lease this property to a subsidiary of Alpha. Metallurgical coal is produced from underground mines and transported by belt to the preparation plant on the property. The majority of the coal sold is shipped via the Norfolk Southern railroad to metallurgical customers. The remainder of the coal is trucked to the Feats loadout located in Logan County, West Virginia for shipment on the CSX railroad to metallurgical customers.

Marfork.    The Marfork property is located in Boone and Raleigh Counties, West Virginia. Substantially all of the coal sold from this property in 2025 was metallurgical coal. We lease this property to a subsidiary of Alpha. Metallurgical coal is produced from underground mines and transported by belt or truck to the preparation plant on the property. Coal is shipped via the CSX railroad to both domestic and export metallurgical customers.

Kingston.    The Kingston property is located in Fayette and Raleigh Counties, West Virginia. A majority of the coal sold from this property in 2025 was metallurgical coal. The Kingston property is operated by Alpha, through its subsidiaries, and generates a mix of both metallurgical and thermal coals. Coal from the Kingston property is produced from both surface and underground mines and transported by belt or truck to nearby preparation plants, including the Kingston plant, Marfork plant and Mammoth plant. Processed coal is shipped via rail using both the CSX and Norfolk Southern railroads, and via barge through the Marmet docks located along the Kanawha River. Coal from the Kingston property is sold both domestically and internationally to thermal and metallurgical customers.

Elk Creek.    The Elk Creek property is located in Logan and Wyoming Counties, West Virginia. Substantially all of the coal sold from this property in 2025 was metallurgical coal. We lease this property to Ramaco Royalty Company, LLC. Metallurgical coal is produced from surface and underground mines and is transported by belt and truck to a preparation plant adjacent to the property. Coal is shipped via the CSX railroad to both domestic and export metallurgical customers.

Appalachia Basin—Southern Appalachia

Oak Grove.    The Oak Grove property is located in Jefferson County, Alabama. We currently lease this property to Crimson Oak Grove Resources, LLC ("Crimson Oak Grove"), a subsidiary of Alabama Kanu Holdings, LLC ("Alabama Kanu"). Previous operators of this property were Hatfield Metallurgical Coal Holdings, LLC, Murray Metallurgical Coal Holdings LLC, Mission Coal, LLC, and Seneca Resources, LLC. The current lease with Crimson Oak Grove expires in 2029, but our lessee has the right to renew the lease for two additional five-year terms, subject to the conditions of the lease. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Metallurgical coal production comes from a longwall mine and is transported by beltline to a preparation plant. Metallurgical products are then shipped via railroad and barge to primarily export customers but can be shipped to domestic customers as well. The book value of this property was $2.4 million at December 31, 2025.

Below is a map of our Oak Grove property:

Southern Appalachia
Alabama Kanu Holdings LLC

Illinois
Missouri
Kentucky
Virginia
Tennessee
North Carolina
Arkansas
AREA OF DETAIL
South Carolina
Mississippi
Alabama
Georgia
Louisiana
Florida
0
100
200 Miles
Mississippi
Alabama
Georgia
Florida
Louisiana
AREA OF DETAIL
Marion
Winston
Cullman
Marshall
Etowah
Blount
Fayette
Walker
St. Clair
Jefferson
0105-Oak Grove
Alabama Kanu Holdings LLC
Pickens
Tuscaloosa
Shelby
Talladega
Bibb
Greene
Hale
Perry
Chilton
Coosa
0
15
30 Miles
N

Illinois Basin

Williamson.    The Williamson property is located in Franklin and Williamson Counties, Illinois. This property is under lease to Williamson Energy, LLC, a subsidiary of Foresight Energy Resources LLC ("Foresight"). The current lease expires in 2033 and will automatically renew, and the lessee has the option to renew for additional terms, subject to the conditions of the lease. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced and the lessee is time limited on the period available for recouping minimum payments. Thermal coal production comes from a longwall mine. Coal is shipped via the Canadian National railroad to domestic and export customers. The book value of this property was $32.6 million at December 31, 2025.

Below is a map of our Williamson property:

Wisconsin
Michigan
Iowa
AREA OF DETAIL
Illinois
Indiana
Ohio
Missouri
Kentucky
Arkansas
Tennessee
0
100
200 Miles

Illinois Basin
Williamson Energy LLC

Illinois
Indiana
Missouri
Kentucky
0
50
100 Miles

Hamilton
Franklin
0088-Williamson
Foresight Energy LP
AREA OF DETAIL
Saline
Williamson
0
10 Miles
N

Hillsboro.    The Hillsboro property is located in Montgomery and Bond Counties, Illinois. This property is under lease to Hillsboro Energy, LLC, a subsidiary of Foresight. The current lease expires in 2033 and the lessee has the option to renew for additional terms, subject to the conditions of the lease. We receive payments based on a percentage of the sale price per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to non-recoupable minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Thermal coal production comes from a longwall mine. Coal is shipped by rail via either the Union Pacific, Norfolk Southern or Canadian National railroads, or by barges to domestic utility customers. The book value of this property was $197.2 million at December 31, 2025.

Below is a map of our Hillsboro property:

Wisconsin
Michigan
Iowa
AREA OF DETAIL
Illinois
Indiana
Ohio
Missouri
Kentucky
Arkansas
Tennessee
0
100
200 Miles
Illinois
Indiana
Missouri
Kentucky
0
50
100 Miles
Illinois Basin
Hillsboro Energy LLC
Christian
Shelby
Macoupin
Montgomery
0137-Hillsboro
Foresight Energy LP
AREA OF DETAIL
Fayette
Bond
Madison
Marion
0
10 Miles
N

In addition to these properties, we own loadout facilities at the Williamson, Macoupin, and Sugar Camp mines, which are also operated by Foresight. See "—Coal Transportation and Processing Assets" below for additional information on these assets.

Northern Powder River Basin

Western Energy.    The Western Energy property is located in Rosebud and Treasure Counties, Montana. We lease this property to Westmoreland Mining LLC. The Western Energy lease expired on December 31, 2025, and was renewed on January 1, 2026 for another six-year term. We receive payments based on the greater of a percentage of the sale price or fixed royalty per ton of coal mined and sold. In addition to the royalty obligations, this lease is subject to minimum payments, which reflect amounts we are entitled to receive even if no mining activity occurs during the period. Minimum payments are credited against future royalties that are earned as minerals are produced, and the lessee is time limited on the period available for recouping minimum payments. Thermal coal production comes from a surface mine using draglines for the primary overburden removal tool. Coal is shipped by truck or conveyor to the mine-mouth Colstrip Power Station in Colstrip, Montana. Coal is shipped by rail via either the Union Pacific, Norfolk Southern or Canadian National railroads, or by barges to domestic utility customers. The book value of this property was $3.3 million at December 31, 2025.

Below is a map of our Western Energy property:

Washington
AREA OF DETAIL
Montana
North Dakota
South Dakota
Oregon
Idaho
Wyoming
Nebraska
Nevada
Utah
Colorado
Montana
Idaho
Wyoming
Northern Powder River Basin
Westmoreland Rosebud Mining LLC
AREA OF DETAIL
Treasure
Rosebud
Big Horn
N

Coal Transportation and Processing Assets

We own transportation and processing infrastructure related to certain of our coal properties, including loadout facilities at Foresight's Williamson mine in the Illinois Basin, for which we collect throughput fees or rents. We lease our Williamson transportation and processing infrastructure to a subsidiary of Foresight and are responsible for operating and maintaining the transportation and processing assets at the Williamson mine that we subcontract to a subsidiary of Foresight. In addition, we own rail loadout and associated infrastructure at the Sugar Camp mine, an Illinois Basin mine also operated by a subsidiary of Foresight. While we own coal at the Williamson mine, we do not own coal at the Sugar Camp mine. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and we collect minimums and throughput fees (the "Sugar Camp lease"). The current Sugar Camp lease expires in 2032. Minimum payments are $5.0 million per year through the end of the current lease term. In 2032, the Sugar Camp lease will automatically be extended for an additional term that expires in 2038. Minimum payments are $1.25 million per year through the end of the additional term. The Sugar Camp lease also has renewal options for up to 75 additional years thereafter. We recorded $11.3 million in revenue related to our coal transportation and processing assets during the year ended December 31, 2025.

We also own transportation and processing infrastructure, including loadout facilities at Foresight's Macoupin mine. The Macoupin mine was temporarily ceased in March 2020 and Foresight is no longer obligated to make transportation fee payments to us under the transportation agreements. Foresight will instead pay an annual Macoupin fee of $2.0 million to NRP through at least 2026. Foresight also forfeited its right to recoup all previously paid but unrecouped minimum payments with respect to the Macoupin mine. At all times that the Macoupin mine remains in temporary cessation of production, Foresight will take reasonable actions to preserve, protect, and store the equipment, infrastructure, and property located at the mine.

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

Oil and Gas / Industrial Minerals / Construction Aggregates

Our oil and gas properties are predominately located in Louisiana and during 2025, we received $7.6 million in oil and gas royalty revenues. Our various industrial mineral and construction aggregates properties are located across the United States and include minerals such as limestone, frac sand, copper, lead and zinc. We lease a portion of these minerals to third parties in exchange for royalty payments. The structure of these leases is similar to our coal leases, and these leases typically require minimum rental payments in addition to royalties. During 2025, we received $3.7 million in aggregates royalty revenues, including overriding royalty revenues.

Carbon Neutral Initiatives

We continue to explore carbon neutral revenue opportunities across our mineral and surface assets. As with our existing mineral activities, we do not plan to develop or operate carbon sequestration or carbon neutral energy projects ourselves, but we plan to lease our acreage to companies that will conduct those operations in exchange for payment of royalties and other fees to us. While the timing and likelihood of additional cash flows from carbon neutral activities, such as the sequestration of carbon dioxide underground and in standing forests, lithium production, and electric generation via renewable energy sources is uncertain, we believe our vast ownership footprint throughout the United States provides additional opportunities to create value in this regard with minimal capital investment by us.

During 2024, we received approximately $13.4 million from a third party related to its creation of California Air Resources Board carbon offset credits from our properties.

Carbon Sequestration. We own approximately 3.5 million acres of specifically reserved subsurface rights in the southern United States with the potential for permanent sequestration of greenhouse gases. The carbon capture utilization and storage industry (“CCUS”) is in its infancy, and the future is highly uncertain, but a few facts are clear. A sequestration project requires acreage possessing unique geologic characteristics, close proximity to sources of industrial-scale greenhouse gas emissions or direct air capture capability, and the appropriate form of legal title that grants the acreage owner the right to sequester emissions in the subsurface. The demand for CCUS may be impacted by changes in the regulatory climate, including changes in environmental regulations. Changes in presidential administrations, or at a congressional level may result in periodic increases or decreases in CCUS projects. While carbon sequestration rights and ownership continue to evolve, we believe we own one of the largest inventories of acreage with potential for carbon sequestration activities in the United States.

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

Soda Ash Segment

We own a 49% non-controlling equity interest in Sisecam Wyoming. Sisecam Chemicals Wyoming LLC ("SCW LLC") is the direct owner of 51% of Sisecam Wyoming. SCW LLC, our operating partner, controls and operates Sisecam Wyoming. SCW LLC is 100% owned by Sisecam Chemicals Resources LLC ("Sisecam Chemicals"), which is 100% owned by Sisecam USA Inc. ("Sisecam USA"). Sisecam USA is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish Corporation ("Şişecam Parent"), which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded over 89 years ago, is based in Turkey and is one of the largest industrial publicly listed companies on the Istanbul exchange. With production facilities in several continents and in several countries, Sisecam is one of the largest glass and chemicals producers in the world. Sisecam Wyoming mines trona and processes it into soda ash that is sold both domestically and internationally into the glass and chemicals industries. As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company. We have limited approval rights with respect to Sisecam Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures.

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
SISECAM WYOMING
WE SODA GRANGER SOLUTION MINE
WE SODA WESTVACO
TATA CHEMICALS LTD
SOLVAY MINERALS
PACIFIC SODA, LLC.
Known Sodium Leasing Area (KSLA)
Mechanically Mineable Trona Area (MMTA)
R 111 W
R 110 W
R 109 W
R 108 W
R 107 W
R 112 W
T 21 N
T 20 N
T 19 N
T 18 N
T 17 N
T 16 N
T 15 N
T 14 N
T 13 N
T 12 N
WYOMING
UTAH
SISECAM WYOMING LLC
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

Shipping and Logistics. For the year ended December 31, 2025, Sisecam Wyoming assisted the majority of its domestic customers in arranging their freight services. All of the soda ash produced is shipped by rail or truck from the Green River Basin facility. Sisecam Chemicals enters into contracts with Union Pacific Railroad Company ("Union Pacific") for the majority of the domestic rail freight services that the Sisecam Wyoming receives and the related freight and logistics costs are allocated to Sisecam Wyoming. For the year ended December 31, 2025, Sisecam Wyoming shipped over 90% of its soda ash to its customers initially via a single rail line owned and controlled by Union Pacific. The Sisecam Wyoming plant receives rail service exclusively from Union Pacific. The agreement with Union Pacific expires on December 31, 2028 and there can be no assurance that it will be renewed on terms favorable to Sisecam Chemicals or at all. If Sisecam Chemicals does not ship at least a significant portion of its soda ash production on the Union Pacific rail line during a twelve-month period, they must pay Union Pacific a shortfall payment under the terms of its transportation agreement. During 2025, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. A leased fleet of hopper cars serve as dedicated modes of shipment to Sisecam Wyoming's domestic and international customers. For exports, soda ash is shipped on unit trains primarily out of Longview, Washington for bulk shipments. Sisecam Wyoming has contracts securing its export capacity in bulk vessels and containers vessels. From these ports, soda ash is loaded onto ships for delivery to ports all over the world. Sisecam Wyoming ships to customers on Cost and Freight ("CFR") and Cost, Insurance, and Freight ("CIF") basis where they pay for ocean freight and charge the customer directly for these freight costs. Sisecam Wyoming has yearly and multiyear contracts for a portion of its ocean freight with vessel owners and carriers securing capacity and reducing market risk fluctuation.

Customers. Sisecam Wyoming generated approximately half of its gross revenue from export sales, which consist of both customers as well as distributors who serve as its channel partners in certain markets. For customers in North America, Sisecam Chemicals typically enters into contracts on Sisecam Wyoming’s behalf with terms ranging from one to five years. Under these contracts, customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements at a fixed price for a given calendar year. Although Sisecam Wyoming does not have “take or pay” arrangements with its customers, substantially all sales are made pursuant to written agreements and not through spot sales. Sisecam Wyoming’s customers consist primarily of glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world, and chemical and detergent manufacturing companies.

Leases and License. Sisecam Wyoming is party to several mining leases and one license for its subsurface mining rights. Some of the leases are renewable at Sisecam Wyoming’s option upon expiration. Sisecam Wyoming pays royalties to the state of Wyoming, the U.S. Bureau of Land Management, Sweetwater Royalties LLC, a subsidiary of Sweetwater Trona OpCo LLC and the successor in interest to the license with the Rock Springs Royalty Company LLC, an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), and other private parties which provide for royalties based upon production volume. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from the Green River Basin facility. Sisecam Wyoming is also obligated to pay annual rentals to its lessors and licensor regardless of actual sales. In addition, Sisecam Wyoming pays a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced. Sisecam Wyoming has a perpetual right to continue operating under these leases and license as long as it maintains continuous mining operations and intends to continue renewing the leases and license as has been historical practice.

As a minority interest owner in Sisecam Wyoming, we do not operate and are not involved in the day-to-day operation of the trona ore mine or soda ash production plant. Our partner, SCW LLC, manages the mining and plant operations. We appoint three of the seven members of the Board of Managers of Sisecam Wyoming and have certain limited negative controls relating to the company.

Sisecam Wyoming produced 2.3 million, 2.5 million and 2.6 million short tons of soda ash (of which the Partnership's interest is 1.1 million, 1.2 million and 1.3 million short tons of soda ash) during the years ended December 31, 2025, 2024 and 2023, respectively. Sisecam Wyoming sold 2.3 million, 2.5 million and 2.7 million short tons of soda ash (of which the Partnership's interest is 1.1 million, 1.2 million and 1.3 million short tons of soda ash) during the years ended December 31, 2025, 2024 and 2023, respectively. Sisecam Wyoming had net sales of $529.4 million, $578.1 million, and $773.6 million (of which the Partnership's interest is $259.4 million, $283.3 million, and $379.1 million) during the years ended December 31, 2025, 2024 and 2023, respectively.

Cautionary Note to Investors Regarding Estimates Of Measured, Indicated And Inferred Resources And Proven And Probable Mineral Reserves

We are subject to the reporting requirements of the Exchange Act governed by S-K 1300 that aim to convey an appropriate level of confidence in the disclosures being reported. In our public filings we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300. The estimation of measured resources and indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Trona Resources and Trona Reserves

Information concerning Sisecam Wyoming's mining property and estimated mineral resources and mineral reserves in this Form 10-K has been prepared in accordance with the requirements of S-K 1300 which requires us to disclose Sisecam Wyoming's mineral resources, in addition to Sisecam Wyoming's mineral reserves, at Sisecam Wyoming's mining property as of the end of our most recently completed fiscal year. The information that follows is derived, for the most part, from, and in some instances is an extract from the technical report summary prepared by Hollberg Professional Group (“HPG”) in compliance with Item 601(b)(96) and S-K 1300 completed on February 27, 2025 (the “2024 TRS”), as updated by HPG's review and confirmation on February 17, 2026, of the validity of the estimates of remaining trona resources and trona reserves, based on the material assumptions and information in the 2024 TRS. Portions of the following information are based on assumptions, qualifications and procedures, that are not fully described herein. Reference should be made to the full text of the technical report summary prepared by HPG attached as Exhibit 96.1 and incorporated herein by reference and made a part of this Form 10-K. We have used the term “trona” as in “trona resources” and “trona reserves” interchangeably with “mineral.”

HPG has conducted an independent technical review of the lands held by Sisecam Chemicals referred to as the “Big Island Mine,” which is located in the area commonly referred to as the Known Sodium Lease Area (the “KSLA”) near the town of Green River, Sweetwater County. The KSLA is where trona thickness exceeds 1-meter, extends for over 300 km2, and is greater than 80% grade. The U.S. Geological Survey recognizes 25 trona beds of economic importance (at least 1 meter in thickness and 300 km2 in areal extent) within the Green River Basin. Identified in ascending order, the trona beds are numbered 1 through 25 from the oldest (stratigraphically lowest) to the youngest (stratigraphically highest). Sisecam Wyoming has approximately 24,482 acres of trona under lease made up of approximately 8,577 Federal acres, 2,986 State acres, and 12,919 private acres. Sisecam Chemicals has mineral resources and mineable reserves in the shallowest mechanically mineable Trona beds 24 and 25, at depths of 850 and 800 feet below the surface, respectively, at our mine shaft locations. See also certain maps and graphics of Sisecam Wyoming's property above.

HPG estimated the total of the Big Island Mine’s remaining leased and licensed proven and probable trona reserves reported by depletion as 213.5 million short tons (of which the Partnership’s interest is 104.6 million short tons) as of December 31, 2025, compared to 217.7 million short tons (of which the Partnership’s interest is 106.7 million short tons) as of December 31, 2024 and the total of the measured and indicated in-place trona resources exclusive of reserves as 153.3 million short tons (of which the Partnership’s interest is 75.1 million short tons) as of December 31, 2025, compared to 153.3 million short tons (of which the Partnership’s interest is 75.1 million short tons) as of December 31, 2024. As of December 31, 2025, the decrease of 4.2 million short tons of the Big Island Mine’s proven and probable trona reserves inclusive of reserves, or 2.0%, as compared to December 31, 2024 is due to the net result of reductions from mining activities. The cutoff grade of greater than 75% trona and thickness greater than 6 feet is applied to estimate the trona resources based upon successful mining and processing of the lower grade trona beds 19, 20 and 21 which were considered viable mining prospects by Texas Gulf Soda Ash (“TGSA”). The mineral resource inclusive of the mineral reserves is that portion of the ore body that is considered either economically viable for mining and can be converted to reserves or of economic interest but considered outside the current economic limits. This is the material considered of economic interest that has the potential to be converted to reserves. Sisecam Wyoming's trona resources are categorized as “Measured mineral resources,” “Indicated mineral resources,” and “Inferred mineral resources,” which are defined as follows:

•	Measured mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
•	Indicated mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply the modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve. (The modifying factors are the factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include but are not restricted to mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.)
•	Inferred mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.

The following is a summary of the recoverable trona reserves for beds 24 and 25 as of December 31, 2025:

(in millions of short tons except percentage) (1) (2)
Reserve Category	Proven mineral reserves		Probable mineral reserves		Total mineral reserves
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)
Lower Bed 24	68.6	85.9%	75.2	85.6%	143.8	85.8%
Upper Bed 25	36.4	85.6%	33.3	84.8%	69.7	85.3%
Total (3) (4) (5)	105.0	85.8%	108.5	85.3%	213.5	85.6%

(1)	Numbers have been rounded; totals may not sum due to rounding.
(2)	Based on a 7-foot minimum thickness and an 85% minimum grade cut-off.
(3)	The point of reference is run-of-mine (ROM) ore delivered to the processing facilities including mining losses and dilution.
(4)	Mineral reserves are current as of December 31, 2025, using depletion and the definitions in S-K 1300.
(5)	Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by SCW LLC and 49% by NRP.

Sisecam Wyoming's reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Sweetwater Royalties LLC.

The following table presents Sisecam Wyoming's estimated proven and probable trona reserves by license and leases as of December 31, 2025:

(in millions of short tons except percentage) (1) (2)
Reserve Category	Proven mineral reserves		Probable mineral reserves		Total mineral reserves
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)
License with Sweetwater Royalties LLC	55.0	85.9%	55.1	85.3%	110.1	85.6%
Leases with the U.S. Government	42.0	85.6%	34.6	85.3%	76.6	85.4%
Leases with the State of Wyoming	8.0	86.7%	18.8	85.9%	26.8	86.1%
Total (3) (4) (5)	105.0	85.8%	108.5	85.3%	213.5	85.6%

(1)	Numbers have been rounded; totals may not sum due to rounding.
(2)	Based on a 7-foot minimum thickness and an 85% minimum grade cut-off.
(3)	The point of reference is ROM ore delivered to the processing facilities including mining losses and dilution.
(4)	Mineral reserves are current as of December 31, 2025, using depletion and the definitions in S-K 1300.
(5)	Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by SCW LLC and 49% by NRP.

The following is a summary of the measured, indicated, and inferred mineral resources exclusive of reserves for trona beds 24 and 25 as of December 31, 2025:

(in millions of short tons except percentage and thickness) (1) (2)
Reserve Category	Measured mineral resources		Indicated mineral resources		Measured + Indicated mineral resources			Inferred mineral resources
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)	Thickness (ft)	Amount	Grade (1)
Lower Bed 24	45.4	88.5%	53.6	86.6%	99.1	87.5%	8.6	—	—%
Upper Bed 25	29.3	84.9%	25.0	86.2%	54.3	85.5%	7.9	—	—%
Total (3) (4) (5)	74.7	87.1%	78.7	86.5%	153.3	86.8%	8.3	—	—%

(1)	Numbers have been rounded; totals may not sum due to rounding.
(2)	Based on a 6-foot minimum thickness and a 75% minimum grade cut-off.
(3)	The point of reference is in-place inclusive of impurities and insoluble content.
(4)	Mineral reserves are current as of December 31, 2025, using depletion and the definitions in S-K 1300.
(5)	Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by SCW LLC and 49% by NRP.

HPG estimated proven and probable reserves of approximately 213.5 million short tons of trona (of which the Partnership’s interest is 104.6 million short tons), which is equivalent to 115.8 million short tons of soda ash as of December 31, 2025 (of which the Partnership’s interest is 56.7 million short tons of soda ash). Based on Sisecam Wyoming's current mining rate of approximately 4.3 million short tons of trona per year, Sisecam Wyoming has enough proven and probable trona reserves to continue mining trona using current methods for approximately 50 years.

The mineral reserve is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Sisecam Wyoming's trona reserves are categorized as “Proven mineral reserves” and “Probable mineral reserves,” which are defined as follows:

•	Proven mineral reserves - The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
•	Probable mineral reserves - The economically mineable part of an indicated and, in some cases, a measured mineral resource.

In determining the reserve parameters and assumptions HPG considered the following circumstances:

•	Sisecam Wyoming’s 60-year long history and economics of mining the deposit and producing soda ash;
◦ The 187.5 million short tons (“Mst”) of trona ore produced from these two beds;
•	The projected long life of the mine and resulting likely change in economics, mining, and processing methods over its projected 40 plus-year mine life used in the 2024 technical summary. This 40 plus-year mine life consideration is based on the specific assumptions in the 2024 technical summary, including assumptions related to projected timing and estimated cost of two-seam mining, timing of related capital expenditures and sales price projections;
•	Sisecam Wyoming’s current processing facilities’ capabilities and projected future changes to these facilities;
•	The economics associated with Sisecam Wyoming’s current mining equipment and history of “high grading” the thickest portions of the deposit;
•	Sisecam Wyoming’s current mining equipment limitations and required future changes to these systems; and
•	HPG’s knowledge of operating and managing other trona and potash mines.

In determining whether the reserves meet these economic standards, HPG made certain assumptions regarding the remaining life of the Big Island Mine, including, among other things, that:

•	the cost of products sold per short ton will remain consistent with Sisecam Wyoming’s cost of products sold for the five years ended December 31, 2025;
•	the weighted average net sales per short ton FOB plant, $150/ton, based on USGS pricing and historical pricing provided by Sisecam Wyoming;
•	Sisecam Wyoming’s mining costs will remain consistent with the five years ended December 31, 2025, until they begin two-seam mining, at which time mining costs for the two-seam mining tonnage could increase by as much as 30%;
•	Sisecam Wyoming’s processing costs will remain consistent with the five years ended December 31, 2025, and rise in 10-years to account for lower grade material;
•	Sisecam Wyoming will achieve an annual mining rate of approximately 4.3 million short tons of trona in 2026 and beyond;
•	Sisecam Wyoming will process soda ash with a 90% rate of recovery, without accounting for the deca rehydration process;
•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash);
•	The run-of-mine ore estimate contains dilution from the mining process;
•	Sisecam Wyoming will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;
•	Sisecam Wyoming will, in approximately 10 years, make necessary modifications to the processing facilities to allow localized mining of 75% ore grade in areas where the floor seam or insoluble disruptions have moved up into the mining horizon causing mining to be halted early due to processing facility limitations;
•	Sisecam Wyoming will, in approximately 20 years, make necessary equipment modifications to operate at a seam height of 7-feet, the current mining limit is 9-feet;
•	Sisecam Wyoming has and will continue to have valid leases and license in place with respect to the reserves, and that these leases and license can be renewed for the life of the mine based on their extensive history of renewing leases and license;
•	Sisecam Wyoming has and will continue to have the necessary permits to conduct mining operations with respect to the reserves; and
•	Sisecam Wyoming will maintain the necessary tailings storage capacity to maintain tailings disposal between the mine and surface placement for the life-of-mine.

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

These controls and other methods help to validate the reasonableness of the estimates. The effectiveness of the controls is reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures. For additional information regarding the risks associated with Sisecam Wyoming's estimates of trona resources and reserves, see "Item 1A. Risk Factors, Risks Related to Our Business—Sisecam Wyoming's mineral reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of Sisecam Wyoming's reserves and resources.”

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

Significant Customers

We have a significant concentration of revenues from Alpha, with total revenues of $52.9 million in 2025 from several different mining operations, including wheelage revenues and coal overriding royalty revenues. We also have a significant concentration of revenues with Foresight and its subsidiaries, with total revenues of $42.5 million in 2025 from all of their mining operations, including transportation and processing services revenues, coal overriding royalty revenues and wheelage revenues. We also have a significant concentration of revenues with Alabama Kanu with total revenues of $22.1 million in 2025 from one mining operation, including overriding royalty revenues. For additional information on significant customers, refer to "Item 8. Financial Statements and Supplementary Data—Note 14. Major Customers."

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

Title to Property

We owned substantially all of our coal and aggregates mineral rights in fee as of December 31, 2025. We lease the remainder from unaffiliated third parties. Sisecam Wyoming leases or licenses its trona. We believe that we have satisfactory title to all of our mineral properties, but we have not had a qualified title company confirm this belief. Although title to these properties is subject to encumbrances in certain cases, such as customary easements, rights-of-way, interests generally retained in connection with the acquisition of real property, licenses, prior reservations, leases, liens, restrictions and other encumbrances, we believe that none of these burdens will materially detract from the value of our properties or from our interest in them or will materially interfere with their use in the operation of our business.

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

Air Emissions

The Clean Air Act ("CAA") and corresponding state and local laws and regulations affect all aspects of our business. The CAA directly impacts our lessees’ coal mining and processing operations by imposing permitting requirements and, in some cases, requirements to install certain emissions control equipment, on sources that emit various hazardous and non-hazardous air pollutants. The CAA also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fired electric power generating plants. As described below, there have been a series of federal rulemakings and programs that are focused on emissions from coal-fired electric generating facilities, as well as oil and gas production facilities.

•	The Environmental Protection Agency (“EPA”) periodically reviews and may revise the National Ambient Air Quality Standards (“NAAQS”), which can require additional State Implementation Plan (“SIP”) obligations and emissions controls. In addition, the EPA’s regional haze program requires SIPs intended to protect visibility in certain protected areas, and the EPA may disapprove SIPs and impose a Federal Implementation Plan (“FIP”) requiring additional controls. These air quality programs, and related rulemaking and litigation, may increase operating and capital costs, and may contribute to reduced utilization or retirements of coal fired generating units, which could adversely affect demand.
•	A range of federal and state air emissions programs under the CAA regulate sulfur dioxide, nitrogen oxides, particulate matter, and other pollutants from coal-fired electric generating units and other industrial sources. These programs include the EPA’s Title IV Acid Rain Program and interstate transport requirements implemented through SIPs and federal rules addressing the interstate movement of ozone and particulate forming emissions. Compliance with these requirements may be achieved through a combination of emissions allowances and/or emissions budgets, installation or operation of pollution control technologies, fuel switching, and/or reduced utilization.
•	In May 2020, the EPA issued a final rule that reversed the Agency’s prior determination from 2000 to 2016 that it was “appropriate and necessary” to regulate hazardous air pollutants from coal-fueled EGUs under the Mercury and Air Toxics Rule (“MATS”), which regulates the emission of mercury and other metals, fine particulates, and acid gases such as hydrogen chloride from coal and oil-fired power plants. However, in February 2023, the EPA published a final revocation of the May 2020 finding. Then, in May 2024, the EPA published a final rule to amend the MATS rule, which further limits the emission of non-mercury hazardous air pollutant metals from existing coal-fired power plants, tightens the emission standard for mercury for existing lignite-fired power plants, and strengthens emissions monitoring and compliance requirements. However, on June 17, 2025, the EPA issued a proposed rule to repeal the amendments finalized in 2024, reverting to the initial emission standards and compliance options established in 2012. The MATS program has required many electric power generators to make capital investments to retrofit power plants and may contribute to retirements of older coal-fired generating units. Such retirements could reduce demand for coal. Apart from MATS, several states have enacted or proposed regulations requiring reductions in mercury emissions from coal-fired power plants, and federal legislation to reduce mercury emissions from power plants has been proposed. Regulation of mercury emissions by the EPA, states, or Congress may decrease the future demand for coal.
•	The EPA’s regional haze program is designed to protect and improve visibility at and around national parks, national wilderness areas, and international parks. Under the program, states are required to develop SIPs to improve visibility. Typically, these plans call for reductions in sulfur dioxide and nitrogen oxide emissions from coal-fueled electric plants. In prior cases, the EPA has decided to negate the SIPs and impose stringent requirements through FIPs. The regional haze program, including particularly the EPA’s FIPs, and any future regulations may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations. On January 6, 2026, the EPA finalized a significant revision to the Regional Haze Rule, extending the deadline for the next round of periodic SIP revisions from July 31, 2028, to July 31, 2031. On January 9, 2026, the agency fully disapproved Colorado’s regional haze SIP.

•	The EPA’s New Source Review (“NSR”) program under the CAA in certain circumstances requires existing coal-fired power plants, when modifications to those plants significantly increase emissions, to install more stringent air emissions control equipment. The Department of Justice, on behalf of the EPA, has filed lawsuits against a number of coal-fired electric generating facilities alleging violations of the NSR program. The EPA has alleged that certain modifications have been made to these facilities without first obtaining certain permits issued under the program. Several of these lawsuits have been settled, but others remain pending. In October 2020, the EPA finalized a rule to clarify the process for evaluating whether the NSR permitting program would apply to a proposed modification of a source of air emissions. The EPA proposed revisions in February 2024 to its NSR preconstruction permitting regulations to address concerns raised in petition for reconsideration litigation. Depending on the ultimate resolution of the EPA’s litigation and any potential final rule, demand for coal could be affected.
•	The EPA’s New Source Performance Standards (“NSPS”) under the CAA require the reduction of certain pollutants and methane emissions from certain stimulated oil and gas wells for which well completion operations are conducted, require that most wells use reduced emission completions, also known as “green completions,” and establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and pneumatic controllers and storage vessels. In December 2023, the EPA issued its final methane rules, known as OOOOb and OOOOc, that establish new source and first-time existing source standards of performance for GHG and VOC emissions for crude oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending. To the extent that these rules are implemented as originally promulgated, oil and gas production could be adversely affected to the extent the rules and any of their requirements impose increased operating costs.

Carbon Dioxide and Greenhouse Gas ("GHG") Emissions

In December 2009, EPA determined that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and welfare because emissions of such gases are, according to EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. On February 12, 2026, the EPA announced a final rule rescinding this prior “Endangerment Finding,” which applied to new motor vehicles and engines, and served as the legal and scientific foundation for the majority of EPA’s GHG-related regulations, including broader climate regulations under the Clean Air Act. Given the recency of this action, it is uncertain what material impacts this regulatory change will have on our operations.

The EPA has sought to regulate GHG emissions from stationary sources, such as coal-fueled power plants, based on its authority under the CAA. In August 2015, the EPA issued its final Clean Power Plan (“CPP”) Rule, which established carbon pollution standards for power plants. Following legal challenges, the EPA repealed the CPP and finalized the Affordable Clean Energy (“ACE”) Rule, which was also subject to legal challenge. In June 2022, the U.S. Supreme Court in West Virginia v. EPA found that the EPA acted outside the bounds of the agency’s authority in promulgating the CPP. In May 2024, the EPA finalized a rule that repealed the ACE rule and established GHG standards and guidelines that require coal fired power plants to (1) convert to natural gas co-firing by January 1, 2030 and then retire by 2039, (2) install by 2032 carbon capture and sequestration technology capable of capturing 90% of all CO2 emissions, or (3) cease operations by 2032. The May 2024 rule was challenged in the D.C. Circuit Court, but the U.S. Supreme Court denied the challengers’ request to stay implementation of the rule pending the outcome of the litigation. On June 17, 2025, the EPA issued a proposed rule that would repeal all GHG emissions standards for fossil fuel-fired power plants, including the May 2024 rule.

Several rulemakings have been issued under the NSPS that constrain the GHG emissions of fossil-fuel-fired power plants. In October 2015, EPA published its final rule on performance standards for GHG emissions from new, modified, and reconstructed EGUs, which required use of efficient supercritical pulverized coal boilers that use partial post-combustion carbon capture and storage technology and imposed a new emission standard. Following legal challenge, the EPA undertook a review of the October 2015 rule and in December 2018, the EPA issued a proposed rule to replace the October 2015 rule, including revising the best system of emission reduction (“BSER”) for newly constructed coal-fired EGUs. In May 2024, however, the EPA issued a final NSPS rule for GHG emissions from new and reconstructed fossil fuel-fired combustion turbines, which notably, formally withdrew the December 2018 proposed amendments to the NSPS for GHG emissions from coal-fired EGUs. On June 17, 2025, the EPA issued a proposed rule that would repeal all GHG emissions standards for fossil fuel-fired power plants, including the May 2024 final NSPS rule.

Certain authorizations required for certain mining and oil and gas operations may be difficult to obtain or use due to challenges from environmental advocacy groups to the environmental analyses conducted by federal agencies before granting permits. In particular, those approvals necessary for certain coal activities that are subject to the requirements of the National Environmental Policy Act (“NEPA”) are subject to real uncertainty. However, as a result of recent court rulings and the change in the U.S. presidential administration, there is significant uncertainty with respect to current and future requirements for these analyses. For example, in April 2025, the U.S. Department of Interior issued a new “alternative arrangements” policy for NEPA reviews of proposed fossil fuel projects, providing for shorter environmental review. In May 2025, the U.S. Supreme Court held in Seven County Infrastructure Coalition v. Eagle County, Colorado that courts must grant agencies “substantial judicial deference” with respect to the scope and content of their NEPA reviews when considering NEPA challenges, and that an agency may decline to evaluate environmental effects from separate projects upstream or downstream from the project at issue. Further, in September 2025, the White House Council on Environmental Quality issued new guidance to federal agencies implementing NEPA, encouraging agencies to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process. While the impact of these developments is unclear at this time, any disruption in our ability to obtain permits could result in costs that could have a material adverse effect on our business, financial condition and results of operations.

Moreover, many states, regions, and governmental bodies have adopted GHG initiatives and have or are considering the imposition of fees or taxes based on the emission of GHGs by certain facilities, including coal-fired electric generating facilities, either as part of cap and trade, carbon tax, or climate “superfund” laws. For example, in December 2024, New York adopted a law requiring companies that emitted over 1 billion tons of GHG emissions into the atmosphere between 2000 and 2018, with sufficient connections to the state, to pay into a climate “superfund” to support climate-related adaptation and mitigation projects. The law has been challenged by the Department of Justice and the litigation remains pending at this time. Other states have announced their intent to increase the use of renewable energy sources, displacing coal and other fossil fuels. Depending on the particular regulatory program that may be enacted, at either the federal or state level, and the outcome of any legal challenges, the demand for coal and oil and gas could be negatively impacted, which would have an adverse effect on our operations. Many states and regions have adopted GHG initiatives and certain governmental bodies have or are considering the imposition of fees or taxes based on the emission of GHG by certain facilities, including coal-fired electric generating facilities. For example, the Regional Greenhouse Gas Initiative (“RGGI”) calls for the implementation of a cap-and-trade program aimed at reducing carbon dioxide emissions from power plants in participating states. The members of RGGI have established in statutes and/or regulations a carbon dioxide trading program. In November 2025, Pennsylvania enacted legislation ending the Commonwealth’s effort to participate in RGGI. Similar to RGGI, five western states launched the Western Regional Climate Initiative. We cannot predict what other regional greenhouse gas reduction initiatives may arise in the future.

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

RCRA impacts the coal industry in particular because it regulates the disposal of certain coal combustion residuals (“CCR”). On April 17, 2015, the EPA finalized regulations under RCRA for the disposal of CCR. Under the finalized regulations, CCR is regulated as “non-hazardous” waste and avoids the stricter, more costly, regulations under RCRA’s “hazardous” waste rules. The CCR rule was subject to legal challenge and ultimately remanded to the EPA. In May 2024, the EPA finalized changes to the CCR regulations for inactive surface impoundments at inactive electric utilities. The final rule expanded the scope of impoundments subject to regulation and established groundwater monitoring, corrective action, closure, and post closure care requirements for all CCR management units. Although the rule has been challenged by industry groups, the U.S. Supreme Court rejected the challengers’ request to stay the rule so the rule remains effective as promulgated. Most recently, on February 6, 2026, the EPA announced a final rule that provides additional time to meet facility evaluation requirements for identifying CCR management units and to comply with groundwater monitoring provisions. The combined effect of the CCR rules and the ELG regulations (discussed below) has compelled power generating companies to close existing ash ponds and may force the closure of certain existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for coal.

On November 3, 2015, the EPA published the final rule ELG, revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technological improvements in the steam electric power industry over the last three decades. The EPA has from time to time updated the applicable ELG regulations and most recently, in May 2024, finalized a new ELG rule applicable to steam electric power generating facilities that sets new discharge limits for flue gas desulfurization wastewater, bottom ash transport water, combustion residual leachate, and legacy wastewaters. Subsequently, in December 2025, the EPA finalized a Deadline Extensions Rule that extends certain compliance deadlines under the 2024 ELG rule and provides additional flexibilities, including updated transfer provisions and site specific alternative compliance dates. Although it is uncertain what further actions the current Administration may take regarding the 2024 ELG rule, to the extent the 2024 rule, which applies to a major portion of the electric power industry, remains in effect, it may impact the power market.

Water Discharges

Operations conducted on our properties can result in discharges of pollutants into waters. The Clean Water Act and analogous state laws and regulations create two permitting programs for mining operations. The National Pollutant Discharge Elimination System ("NPDES") program under Section 402 of the statute is administered by the states or EPA and regulates the concentrations of pollutants in discharges of waste and storm water from a mine site. The Section 404 program is administered by the U.S. Army Corps of Engineers (“USACE”) and regulates the placement of overburden and fill material into channels, streams and wetlands that comprise “waters of the United States.” The scope of waters that may fall within the jurisdictional reach of the Clean Water Act is expansive and may include land features not commonly understood to be a stream or wetlands. The Clean Water Act and its regulations prohibit the unpermitted discharge of pollutants into such waters, including those from a spill or leak. Similarly, Section 404 also prohibits discharges of fill material and certain other activities in waters unless authorized by the issued permit. The scope of federal jurisdictional reach over waters of the United States (“WOTUS”) under the CWA has been subject to significant uncertainty and litigation for many years. In September 2023, the EPA and USACE issued a final rule conforming the regulatory definition of WOTUS to the U.S. Supreme Court’s 2023 decision in Sackett v. EPA, which narrowed the scope of federally jurisdictional waters to “relatively permanent, standing, or continuously flowing bodies of water” and wetlands with a “continuous surface connection” to such waters. However, the rule is currently subject to litigation. As a result, the September 2023 rule is currently in effect in only 24 states, and the EPA and USACE are using the pre-2015 definition of WOTUS in the other 26 states. In November 2025, the EPA and USACE issued a proposed rule to further update and narrow the definition of WOTUS. In addition, the U.S. Supreme Court’s 2020 decision in County of Maui v. Hawaii Wildlife Fund held that, in certain cases, certain discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The current Administration may seek to take additional action with respect to these regulations, although the substance and timing of such action cannot be predicted.

States issue a certificate pursuant to Clean Water Act Section 401 that is required for the USACE to issue a Section 404 permit. In October 2021, the U.S. District Court for the Northern District of California vacated a 2020 rule revising the Section 401 certification process. The Supreme Court stayed this vacatur and, in September 2023, the EPA finalized its Clean Water Act Section 401 Water Quality Certification Improvement Rule, effective as of November 27, 2023. The Water Quality Certification Improvement Rule was challenged by various states and a coalition of industry groups and the challenge remains ongoing. Also, in January 2026, the EPA released a proposed rule to revise its CWA Section 401 certification rule following a May 2025 memorandum raising concerns with the existing rule implementing Section 401 promulgated in November 2023. The January 2026 proposed rule seeks to limit the scope of Section 401 reviews and clarify the regulations to ensure such reviews are completed within the one-year statutory deadline. The proposal is not final and may be modified, challenged, or withdrawn, and any resulting rule or litigation could affect CWA Section 401 certification requirements. The full extent and impact of any such actions is unclear at this time. Any disruption in the ability to obtain required permits may result in increased costs and project delays.

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

Endangered Species Act

The federal Endangered Species Act (“ESA”) and counterpart state legislation protect species threatened with possible extinction. The U.S. Fish and Wildlife Service (“USFWS”) works closely with state regulatory agencies to ensure that species subject to the ESA are protected from potential impacts from mining-related and oil and gas exploration and production activities. In recent years, there has been uncertainty with respect to ESA regulation. Most recently, in November 2025, the USFWS and the National Marine Fisheries Service (“NMFS”) issued four proposed rules that would substantially revise ESA implementing regulations and largely reinstate the 2019–2020 regulatory framework under the prior Trump Administration. The proposals would modify the standards for listing and delisting species, revise the approach to designating critical habitat, and amend the interagency consultation process to streamline and clarify federal review obligations. They would also restore the prior species‑specific approach to protective regulations for threatened species rather than automatically applying blanket take prohibitions. We cannot predict what further actions the current Administration may take with respect to these regulations and the timing with respect to the same. If the USFWS were to designate species indigenous to the areas in which we operate as threatened or endangered or to redesignate a species from threatened to endangered, we or the operators of the properties in which we hold oil and gas, or mineral interests could be subject to additional regulatory and permitting requirements, which in turn could increase operating costs or adversely affect our revenues.

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

MSHA has also published, and may continue to publish, requests for information on various mining topics that may result in additional rules applicable to our operations and the operations of our lessees. Recent requests include topics such as engineering controls and best practices to lower miners’ exposure to respirable coal mine dust and exposure of underground miners to diesel exhaust. Recent rulemaking actions in this space include, for example:

•	In July 2025, MSHA published eighteen notices of proposed rulemaking aimed at streamlining mine operations. A central theme of these proposals is the limitation of district manager authority. Other proposals focus on loosening existing requirements, such as revising standards for flame safety lamps and blacksmith shops, and updating diesel particulate matter provisions to reflect current enforcement practices while maintaining existing exposure limits.
•	In April 2024, MSHA adopted a rule on respirable crystalline silica, most commonly found in the mining environment through quartz. The final rule, which took effect on June 17, 2024, amends the existing MSHA standards to lower the permissible exposure limit of respirable crystalline silica, as well as sets forth new or revised standards for exposure sampling, corrective actions, medical surveillance for metal and non-metal miners, and respiratory protection requirements. Compliance for metal and nonmetal mines goes into effect in April 2026. Compliance for coal mine operators was set to go into effect on April 14, 2025, but a U.S. Circuit Court of Appeals issued a temporary stay on April 4, 2025. As a result, enforcement remains uncertain, subject to this ongoing litigation. In addition, on November 26, 2025, MSHA indicated that the agency would reconsider portions of the rule, which could affect future requirements and associated compliance costs.
•	In December 2024, MSHA adopted a rule to revise Testing, Evaluation, and Approval of Electric Motor-Driven Mine Equipment and Accessories within underground mining environments. The final rule, effective January 9, 2025, adopts various voluntary consensus standards to promote innovation in mine safety and health technologies.
•	In April 2024, the Office of Surface Mining Reclamation and Enforcement (“OSMRE”) finalized updates to the Ten-Day Notice (“TDN”) rule, which governs how citizens can report potential coal mine violations and request federal inspections. In June 2025, OSMRE proposed rolling back these updates to the rule.

MSHA has also finalized a number of rules related to controlling exposure to coal mine dust, which have resulted in progressively stricter exposure limits imposed by MSHA regulations. These requirements impose a number of dust monitoring obligations and mine ventilation requirements on our coal lessees’ operations. Compliance with these rules can result in increased costs on our lessees’ operations, including, but not limited to, the purchasing of new equipment and the hiring of additional personnel to assist with monitoring, reporting, and recordkeeping obligations. It is uncertain whether any of the above or other various proposed rules or requests for information would have material impacts on our operations, our costs of operation, or the operations of our lessees.

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

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for reclaiming the mined property upon the completion of mining operations. The majority of our lessees have obtained or applied for permits to mine a significant portion of its coal that is currently planned to be mined over the next five years, and continue to be in the planning phase for obtaining permits for the additional coal planned to be mined over the following five years. However, given the imposition of new requirements in the permits in the form of policies and the increased oversight review that has been exercised by EPA, there are no assurances that our lessees will not experience difficulty and delays in obtaining mining permits in the future. In addition, EPA has used its authority to create significant delays in the issuance of new permits and the modification of existing permits, which has led to substantial delays and increased costs for coal operators.

Employees and Labor Relations

As of December 31, 2025, affiliates of our general partner employed 51 people who directly supported our operations. None of these employees were subject to a collective bargaining agreement.

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

As of December 31, 2025, we and our subsidiaries had approximately $33.2 million of total indebtedness. The terms and conditions governing the indenture for Opco’s revolving credit facility and senior notes:

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulation. We cannot be certain that our cash flow will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations. If we do not have sufficient funds, we may be required to refinance all or part of our existing debt, borrow more money, or sell assets or raise equity at unattractive prices, including higher interest rates. We are required to make substantial principal repayments each year in connection with Opco’s senior notes, with approximately $14 million due thereunder during 2026. To the extent we borrow to make some of these payments, we may not be able to refinance these amounts on terms acceptable to us, if at all. We may not be able to refinance our debt, sell assets, borrow more money or access the bank and capital markets on terms acceptable to us, if at all. Our ability to comply with the financial and other restrictive covenants in our debt agreements will be affected by the levels of cash flow from our operations and future events and circumstances beyond our control. Failure to comply with these covenants would result in an event of default under our indebtedness, and such an event of default could adversely affect our business, financial condition and results of operations.

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

To the extent our lessees are unable to economically produce coal over the long term, the carrying value of our coal mineral rights could be adversely affected. A long-term asset generally is deemed impaired when the future expected cash flow from its use and disposition is less than its book value. For the year ended December 31, 2025, we had immaterial impairment charges related to properties that we believe our current or future lessees are unable to operate profitably. Future impairment analyses could result in additional downward adjustments to the carrying value of our assets.

Changes to trade regulations, including trade restrictions, sanctions, tariffs, or duties, could significantly harm our results of operations.

Restrictions on international trade, such as sanctions, tariffs, duties and other governmental controls on imports or exports of goods, could adversely affect our business. For example, the Chinese tariffs on U.S. coal, which were implemented in 2025, could continue to negatively affect the overall price of coal. If new legislation or additional trade restrictions are adopted or geopolitical tensions were to increase and reduce the price received by our lessees for coal sales, the amount of royalties that we receive from our lessees would also be reduced which could adversely affect our free cash flow.

Prices for soda ash are volatile. Any substantial or extended decline in soda ash prices could have an adverse effect on Sisecam Wyoming’s ability to continue to make distributions to its members and on our results of operations.

The market price of soda ash directly affects the profitability of Sisecam Wyoming’s soda ash production operations. If the market price for soda ash declines, Sisecam Wyoming’s sales will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash has been volatile, and those markets are likely to remain volatile in the future. Currently, global soda ash prices are suffering a severe decline and Sisecam Wyoming’s profitability has been negatively affected. We cannot predict when or whether soda ash prices will recover to a point where Sisecam Wyoming will resume distribution payments to us. The prices Sisecam Wyoming receives for its soda ash depend on numerous factors beyond Sisecam Wyoming’s control, including worldwide and regional economic and political conditions impacting supply and demand. In addition, the impact of the Sisecam Chemicals Resources' exit from ANSAC and Sisecam Wyoming’s transition to the utilization of Sisecam Group’s global distribution network for some of its export operations beginning 2021 could affect prices received for export sales. Glass manufacturers and other industrial customers drive most of the demand for soda ash, and these customers experience significant fluctuations in demand and production costs. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Substantial or extended declines in prices for soda ash could have a material adverse effect on Sisecam Wyoming’s ability to continue to make distributions to its members and on our results of operations.

We derive a large percentage of our revenues and other income from a small number of coal lessees.

Challenges in the coal mining industry have led to significant consolidation activity. We own significant interests in several of Alpha's mining operations, which accounted for approximately 26% of our total revenues in 2025. We also own significant interests in all of Foresight’s mining operations, which accounted for approximately 21% of our total revenues in 2025. We also own a significant interest in Alabama Kanu's Oak Grove operation, which accounted for approximately 11% of our total revenues in 2025. Certain other lessees have made acquisitions over the past few years resulting in their having an increased interest in our coal. Any interruption in these lessees’ ability to make royalty payments to us could have a disproportionate material adverse effect on our business and results of operations.

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

The adoption of climate change legislation and regulations restricting emissions of greenhouse gases and other hazardous air pollutants has resulted in changes in fuel consumption patterns by electric power generators and a corresponding decrease in coal production by our lessees and reduced coal-related revenues.

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

In addition to EPA’s greenhouse gas initiatives, there are several other federal rulemakings regulating emissions of nitrogen oxide and sulfur dioxide, and the Mercury and Air Toxics Rule ("MATS"), which regulates emissions of hazardous air pollutants. Installation of additional emissions control technologies and other measures required under these and other EPA regulations have made it more costly to operate many coal-fired power plants and have resulted in and are expected to continue to result in plant closures. Further reductions in coal’s share of power generating capacity as a result of compliance with existing or proposed rules and regulations would have a material adverse effect on our coal-related revenues. For more information on regulation of greenhouse gas and other air pollutant emissions, see "Items 1. and 2. Business and Properties—Regulation and Environmental Matters.”

Concerns about the environmental impacts of coal combustion, including perceived impacts on global climate issues, are also resulting in unfavorable lending and investment policies by institutions and insurance companies which could significantly affect our ability to raise capital or maintain current insurance levels.

Global climate issues continue to attract public and scientific attention. Numerous reports have engendered concern about the impacts of human activity, especially fossil fuel combustion, on global climate issues. In addition to government regulation of greenhouse gas and other air pollutant emissions, there have also been efforts in recent years affecting the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuels, such as coal. Recently, the Net Zero Banking Alliance, a group of over 100 banks worldwide representing over 40% of global banking assets that were committed to aligning their investment portfolios with net zero emissions by 2050, ceased operations, reflecting growing political and market headwinds. Further, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. However, in October 2025, the three banking agencies withdrew this guidance. Nevertheless, the impact of any such efforts may adversely affect our ability to raise capital. In addition, a number of insurance companies have taken action to limit coverage for companies in the coal industry, which could result in significant increases in our costs of insurance or in our inability to maintain insurance coverage at current levels.

Increased attention to climate change, environmental, sustainability matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, and investor and societal expectations regarding sustainability matters and disclosures, may result in increased costs, reduced profits, increased investigations and litigation, and negative impacts on our access to capital. Any laws or regulations imposing more stringent requirements on our business related to the disclosure of climate-related risks may increase compliance costs, and result in potential restrictions on access to capital to the extent we do not meet any climate-related expectations or requirements of financial institutions. In addition, some states (such as California) have adopted or are considering adopting laws requiring the disclosure of certain climate-related risks and GHG emission reduction claims. Lawsuits have been filed challenging the implementation of these laws, but we cannot predict the outcome of these suits at this time. As a result, the ultimate impact of any climate-related disclosure requirements imposed in the future on our business is uncertain and may result in increased compliance costs and increased costs of and restrictions on access to capital.

Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to sustainability matters, and many of these ratings processes are inconsistent with each other. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable sustainability ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Furthermore, if our competitors’ sustainability performance is perceived to be greater than ours, potential or current investors may elect to invest in our competitors instead.

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

In addition to governmental regulation, private citizens’ groups have continued to be active in bringing lawsuits against coal mine operators and landowners, alleging violations of water quality standards resulting from ongoing discharges of pollutants from reclaimed mining operations, including selenium and conductivity. Any determination that a landowner or lessee has liability for discharges from a previously reclaimed mine site would result in uncertainty as to continuing liability for completed and reclaimed coal mine operations and could result in substantial compliance costs or fines. For more information on regulation of greenhouse gas and other air pollutant emissions, see "Items 1. and 2. Business and Properties—Regulation and Environmental Matters.”

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

We do not have control over the operations of Sisecam Wyoming. We have limited approval rights with respect to Sisecam Wyoming, and our partner controls most business decisions, including decisions with respect to distributions and capital expenditures. During 2020, Sisecam Wyoming suspended cash distributions to its members due to adverse developments in the soda ash market resulting from the COVID-19 pandemic. Distributions resumed in 2021 but due to a severe decline in global soda ash prices, distributions have again been suspended. The soda ash market continues to be significantly oversupplied from the influx of new capacity from China and sales prices remain below the cost of production for most producers. We expect soda ash prices to remain at these lower levels for the foreseeable future and do not expect distributions from Sisecam Wyoming to resume for several years until high-cost capacity is forced to retire. In February 2026, we and Sisecam Wyoming's managing partner agreed to make an additional capital investment into Sisecam Wyoming ($39.2 million for NRP's 49%) to reduce outstanding amounts under Sisecam Wyoming’s bank credit facility and better position it to compete in the current environment. We cannot predict when or whether soda ash prices will recover to a level at which Sisecam Wyoming will resume distributions. Sisecam Chemicals USA Inc., a wholly owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, appoints four of the seven Board of Managers of Sisecam Wyoming and we appoint three. Any changes to the distribution policy or the capital expenditure plans approved by the Board of Managers could adversely affect the future cash flows to NRP and the financial condition and results of operations of Sisecam Wyoming.

We own the transportation infrastructure at Foresight’s Williamson mine. Foresight leases those assets from us and manages the operating activities. As owner, we may incur increased costs for liabilities associated with those facilities.

Sisecam Wyoming's mineral reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of Sisecam Wyoming's reserves and resources.

Sisecam Wyoming's mineral reserve and resource estimates may vary substantially from the actual amounts of minerals Sisecam Wyoming is able to recover economically from their reserves. There are numerous uncertainties inherent in estimating quantities of reserves and resources, including many factors beyond Sisecam Wyoming's control. Estimates of reserves and resources necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to, among other aspects:

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

In addition, Sisecam Wyoming transports its soda ash by rail or truck and ocean vessel. As a result, its business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make Sisecam Wyoming’s soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Sisecam Wyoming may be unable to pass on its freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces. In addition, rail operations are subject to various risks that may result in a delay or lack of service at Sisecam Wyoming’s facility, and alternative methods of transportation are impracticable or cost prohibitive. For the year ended December 31, 2025, Sisecam Wyoming shipped over 90% of its soda ash from the Green River facility on a single rail line owned and controlled by Union Pacific. Any substantial interruption in or increased costs related to the transportation of Sisecam Wyoming’s soda ash or the failure to renew the rail contract on favorable terms could have a material adverse effect on our financial condition and results of operations.

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

For our unitholders subject to the passive loss rules, our current operations include portfolio activities (such as our coal and mineral royalty businesses) and passive activities (such as our soda ash business). Any passive losses we generate will only be available to offset our passive income generated in the future and will not be available to offset (i) our portfolio income, including income related to our coal and mineral royalty businesses, (ii) a unitholder’s income from other passive activities or investments, including investments in other publicly traded partnerships, or (iii) a unitholder’s salary or active business income. Thus, our unitholders' share of our portfolio income may be subject to U.S. federal income tax, and, in some cases, state and local income taxes, regardless of other losses they may receive from us.

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

In addition to U.S. federal income taxes, our unitholders are likely subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders are likely required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in a number of states in the United States. Most of these states impose a personal income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. It is the unitholder's responsibility to file all U.S. federal, state and local tax returns and pay any taxes due in these jurisdictions. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.

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

Key aspects of our cybersecurity risk management program include:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•	a cybersecurity team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•	cybersecurity awareness training for our employees, incident response personnel, and management; and
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have established separate processes and procedures to oversee and identify cybersecurity risks associated with our use of third-party service providers. All third parties involved in our cybersecurity risk assessments and risk management are required to provide reports designed to allow us to monitor and assess such third parties’ security controls.

As of the date of this report, though the Partnership and our service providers have experienced certain cybersecurity incidents, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Despite implementation of our cybersecurity processes, we face ongoing risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Item 1A. Risk Factors – Our business is subject to cybersecurity risks" included elsewhere in this Annual Report on Form 10-K.

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

The CSAO is responsible for assessing and managing our material risks from cybersecurity threats, including coordinating and executing on the cybersecurity response procedures and seeking assistance from other Partnership stakeholders and external advisors. The CSAO has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The CSAO is supported by the cybersecurity team, which includes other IT leadership and professionals with deep cybersecurity expertise across multiple industries. The CSAO has over 20 years of audit, risk management and cybersecurity experience covering the energy, pipeline, utilities, manufacturing, and financial services industries.

Our cybersecurity team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information technology personnel, threat intelligence and other information obtained from public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NRP Common Units

Our common units are listed and traded on the NYSE under the symbol "NRP." As of February 13, 2026, there were approximately 11,497 beneficial and registered holders of our common units. The computation of the approximate number of unitholders is based upon a broker survey.

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

Distributable Cash Flow

Distributable cash flow ("DCF") is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from asset sales and disposals, including sales of discontinued operations, and return of long-term contract receivables, less maintenance capital expenditures and distributions to non-controlling interest. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

Free Cash Flow

Free cash flow ("FCF") is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities of continuing operations plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivables, less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as investing or financing activities and distributions to non-controlling interest. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

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

Mineral Rights—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, our ownership would cover roughly 20,000 square miles. Our assets provide critical inputs for the manufacturing of steel, electricity and building materials as well as opportunities for carbon sequestration and renewable energy.

Soda Ash—consists of our 49% non-controlling equity interest in Sisecam Wyoming, one of the world's lowest-cost producers of soda ash, an essential ingredient in the manufacturing of glass, solar panels, detergents, and batteries for electric vehicles. Operations are managed by our partner, Sisecam Chemicals Wyoming LLC, and we realize cash flow when distributions are paid to us.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.

Our financial results by segment for the year ended December 31, 2025 are as follows:

	Operating Segments		Corporate and
(In thousands)	Mineral Rights	Soda Ash	Financing	Total
Revenues and other income	$204,222	$3,060	$—	$207,282
Net income (loss)	$165,566	$2,905	$(32,104)	$136,367
Adjusted EBITDA (1)	$180,523	$7,685	$(24,102)	$164,106

Cash flow provided by (used in)
Operating activities	$182,401	$7,685	$(24,223)	$165,863
Investing activities	$4,768	$—	$—	$4,768
Financing activities	$(841)	$—	$(170,093)	$(170,934)
Distributable cash flow (1)	$187,169	$7,685	$(24,223)	$170,631
Free cash flow (1)	$185,286	$7,685	$(24,223)	$168,748

(1)	See"—Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Business Outlook and Quarterly Distributions

We generated $165.9 million of operating cash flow and $168.7 million of free cash flow during the year ended December 31, 2025, and ended the year with $211.2 million of liquidity consisting of $30.1 million of cash and cash equivalents and $181.1 million of borrowing capacity under our Opco Credit Facility. As of December 31, 2025 our leverage ratio was 0.2x.

In February 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2024. In March 2025, we paid a special cash distribution of $1.21 per common unit of NRP to help cover unitholder tax liabilities associated with owning NRP's common units in 2024. In May 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2025. In August 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the second quarter of 2025. In November 2025, we paid a cash distribution of $0.75 per common unit of NRP with respect to the third quarter of 2025.

In February 2026, the Board of Directors declared and paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2025. Additionally, NRP has announced it will pay special cash distribution of $0.12 in March 2026 to help cover unitholder tax liabilities associated with owning NRP's common units in 2025. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the year ended December 31, 2025 decreased $45.7 million, or 18%, as compared to the prior year. Cash provided by operating activities and free cash flow during the year ended December 31, 2025 decreased $59.8 million and $59.5 million, respectively, compared to the prior year. These decreases were primarily due to lower metallurgical coal sales prices and volumes as compared to the prior year in addition to one-time carbon neutral revenues and cash flow in 2024.

Metallurgical and thermal coal prices remained weak throughout 2025 due to sluggish steel demand impacting metallurgical coal and low natural gas prices and ample thermal coal supply at power plants impacting thermal coal. Due to these ongoing factors, we do not expect any material changes to pricing in 2026.

The markets for our carbon neutral revenue opportunities also remain weak. We believe the burdens on the carbon sequestration industry, including insufficient revenue streams, high operational and capital costs, and an uncertain regulatory environment, continue to create formidable barriers that operators have yet to overcome.

Soda Ash Business Segment

Revenues and other income during the year ended December 31, 2025 decreased $15.1 million, or 83%, as compared to the prior year primarily due to lower soda ash sales prices.

Cash provided by operating activities and free cash flow during the year ended December 31, 2025 decreased $30.9 million as compared to the prior year due to lower cash distributions received from Sisecam Wyoming during the year ended December 31, 2025. We did not receive a cash distribution from Sisecam Wyoming in the third or fourth quarter of 2025.

The soda ash market continues to be significantly oversupplied from the influx of new capacity from China and sales prices remain below the cost of production for most producers. We expect soda ash prices to remain at these lower levels for the foreseeable future and do not expect distributions from Sisecam Wyoming to resume for several years until high-cost capacity is forced to retire. In February 2026, we and Sisecam Wyoming's managing partner agreed to make an additional capital investment into Sisecam Wyoming ($39.2 million for NRP's 49%) to reduce outstanding amounts under Sisecam Wyoming’s bank credit facility and better position it to compete in the current environment. We evaluated this investment as we would any other capital allocation opportunity, with the goal of maximizing NRP's intrinsic value per unit.

Results of Operations

Year Ended December 31, 2025 and 2024 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Year Ended December 31,			Percentage
Operating Segment (In thousands)	2025	2024	Decrease	Change
Mineral Rights	$204,222	$249,872	$(45,650)	(18)%
Soda Ash	3,060	18,135	(15,075)	(83)%
Total	$207,282	$268,007	$(60,725)	(23)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Year Ended December 31,		Increase	Percentage
(In thousands, except per ton data)	2025	2024	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	3,055	1,031	2,024	196%
Central	12,766	14,137	(1,371)	(10)%
Southern	2,208	2,661	(453)	(17)%
Total Appalachia	18,029	17,829	200	1%
Illinois Basin	7,248	5,723	1,525	27%
Northern Powder River Basin	2,933	2,826	107	4%
Gulf Coast	953	1,342	(389)	(29)%
Total coal sales volumes	29,163	27,720	1,443	5%

Coal royalty revenue per ton
Appalachia
Northern	$1.50	$3.25	$(1.75)	(54)%
Central	6.16	7.13	(0.97)	(14)%
Southern	8.86	10.22	(1.36)	(13)%
Illinois Basin	2.26	2.26	—	0%
Northern Powder River Basin	4.71	4.87	(0.16)	(3)%
Gulf Coast	0.79	0.80	(0.01)	(1)%
Combined average coal royalty revenue per ton	4.58	5.74	(1.16)	(20)%

Coal royalty revenues
Appalachia
Northern	$4,569	$3,348	$1,221	36%
Central	78,640	100,845	(22,205)	(22)%
Southern	19,564	27,185	(7,621)	(28)%
Total Appalachia	102,773	131,378	(28,605)	(22)%
Illinois Basin	16,361	12,927	3,434	27%
Northern Powder River Basin	13,813	13,768	45	0%
Gulf Coast	752	1,069	(317)	(30)%
Unadjusted coal royalty revenues	133,699	159,142	(25,443)	(16)%
Coal royalty adjustment for minimum leases	(187)	(109)	(78)	(72)%
Total coal royalty revenues	$133,512	$159,033	$(25,521)	(16)%

Other revenues
Production lease minimum revenues	$5,010	$4,365	$645	15%
Minimum lease straight-line revenues	16,576	16,530	46	0%
Oil and gas royalty revenues	7,622	8,566	(944)	(11)%
Carbon neutral revenues	1,454	15,703	(14,249)	(91)%
Property tax revenues	6,807	7,100	(293)	(4)%
Wheelage revenues	8,361	9,324	(963)	(10)%
Coal overriding royalty revenues	2,159	2,358	(199)	(8)%
Lease amendment revenues	4,854	3,724	1,130	30%
Aggregates royalty revenues	3,706	2,904	802	28%
Other revenues	984	4,542	(3,558)	(78)%
Total other revenues	$57,533	$75,116	$(17,583)	(23)%
Royalty and other mineral rights	$191,045	$234,149	$(43,104)	(18)%
Transportation and processing services revenues	11,295	10,878	417	4%
Gain on asset sales and disposals	1,882	4,845	(2,963)	(61)%
Total Mineral Rights segment revenues and other income	$204,222	$249,872	$(45,650)	(18)%

Coal Royalty Revenues

Approximately 65% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the year ended December 31, 2025. Total coal royalty revenues decreased $25.5 million from 2024 to 2025. The discussion by region is as follows:

•	Appalachia: Coal royalty revenues decreased $28.6 million primarily due to decreased metallurgical coal sales prices and volumes during the year ended December 31, 2025, as compared to the prior year.
•	Illinois Basin: Coal royalty revenues increased $3.4 million primarily due to higher thermal coal sales volumes during the year ended December 31, 2025, as compared to the prior year.

Other Revenues

Other revenues decreased $17.6 million during the year ended December 31, 2025 as compared to the prior year. This decrease was primarily driven by carbon neutral revenues received in 2024 from a third party related to its creation of California Air Resources Board carbon offset credits from our properties in addition to a $3.6 million decrease in other revenues year-over-year.

Gain on asset sales and disposals

Gain on asset sales and disposals decreased $3.0 million during the year ended December 31, 2025 as compared to the prior year primarily as a result of a coal property condemnation in the second quarter of 2024.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $15.1 million compared to the prior year primarily due to lower sales prices in 2025.

Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Year Ended December 31,			Percentage
(In thousands)	2025	2024	Decrease	Change
Operating expenses
Operating and maintenance expenses	$23,854	$28,036	$(4,182)	(15)%
Depreciation, depletion and amortization	14,955	15,535	(580)	(4)%
General and administrative expenses	24,102	25,151	(1,049)	(4)%
Asset impairments	20	87	(67)	(77)%
Total operating expenses	$62,931	$68,809	$(5,878)	(9)%

Total operating expenses decreased $5.9 million primarily due to a $4.2 million decrease in operating and maintenance expenses during the year ended December 31, 2025. The decrease in operating and maintenance expenses was primarily due to lower bad debt expense in 2025 as compared to 2024.

Interest Expense, Net

Interest expense, net decreased $7.6 million during the year ended December 31, 2025 as compared to the prior year primarily due to lower borrowings outstanding on the Opco Credit Facility during the year ended December 31, 2025.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2025
Net income (loss)	$165,566	$2,905	$(32,104)	$136,367
Less: equity in earnings from unconsolidated investment	—	(3,060)	—	(3,060)
Add: total distributions from unconsolidated investment	—	7,840	—	7,840
Add: interest expense, net	—	—	7,984	7,984
Add: depreciation, depletion and amortization	14,937	—	18	14,955
Add: asset impairments	20	—	—	20
Adjusted EBITDA	$180,523	$7,685	$(24,102)	$164,106

December 31, 2024
Net income (loss)	$206,403	$17,964	$(40,723)	$183,644
Less: equity in earnings from unconsolidated investment	—	(18,135)	—	(18,135)
Add: total distributions from unconsolidated investment	—	38,781	—	38,781
Add: interest expense, net	—	—	15,554	15,554
Add: depreciation, depletion and amortization	15,517	—	18	15,535
Add: asset impairments	87	—	—	87
Adjusted EBITDA	$222,007	$38,610	$(25,151)	$235,466

Net income decreased $47.3 million as compared to the prior year primarily due to the decrease in revenues and other income, partially offset by lower operating and interest expenses, all as discussed above. Adjusted EBITDA decreased $71.4 million as compared to the prior year primarily due to a $41.5 million decrease in Adjusted EBITDA within our Mineral Rights segment as a result of lower revenues and other income during the year ended December 31, 2025 as discussed above and a $30.9 million decrease in Adjusted EBITDA within our Soda Ash segment driven by lower cash distributions received from Sisecam Wyoming during the year ended December 31, 2025.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2025
Cash flow provided by (used in)
Operating activities	$182,401	$7,685	$(24,223)	$165,863
Investing activities	4,768	—	—	4,768
Financing activities	(841)	—	(170,093)	(170,934)

December 31, 2024
Cash flow provided by (used in)
Operating activities	$242,168	$38,610	$(32,285)	$248,493
Investing activities	7,511	—	—	7,511
Financing activities	(1,086)	—	(236,463)	(237,549)

The following tables reconcile net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments		Corporate and
For the Year Ended (In thousands)	Mineral Rights	Soda Ash	Financing	Total
December 31, 2025
Net cash provided by (used in) operating activities	$182,401	$7,685	$(24,223)	$165,863
Add: proceeds from asset sales and disposals	1,883	—	—	1,883
Add: return of long-term contract receivable	2,885	—	—	2,885
Distributable cash flow	$187,169	$7,685	$(24,223)	$170,631
Less: proceeds from asset sales and disposals	(1,883)	—	—	(1,883)
Free cash flow	$185,286	$7,685	$(24,223)	$168,748

December 31, 2024
Net cash provided by (used in) operating activities	$242,168	$38,610	$(32,285)	$248,493
Add: proceeds from asset sales and disposals	4,846	—	—	4,846
Add: return of long-term contract receivable	2,665	—	—	2,665
Distributable cash flow	$249,679	$38,610	$(32,285)	$256,004
Less: proceeds from asset sales and disposals	(4,846)	—	—	(4,846)
Free cash flow	$244,833	$38,610	$(32,285)	$251,158

Cash provided by operating activities, DCF and FCF decreased $82.6 million, $85.4 million and $82.4 million, respectively from 2024 to 2025. The discussion by segment is as follows:

•	Mineral Rights Segment: Cash provided by operating activities, DCF and FCF decreased $59.8 million, $62.5 million and $59.5 million, respectively, primarily due to lower metallurgical coal sales prices and volumes during 2025 as compared to the prior year, in addition to cash received from one-time carbon neutral revenues in 2024.
•	Soda Ash Segment: Cash provided by operating activities, DCF and FCF each decreased $30.9 million primarily due to lower cash distributions received from Sisecam Wyoming in 2025 as compared to 2024.
•	Corporate and Financing Segment: Operating cash flow, DCF and FCF each improved $8.1 million primarily due to lower cash paid for interest resulting from lower borrowings outstanding on the Opco Credit Facility during the year ended December 31, 2025.

For discussion of our Results of Operations comparing 2024 to 2023, refer to our 2024 Annual Report on Form 10-K filed February 28, 2025 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Liquidity and Capital Resources

Current Liquidity

As of December 31, 2025, we had total liquidity of $211.2 million, consisting of $30.1 million of cash and cash equivalents and $181.1 million of borrowing capacity under our Opco Credit Facility. In February 2026, we and Sisecam Wyoming's managing partner agreed to make an additional capital investment into Sisecam Wyoming ($39.2 million for NRP's 49%) to reduce outstanding amounts under Sisecam Wyoming’s bank credit facility and better position it to compete in the current environment.  We have debt service obligations, including approximately $14.3 million of principal repayments on Opco’s senior notes in 2026. As of December 31, 2025 our leverage ratio was 0.2x. The following table calculates our leverage ratio:

(In thousands)	For the Year Ended December 31, 2025
Adjusted EBITDA	$164,106
Debt—at December 31, 2025	$33,215
Leverage Ratio	0.2x

Cash Flows

Year Ended December 31, 2025 and 2024 Compared

Cash flows provided by operating activities decreased $82.6 million, from $248.5 million during the year ended December 31, 2024, to $165.9 million during the year ended December 31, 2025, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, all discussed above, partially offset by lower cash paid for interest by our Corporate and Financing segment.

Cash flows provided by investing activities decreased $2.7 million, from $7.5 million during the year ended December 31, 2024, to $4.8 million during the year ended December 31, 2025, primarily related to proceeds received in connection with a coal property condemnation in the second quarter of 2024.

Cash flows used in financing activities decreased $66.6 million, from $237.5 million used during the year ended December 31, 2024, to $170.9 million used during the year ended December 31, 2025, primarily due to the following:

•	$71.7 million of cash used for the redemption of the preferred units in 2024;
•	$65.7 million of cash used for the warrant settlements in 2024;
•	$25.2 million less cash used for debt repayments in 2025 as compared to 2024;
•	$15.7 million less cash used for common unit distributions primarily as a result of a lower special distribution paid in 2025 as compared to 2024;
•	$6.4 million of cash used for preferred unit distributions in 2024; and
•	$3.1 million less cash used for other items, net in 2025 as compared to 2024.

These decreases in cash flow used were partially offset by $121.2 million of lower cash provided by debt borrowings in 2025 as compared to the prior year period.

For discussion of our Cash Flows comparing 2024 to 2023, refer to our 2024 Annual Report on Form 10-K filed February 28, 2025 under Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of December 31, 2025 and 2024:

	December 31,
(In thousands)	2025	2024
Current portion of debt, net	$14,198	$14,192
Long-term debt, net	18,884	127,876
Total debt, net	$33,082	$142,068

We have been and continue to be in compliance with the terms of the financial covenants contained in our debt agreements. For additional information regarding our debt and the agreements governing our debt, including the covenants contained therein, see "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in this Annual Report on Form 10-K.

Debt Obligations

The following table reflects our long-term, non-cancelable debt obligations as of December 31, 2025:

	Payments Due by Period
Debt Obligations (In thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Opco:
Debt principal payments (including current maturities) (1)	$33,215	$14,331	$—	$—	$18,884	$—	$—
Debt interest payments (2)	725	725	—	—	—	—	—
Total	$33,940	$15,056	$—	$—	$18,884	$—	$—

(1)	The amounts indicated in the table include principal due on Opco’s senior notes and credit facility.
(2)	The amounts indicated in the table include interest due on Opco’s senior notes.

Inflation

Despite rising costs during the years ended December 31, 2025, 2024 and 2023, inflation did not have a material impact on operations during any of these years.

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

The market price of soda ash and energy costs directly affects the profitability of Sisecam Wyoming's operations. If the market price for soda ash declines, Sisecam Wyoming's sales revenues will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile and are likely to remain volatile in the future. Currently soda ash prices are severely declined and Sisecam Wyoming suspended distributions in the third quarter of 2025. We cannot predict whether or when soda ash prices will recover to a level at which Sisecam Wyoming with resume distributions.

The following table shows the fluctuations of our commodity prices over the past three years:

	2025	2024	2023
Combined average coal royalty revenue per ton	$4.58	$5.74	$6.83
Soda ash average sales price per short ton	$230.02	$235.60	$284.97

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variable interest rates based upon SOFR. At December 31, 2025, we had $18.9 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $0.2 million, assuming the same principal amount remained outstanding during the year.

Fair Value of Financial Assets and Liabilities

Our financial assets and liabilities consist of cash and cash equivalents, accounts receivables, a contract receivable, accounts payables and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivables and accounts payables approximate fair value due to their short-term nature. We use available market data and valuation methodologies to estimate the fair value of our contract receivable and debt.

The following table shows the carrying value and estimated fair value of our contract receivable and debt:

		December 31,
		2025		2024
		Carrying	Estimated	Carrying	Estimated
(In thousands)	Fair Value Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$23,480	$20,792	$26,321	$22,776

Debt:
Opco Senior Notes (2)	3	$14,198	$14,018	$28,384	$27,498
Opco Credit Facility (3)	3	18,884	18,884	113,684	113,684

(1)	The fair value of the Partnership's contract receivable was determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at December 31, 2025 and 2024.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Partners of Natural Resource Partners L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Natural Resource Partners L.P. (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the reports of PricewaterhouseCoopers LLP and BDO USA, P.C., the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Sisecam Wyoming LLC (Sisecam Wyoming), a limited liability company in which the Partnership has a 49% interest. In the consolidated financial statements, the Partnership’s investment in Sisecam Wyoming is stated at $250.2 million and $257.4 million as of December 31, 2025 and 2024, respectively, and the Partnership’s equity in earnings of Sisecam Wyoming is stated at $3.1 million in 2025, $18.1 million in 2024 and $73.4 million in 2023. Those financial statements were audited by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 and BDO USA, P.C. for the year ended December 31, 2023 whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sisecam Wyoming, is based solely on the reports of PricewaterhouseCoopers LLP and BDO USA, P.C.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the reports of PricewaterhouseCoopers LLC and the report of BDO USA P.C. provide a reasonable basis for our opinion.

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

Impairment Assessment of Mineral Rights

Description of the Matter

At December 31, 2025, the Partnership’s mineral rights, net totaled $367 million. As described in Note 2 to the consolidated financial statements, the Partnership evaluates its long-lived assets (inclusive of mineral rights) for possible impairment whenever events or changes in circumstances indicate that the asset’s net book value may not be recoverable. Management evaluates various qualitative and quantitative factors in determining whether or not events or changes in circumstances indicate that the net book value of an asset may not be recoverable. Potential events or circumstances include, but are not limited to, reduction in economically recoverable tons or production ceasing on a property for an extended period.

Auditing the Partnership’s impairment indicator assessment involved our subjective judgment because, in determining whether an impairment indicator occurred, uncertainty exists with judgments management utilizes regarding the likelihood of future production, which is dependent on information reported by the Partnership’s lessee operators.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Partnership’s impairment assessment process. We tested controls over the Partnership’s process for identifying and evaluating potential indicators of impairment pertaining to mineral rights.

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

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of Sisecam Wyoming LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sisecam Wyoming LLC (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive income, of members' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 1 to the financial statements, the Company has $104.5 million of debt classified as current liabilities as of December 31, 2025, with certain borrowings maturing in October 2026 and December 2026. Management's evaluation of the events and conditions and management's plans to mitigate these matters are also described in Note 1.

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

Revenue Recognition – Sales to Others

As described in Note 2 to the financial statements, the Company’s sales to others was $529 million for the year ended December 31, 2025. The Company’s revenues are recognized at a point-in-time when control of goods transfers to the customer. The time at which delivery and transfer of title, and therefore control, occurs ranges from the point in time when the product leaves the Company’s facilities to agreed upon delivery points. Agreed upon delivery points at which control of the product transfers includes points where product reaches the port of loading, a vessel, or other agreed location, thereby rendering the performance obligation fulfilled. Management recognizes revenue as the amount of consideration expected to be received in exchange for transferring promised goods to customers.

The principal consideration for our determination that performing procedures relating to revenue recognition for sales to others is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for sales to others.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents such as customer contracts, purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as customer contracts, purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2026

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Board of Managers and Members of

Sisecam Wyoming LLC

Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying statements of operations and comprehensive income, members’ equity, and cash flows of Sisecam Wyoming LLC (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Charlotte, North Carolina

March 7, 2024

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except unit data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$30,141	$30,444
Accounts receivable, net	28,666	31,469
Other current assets, net	2,105	1,961
Total current assets	$60,912	$63,874
Land	24,008	24,008
Mineral rights, net	366,987	379,638
Intangible assets, net	11,908	12,924
Equity in unconsolidated investment	250,244	257,355
Long-term contract receivable, net	20,406	23,480
Other long-term assets, net	13,900	11,628
Total assets	$748,365	$772,907
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$1,159	$909
Accrued liabilities	10,897	12,121
Accrued interest	69	302
Current portion of deferred revenue	6,663	4,341
Current portion of debt, net	14,198	14,192
Total current liabilities	$32,986	$31,865
Deferred revenue	58,067	55,814
Long-term debt, net	18,884	127,876
Other non-current liabilities	5,909	6,244
Total liabilities	$115,846	$221,799
Commitments and contingencies (see Note 15)
Partners’ capital
Common unitholders’ interest (13,138,097 and 13,049,123 units issued and outstanding at December 31, 2025 and 2024, respectively)	$625,188	$543,231
General partner’s interest	11,332	9,547
Accumulated other comprehensive loss	(4,001)	(1,670)
Total partners' capital	$632,519	$551,108
Total liabilities and partners' capital	$748,365	$772,907

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands, except per unit data)	2025	2024	2023
Revenues and other income
Royalty and other mineral rights	$191,045	$234,149	$278,733
Transportation and processing services	11,295	10,878	14,923
Equity in earnings of Sisecam Wyoming	3,060	18,135	73,397
Gain on asset sales and disposals	1,882	4,845	2,956
Total revenues and other income	$207,282	$268,007	$370,009

Operating expenses
Operating and maintenance expenses	$23,854	$28,036	$32,315
Depreciation, depletion and amortization	14,955	15,535	18,489
General and administrative expenses	24,102	25,151	26,111
Asset impairments	20	87	556
Total operating expenses	$62,931	$68,809	$77,471

Income from operations	$144,351	$199,198	$292,538

Interest expense, net	$(7,984)	$(15,554)	$(14,103)

Net income	$136,367	$183,644	$278,435
Less: income attributable to preferred unitholders	—	(4,248)	(16,719)
Less: redemption of preferred units	—	(24,485)	(60,929)
Net income attributable to common unitholders and the general partner	$136,367	$154,911	$200,787

Net income attributable to common unitholders	$133,640	$151,813	$196,771
Net income attributable to the general partner	2,727	3,098	4,016

Net income per common unit (see Note 6)
Basic	$10.18	$11.69	$15.59
Diluted	10.04	11.35	13.08

Net income	$136,367	$183,644	$278,435
Comprehensive income (loss) from unconsolidated investment and other	(2,331)	1,452	(21,839)
Comprehensive income	$134,036	$185,096	$256,596

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

					Accumulated
					Other	Total
	Common Unitholders		General	Warrant	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Holders	Income (Loss)	Capital
Balance at December 31, 2022	12,506	$404,799	$5,977	$47,964	$18,717	$477,457
Net income (1)	—	272,866	5,569	—	—	278,435
Redemption of preferred units	—	(59,710)	(1,219)	—	—	(60,929)
Distributions to common unitholders and the general partner	—	(68,510)	(1,398)	—	—	(69,908)
Distributions to preferred unitholders	—	(21,628)	(441)	—	—	(22,069)
Issuance of unit-based awards	129	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	5,854	—	—	—	5,854
Capital contribution	—	—	142	—	—	142
Warrant settlements	—	(30,595)	(625)	(24,869)	—	(56,089)
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(21,839)	(21,839)
Balance at December 31, 2023	12,635	$503,076	$8,005	$23,095	$(3,122)	$531,054
Net income (2)	—	179,971	3,673	—	—	183,644
Redemption of preferred units	—	(23,995)	(490)	—	—	(24,485)
Distributions to common unitholders and the general partner	—	(70,703)	(1,443)	—	—	(72,146)
Distributions to preferred unitholders	—	(6,270)	(128)	—	—	(6,398)
Issuance of unit-based awards	126	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	2,894	—	—	—	2,894
Capital contribution	—	—	782	—	—	782
Warrant settlements	288	(41,742)	(852)	(23,095)	—	(65,689)
Comprehensive income from unconsolidated investment and other	—	—	—	—	1,452	1,452
Balance at December 31, 2024	13,049	$543,231	$9,547	$—	$(1,670)	$551,108
Net income	—	133,640	2,727	—	—	136,367
Distributions to common unitholders and the general partner	—	(55,311)	(1,129)	—	—	(56,440)
Issuance of unit-based awards	89	—	—	—	—	—
Unit-based awards amortization and vesting, net	—	3,628	—	—	—	3,628
Capital contribution	—	—	187	—	—	187
Comprehensive loss from unconsolidated investment and other	—	—	—	—	(2,331)	(2,331)
Balance at December 31, 2025	13,138	$625,188	$11,332	$—	$(4,001)	$632,519

(1)	Net income includes $16.7 million of income attributable to preferred unitholders that accumulated during the period, of which $16.4 million is allocated to the common unitholders and $0.3 million is allocated to the general partner.
(2)	Net income includes $4.2 million of income attributable to preferred unitholders that accumulated during the period, of which $4.2 million is allocated to the common unitholders and $0.1 million is allocated to the general partner.

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$136,367	$183,644	$278,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,955	15,535	18,489
Distributions from unconsolidated investment	7,840	38,781	81,478
Equity in earnings from unconsolidated investment	(3,060)	(18,135)	(73,397)
Gain on asset sales and disposals	(1,882)	(4,845)	(2,956)
Asset impairments	20	87	556
Bad debt expense	751	4,185	2,244
Unit-based compensation expense	11,118	11,309	10,910
Amortization of debt issuance costs and other	(3,342)	(1,509)	1,303
Change in operating assets and liabilities:
Accounts receivable	2,312	7,285	(164)
Accounts payable	249	25	(1,108)
Accrued liabilities	(3,617)	(2,088)	(225)
Accrued interest	(233)	(281)	(406)
Deferred revenue	4,575	17,200	(3,483)
Other items, net	(190)	(2,700)	(698)
Net cash provided by operating activities	$165,863	$248,493	$310,978

Cash flows from investing activities
Proceeds from asset sales and disposals	$1,883	$4,846	$2,963
Return of long-term contract receivable	2,885	2,665	2,463
Capital expenditures	—	—	(10)
Net cash provided by investing activities	$4,768	$7,511	$5,416

Cash flows from financing activities
Debt borrowings	$46,700	$167,850	$248,834
Debt repayments	(155,831)	(181,028)	(262,396)
Distributions to common unitholders and the general partner	(56,440)	(72,146)	(69,908)
Distributions to preferred unitholders	—	(6,398)	(22,069)
Redemptions of preferred units	—	(71,666)	(178,334)
Warrant settlements (See Note 4)	—	(65,689)	(56,089)
Other items, net	(5,363)	(8,472)	(3,534)
Net cash used in financing activities	$(170,934)	$(237,549)	$(343,496)

Net increase (decrease) in cash and cash equivalents	$(303)	$18,455	$(27,102)
Cash and cash equivalents at beginning of period	30,444	11,989	39,091
Cash and cash equivalents at end of period	$30,141	$30,444	$11,989

Supplemental cash flow information:
Cash paid for interest	$8,025	$15,452	$13,856

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

Allowance for Doubtful Accounts

The Partnership records an allowance for doubtful accounts for its accounts receivable and notes receivable comprised of estimated credit risk and non-credit risk (e.g., legal disputes) losses. Receivables are written off when collection efforts are exhausted and future recovery is doubtful. The Partnership includes an allowance for current expected credit losses ("CECL") on its financial assets based on the loss-rate method. NRP assesses the likelihood of collection of its receivables utilizing historical loss rates, current market conditions, industry and macroeconomic factors, reasonable and supportable forecasts and facts or circumstances of individual customers and properties. See Note 18. Credit Losses for more information. The total allowance related to accounts receivables included in accounts receivables, net on the Partnership's Consolidated Balance Sheets was $4.9 million and $4.7 million at December 31, 2025 and 2024, respectively. The total allowance related to the Partnership's long-term financing receivable included in long-term contract receivable, net on the Consolidated Balance Sheets was $0.7 million and $0.8 million at December 31, 2025 and 2024, respectively. The Partnership recorded bad debt expense of $0.8 million, $4.2 million and $2.2 million included in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income for the year ended December 31, 2025, 2024 and 2023, respectively.

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

Asset Impairment

The Partnership has developed procedures to evaluate its long-lived assets, including intangible assets, for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable minerals or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. For certain long-lived assets, the Partnership may identify events and circumstances that require the Partnership to compare the net book value of its long-lived asset to estimated undiscounted future net cash flows for those long-lived assets with impairment indicators. If the net book value exceeds the undiscounted future cash flows, the Partnership records an impairment for the excess of the net book value over fair value. The income approach, a discounted cash flow model, is used to estimate the level 3 fair value of those long-lived assets. Significant inputs used to determine fair value include estimates of future cash flows from coal sales and minimum payments, weighted average cost of capital and useful economic life. Estimated cash flows are the product of a process that begin with estimated future pricing as of the measurement date. The Partnership believes its estimates of cash flows and discount rates are consistent with those of principal market participants.

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

Accrued Liabilities

Included in accrued liabilities on the Partnership's Consolidated Balance Sheets at December 31, 2025 were $7.6 million of accrued employee costs and $3.3 million of accrued property taxes. These amounts were $8.9 million and $3.2 million of accrued employee costs and accrued property taxes, respectively, at December 31, 2024.

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

•

Minimum Leases: Leases for which the Partnership expects that consideration from minimums will be greater than consideration from production over the lease term. Revenue for these leases is recognized straight-line over the lease term based on the minimum consideration amount as minimum lease straight-line revenues within royalty and other mineral rights revenues on the Consolidated Statements of Comprehensive Income.

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

The Partnership also has overriding royalty revenue interests in certain non-NRP owned coal and aggregates mineral rights. Revenue from these interests is recognized over time based on when the coal or aggregate is sold.

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

Unit-Based Compensation

The Partnership has awarded unit-based compensation in the form of equity-based awards and phantom units. The Partnership's service and performance-based awards are valued using the closing price of NRP's units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The value of the performance-based awards are remeasured each reporting period. Compensation cost associated with the Partnership's equity-based awards and phantom units is recognized on a straight-line basis over the service period, which is generally the vesting period. Forfeitures are recognized as they occur. Unit-based compensation expense for all awards is recognized in general and administrative expenses and operating and maintenance expenses on the Consolidated Statements of Comprehensive Income. See Note 16. Unit-Based Compensation for more information.

Deferred Financing Costs

Deferred financing costs consist of legal and other costs related to the issuance of the Partnership’s debt. These costs are amortized over the term of the respective line-of-credit or debt arrangements. Deferred financing costs related to the Partnership's revolving credit facility are included in other long-term assets, net on the Partnership's Consolidated Balance Sheets. Deferred financing costs related to the Partnership's note agreements are included as a direct deduction from the carrying amount of the debt liability in current portion of debt, net or long-term debt, net on the Partnership's Consolidated Balance Sheets.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

3.    Revenues from Contracts with Customers

The following table represents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Coal royalty revenues	$133,512	$159,033	$218,011
Production lease minimum revenues	5,010	4,365	3,322
Minimum lease straight-line revenues	16,576	16,530	19,389
Oil and gas royalty revenues	7,622	8,566	7,387
Carbon neutral revenues	1,454	15,703	2,969
Property tax revenues	6,807	7,100	6,219
Wheelage revenues	8,361	9,324	12,191
Coal overriding royalty revenues	2,159	2,358	2,175
Lease amendment revenues	4,854	3,724	3,070
Aggregates royalty revenues	3,706	2,904	2,876
Other revenues	984	2,744	1,124
Royalty and other mineral rights revenues	$191,045	$232,351	$278,733
Transportation and processing services revenues	9,237	8,597	12,411
Total Mineral Rights segment revenues from contracts with customers	$200,282	$240,948	$291,144

The following table details the Partnership's Mineral Rights segment contract assets and liabilities resulting from contracts with customers:

	December 31,
(In thousands)	2025	2024
Receivables
Accounts receivable, net	$24,372	$27,358
Other current assets, net	84	—
Other long-term assets, net	5,281	2,352

Contract liabilities
Accounts payable	$211	$125
Current portion of deferred revenue	6,663	4,341
Deferred revenue	58,067	55,814

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period (current and non-current)	$60,155	$42,955	$46,437
Increase due to minimums and lease amendment fees	25,872	32,960	17,526
Recognition of previously deferred revenue	(21,297)	(15,760)	(21,008)
Balance at end of period (current and non-current)	$64,730	$60,155	$42,955

The Partnership's non-cancelable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of December 31, 2025 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.2	$12,290
5 - 10 years	6.4	14,761
10+ years	10.2	26,609
Total	7.3	$53,660

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

4. Class A Convertible Preferred Units and Warrants

On March 2, 2017, NRP issued $250 million of Class A Convertible Preferred Units representing limited partner interests in NRP (the "preferred units") to certain entities controlled by funds affiliated with The Blackstone Group Inc. (collectively referred to as "Blackstone") and certain affiliates of GoldenTree Asset Management LP (collectively referred to as "GoldenTree") (together the "preferred purchasers") pursuant to a Preferred Unit and Warrant Purchase Agreement. NRP issued 250,000 preferred units to the preferred purchasers at a price of $1,000 per preferred unit (the "per unit purchase price"), less a 2.5% structuring and origination fee. The preferred units entitled the preferred purchasers to receive cumulative distributions at a rate of 12% of the purchase price per year, up to one half of which NRP may have paid in additional preferred units. The preferred units had a perpetual term, unless converted or redeemed. However, in 2024 all remaining preferred units were redeemed and none of the Partnership's preferred units remain outstanding.

NRP also issued two tranches of warrants to purchase common units (the "warrants") to the preferred purchasers (warrants to purchase 1.75 million common units with a strike price of $22.81 and warrants to purchase 2.25 million common units with a strike price of $34.00). The warrants were exercisable by the holders thereof at any time before the eighth anniversary of the closing date. Upon exercise of the warrants, NRP may have, at its option, elected to settle the warrants in common units or cash, each on a net basis. However, in 2024 all remaining warrants were settled and none of the Partnership's warrants remain outstanding.

During the year ended December 31, 2024, the Partnership redeemed a total of 71,666 preferred units for $71.7 million in cash. During the year ended December 31, 2023, the Partnership redeemed a total of 178,334 preferred unit for $178.3 million in cash. Of the originally issued 250,000 preferred units, no preferred units remained outstanding as of December 31, 2025 and 2024.

During the year ended  December 31, 2024, the Partnership settled a total of 1,540,000 warrants with a strike price of $34.00. These warrants were settled on a net basis for a total of $65.7 million in cash and 287,826 common units. During the year ended December 31, 2023, the Partnership settled a total of 752,500 warrants with a strike price of $22.81 and 710,000 warrants with a strike price of $34.00 for approximately $56.1 million in cash. As of December 31, 2025 and 2024 zero warrants remained outstanding.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

5. Common and Preferred Unit Distributions

The Partnership makes cash distributions to common unitholders and made cash distributions to preferred unitholders on a quarterly basis, subject to approval by the Board of Directors. NRP recognizes common unit distributions on the date the distribution is declared. In 2024 and 2023, the Partnership recognized preferred unit distributions on the date the distribution was declared.

Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The general partner is entitled to receive 2% of such distributions.

Income available to common unitholders and the general partner was reduced by $4.2 million and $16.7 million during the year ended December 31, 2024 and 2023, respectively, as a result of accumulated preferred unit distributions earned during the period. Income available to common unitholders and the general partner was also reduced by $24.5 million and $60.9 million during the year ended December 31, 2024 and 2023, respectively, which represents the difference between the fair value of the consideration paid upon redemption of the preferred units and the carrying value of the preferred units.

The following table shows the cash distributions declared and paid to common and preferred unitholders during the year ended December 31, 2025, 2024 and 2023, respectively:

		Common Units		Preferred Units
			Total		Total
		Distribution	Distribution (1)	Distribution	Distribution
Month Paid	Period Covered by Distribution	per Unit	(In thousands)	per Unit	(In thousands)
2025
February	October 1 - December 31, 2024	$0.75	$10,055	$—	$—
March (2)	Special Distribution	1.21	16,221	—	—
May	January 1 - March 31, 2025	0.75	10,055	—	—
August	April 1 - June 30, 2025	0.75	10,055	—	—
November	July 1 - September 30, 2025	0.75	10,054	—	—

2024
February	October 1 - December 31, 2023	$0.75	$9,918	$30.00	$2,150
March (3)	Special Distribution	2.44	32,268	—	—
May	January 1 - March 31, 2024	0.75	9,987	30.00	2,150
May (4)	April 1 - May 8, 2024	—	—	12.33	493
August	April 1 - June 30, 2024	0.75	9,986	30.00	950
September (5)	July 1 - September 3, 2024	—	—	20.68	655
November	July 1 - September 30, 2024	0.75	9,987	—	—

2023
February	October 1 - December 31, 2022	$0.75	$9,571	$30.00	$7,500
February (6)	January 1 - February 8, 2023	—	—	12.33	586
March (7)	Special Distribution	2.43	31,329	—	—
May	January 1 - March 31, 2023	0.75	9,669	30.00	6,075
May (8)	April 1 - May 5, 2023	—	—	11.33	406
June (9)	April 1 - June 2, 2023	—	—	20.33	915
August	April 1 - June 30, 2023	0.75	9,669	30.00	3,650
August (10)	June 30 - August 8, 2023	—	—	12.33	432
September (11)	June 30 - September 12, 2023	—	—	23.67	355
November	July 1 - September 30, 2023	0.75	9,670	30.00	2,150

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP common units during 2024.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP common units during 2023.
(4)	Relates to accrued distribution paid upon the redemption of 40,000 preferred units in May 2024.
(5)	Relates to accrued distribution paid upon the redemption of 31,666 preferred units in September 2024.
(6)	Relates to accrued distribution paid upon the redemption of 47,499 preferred units in February 2023.
(7)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2022.
(8)	Relates to accrued distribution paid upon the redemption of 35,834 preferred units in May 2023.
(9)	Relates to accrued distribution paid upon the redemption of 45,000 preferred units in June 2023.
(10)	Relates to accrued distribution paid upon the redemption of 35,000 preferred units in August 2023.
(11)	Relates to accrued distribution paid upon the redemption of 15,001 preferred units in September 2023.

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

In 2024 and 2023, basic net income per common unit was computed by dividing net income, after considering income attributable to preferred unitholders, the difference between the fair value of the consideration paid upon redemption and the carrying value of the preferred units, and the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit included the effect of NRP's preferred units, warrants, and unvested unit-based awards if the inclusion of these items was dilutive.

The dilutive effect of the preferred units in 2024 and 2023 was calculated using the if-converted method. Under the if-converted method, the preferred units were assumed to be converted at the beginning of the period, and the resulting common units were included in the denominator of the diluted net income per unit calculation for the period being presented. Distributions declared in the period and undeclared distributions on the preferred units that accumulated during the period were added back to the numerator for purposes of the if-converted calculation. The calculation of diluted net income per common unit for the year ended December 31, 2024 and 2023 included the assumed conversion of the preferred units that remained outstanding during the respective period. The calculation of diluted net income per common unit for the year ended December 31, 2024 and 2023 did not include the assumed conversion of preferred units that were redeemed during the period, as the inclusion of these units would have been anti-dilutive.

The dilutive effect of the warrants in 2024 and 2023 was calculated using the treasury stock method, which assumed that the proceeds from the exercise of these instruments were used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the year ended December 31, 2024 and 2023 included the net settlement of the warrants for the period during which they were outstanding.

The dilutive effect of the unvested unit-based awards is calculated using the treasury stock method, which assumes that the proceeds from the vesting of the unvested unit-based awards are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the year ended December 31, 2025, 2024 and 2023, included the impact of the vesting of the unvested unit-based awards.

The following table reconciles the numerators and denominators of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Year Ended December 31,
(In thousands, except per unit data)	2025	2024	2023
Basic net income per common unit
Net income attributable to common unitholders	$133,640	$151,813	$196,771
Weighted average common units—basic	13,128	12,991	12,619
Basic net income per common unit	$10.18	$11.69	$15.59

Diluted net income per common unit
Weighted average common units—basic	13,128	12,991	12,619
Plus: dilutive effect of preferred units	—	281	2,059
Plus: dilutive effect of warrants	—	139	1,202
Plus: dilutive effect of unvested unit-based awards	183	236	216
Weighted average common units—diluted	13,311	13,647	16,096

Net income	$136,367	$183,644	$278,435
Less: income attributable to preferred unitholders	—	(1,148)	(2,694)
Less: redemption of preferred units	—	(24,485)	(60,929)
Diluted net income attributable to common unitholders and the general partner	$136,367	$158,011	$214,812
Less: diluted net income attributable to the general partner	(2,727)	(3,160)	(4,296)
Diluted net income attributable to common unitholders	$133,640	$154,851	$210,516

Diluted net income per common unit	$10.04	$11.35	$13.08

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

7.    Segment Information

The Partnership's segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. and that are managed accordingly. NRP has the following two operating segments:

Mineral Rights—consists of approximately 13 million acres of mineral interests and other subsurface rights across the United States. If combined in a single tract, NRP's ownership would cover roughly 20,000 square miles. The Partnership's assets provide critical inputs for the manufacturing of steel, electricity and building materials as well as opportunities for carbon sequestration and renewable energy.

Soda Ash—consists of NRP's 49% non-controlling equity interest in Sisecam Wyoming, one of the world's lowest-cost producers of soda ash, an essential ingredient in the manufacturing of glass, solar panels, detergents, and batteries for electric vehicles. Operations are managed by NRP's partner, Sisecam Chemicals Wyoming LLC, and the Partnership realizes cash flow when distributions are paid to it.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table summarizes certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Total Operating Segments	Corporate and Financing	Total
For the Year Ended December 31, 2025
Revenues	$202,340	$—	$202,340	$—	$202,340
Equity in earnings of Sisecam Wyoming	—	3,060	3,060	—	3,060
Gain on asset sales and disposals	1,882	—	1,882	—	1,882
Total revenues and other income	$204,222	$3,060	$207,282	$—	$207,282
Less:
Compensation (salaries, benefits and bonus)	$6,949	$—	$6,949	$7,711	$14,660
Long-term incentive compensation (1)	1,888	—	1,888	9,327	11,215
Property taxes	7,235	—	7,235	—	7,235
Depreciation, depletion and amortization	14,937	—	14,937	18	14,955
Asset impairments	20	—	20	—	20
Interest expense, net (2)	—	—	—	7,984	7,984
Other segment items (3)	7,627	155	7,782	7,064	14,846
Net income (loss)	$165,566	$2,905	$168,471	$(32,104)	$136,367
As of December 31, 2025
Total assets	$492,672	$250,244	$742,916	$5,449	$748,365

For the Year Ended December 31, 2024
Revenues	$245,027	$—	$245,027	$—	$245,027
Equity in earnings of Sisecam Wyoming	—	18,135	18,135	—	18,135
Gain on asset sales and disposals	4,845	—	4,845	—	4,845
Total revenues and other income	$249,872	$18,135	$268,007	$—	$268,007
Less:
Compensation (salaries, benefits and bonus)	$7,948	$—	$7,948	$8,570	$16,518
Long-term incentive compensation (4)	1,785	—	1,785	9,466	11,251
Property taxes	7,704	—	7,704	—	7,704
Depreciation, depletion and amortization	15,517	—	15,517	18	15,535
Asset impairments	87	—	87	—	87
Interest expense, net (2)	—	—	—	15,554	15,554
Other segment items (3)	10,428	171	10,599	7,115	17,714
Net income (loss)	$206,403	$17,964	$224,367	$(40,723)	$183,644
As of December 31, 2024
Total assets	$509,127	$257,355	$766,482	$6,425	$772,907

For the Year Ended December 31, 2023
Revenues	$293,656	$—	$293,656	$—	$293,656
Equity in earnings of Sisecam Wyoming	—	73,397	73,397	—	73,397
Gain on asset sales and disposals	2,956	—	2,956	—	2,956
Total revenues and other income	$296,612	$73,397	$370,009	$—	$370,009
Less:
Compensation (salaries, benefits and bonus)	$8,382	$—	$8,382	$10,204	$18,586
Long-term incentive compensation (5)	2,022	—	2,022	8,711	10,733
Property taxes	6,758	—	6,758	—	6,758
Depreciation, depletion and amortization	18,471	—	18,471	18	18,489
Asset impairments	556	—	556	—	556
Interest expense, net (2)	—	—	—	14,103	14,103
Other segment items (3)	14,896	257	15,153	7,196	22,349
Net income (loss)	$245,527	$73,140	$318,667	$(40,232)	$278,435

(1)	Long-term incentive compensation for the year ended December 31, 2025 includes (1) Mineral Rights segment: $1.3 million of equity compensation and $0.6 million of cash compensation; (2) Corporate & Financing business segment: $9.0 million of equity compensation and $0.3 million of cash compensation.
(2)	Included in interest expense, net was $0.9 million, $0.7 million and $0.3 million of interest income for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)

Other segment items in the Mineral Rights segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees and bad debt expense. Other segment items in the Soda Ash segment primarily include professional fees. Other segment items in the Corporate and Financing business segment primarily include: insurance, legal, information technology, shared facility services, rent and professional fees.

(4)	Long-term incentive compensation for the year ended December 31, 2024 includes (1) Mineral Rights segment: $1.4 million of equity compensation and $0.4 million of cash compensation; (2) Corporate & Financing business segment: $9.1 million of equity compensation and $0.4 million of cash compensation.
(5)	Long-term incentive compensation for the year ended December 31, 2023 includes (1) Mineral Rights segment: $1.4 million of equity compensation and $0.6 million of cash compensation; (2) Corporate & Financing business segment: $8.4 million of equity compensation and $0.3 million of cash compensation.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

8.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Balance at beginning of period	$257,355	$276,549	$306,470
Income allocation to NRP’s equity interests (1)	7,492	22,800	78,179
Amortization of basis difference	(4,432)	(4,665)	(4,783)
Other comprehensive income (loss)	(2,331)	1,452	(21,839)
Distributions	(7,840)	(38,781)	(81,478)
Balance at end of period	$250,244	$257,355	$276,549

(1)	Amounts reclassified into income out of accumulated other comprehensive loss were $3.4 million, $6.0 million and $(17.9) million for the year ended December 31, 2025, 2024 and 2023, respectively.

The difference between the amount at which the investment in Sisecam Wyoming is carried and the amount of underlying equity in Sisecam Wyoming's net assets was $107.5 million and $111.9 million as of December 31, 2025 and 2024, respectively. This excess basis relates to property, plant and equipment and right to mine assets. The excess basis difference that relates to property, plant and equipment is being amortized into income using the straight-line method over 27 years. The excess basis difference that relates to right to mine assets is being amortized into income using the units of production method.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective financial statements for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Net sales	$529,382	$578,106	$773,590
Gross profit	44,344	76,820	187,929
Net income	15,290	46,530	159,549

The financial position of Sisecam Wyoming is summarized as follows:

	December 31,
(In thousands)	2025	2024
Current assets	$232,978	$247,937
Noncurrent assets	283,527	277,471
Current liabilities	194,078	78,135
Noncurrent liabilities	31,049	150,428

In February 2026, NRP and Sisecam Wyoming's managing partner agreed to make an additional capital investment into Sisecam Wyoming ($39.2 million for NRP's 49%) to reduce outstanding amounts under Sisecam Wyoming’s bank credit facility. As a result of this transaction, the carrying value of the Partnership's equity in unconsolidated investment will increase by $39.2 million on its Consolidated Balance Sheet during the first quarter of 2026.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

9.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	December 31,
	2025			2024
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$653,808	$(304,412)	$349,396	$660,961	$(299,404)	$361,557
Aggregates properties	8,655	(4,364)	4,291	8,655	(4,065)	4,590
Oil and gas royalty properties	12,354	(10,584)	1,770	12,354	(10,394)	1,960
Other	13,142	(1,612)	11,530	13,143	(1,612)	11,531
Total mineral rights, net	$687,959	$(320,972)	$366,987	$695,113	$(315,475)	$379,638

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $13.9 million, $14.8 million and $17.3 million for the year ended December 31, 2025, 2024 and 2023, respectively.

During the year ended  December 31, 2025, the Partnership had $1.9 million included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2024, the Partnership recorded a gain of $4.8 million, included in gain on asset sales and disposals on the Consolidated Statements of Comprehensive Income, primarily related to a coal property condemnation in the second quarter of 2024. During the year ended  December 31, 2023 the Partnership had $3.0 million included in gains on asset sales and disposals on the Consolidated Statements of Comprehensive Income.

During the years ended December 31, 2025, 2024 and 2023, the Partnership identified facts and circumstances that indicated that the carrying value of certain of its mineral rights exceed future cash flows from those assets and recorded immaterial non-cash impairment expense included in asset impairments on the Consolidated Statements of Comprehensive Income for each of the years then ended.

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

	December 31,
(In thousands)	2025	2024
Intangible assets at cost	$51,353	$51,353
Less: accumulated amortization	(39,445)	(38,429)
Total intangible assets, net	$11,908	$12,924

Amortization expense included in depreciation, depletion and amortization on the Partnership's Consolidated Statements of Comprehensive Income was $1.0 million, $0.8 million and $1.0 million for the year ended  December 31, 2025, 2024 and 2023, respectively.

The estimates of amortization expense for the years ended December 31, as indicated below, are based on current lessee mining plans and are subject to revision as those plans change in future periods.

(In thousands)	Estimated Amortization Expense
2026	$3,818
2027	4,663
2028	625
2029	1,745
2030	—

11.    Debt, Net

The Partnership's debt consists of the following:

	December 31,
(In thousands)	2025	2024
Opco Credit Facility	$18,884	$113,684
Opco Senior Notes
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	$11,420	$22,841
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	2,911	5,822
Total Opco Senior Notes	$14,331	$28,663
Total debt at face value	$33,215	$142,347
Net unamortized debt issuance costs	(133)	(279)
Total debt, net	$33,082	$142,068
Less: current portion of debt	(14,198)	(14,192)
Total long-term debt, net	$18,884	$127,876

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of December 31, 2025 and 2024, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

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

During the year ended December 31, 2024, the Partnership borrowed $167.9 million and repaid $150.0 million, resulting in $113.7 million in borrowings outstanding and $86.3 million of available borrowing capacity under the Opco Credit Facility as of December 31, 2024. During the year ended December 31, 2025, the Partnership borrowed $46.7 million and repaid $141.5 million, resulting in $18.9 million in borrowings outstanding and $181.1 million of available borrowing capacity under the Opco Credit Facility as of December 31, 2025. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the year ended December 31, 2025 and 2024 was 7.90% and 8.77%, respectively. Opco will incur a commitment fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum. Opco may prepay all amounts outstanding under the Opco Credit Facility at any time without penalty.

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (as defined in the Opco Credit Facility) not to exceed 3.0x. As of December 31, 2025, this ratio was 0.2x; and
•

an interest coverage ratio of consolidated EBITDDA to consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of December 31, 2025, this ratio was 18.6x.

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

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $290.6 million and $302.8 million classified as mineral rights, net and other long-term assets, net and $20.4 million and $23.5 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. The collateral includes (1) the equity interests in all of Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC (which owns a 49% non-controlling equity interest in Sisecam Wyoming), (2) the personal property and fixtures owned by Opco’s wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC, (3) Opco’s material coal royalty revenue producing properties, and (4) certain of Opco’s coal-related infrastructure assets, including its long-term contract receivable as described in Note 17. Financing Transaction.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of December 31, 2025, the 5.03% and 5.18% Opco Senior Notes remain outstanding. These Opco Senior Notes have principal due annually in  December and interest due semi-annually in  June and  December. As of December 31, 2025 and 2024, the Opco Senior Notes had cumulative principal balances of $14.3 million and $28.7 million, respectively. Opco made mandatory principal payments on the Opco Senior Notes of $14.3 million, $31.0 million and $39.4 million during the year ended December 31, 2025, 2024 and 2023, respectively. These Opco Senior Notes will fully mature in December 2026.

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

Consolidated Principal Payments

The consolidated principal payments due are set forth below:

(In thousands)	Opco Senior Notes	Opco Credit Facility	Total
2026	$14,331	$—	$14,331
2027	—	—	—
2028	—	—	—
2029	—	18,884	18,884
2030	—	—	—
Thereafter	—	—	—
	$14,331	$18,884	$33,215

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

12.    Fair Value Measurements

Fair Value of Financial Assets and Liabilities

The Partnership’s financial assets and liabilities consist of cash and cash equivalents, accounts receivables, a contract receivable, accounts payables and debt. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivables and accounts payables approximate fair value due to their short-term nature. The Partnership uses available market data and valuation methodologies to estimate the fair value of its contract receivable and debt.

The following table shows the carrying value and estimated fair value of the Partnership's contract receivable and debt:

		December 31,
		2025		2024
		Carrying	Estimated	Carrying	Estimated
(In thousands)	Fair Value Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$23,480	$20,792	$26,321	$22,776

Debt:
Opco Senior Notes (2)	3	$14,198	$14,018	$28,384	$27,498
Opco Credit Facility (3)	3	18,884	18,884	113,684	113,684

(1)	The fair value of the Partnership's contract receivable was determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at December 31, 2025 and 2024.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay this debt at any time without penalty.

Fair Value of Non-Financial Assets

The Partnership discloses or recognizes its non-financial assets, such as impairments of coal and aggregates properties at fair value on a nonrecurring basis. Refer to Note 9. Mineral Rights, Net for additional information.

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

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Operating and maintenance expenses	$6,358	$7,106	$6,747
General and administrative expenses	5,489	5,420	5,408

The Partnership had accounts payable to related parties of $0.7 million and $0.6 million on its Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. At both December 31, 2025 and 2024, the Partnership had $0.2 million of prepaid expenses included in other current assets, net on its Consolidated Balance Sheets.

As a result of its office lease with WPPLP, the Partnership had a right-of-use asset and lease liability of $3.4 million included in other long-term assets, net and other non-current liabilities, on its Consolidated Balance Sheets at both December 31, 2025 and 2024. See Note 19. Leases for more information.

During the year ended December 31, 2025, 2024 and 2023, the Partnership recognized $0.3 million, $0.1 million and $5.1 million in operating and maintenance expenses, respectively, on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. At December 31, 2025 and 2024, the Partnership had $1.1 million and $0.5 million, respectively, of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement. The Partnership also had $0.1 million of accounts payable at December 31, 2025 related to this agreement.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

14.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Year Ended December 31,
	2025		2024		2023
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$52,861	26%	$67,714	28%	$86,118	23%
Foresight (1)	$42,471	21%	$39,178	16%	$60,495	16%
Alabama Kanu Holdings, LLC ("Alabama Kanu")(1) (2)	$22,070	11%	$29,533	12%	$34,869	9%

(1)	Revenues from Alpha Metallurgical Resources, Inc., Foresight and Alabama Kanu are generated in the United States and included within the Partnership's Mineral Rights segment.
(2)	Alabama Kanu purchased Hatfield Metallurgical Holdings, LLC in August 2024.

15.    Commitments and Contingencies

Legal

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations.

Environmental Compliance

The operations the Partnership’s lessees conduct on its properties, as well as the industrial minerals, aggregates and oil and gas operations in which the Partnership has interests, are subject to federal and state environmental laws and regulations. See "Items 1. and 2. Business and Properties—Regulation and Environmental Matters." As an owner of surface interests in some properties, the Partnership may be liable for certain environmental conditions occurring on the surface properties. The terms of substantially all of the Partnership’s coal leases require the lessee to comply with all applicable laws and regulations, including environmental laws and regulations. Lessees post reclamation bonds assuring that reclamation will be completed as required by the relevant permit, and substantially all of the leases require the lessee to indemnify the Partnership against, among other things, environmental liabilities. Some of these indemnifications survive the termination of the lease. The Partnership makes regular visits to the mines to ensure compliance with lease terms, but the duty to comply with all regulations rests with the lessees. The Partnership believes that its lessees will be able to comply with existing regulations and does not expect that any lessee’s failure to comply with environmental laws and regulations will have a material impact on the Partnership’s financial condition or results of operations. The Partnership has neither incurred, nor is aware of, any material environmental charges imposed on the Partnership related to its properties for the period ended December 31, 2025. The Partnership is not associated with any material environmental contamination that may require remediation costs. However, the Partnership’s lessees are required to conduct reclamation work on the properties under lease to them. Because the Partnership is not the permittee of the mines being reclaimed, the Partnership is not responsible for the costs associated with these reclamation operations.

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

During the years ended December 31, 2025, 2024 and 2023, the Partnership granted service, performance and market-based awards under its 2017 Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during the year ended December 31, 2025, 2024 and 2023 was $6.8 million, $6.7 million and $16.0 million, respectively, which included a grant-date fair value of $2.5 million, $2.5 million and $2.8 million for the market-based awards valued using a Monte Carlo simulation during the respective years. Total unit-based compensation expense associated with service, performance and market-based  awards was $11.1 million, $11.3 million and $10.9 million for the year ended December 31, 2025, 2024 and 2023, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of December 31, 2025 was $5.9 million, which will be recognized over a weighted average period of 1.6 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2024 was $9.5 million. The Partnership paid $5.5 million, $6.4 million and $3.2 million in cash during the year ended December 31, 2025, 2024 and 2023, respectively, for taxes on the unit-based award settlements during the respective years. These cash payments are included in other items, net under cash flows from financing activities on the Partnership's Consolidated Statements of Cash Flows.

A summary of the unit activity in the outstanding grants during 2025 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair value per Common Unit
Outstanding grants at January 1, 2025	350	$60.81
Granted	57	$117.98
Fully vested and issued	(141)	$50.33
Outstanding grants at December 31, 2025	266	$78.68

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

17.    Financing Transaction

The Partnership owns rail loadout and associated infrastructure at the Sugar Camp mine in the Illinois Basin operated by a subsidiary of Foresight. The infrastructure at the Sugar Camp mine is leased to a subsidiary of Foresight and is accounted for as a financing transaction (the "Sugar Camp lease"). The current Sugar Camp lease expires in 2032. Minimum payments are $5.0 million per year through the end of the current lease term. In 2032, the Sugar Camp lease will automatically be extended for an additional term that expires in 2038. Minimum payments are $1.25 million per year through the end of the additional term. The Sugar Camp lease also has renewal options for up to 75 additional years thereafter. The Partnership is also entitled to variable payments in the form of throughput fees determined based on the amount of coal transported and processed utilizing the Partnership's assets. In the event the Sugar Camp lease is renewed beyond 2038, payments become a fixed $10 thousand per year for the remainder of the renewed term.

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

As of December 31, 2025 and 2024, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	December 31,
	2025			2024
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$36,178	$(4,183)	$31,995	$37,270	$(4,425)	$32,845
Long-term contract receivable	21,138	(732)	20,406	24,323	(843)	23,480
Total	$57,316	$(4,915)	$52,401	$61,593	$(5,268)	$56,325

NRP reversed $0.4 million, reversed $1.3 million and charged $1.1 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the year ended December 31, 2025, 2024 and 2023, respectively.

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

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

19.    Leases

As of December 31, 2025, the Partnership had two operating leases for office buildings. On January 1, 2019, the Partnership entered into a new lease for the West Virginia office building owned by WPPLP with a five-year base term and five additional five-year renewal options. Effective January 1, 2024, the Partnership entered its first five-year renewal term that expires on December 31, 2028. Upon lease commencement and as of December 31, 2025 and 2024, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 30 years. On January 1, 2023, the Partnership entered into a new lease for an office building in Houston with an 11.4 year initial term and two additional five-year renewal options. Upon lease commencement and as of December 31, 2025 and 2024, the Partnership was reasonably certain to exercise all renewal options included in the lease and capitalized the right-of-use asset and corresponding lease liability on its Consolidated Balance Sheets using the present value of the future lease payments over 21.4 years. The Partnership's right-of-use asset included within other long-term assets, net on its Consolidated Balance Sheets totaled $4.1 million and $4.2 million at  December 31, 2025 and 2024, respectively. The Partnership's lease liability included in other non-current liabilities on its Consolidated Balance Sheets totaled $4.4 million at both December 31, 2025 and 2024. During each of the years ended December 31, 2025, 2024 and 2023, the Partnership incurred total operating lease expenses of $0.6 million included in both operating and maintenance expenses and general and administrative expenses on its Consolidated Statements of Comprehensive Income.

The following table details the maturity analysis of the Partnership's operating lease liability and reconciles the undiscounted cash flows to the operating lease liability included on its Consolidated Balance Sheet:

Remaining Annual Lease Payments (In thousands)	December 31, 2025
2026	$604
2027	607
2028	611
2029	614
2030	617
After 2030	10,808
Total lease payments (1)	$13,861
Less: present value adjustment (2)	(9,506)
Total operating lease liability	$4,355

(1)	The remaining lease terms of the Partnership's two operating leases are 23 years and 18.4 years.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2025. This evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level in producing the timely recording, processing, summary and reporting of information and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of GP Natural Resource Partners LLC, our managing general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "2013 Framework" (COSO). Based on that evaluation, as of December 31, 2025, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level based on those criteria. No changes were made to our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Partners of Natural Resource Partners L.P.

Opinion on Internal Control Over Financial Reporting

We have audited Natural Resource Partners L.P.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Natural Resource Partners L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Natural Resource Partners L.P. as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2026

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of our officers or directors, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of any "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

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

Name	Age	Position with the General Partner
Corbin J. Robertson, Jr.	78	Chairman of the Board and Chief Executive Officer
Craig W. Nunez	64	President and Chief Operating Officer
Christopher J. Zolas	51	Chief Financial Officer
Kevin J. Craig	57	Executive Vice President
Philip T. Warman	55	General Counsel and Secretary
Gregory F. Wooten	69	Executive Vice President, Business Development
Galdino J. Claro	66	Director
Paul B. Murphy, Jr.	66	Director
Richard A. Navarre	65	Director
Corbin J. Robertson, III	55	Director
Stephen P. Smith	64	Director
Leo A. Vecellio, Jr.	79	Director

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

Gregory F. Wooten was named Executive Vice President, Business Development of GP Natural Resource Partners LLC in October 2025, after serving as Senior Vice President, Chief Engineer of GP Natural Resource Partners LLC since  February 2021 and Vice President, Chief Engineer of GP Natural Resource Partners LLC from December 2013 to February 2021. Mr. Wooten joined NRP in 2007, serving as Regional Manager. After earning a Bachelor of Science in Mining Engineering from the University of Kentucky and prior to joining NRP, Mr. Wooten served as Vice President, Chief Operating Officer and Chief Engineer of Dingess Rum Properties, Inc., where he managed coal, oil, gas and timber properties from 1982 until 2007. Mr. Wooten has over 40 years of experience in the coal industry, working as a planning and production engineer and served a short stint in operations. Mr. Wooten is a member of the American Institute of Mining, Metallurgical, and Petroleum Engineers. Mr. Wooten also serves as the President of the National Council of Coal Lessors and is a board member of the West Virginia, Kentucky and Indiana Coal Associations, America's Power and the American Coal Council. He also serves on the board of the Cabell-Huntington Hospital and is a member of the West Virginia State Board of Education and the West Virginia School Building Authority.

Galdino J. Claro joined the Board of Directors of GP Natural Resource Partners LLC in March 2018. Mr. Claro has 40 years of worldwide executive leadership experience in the primary and secondary metals industries and is currently an Independent Director of Ardagh Group. Mr. Claro previously served as Chief Executive Officer of the Wilmington Paper Corporation. From October 2013 to August 2017, Mr. Claro served as the Group Chief Executive Officer and Managing Director of Sims Metal Management where he was also a member of the Safety, Health, Environment and Sustainability Committee, the Nomination Governance Committee and the Finance Investment Committee. Before joining Sims Metal Management, Mr. Claro served for four years as the Chief Executive Officer of Harsco Metals and Minerals. He joined Harsco from Aleris, where he served as CEO of Aleris Americas. Before that, he was the CEO of the Metals Processing Group of Heico Companies LLC. During his career with Alcoa Inc., Mr. Claro served for five years as the President of Alcoa China and for six years in Europe as the Vice President of Soft Alloys Extrusions and the President of Alcoa Europe Extrusions. While in South America, Mr. Claro worked for several different divisions of Alcoa Alumni SA as plant manager, technology manager, new products development director and Managing Director of Alcoa Cargo-Van. Before joining Alcoa in 1985, Mr. Claro started his career at Honda-Motogear as a Quality Control Manager where he worked for three years in both Brazil and Japan.

Paul B. Murphy, Jr. joined the Board of Directors of GP Natural Resource Partners LLC in March 2018. Mr. Murphy retired from Cadence Bank in April 2023 after a 42-year career as a commercial banker serving 21 of those years as a CEO. Mr. Murphy helped raise $1 billion to invest in the distressed banking industry in 2010. He acquired Cadence Bank and three others and had strong core growth reaching $18 billion in assets. In 2021 Cadence merged with BancorpSouth and today the company is $50 billion in assets with 350 branches in 9 states and trades on the NYSE (CADE). Previously, Mr. Murphy spent 20 years at Amegy Bank of Texas, helping to steer that institution from $75 million in assets and a single location to assets of $11 billion and 85 banking centers at the time of his departure as the Chief Executive Officer and a Director in 2009. Mr. Murphy is an advocate of the community and is a board member of Oceaneering International, Inc., Hope and Healing Center and Institute and the Houston Hispanic Chamber of Commerce. He previously served on the Board of the Houston branch of the Dallas Federal Reserve and the Houston Endowment.

Richard A. Navarre joined the Board of Directors of GP Natural Resource Partners LLC in October 2013. Mr. Navarre brings extensive operating, financial, strategic planning, public company and coal industry experience to the Board of Directors. Mr. Navarre is the former Chairman, President and CEO of Covia Holdings, a leading provider of high quality minerals and material solutions for the industrial and energy markets. From 1993 until 2012, Mr. Navarre held senior executive positions with Peabody Energy Corporation, including President-Americas, President and Chief Commercial Officer, Executive Vice President of Corporate Development and Chief Financial Officer. Mr. Navarre serves on the Board of Directors of Core Natural Resources, where he serves as Lead Independent Director, Nominating and Governance Committee Chair, and Compensation Committee Member. Mr. Navarre also serves on the Board of Directors of Civeo Corporation, where he serves as Chairman and member of the Environmental, Social, Governance and Nominating Committee. He is a member of the Hall of Fame of the College of Business and a member of the Board of Advisors of the College of Business and Analytics of Southern Illinois University Carbondale. He is the former Chairman of the Bituminous Coal Operators’ Association. Mr. Navarre is a Certified Public Accountant. Mr. Navarre also has been involved in numerous civic and charitable organizations throughout his career.

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

Corporate Governance

Board Meetings and Executive Sessions

The Board of Directors met seven times in 2025. During 2025, our non-management directors met in executive sessions several times. The presiding director was Mr. Vecellio, the Chairman of our Compensation, Nominating and Governance Committee, or CNG Committee. In addition, our independent directors met several times in executive session in 2025. Mr. Vecellio was the presiding director at those meetings. Interested parties may communicate with our non-management directors by writing a letter to the Chairman of the CNG Committee, NRP Board of Directors, 1415 Louisiana Street, Suite 3325, Houston, Texas 77002.

Independence of Directors

The Board of Directors has affirmatively determined that Messrs. Claro, Murphy, Navarre, Smith, and Vecellio are independent based on all facts and circumstances considered by the Board of Directors, including the standards set forth in Section 303A.02(a) of the NYSE’s listing standards. Because we are a limited partnership as defined in Section 303A of the NYSE’s listing standards, we are not required to have a majority of independent directors on the Board of Directors. The Board of Directors has an Audit Committee, a CNG Committee and a Conflicts Committee, each of which is staffed solely by independent directors.

Audit Committee

Our Audit Committee is comprised of Mr. Smith, who serves as chairman, Mr. Claro and Mr. Navarre. Mr. Smith and Mr. Navarre are "Audit Committee Financial Experts" as determined pursuant to Item 407 of Regulation S-K. During 2025, the Audit Committee met six times.

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

During 2025, at each of its meetings, the Audit Committee met with the senior members of our financial management team, our general counsel and our independent auditors. The Audit Committee had private sessions at certain of its meetings with our independent auditors and the senior members of our financial management team and the general counsel at which candid discussions of financial management, accounting and internal control and legal issues took place.

The Audit Committee approved the engagement of Ernst & Young LLP as our independent auditors for the year ended December 31, 2025 and reviewed with our financial managers and the independent auditors overall audit scopes and plans, the results of internal and external audit examinations, evaluations by the auditors of our internal controls and the quality of our financial reporting.

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

In performing all of these functions, the Audit Committee acts only in an oversight capacity. The Audit Committee reviews our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K prior to filing with the Securities and Exchange Commission. In 2025, the Audit Committee also reviewed quarterly earnings announcements with management and representatives of the independent auditor in advance of their issuance. In its oversight role, the Audit Committee relies on the work and assurances of our management, which has the primary responsibility for financial statements and reports, and of the independent auditors, who, in their report, express an opinion on the conformity of our annual financial statements with U.S. generally accepted accounting principles.

In reliance on these reviews and discussions, and the report of the independent auditors, the Audit Committee has recommended to the Board of Directors, and the Board of Directors has approved, that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the Securities and Exchange Commission.

Stephen P. Smith, Chairman
Galdino J. Claro
Richard A. Navarre

Compensation, Nominating and Governance Committee

Executive officer compensation is administered by the CNG Committee, which is currently comprised of four members: Mr. Vecellio, as Chairman, Mr. Murphy, Mr. Navarre and Mr. Smith. During 2025, the CNG Committee met six times. Our Board of Directors appoints the CNG Committee and delegates to the CNG Committee responsibility for:

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

NYSE Certification

Pursuant to Section 303A of the NYSE Listed Company Manual, in 2025, Corbin J. Robertson, Jr. certified to the NYSE that he was not aware of any violation by the Partnership of NYSE corporate governance listing standards.

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

Executive Officer Compensation Strategy and Philosophy

Under our partnership agreement, each quarter we are required to distribute all of our available cash, as such term is defined in our partnership agreement. The Board of Directors considers numerous factors each quarter in determining cash distributions including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the board determines are necessary for future operating and capital needs. Our primary objective over the last ten years has been to use all internally generated cash flow to reduce debt while paying distributions to common unitholders sufficient to cover income tax liability on their share of the partnership’s taxable income. Our compensation philosophy is designed to attract, motivate and retain highly talented executives, while keeping them focused on promoting our strategic objectives to manage the business under current market conditions and position the partnership as a key beneficiary of the transitional energy economy of the future. Our objective in determining the compensation of our executive officers is to incentivize them to create long-term value for our unitholders and other stakeholders. We believe our compensation programs encourage sustained long-term profitability by making a portion of each executive officer’s total direct compensation variable and dependent on our achievement of safety, financial and strategic performance goals as well as the total unitholder return of our common units. Thus, a significant portion of our executives’ total compensation is performance-based and not guaranteed, as further described under “—Components of Compensation.”

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

Summary of Compensation Practices

We strive to maintain judicious governance standards and compensation practices by regularly reviewing best practices. The CNG Committee incorporated many best practices when forming our 2025 compensation program, including the following:

What We Do

✔	Align our executive compensation with long-term performance
✔	Align executives’ interests with those of unitholders
✔	Engage an independent compensation consultant, Meridian Compensation Consultants ("Meridian"), to assess our practices
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

The 2025 compensation for executive officers consisted of four primary components:

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

Role of Independent Compensation Consultant and Market Data

The CNG Committee engaged Meridian to review our compensation practices for executive officers and directors relative to our peers. Meridian provides no services to management or the CNG Committee that are unrelated to the duties and responsibilities of the CNG Committee, and the CNG Committee makes all decisions regarding the compensation of our executive officers and directors. Meridian reports directly to the CNG Committee, and all work conducted by Meridian for us is on behalf of the CNG Committee. The CNG Committee has determined that no conflicts of interest exist as a result of the engagement of Meridian.

The CNG Committee, with input from Meridian, selected our peer group (the “Peer Group”) after reviewing annual revenue, market capitalization, total enterprise value and total assets of relevant public companies to determine which companies were representative of the marketplace for talent within which we compete. The CNG Committee will review the Peer Group annually to ensure continued appropriateness for comparative purposes. The CNG Committee determined that the companies below reflect an appropriate Peer Group for 2025:

Alpha Metallurgical Resources, Inc.	Kimbell Royalty Partners, LP	SunCoke Energy, Inc.
Amplify Energy Corp.	NACCO Industries, Inc.	Talos Energy Inc.
Berry Corporation	Powell Industries, Inc.	Vitesse Energy, Inc.
Black Stone Minerals, L.P.	Ramaco Resources, Inc.	W&T Offshore, Inc.
Centrus Energy Corp.	Ring Energy, Inc.	Warrior Met Coal, Inc.
Great Lakes Dredge & Dock Corporation	Sitio Royalties Corp.

Meridian provides the CNG Committee with Peer Group data for comparison purposes, such as to compare equity and pay mix practices. Market pay levels are one of multiple factors considered by the CNG Committee in setting applicable compensation amounts and determining the appropriate design of incentive compensation programs.

Role of Our Executive Officers in the Compensation Process

With respect to 2025 salaries and short-term cash incentive awards and long-term equity incentive awards, Mr. Nunez, our President and Chief Operating Officer, provided Mr. Robertson with recommendations relating to the executive officers other than himself. Mr. Robertson considered those recommendations and provided the CNG Committee with recommendations for all of the executive officers other than himself. Messrs. Robertson and Nunez considered the factors described elsewhere in this Compensation Discussion and Analysis in recommending, in their discretion, the appropriate amounts of compensation for each executive officer (other than for themselves). Messrs. Robertson and Nunez attended the CNG Committee meetings, other than executive sessions called by the CNG Committee, at which the CNG Committee deliberated and approved the salaries, short-term cash incentive awards and long-term equity incentive awards for 2025. Messrs. Robertson and Nunez were excused from the meetings when the CNG Committee discussed their compensation.

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

In determining salaries for NRP's executive officers for 2025, the CNG Committee considered several factors including the executive’s position and level of responsibility within our organization, comparative market data and other external market-based factors. The CNG Committee also considered the individual performance, our partnership’s overall performance during the fiscal year and the individual’s contribution to our overall performance of each member of the executive management team during 2024. Salaries for 2025 are shown in the Summary Compensation Table below.

Short-Term Cash Incentive Compensation

Short-term cash incentive awards are determined based on the Partnership meeting and exceeding certain annual financial, strategic objectives and safety goals. Short-term cash incentive awards are used to motivate and reward our executive officers. Each executive officer received a short-term cash incentive award approved in February 2026 by the CNG Committee. The amounts awarded with respect to 2025 under this program are disclosed in the Summary Compensation Table under the Bonus column. With respect to 2025, the CNG Committee, using recommendations from Meridian, determined that cash bonuses would be paid based on a percentage of base salary, with our Chief Executive Officer (who is not paid a base salary) receiving a bonus target of approximately 2.3 times the salary of our President and Chief Operating Officer. For 2025, the CNG Committee used free cash flow, strategic objectives and safety as performance measures in determining the amount of bonuses paid under the plan, representing 75%, 20% and 5% of the total award, respectively. Based on the level of achievement of the performance measures, the CNG Committee used its discretion to set the amount of bonus payments as a percentage of target.

The following table shows the performance measures used in the 2025 short-term cash incentive compensation for our executive officers, together with the percentage of the total annual cash incentive grant that such component comprises. Each of the components for the executive officers is described in greater detail below:

Performance Measure	2025 Portion of Total Target Award
Free Cash Flow	75%
Strategic Objectives	20%
Safety	5%

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

Free Cash Flow

“Free Cash Flow” is calculated as cash flow from operating activities plus return on long-term contract receivable less cash flow used in investing activities, excluding proceeds from asset sales. Further, the CNG Committee determined that Free Cash Flow would be adjusted to exclude free cash flow received from Sisecam Wyoming. The CNG Committee utilized the budget approved by the Board during the annual review process and set the “target” level for this performance measure at 100% of budget. The threshold payout value was set at 80% of the Free Cash Flow budget and the maximum payout value was set at 120% of the budget. We consider this performance measure to be difficult to attain and appropriately reflective of our position in the inherently volatile commodities market. The following table shows the threshold, target and maximum levels for the 2025 short-term cash incentive compensation plan:

Performance Measure	Threshold	Target	Maximum
Free Cash Flow	$132,165,600	$165,207,000	$198,248,400

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

2025 Payout Under the Short-term Cash Incentive Compensation Plan

In early 2026, the CNG Committee evaluated the levels of achievement of the various performance measures for 2025 and made the following determinations:

Performance Measure	Actual Performance	Applicable Payout Percentage	Relative Weighting	Weighted Payout Percentage
Free Cash Flow	$161,064,000	94%	75%	70%
Strategic Objectives	Board Satisfaction	100%	20%	20%
Safety	100%	100%	5%	5%

Based on the actual performance as set forth above, the cumulative amounts listed below were earned under the 2025 short-term cash incentive compensation for the Partnership's 2025 performance.

Name	Target as a % of Base Salary	Actual payout as a % of Base Salary	Dollar Amount of Actual payout ($) (1)
Corbin J. Robertson, Jr. (2)	2.3x	2.3x	1,278,255
Craig Nunez	100%	95%	555,750
Christopher J. Zolas	80%	76%	329,840
Philip Warman	80%	76%	314,640
Kevin Craig (3)	80%	76%	296,081

(1)	Actual payout based on % of base salary at December 31, 2025.
(2)	As Mr. Robertson does not receive a salary, his annual cash incentive is calculated as a multiple of the President and Chief Operating Officer’s actual payout.
(3)	Mr. Craig allocated approximately 97% of his time to NRP during the year ended December 31, 2025, and the amount of short-term cash incentive compensation reflects this allocation.

The following table shows the target opportunities available to the named executive officers as a percentage of base salary and the actual payouts as a percentage of their base salaries for each of the last three years:

	2023		2024		2025
Name	Target as % of Base Salary	Actual Payout as % of Target	Target as % of Base Salary	Actual Payout as % of Target	Target as % of Base Salary	Actual Payout as % of Target
Corbin J. Robertson, Jr. (1)	2.3x	185%	2.3x	144%	2.3x	95%
Craig Nunez	100%	185%	100%	144%	100%	95%
Christopher J. Zolas	80%	185%	80%	144%	80%	95%
Philip Warman	76%	185%	76%	144%	80%	95%
Kevin Craig	80%	185%	80%	144%	80%	95%

(1)	As Mr. Robertson does not receive a salary, his annual cash incentive is calculated as a multiple of the President and Chief Operating Officer’s base salary.

Long-Term Equity Incentive Compensation

We have adopted the 2017 Plan pursuant to which we may grant equity-based compensation to our executive officers and other officers. Our CNG Committee believes that awards under the 2017 Plan promote the alignment of the interests of management with those of our unitholders and promote creation of value for our unitholders. In 2023, the CNG Committee determined it was appropriate to introduce additional performance measures in connection with long-term compensation to better align executive compensation with the Partnership's performance. We refer to these awards issued in 2025 as “2017 Plan Phantom Units.” The 2025 awards were made in the form of phantom units that will settle (following vesting) in NRP common units on a one-for-one basis and will accrue tandem distribution equivalent rights (“DERs”) to be paid in cash upon settlement.

2025 Annual Grants

The award granted in February 2025 (“2025 Award”) provided a form of performance-based long-term incentive compensation. This award included a mix of time-based and performance-based phantom units awarded at target; 35% will time-vest ratably over a three-year period and 65% will cliff vest with the actual number of units issued vesting for each phantom unit to be determined by the performance score. The performance score shall be the relative total unit holder return (“TUR”) performance score plus the financial performance score, both weighted at 50%. The 2017 Plan Phantom Units are subject to forfeiture and will vest on an accelerated basis following death or disability of the award recipient, following a change in control of NRP, or termination without cause or for good reason. The grant date fair value of the 2017 Plan Phantom Units awarded in 2025 is disclosed in the Summary Compensation Table under the Stock Awards column. In determining the award amounts the CNG Committee used a percent target of base salary.

The following table sets forth the long-term equity award targets and number of units granted to each named executive officer in 2025:

	2025 Award
Named Executive Officer	Target as % of Base Salary	Time-Based	Performance-Based
Corbin J. Robertson, Jr. (1)	1.84x	7,515	13,957
Craig W. Nunez	224%	4,085	7,586
Christopher J. Zolas	153%	1,977	3,672
Philip T. Warman	85%	1,098	2,040
Kevin J. Craig	90%	1,131	2,101

(1)	As Mr. Robertson does not receive a salary, his annual cash incentive is calculated as a multiple of the President and Chief Operating Officer’s base salary.

Relative Total Unitholder Return

For the relative TUR measure, the performance-based units will be eligible to vest based on the Partnership's TUR relative to the Partnership's performance peer group over the three-year performance period. The TUR calculation will be based on a “point-to-point” approach using the 20 calendar-day volume-weighted average of the closing price per share of the Partnership or a member of the peer group, as applicable, at the beginning and end of the performance period. In the event that our TUR is negative, the payout will be capped at target, regardless of peer group performance. In the instance of a merger, acquisition or delisting of a peer company during the performance period, the company would be removed from the peer group. The peer group for the 2025 LTIP awards consists of the companies being utilized for our performance peer group at the time of the grant and are listed below:

Alliance Resource Partners, L.P.	Peabody Energy Corporation
Alpha Metallurgical Resources, Inc.	Ramaco Resources, Inc.
Corsa Coal Corp.	SunCoke Energy, Inc.
Core Natural Resources, Inc.	Warrior Met Coal, Inc.

If the target level of performance is achieved, the payout percentage will equal 100%. Achievement at the threshold performance level will result in a payout at 50% of target performance and achievement at the maximum performance level will result in a payout at 200% of target performance. We interpolate payouts for performance levels that fall between the stated performance levels. There is no payout for performance that does not meet the threshold level and there is no payout in excess of the maximum performance level. The following table shows the performance levels for the 2025 long-term performance-based equity awards:

Performance Measure	Threshold	Target	Maximum
Relative Total Unitholder Return	18th Percentile	45th Percentile	91st Percentile

Financial Performance Score

The financial performance score is calculated based on cumulative three-year free cash flow. “Free Cash Flow” is defined as cash from operating activities plus return on long-term contract receivable less cash flow used in investing activities, excluding proceeds from asset sales. Added back to the calculation of Free Cash Flow is additional cash paid for interest on debt used for early settlement of outstanding warrants and preferred units. Payouts will be determined based on the achievement of cumulative free cash flow relative to targets set by the CNG Committee. We consider this performance measure to be difficult to attain and appropriately reflective of our position in the inherently volatile commodities market.

Payout of 2023 Performance-Based Awards

The vesting of the performance-based awards is calculated annually based on pre-established, weighted goals. Our CNG Committee designs the targets for our future performance goals to be attainable but reasonably difficult to meet. The table below summarizes the target performance goals for 2023 performance-based awards as well as the threshold (50% of target) and the maximum (200% of target) goals compared to actual performance.

Performance Measure	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual Performance
Relative Total Unitholder Return	18th Percentile	45th Percentile	91st Percentile	100th Percentile
Free Cash Flow	$688,000,000	$809,000,000	$930,000,000	$746,000,000

In February 2026, the CNG Committee evaluated and certified our achievement against the above-described performance measures and determined the payout factor was 137% based on actual performance. Our CNG Committee determined our executive officers earned the following payouts with respect to the 2023 performance-based awards at 137% of target.

Named Executive Officer	Units at Target	Units Earned
Corbin J. Robertson, Jr.	29,466	40,368
Craig W. Nunez	16,014	21,939
Christopher J. Zolas	7,751	10,619
Philip T. Warman	4,292	5,880
Kevin J. Craig	4,420	6,055

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

In 2025, Quintana and Western Pocahontas maintained tax-qualified 401(k) plans. During 2025, Quintana and Western Pocahontas matched 100% of the first 6.0% of the employee contributions under their respective 401(k) plans. As with the other contributions, any amounts contributed by Quintana and Western Pocahontas are reimbursed by us based on the time allocated by the employee to our business. None of NRP, Quintana or Western Pocahontas maintains a pension plan or a defined benefit retirement plan.

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

Units that count towards the satisfaction of the officer and director guidelines include common units held directly by the executive officer or director, common units owned indirectly by the executive officer or director (e.g., by a spouse or other immediate family member residing in the same household or a trust for the benefit of the executive officer or director or his or her family), units granted under NRP’s long-term incentive plans (including phantom units representing the right to receive units) and units purchased in the open market (whether purchased before or after the effective date of the ownership guidelines). As of December 31, 2025, all executive officers and directors were in compliance with ownership guidelines.

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

Policies and Practices Related to Stock Options

We do not currently grant, nor have we historically granted, stock options or similar awards as part of our equity compensation programs. If stock options or similar awards were to be granted in the future, NRP would not grant such options or similar awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common units. During fiscal year 2025, we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Report of the Compensation, Nominating and Governance Committee

The CNG Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on the reviews and discussions referred to in the foregoing sentence, the CNG Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2025.

Leo A. Vecellio, Jr., Chairman

Paul B. Murphy

Richard A. Navarre

Stephen P. Smith

Summary Compensation Table

The following table sets forth the amounts reimbursed to affiliates of our general partner for compensation for 2023, 2024 and 2025:

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Corbin J. Robertson, Jr.—Chief Executive Officer
	2025	—	1,278,225	2,227,720	—	3,505,945
	2024	—	1,844,693	2,142,425	—	3,987,118
	2023	—	2,369,918	5,638,047	—	8,007,965
Craig W. Nunez—President and Chief Operating Officer
	2025	563,979	555,750	1,210,763	21,000	2,351,492
	2024	556,973	802,040	1,164,316	20,700	2,544,029
	2023	556,973	1,030,400	3,064,159	19,800	4,671,332
Christopher J. Zolas—Chief Financial Officer
	2025	404,561	329,840	586,084	21,000	1,341,485
	2024	394,748	454,749	563,701	20,700	1,433,898
	2023	394,748	584,226	1,369,645	19,800	2,368,419
Philip T. Warman—General Counsel and Secretary
	2025	399,561	314,640	325,568	21,000	1,060,769
	2024	394,748	432,012	313,187	20,700	1,160,647
	2023	394,748	555,015	849,337	19,800	1,818,900
Kevin J. Craig—Executive Vice President (4)
	2025	375,756	296,081	335,320	29,968	1,037,125
	2024	360,897	415,753	322,439	28,670	1,127,759
	2023	337,861	500,034	871,561	26,243	1,735,699

(1)	In 2025, Messrs. Robertson, Nunez, Zolas, Warman and Craig spent approximately 50%, 100%, 100%, 100% and 97%, respectively, of their time on NRP matters.
(2)

Amounts represent the grant date fair value of the 2017 Plan Phantom Units determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. The grant date fair value of the performance-based awards is based on the probable outcome of the performance conditions as of the date of grant, which was target. If the maximum amount, rather than the probable amount, were reported in the table with respect to the performance-based awards, the values associated with the performance-based awards would be as follows: Mr. Robertson, $2,896,078; Mr. Nunez, $1,574,095; Mr. Zolas, $761,940; Mr. Warman, $423,300; and Mr. Craig, $435,958. For information regarding the assumptions used in calculating these amounts, see "Item 8. Financial Statements and Supplementary Data—Note 16. Unit-Based Compensation" elsewhere in this Annual Report on Form 10-K for more information.

(3)	Includes portions of 401(k) matching allocated to Natural Resource Partners by Quintana and Western Pocahontas.
(4)

Mr. Craig allocated approximately 97% of his time to NRP during the year ended December 31, 2025 and amounts included under the “Salary,” “Bonus” and “All Other Compensation” columns reflect this allocation. Amounts included under “Stock Awards” are paid 100% by NRP.

Grants of Plan-Based Awards in 2025

The following table shows the 2017 Plan Phantom Units granted to named executive officers during 2025. Based on the grant, the awards in the table below will either vest ratably in 2026, 2027 and 2028 or cliff vest in 2028. Upon settlement, an equivalent number of common units will be issued to each named executive officer, subject to withholding. The 2017 Plan Phantom Units also accrue DERs from the grant date, which will be paid out in cash upon settlement following and subject to vesting.

		2017 Plan Phantom Units
		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All other Unit Awards (2)
Named Executive Officer	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Grant Date Fair Value ($)
Corbin J. Robertson, Jr	2/5/2025	6,978	13,957	27,914		1,448,039
	2/5/2025				7,515	779,681
Craig W. Nunez	2/5/2025	3,793	7,586	15,171		787,048
	2/5/2025				4,085	423,819
Christopher J. Zolas	2/5/2025	1,836	3,672	7,344		380,970
	2/5/2025				1,977	205,114
Philip T. Warman	2/5/2025	1,020	2,040	4,080		211,650
	2/5/2025				1,098	113,918
Kevin J. Craig	2/5/2025	1,050	2,101	4,202		217,979
	2/5/2025				1,131	117,341

(1)	The units represent performance-based awards and cliff vest in February 2028. The number of units that vest, if at all, will be between the threshold and maximum.
(2)	The units represent time-based awards and vest ratably in February 2026, 2027 and 2028.

Employment Agreements

None of our named executive officers have an employment agreement.

Outstanding Equity Awards at December 31, 2025

The table below shows the total number of outstanding 2017 phantom units under the 2017 Plan held by each named executive officer at December 31, 2025. The 2023 performance-based units that cliff vested in February 2026 are reported at actual level of performance (137%). The performance-based units that cliff vest in 2027 and 2028 are reported at target level (100%).

Named Executive Officer	Unvested 2017 Plan Phantom Units	Market Value of Unvested 2017 Plan Phantom Units ($) (6)
Corbin J. Robertson, Jr. (1)	109,926	11,476,274
Craig W. Nunez (2)	59,743	6,237,169
Christopher J. Zolas (3)	28,173	2,941,261
Philip T. Warman (4)	16,218	1,693,159
Kevin J. Craig (5)	16,682	1,741,601

(1)	40,247 units are time based and vest ratably in February 2026, 2027 and 2028, and 69,679 units are performance based and cliff vest in February 2026, 2027 and 2028.
(2)	21,875 units are time based and vest ratably in February 2026, 2027 and 2028, and 37,868 units are performance based and cliff vest in February 2026, 2027 and 2028.
(3)	9,842 units are time based and vest ratably in February 2026, 2027 and 2028, and 18,331 units are performance based and cliff vest in February 2026, 2027 and 2028.
(4)	6,054 units are time based and vest ratably in February 2026, 2027 and 2028, and 10,164 units are performance based and cliff vest in February 2026, 2027 and 2028.
(5)	6,215 units are time based and vest ratably in February 2026, 2027 and 2028, and 10,467 units are performance based and cliff vest in February 2026, 2027 and 2028.
(6)	Based on a unit price of $104.40, the closing price for the common units on December 31, 2025.

Units Vested in 2025

The table below shows the value realized by each named executive officer as a result of the vesting in 2025 of their phantom unit awards granted under the 2017 Plan:

Named Executive Officer	Number of Common Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1) (2)
Corbin J. Robertson, Jr.	58,050	6,619,630
Craig W. Nunez	31,549	3,597,637
Christopher J. Zolas	13,572	1,546,824
Philip T. Warman	6,355	720,319
Kevin J. Craig	9,095	1,037,319

(1)	Based on a unit price of $102.72, the closing price for the common units on February 10, 2025.
(2)	Includes DERs accrued from the issue date to the settlement date.

Potential Payments upon Termination or Change in Control

Upon the occurrence of a change in control or termination without cause of NRP, our general partner, or GP Natural Resource Partners LLC, phantom units under the 2017 Plan held by each of our named executive officers would immediately vest and become payable and they are entitled to no other benefits because we do not have employment contracts. The table below indicates the estimated payments to each named executive officer following a change in control at December 31, 2025.

	2017 Plan Equity Awards
Named Executive Officer	Unvested Phantom Units (1)	Market Value ($) (2)	Accumulated DERs ($)	Total Potential Payments ($)
Corbin J. Robertson, Jr.	99,024	10,338,106	1,072,311	11,410,417
Craig W. Nunez	53,819	5,618,704	582,783	6,201,487
Christopher J. Zolas	25,305	2,641,842	271,405	2,913,247
Philip T. Warman	14,630	1,527,372	158,976	1,686,348
Kevin J. Craig	15,047	1,570,907	163,436	1,734,343

(1)	Amounts reflect the performance-based units at target level (100%). The 2023 performance-based units vested in February 2026. For more information regarding the 2023 performance-based units, see the Outstanding Equity Awards at December 31, 2025 table and the “—Payout of 2023 Performance-Based Awards” discussion above.
(2)	Calculated based on a unit price of $104.40, the closing price for the common units on December 31, 2025.

Directors' Compensation for the Year Ended December 31, 2025

For more information regarding the Board of Directors and committees thereof, see “Item 10. Directors and Executive Officers of the Managing General Partner and Corporate Governance” elsewhere in this Annual Report on Form 10-K. Director compensation during 2025 consisted of a $75,000 cash retainer, increased to $95,000 effective July 1, 2025, and an award of common units under the 2017 Plan. The phantom units awarded to Board of Directors members in 2025 vest after one year; however, the Board of Directors members had the option in advance of receipt of the award to elect to defer settlement of the award until after 90 days following such director’s retirement or earlier departure from the Board of Directors. In addition, members of Board of Directors committees received $8,000 (increased to $10,000 effective July 1, 2025), $7,500 and $5,000 for serving on the audit, CNG and conflicts committees, respectively, and the chairman of the audit, CNG and conflicts committees received an additional $20,000, $15,000 and $15,000, respectively, for acting as chairman.

The table below shows the directors’ compensation for the year ended December 31, 2025:

Name of Director	Fees Earned or Paid in Cash ($)	2017 Plan Common Unit Awards ($) (1)	Total Compensation ($)
Richard A. Navarre (2)	123,000	111,635	234,635
Corbin J. Robertson, III	86,500	111,635	198,135
Stephen P. Smith (3)	123,000	111,635	234,635
Leo A. Vecellio, Jr.	114,000	111,635	225,635
Paul B. Murphy, Jr. (4)	91,188	111,635	202,823
Galdino J. Claro	100,500	111,635	212,135

(1)	Amounts represent the grant date fair value of phantom unit awards determined in accordance with Accounting Standards Codification Topic 718 determined without regard to forfeitures. For information regarding the assumptions used in calculating these amounts, see "Item 8. Financial Statements and Supplementary Data—Note 16. Unit-Based Compensation" elsewhere in this Annual Report on Form 10-K. All of the phantom units reported in this column were outstanding on December 31, 2025 and will vest on February 5, 2026. As of December 31, 2025, each of the current directors hold the following number of outstanding phantom unit awards: Mr. Navarre, 5,430; Mr. Robertson, 1,076; Mr. Smith, 19,158; Mr. Vecellio, 1,076; Mr. Murphy, 1,076 and Mr. Claro, 1,076.
(2)

Mr. Navarre elected to defer settlement of his common units awarded under the 2017 Plan in 2018 and 2019 until 90 days following his retirement or earlier departure from the Board of Directors. As of December 31, 2025, 5,430 phantom units previously awarded to Mr. Navarre were outstanding but only 1,076 were unvested.

(3)

Mr. Smith elected to defer settlement of his common units awarded under the 2017 Plan in 2018, 2019, 2020, 2021 and 2022 until 90 days following his retirement or earlier departure from the Board of Directors. As of December 31, 2025, 19,158 phantom units previously awarded to Mr. Smith were outstanding but only 1,076 were unvested.

(4)	Mr. Murphy joined the CNG Committee effective May 2025 and received prorated committee fees for the remainder of the year.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2025, Messrs. Vecellio, Murphy, Navarre and Smith served on the CNG Committee. None of Messrs. Vecellio, Murphy, Navarre and Smith has ever been an officer or employee of NRP or GP LLC. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board or CNG Committee.

Pay Ratio Disclosure

The Securities and Exchange Commission has adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the principle executive officer.

The personnel providing services to us, including our executive officers, are employed by Quintana or Western Pocahontas. As of December 31, 2025, 51 such persons were providing services to us. We identified a new median service provider for 2025 by examining the 2025 total taxable compensation, as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2, for all individuals who provided services to us as of December 31, 2025. We did not make any assumptions, adjustments or estimates with respect to total cash compensation or equity compensation and we did not annualize the compensation for any service providers that were not employed for all of 2025.

After identifying the median service provider based on total compensation, we calculated annual 2025 compensation for the median service provider using the same methodology used to calculate the Chief Executive Officer’s total compensation as reflected in the Summary Compensation Table above. The median service provider’s annual 2025 compensation was as follows:

Name	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Median Service Provider	2025	118,247	35,000	12,821	—	9,964	176,032

Our 2025 ratio of Chief Executive Officer total compensation of $3,505,945 to our median service provider's total compensation of $176,032 is reasonably estimated to be 20:1.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth, as of February 13, 2026, the amount and percentage of our common units beneficially held by (1) each person known to us to beneficially own 5% or more of any class of our units, (2) by each of our directors and named executive officers and (3) by all directors and executive officers as a group. Unless otherwise noted, each of the named persons and members of the group has sole voting and investment power with respect to the units shown.

		Percentage of
	Common	Common
Name of Beneficial Owner	Units	Units (1)
Corbin J. Robertson, Jr. (2)	2,647,644	20.0%
Quintana Management LLC (3)	1,883,986	14.2%
The Goldman Sachs Group, Inc. (4)	685,315	5.2%
Kevin J. Craig	46,683	*
Craig W. Nunez	132,487	*
Philip T. Warman	14,961	*
Christopher J. Zolas	63,497	*
Galdino J. Claro	22,368	*
Paul B. Murphy, Jr.	20,061	*
Richard A. Navarre (5)	19,254	*
Corbin J. Robertson III (6)	256,910	1.9%
Stephen P. Smith (7)	4,881	*
Leo A. Vecellio, Jr.	24,608	*
Directors and Officers as a Group (8)	3,288,188	24.8%

*	Less than one percent.
(1)	13,250,412 common units issued and outstanding as of February 13, 2026.
(2)

Mr. Robertson, Jr. may be deemed to beneficially own 763,658 common units in his capacity as controlling owner of Quintana Holdings, LP, 1,727,986 common units in his capacity as controlling member of Quintana Management LLC, which is the sole member of Western Pocahontas GP LLC, which is the general partner of Western Pocahontas Properties Limited Partnership, 156,000 common units in his capacity as the controlling member of Quintana Management LLC, which is the sole member of Robertson Coal Management LLC, which is the sole member of GP Natural Resource Partners LLC, which is the general partner of NRP (GP) LP. Mr. Robertson, Jr.’s address is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002.

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

(6)

Mr. Robertson III may be deemed to beneficially own 9,783 common units held by CIII Capital Management, LLC, 10,000 common units held by BHJ Investments L.P., 19,663 common units held by The Corbin James Robertson III 2009 Family Trust and 39 common units held by his spouse, Brooke Robertson. The address for CIII Capital Management, LLC, BHJ Investments L.P., and The Corbin James Robertson III 2009 Family Trust is 1415 Louisiana Street, Suite 2400, Houston, Texas 77002. The following common units are pledged as collateral for loans: 68,873 common units owned by Mr. Robertson III.

(7)

Does not include 18,082 common units awarded pursuant to NRP’s long-term incentive plan that Mr. Smith has elected to defer settlement of until 90 days following the date that he no longer serves on NRP’s Board of Directors. Mr. Smith may be deemed to beneficially own 3,805 common units owned by the SP Smith 2002 Revocable Trust.

(8)	NRP’s directors and executive officers as a group consists of 12 individuals.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the securities authorized for issuance under our 2017 Long-Term Incentive Plan as of December 31, 2025. The initial number of common units authorized for issuance pursuant to awards under the plan was 800,000 and in March 2022, an additional 800,000 units were authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	715,353 (1)
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	—	—	715,353

(1)

 As of December 31, 2025, 266,394 of the 2017 Plan phantom units were outstanding. Each 2017 Plan phantom unit represents the right to receive one common unit, together with associated distribution equivalent rights.

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

Office Building in Huntington, West Virginia

We lease an office building in Huntington, West Virginia from Western Pocahontas Properties Limited Partnership. The initial 10-year term of the lease expired at the end of 2018. On January 1, 2019, we entered into a new lease on the building for a five-year base term, with five additional five-year renewal options. Effective January 1, 2024 we entered into the first five-year renewal term. We paid approximately $0.8 million to Western Pocahontas under the lease during the year ended December 31, 2025.

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

Pursuant to our Code of Business Conduct and Ethics, conflicts of interest are prohibited as a matter of policy, except under guidelines approved by the Board of Directors and as provided in the Omnibus Agreement and our partnership agreement. For the year ended December 31, 2025 there were no transactions where such guidelines were not followed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors of GP Natural Resource Partners LLC recommended, and we engaged Ernst & Young LLP to audit our accounts and assist with tax compliance for fiscal 2025 and 2024. All of our audit, audit-related fees and tax services have been approved by the Audit Committee of our Board of Directors. The following table presents fees for professional services rendered by Ernst & Young LLP:

	2025	2024
Audit Fees (1)	$998,000	$1,002,500
Tax Fees (2)	468,580	455,000

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

10.18+	Natural Resource Partners L.P. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2018).
10.19+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 filed on February 9, 2018).
10.20+	Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-8 filed on February 9, 2018).
10.21+	Form of Phantom Unit Award Agreement (Employees and Service Providers) (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K filed on February 27, 2020).
10.22+	Form of Phantom Form of Phantom Unit Award Agreement (Directors) (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed on February 27, 2020).
10.23+	Form of Phantom Unit Award Agreement (Directors with Deferral Election) (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K filed on February 27, 2020).
10.24	Seventh Amendment to the Third Amended and Restated Credit Agreement, dated as of October 15, 2024, by and among NRP (Operating) LLC, the lenders party thereto and Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 17, 2024).
19.1*	Natural Resource Partners L.P. Insider Trading Policy
21.1*	List of Subsidiaries of Natural Resource Partners L.P.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of PricewaterhouseCoopers LLP.
23.3*	Consent of BDO USA, P.C.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
96.1*	S-K 1300 Technical Report Summary on the Big Island Mine, Sweetwater County, Wyoming, USA, dated February 27, 2025 (incorporated by reference to Exhibit 96.1 to Annual Report on Form 10-K filed on February 28, 2025).
97.1*	Natural Resource Partners L.P. Incentive-Based Compensation Recoupment Policy, dated August 2, 2023 (incorporated by reference to Exhibit 97.1 to Annual Report on Form 10-K filed on March 7, 2024).
99.1*	Financial Statements of Sisecam Wyoming LLC as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.

Exhibit Number	Description
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith
+	Management compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: February 27, 2026
	By:	/s/ CORBIN J. ROBERTSON, JR.
Corbin J. Robertson, Jr.
Chairman of the Board, Director and
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2026
	By:	/s/ CHRISTOPHER J. ZOLAS
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2026
/s/ GALDINO J. CLARO
Galdino J. Claro
Director

Date: February 27, 2026
/s/ PAUL B. MURPHY, JR.
Paul B. Murphy, Jr.
Director

Date: February 27, 2026
/s/ RICHARD A. NAVARRE
Richard A. Navarre
Director

Date: February 27, 2026
/s/ CORBIN J. ROBERTSON III
Corbin J. Robertson III
Director

Date: February 27, 2026
/s/ STEPHEN P. SMITH
Stephen P. Smith
Director

Date: February 27, 2026
/s/ LEO A. VECELLIO, JR.
Leo A. Vecellio, Jr.
Director