Form 10-Q
period 2026-03-31
NATURAL RESOURCE PARTNERS LP
filed 2026-05-06
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,504	$30,141
Accounts receivable, net	26,792	28,666
Other current assets, net	1,425	2,105
Total current assets	$59,721	$60,912
Land	24,007	24,008
Mineral rights, net	360,860	366,987
Intangible assets, net	10,426	11,908
Equity in unconsolidated investment	281,477	250,244
Long-term contract receivable, net	19,598	20,406
Other long-term assets, net	15,568	13,900
Total assets	$771,657	$748,365
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$2,448	$1,159
Accrued liabilities	4,605	10,897
Accrued interest	279	69
Current portion of deferred revenue	7,029	6,663
Current portion of debt, net	14,234	14,198
Total current liabilities	$28,595	$32,986
Deferred revenue	59,136	58,067
Long-term debt, net	46,084	18,884
Other non-current liabilities	5,310	5,909
Total liabilities	$139,125	$115,846
Commitments and contingencies (see Note 12)
Partners’ capital
Common unitholders’ interest (13,250,412 and 13,138,097 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	$624,902	$625,188
General partner’s interest	11,771	11,332
Accumulated other comprehensive loss	(4,141)	(4,001)
Total partners’ capital	$632,532	$632,519
Total liabilities and partners' capital	$771,657	$748,365

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2026	2025
Revenues and other income
Royalty and other mineral rights	$43,297	$51,260
Transportation and processing services	3,885	4,421
Equity in earnings (loss) of Sisecam Wyoming	(7,828)	4,610
Gain (loss) on asset sales and disposals	(1)	247
Total revenues and other income	$39,353	$60,538

Operating expenses
Operating and maintenance expenses	$6,113	$6,776
Depreciation, depletion and amortization	7,614	3,989
General and administrative expenses	5,034	6,832
Asset impairments	—	20
Total operating expenses	$18,761	$17,617

Income from operations	$20,592	$42,921

Interest expense, net	$(973)	$(2,668)

Net income	$19,619	$40,253

Net income attributable to common unitholders	$19,227	$39,448
Net income attributable to the general partner	392	805

Net income per common unit (see Note 4)
Basic	$1.46	$3.01
Diluted	1.44	2.97

Net income	$19,619	$40,253
Comprehensive income (loss) from unconsolidated investment and other	(140)	2,260
Comprehensive income	$19,479	$42,513

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Loss	Capital
Balance at December 31, 2025	13,138	$625,188	$11,332	$(4,001)	$632,519
Net income	—	19,227	392	—	19,619
Distributions to common unitholders and the general partner	—	(11,528)	(235)	—	(11,763)
Issuance of unit-based awards	112	—	—	—	—
Unit-based awards amortization and vesting, net	—	(7,985)	—	—	(7,985)
Capital contribution	—	—	282	—	282
Comprehensive loss from unconsolidated investment and other	—	—	—	(140)	(140)
Balance at March 31, 2026	13,250	$624,902	$11,771	$(4,141)	$632,532

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Income (Loss)	Capital
Balance at December 31, 2024	13,049	$543,231	$9,547	$(1,670)	$551,108
Net income	—	39,448	805	—	40,253
Distributions to common unitholders and the general partner	—	(25,750)	(526)	—	(26,276)
Issuance of unit-based awards	89	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,175)	—	—	(3,175)
Capital contribution	—	—	187	—	187
Comprehensive income from unconsolidated investment and other	—	—	—	2,260	2,260
Balance at March 31, 2025	13,138	$553,754	$10,013	$590	$564,357

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities
Net income	$19,619	$40,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,614	3,989
Distributions from unconsolidated investment	—	2,940
Equity in (earnings) loss from unconsolidated investment	7,828	(4,610)
Loss (gain) on asset sales and disposals	1	(247)
Asset impairments	—	20
Bad debt expense	(776)	451
Unit-based compensation expense	1,164	2,717
Amortization of debt issuance costs and other	447	(168)
Change in operating assets and liabilities:
Accounts receivable	615	(149)
Accounts payable	1,290	546
Accrued liabilities	(7,156)	(7,990)
Accrued interest	210	254
Deferred revenue	1,434	(3,227)
Other items, net	724	(355)
Net cash provided by operating activities	$33,014	$34,424

Cash flows from investing activities
Proceeds from asset sales and disposals	$—	$247
Capital to unconsolidated investment	(39,200)	—
Return of long-term contract receivable	758	700
Net cash provided by (used in) investing activities	$(38,442)	$947

Cash flows from financing activities
Debt borrowings	$61,200	$33,700
Debt repayments	(34,000)	(37,000)
Distributions to common unitholders and the general partner	(11,763)	(26,276)
Other items, net	(8,646)	(5,363)
Net cash provided by (used in) financing activities	$6,791	$(34,939)

Net increase in cash and cash equivalents	$1,363	$432
Cash and cash equivalents at beginning of period	30,141	30,444
Cash and cash equivalents at end of period	$31,504	$30,876

Supplemental cash flow information:
Cash paid for interest	$684	$2,371

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

Principles of Consolidation and Reporting

The accompanying unaudited Consolidated Financial Statements of the Partnership have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2025, and notes thereto included in the Partnership's Annual Report on Form 10-K, which was filed with the SEC on February 27, 2026.

Recently Issued Accounting Standard

In  November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The guidance is effective for annual periods beginning after  December 15, 2026, and quarterly periods beginning after  December 31, 2027, and can be adopted prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. NRP does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Coal royalty revenues	$29,574	$35,498
Production lease minimum revenues	558	2,725
Minimum lease straight-line revenues	4,019	4,050
Oil and gas royalty revenues	1,386	2,444
Carbon neutral revenues	185	595
Property tax revenues	1,711	1,637
Wheelage revenues	1,990	1,738
Coal overriding royalty revenues	1,386	880
Lease amendment revenues	1,200	655
Aggregates royalty revenues	1,118	853
Other revenues	170	185
Royalty and other mineral rights revenues	$43,297	$51,260
Transportation and processing services revenues	3,408	3,885
Total Mineral Rights segment revenues from contracts with customers	$46,705	$55,145

The following table details the Partnership's Mineral Rights segment contract assets and liabilities resulting from contracts with customers:

	March 31,	December 31,
(In thousands)	2026	2025
Contract assets
Accounts receivable, net	$22,422	$24,372
Other current assets, net	—	84
Other long-term assets, net	7,234	5,281

Contract liabilities
Accounts payable	$125	$211
Current portion of deferred revenue	7,029	6,663
Deferred revenue	59,136	58,067

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Balance at beginning of period (current and non-current)	$64,730	$60,155
Increase due to minimums and lease amendment fees	10,942	5,861
Recognition of previously deferred revenue	(9,507)	(9,088)
Balance at end of period (current and non-current)	$66,165	$56,928

The Partnership's non-cancellable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  March 31, 2026 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	2.1	$13,269
5 - 10 years	6.2	15,493
10+ years	10.0	26,309
Total	7.0	$55,071

(1)	Lease term does not include renewal periods.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Common Unit Distributions

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

The following table shows the cash distributions declared and paid to common unitholders during the three months ended March 31, 2026 and 2025, respectively:

Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)
2026
February	October 1 - December 31, 2025	$0.75	$10,141
March (2)	Special Distribution	0.12	1,622

2025
February	October 1 - December 31, 2024	$0.75	$10,055
March (3)	Special Distribution	1.21	16,221

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2025.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2024.

4.    Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's unvested unit-based awards if the inclusion of these items is dilutive.

The dilutive effect of the unvested unit-based awards is calculated using the treasury stock method, which assumes that the proceeds from the vesting of the unvested unit-based awards are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three months ended March 31, 2026 and 2025 included the impact of the vesting of the unvested unit-based awards.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended March 31,
(In thousands, except per unit data)	2026	2025
Basic net income per common unit
Net income attributable to common unitholders	$19,227	$39,448
Weighted average common units—basic	13,199	13,098
Basic net income per common unit	$1.46	$3.01

Diluted net income per common unit
Weighted average common units—basic	13,199	13,098
Plus: dilutive effect of unvested unit-based awards	151	206
Weighted average common units—diluted	13,350	13,304

Diluted net income attributable to common unitholders and the general partner	$19,619	$40,253
Less: diluted net income attributable to the general partner	(392)	(805)
Diluted net income attributable to common unitholders	$19,227	$39,448

Diluted net income per common unit	$1.44	$2.97

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables summarize certain financial information for each of the Partnership's business segments:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Total Operating Segments	Corporate and Financing	Total
For the Three Months Ended March 31, 2026
Revenues	$47,182	$—	$47,182	$—	$47,182
Equity in earnings of Sisecam Wyoming	—	(7,828)	(7,828)	—	(7,828)
Gain on asset sales and disposals	(1)	—	(1)	—	(1)
Total revenues and other income	$47,181	$(7,828)	$39,353	$—	$39,353
Less:
Compensation (salaries, benefits and bonus)	$1,797	$—	$1,797	$2,064	$3,861
Long-term incentive compensation (1)	262	—	262	907	1,169
Property taxes	1,879	—	1,879	—	1,879
Depreciation, depletion and amortization	7,610	—	7,610	4	7,614
Asset impairments	—	—	—	—	—
Interest expense, net (2)	—	—	—	973	973
Other segment items (3)	2,103	72	2,175	2,063	4,238
Net income (loss)	$33,530	$(7,900)	$25,630	$(6,011)	$19,619
As of March 31, 2026
Total assets	$484,989	$281,477	$766,466	$5,191	$771,657

For the Three Months Ended March 31, 2025
Revenues	$55,681	$—	$55,681	$—	$55,681
Equity in earnings of Sisecam Wyoming	—	4,610	4,610	—	4,610
Gain on asset sales and disposals	247	—	247	—	247
Total revenues and other income	$55,928	$4,610	$60,538	$—	$60,538
Less:
Compensation (salaries, benefits and bonus)	$1,938	$—	$1,938	$2,109	$4,047
Long-term incentive compensation (4)	464	—	464	2,261	2,725
Property taxes	1,792	—	1,792	—	1,792
Depreciation, depletion and amortization	3,985	—	3,985	4	3,989
Asset impairments	20	—	20	—	20
Interest expense, net (2)	—	—	—	2,668	2,668
Other segment items (3)	2,521	60	2,581	2,463	5,044
Net income (loss)	$45,208	$4,550	$49,758	$(9,505)	$40,253
As of December 31, 2025
Total assets	$492,672	$250,244	$742,916	$5,449	$748,365

(1)	Long-term incentive compensation for the three months ended March 31, 2026 includes (1) Mineral Rights segment: $0.1 million of equity compensation and $0.1 million of cash compensation; (2) Corporate & Financing segment: $0.8 million of equity compensation and $0.1 million of cash compensation.
(2)	Included in interest expense, net was $0.2 million of interest income for both the three months ended March 31, 2026 and 2025.
(3)	Other segment items in the Mineral Rights segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees and bad debt expense. Other segment items in the Soda Ash segment primarily include professional fees. Other segment items in the Corporate and Financing segment primarily include: insurance, legal, information technology, shared facility services, rent and professional fees.
(4)	Long-term incentive compensation for the three months ended March 31, 2025 includes (1) Mineral Rights segment: $0.3 million of equity compensation and $0.1 million of cash compensation; (2) Corporate & Financing segment: $2.2 million of equity compensation and $0.1 million of cash compensation.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Balance at beginning of period	$250,244	$257,355
Income (loss) allocation to NRP’s equity interests (1)	(6,697)	5,764
Amortization of basis difference	(1,130)	(1,153)
Capital investment	39,200	—
Other comprehensive income (loss)	(140)	2,260
Distributions	—	(2,940)
Balance at end of period	$281,477	$261,286

(1)	Amounts reclassified into income (loss) out of accumulated other comprehensive loss were $1.6 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, NRP and Sisecam Wyoming's managing partner made a capital investment into Sisecam Wyoming ($39.2 million for NRP's 49%) to reduce outstanding amounts under Sisecam Wyoming's bank credit facility.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Net sales	$127,335	$153,309
Gross profit (loss)	(4,731)	19,033
Net income (loss)	(13,667)	11,764

7.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	March 31, 2026			December 31, 2025
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$653,808	$(310,427)	$343,381	$653,808	$(304,412)	$349,396
Aggregates properties	8,655	(4,439)	4,216	8,655	(4,364)	4,291
Oil and gas royalty properties	12,354	(10,621)	1,733	12,354	(10,584)	1,770
Other	13,142	(1,612)	11,530	13,142	(1,612)	11,530
Total mineral rights, net	$687,959	$(327,099)	$360,860	$687,959	$(320,972)	$366,987

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $6.1 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable minerals or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analysis, NRP recorded an immaterial impairment expense during the three months ended March 31, 2025.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net

The Partnership's debt consists of the following:

	March 31,	December 31,
(In thousands)	2026	2025
Opco Credit Facility	$46,084	$18,884
Opco Senior Notes
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	$11,420	$11,420
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	2,911	2,911
Total Opco Senior Notes	$14,331	$14,331
Total debt at face value	$60,415	$33,215
Net unamortized debt issuance costs	(97)	(133)
Total debt, net	$60,318	$33,082
Less: current portion of debt	(14,234)	(14,198)
Total long-term debt, net	$46,084	$18,884

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of March 31, 2026 and December 31, 2025, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

As of December 31, 2025, the Partnership had $18.9 million in borrowings outstanding under the Opco Credit Facility and $181.1 million of available borrowing capacity. During the three months ended March 31, 2026, the Partnership borrowed $61.2 million and repaid $34.0 million, resulting in $46.1 million in borrowings outstanding under the Opco Credit Facility and $153.9 million of available borrowing capacity as of March 31, 2026. During the three months ended March 31, 2025, the Partnership borrowed $33.7 million and repaid $37.0 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended March 31, 2026 and 2025 were 7.28% and 7.93%, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $284.8 million and $290.6 million classified as mineral rights, net and other long-term assets, net and $19.6 million and $20.4 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x. As of March 31, 2026, this ratio was 0.4x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of March 31, 2026, this ratio was 21.4x.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of March 31, 2026, the 5.03% and 5.18% Opco Senior Notes remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of both  March 31, 2026 and December 31, 2025, the Opco Senior Notes had cumulative principal balances of $14.3 million. These Opco Senior Notes will fully mature in December 2026.

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

The following table shows the carrying value and estimated fair value of the Partnership's contract receivable and debt:

		March 31, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$22,734	$20,233	$23,480	$20,792

Debt:
Opco Senior Notes (2)	3	$14,234	$14,025	$14,198	$14,018
Opco Credit Facility (3)	3	46,084	46,084	18,884	18,884

(1)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at March 31, 2026 and December 31, 2025.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.

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

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Operating and maintenance expenses	$1,622	$1,793
General and administrative expenses	1,566	1,569

The Partnership had accounts payable to related parties of $0.6 million and $0.7 million on its Consolidated Balance Sheets as of  March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the Partnership had $0.1 million and $0.2 million, respectively, of prepaid expenses included in other current assets, net on its Consolidated Balance Sheets.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at both  March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Partnership recognized $1.2 million and $0.1 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. The Partnership also had $1.2 million and $0.1 million in accounts payable on its Consolidated Balance Sheets as of  March 31, 2026 and December 31, 2025, respectively, related to this agreement. As of both March 31, 2026 and December 31, 2025, the Partnership had $1.1 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended March 31,
	2026		2025
(In thousands)	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$13,701	29%	$13,176	24%
Foresight Energy Resources LLC ("Foresight") (1)	$13,497	29%	$16,460	30%
Alabama Kanu Holdings, LLC (1)	$4,730	10%	$3,258	6%

(1)

Revenues from Alpha Metallurgical Resources, Inc., Foresight, and Alabama Kanu Holdings, LLC are generated in the United States of America and are included within the Partnership's Mineral Rights segment.

12.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations as of and for the three months ended March 31, 2026.

13.    Unit-Based Compensation

During the three months ended March 31, 2026 and 2025, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during the three months ended March 31, 2026 and 2025 was $8.6 million and $6.8 million, respectively, which included a grant date fair value of $3.1 million and $2.5 million for the market-based awards valued using a Monte Carlo simulation during the three months ended March 31, 2026 and 2025, respectively. Total unit-based compensation expense associated with service, performance and market-based awards was $1.2 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. The unamortized cost associated with unvested outstanding awards as of March 31, 2026 was $11.9 million, which will be recognized over a weighted average period of 2.3 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2025 was $5.9 million. The Partnership paid $8.9 million and $5.5 million in cash during the three months ended  March 31, 2026 and 2025, respectively, for taxes on the unit-based award settlements during the respective years. These cash payments are included in other items, net under cash flows from financing activities on the Partnership's Consolidated Statements of Cash Flows.

A summary of the unit activity in the outstanding grants during 2026 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2026	266	$78.68
Granted	65	$132.29
Fully vested and issued	(155)	$65.19
Outstanding at March 31, 2026	176	$110.54

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

14.    Credit Losses

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

As of March 31, 2026 and December 31, 2025, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	March 31, 2026			December 31, 2025
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$35,431	$(3,565)	$31,866	$36,178	$(4,183)	$31,995
Long-term contract receivable	20,301	(703)	19,598	21,138	(732)	20,406
Total	$55,732	$(4,268)	$51,464	$57,316	$(4,915)	$52,401

NRP recorded reversals of $0.6 million and $0.3 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended March 31, 2026 and 2025, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

15.    Subsequent Events

The following represents material events that occurred after  March 31, 2026 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit Distributions

In May 2026, the Board of Directors declared a distribution of $0.75 per common unit with respect to the first quarter of 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three month periods ended March 31, 2026 and 2025 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2025.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this 10-Q may constitute forward-looking statements. In addition, we and our representatives may from time to time make other oral or written statements which are also forward-looking statements. Such forward-looking statements include, among other things, statements regarding: future distributions on our common units; our business strategy; our liquidity and access to capital and financing sources; our financial strategy; prices of and demand for coal, trona and soda ash, and other natural resources; estimated revenues, expenses and results of operations; projected future performance by our lessees; Sisecam Wyoming LLC’s ("Sisecam Wyoming's") trona mining and soda ash refinery operations; distributions from our soda ash business; the impact of governmental policies, laws and regulations, as well as regulatory and legal proceedings involving us, and of scheduled or potential regulatory or legal changes; and global and U.S. economic conditions.

These forward-looking statements speak only as of the date hereof and are made based upon our current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. You should not put undue reliance on any forward-looking statements. See "Item 1A. Risk Factors" included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 for important factors that could cause our actual results of operations or our actual financial condition to differ.

NON-GAAP FINANCIAL MEASURES

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) less equity in earnings from unconsolidated investment; plus total distributions from unconsolidated investment, interest expense, net, debt modification expense, loss on extinguishment of debt, depreciation, depletion and amortization and asset impairments. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income or loss, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations. There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring items that materially affect our net income, the lack of comparability of results of operations of different companies and the different methods of calculating Adjusted EBITDA reported by different companies. In addition, Adjusted EBITDA presented below is not calculated or presented on the same basis as Consolidated EBITDA as defined in our partnership agreement or Consolidated EBITDDA as defined in Opco's debt agreements. For a description of Opco's debt agreements, see Note 8. Debt, Net in the Notes to Consolidated Financial Statements included herein as well as in "Item 8. Financial Statements and Supplementary Data—Note 11. Debt, Net" in our Annual Report on Form 10-K for the year ended December 31, 2025. Adjusted EBITDA is a supplemental performance measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis.

Distributable Cash Flow

Distributable cash flow ("DCF") represents net cash provided by (used in) operating activities plus distributions from unconsolidated investment in excess of cumulative earnings, proceeds from asset sales and disposals, including sales of discontinued operations, and return of long-term contract receivable; less maintenance capital expenditures and capital to unconsolidated investment. DCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. DCF may not be calculated the same for us as for other companies. In addition, DCF presented below is not calculated or presented on the same basis as distributable cash flow as defined in our partnership agreement, which is used as a metric to determine whether we are able to increase quarterly distributions to our common unitholders. DCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

Free Cash Flow

Free cash flow ("FCF") represents net cash provided by (used in) operating activities plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivable; less maintenance and expansion capital expenditures, cash flow used in acquisition costs classified as investing or financing activities and capital to unconsolidated investment. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

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

Introduction

The following discussion and analysis present management's view of our business, financial condition and overall performance. Our discussion and analysis consist of the following subjects:

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

Soda Ash—consists of our 49% non-controlling equity interest in Sisecam Wyoming, one of the world's lowest-cost producers of soda ash, an essential ingredient for the manufacturing of glass, solar panels, detergents, and batteries for electric vehicles. Operations are managed by our partner, Sisecam Chemicals Wyoming LLC, and we realize cash flow when distributions are paid to us.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a segment.

Our financial results by segment for the three months ended March 31, 2026 are as follows:

	Operating Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$47,181	$(7,828)	$—	$39,353
Net income (loss)	$33,530	$(7,900)	$(6,011)	$19,619
Adjusted EBITDA (1)	$41,140	$(72)	$(5,034)	$36,034

Cash flow provided by (used in) continuing operations
Operating activities	$41,827	$(72)	$(8,741)	$33,014
Investing activities	$758	$(39,200)	$—	$(38,442)
Financing activities	$(1,256)	$—	$8,047	$6,791
Distributable cash flow (1)	$42,585	$(39,272)	$(8,741)	$(5,428)
Free cash flow (1)	$42,585	$(39,272)	$(8,741)	$(5,428)

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $33.0 million of operating cash flow and ($5.4 million) of free cash flow during the three months ended March 31, 2026, and ended the quarter with $185.4 million of liquidity consisting of $31.5 million of cash and cash equivalents and $153.9 million of available borrowing capacity under our Opco Credit Facility. As of March 31, 2026 our leverage ratio was 0.4 x.

In February 2026, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2025. In March 2026, we paid a special cash distribution of $0.12 per common unit of NRP to help cover unitholder tax liabilities associated with owning NRP's common units in 2025. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Business Segment

Revenues and other income during the three months ended March 31, 2026 decreased $8.7 million, or 16%, as compared to the prior year period primarily due to lower metallurgical and thermal coal sales volumes as compared to the prior year period. Cash provided by operating activities and free cash flow during the three months ended March 31, 2026 decreased by $1.4 million and $1.3 million, respectively, as compared to the prior year period primarily due to lower metallurgical and thermal coal sales volumes, partially offset by higher recoupments in the first quarter of 2025.

Mineral Rights segment results continue to be affected by weak global steel demand, low natural gas prices, and ample coal stockpiles at power plants.

We have no meaningful developments to report on our carbon neutral initiatives, but continue to explore and make small-scale progress on opportunities to create value through carbon sequestration and renewable energy production across our vast portfolio of mineral and surface assets.

Soda Ash Business Segment

Revenues and other income during the three months ended March 31, 2026 decreased $12.4 million, or 270%, as compared to the prior year period primarily due to lower sales prices in 2026.

Cash provided by operating activities during the three months ended March 31, 2026 decreased $3.0 million as compared to the prior year period due primarily due to the $2.9 million distribution received from Sisecam Wyoming in the first quarter of 2025 and no distribution received in the first quarter of 2026. Free cash flow decreased $42.2 million as compared to the prior year quarter primarily due to our $39.2 million capital investment made to Sisecam Wyoming in the first quarter of 2026 in addition to the $2.9 million distribution received in the first quarter of 2025. Together with our managing partner, we made a capital investment into Sisecam Wyoming in the first quarter of 2026 to reduce outstanding amounts under its bank credit facility and better position it to compete in the current environment. Sisecam Wyoming’s managing partner also invested its pro-rata share of $40.8 million. We evaluated this investment as we would any other capital allocation opportunity, with the goal of maximizing NRP's intrinsic value per unit.

The soda ash market remains significantly oversupplied due to the influx of natural soda ash supply from China coupled with weak demand for flat glass. We believe international soda ash prices are below the cost of production for most producers with no near-term market correction in sight. Due to the weak pricing environment, we have not received a distribution from Sisecam Wyoming since the second quarter of 2025 and do not expect to receive distributions until soda ash demand increases and/or capacity is rationalized, which could take several years.

Results of Operations

First Quarter of 2026 and 2025 Compared

Revenues and Other Income

The following table includes our revenues and other income by operating segment:

	For the Three Months Ended March 31,			Percentage
Operating Segment (In thousands)	2026	2025	Decrease	Change
Mineral Rights	$47,181	$55,928	$(8,747)	(16)%
Soda Ash	(7,828)	4,610	(12,438)	(270)%
Total	$39,353	$60,538	$(21,185)	(35)%

The changes in revenues and other income are discussed for each of the operating segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended March 31,		Increase	Percentage
(In thousands, except per ton data)	2026	2025	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	472	124	348	281%
Central	2,967	3,306	(339)	(10)%
Southern	329	296	33	11%
Total Appalachia	3,768	3,726	42	1%
Illinois Basin	2,420	3,342	(922)	(28)%
Northern Powder River Basin	175	916	(741)	(81)%
Gulf Coast	162	237	(75)	(32)%
Total coal sales volumes	6,525	8,221	(1,696)	(21)%

Coal royalty revenue per ton
Appalachia
Northern	$1.42	$1.48	$(0.06)	(4)%
Central	6.18	6.18	—	—%
Southern	11.40	9.18	2.22	24%
Illinois Basin	2.32	2.44	(0.12)	(5)%
Northern Powder River Basin	6.19	4.55	1.64	36%
Gulf Coast	0.83	0.78	0.05	6%
Combined average coal royalty revenue per ton	4.53	4.36	0.17	4%

Coal royalty revenues
Appalachia
Northern	$671	$183	$488	267%
Central	18,328	20,426	(2,098)	(10)%
Southern	3,750	2,718	1,032	38%
Total Appalachia	22,749	23,327	(578)	(2)%
Illinois Basin	5,606	8,141	(2,535)	(31)%
Northern Powder River Basin	1,084	4,169	(3,085)	(74)%
Gulf Coast	135	184	(49)	(27)%
Unadjusted coal royalty revenues	29,574	35,821	(6,247)	(17)%
Coal royalty adjustment for minimum leases	—	(323)	323	100%
Total coal royalty revenues	$29,574	$35,498	$(5,924)	(17)%

Other revenues
Production lease minimum revenues	$558	$2,725	$(2,167)	(80)%
Minimum lease straight-line revenues	4,019	4,050	(31)	(1)%
Oil and gas royalty revenues	1,386	2,444	(1,058)	(43)%
Carbon neutral revenues	185	595	(410)	(69)%
Property tax revenues	1,711	1,637	74	5%
Wheelage revenues	1,990	1,738	252	14%
Coal overriding royalty revenues	1,386	880	506	58%
Lease amendment revenues	1,200	655	545	83%
Aggregates royalty revenues	1,118	853	265	31%
Other revenues	170	185	(15)	(8)%
Total other revenues	$13,723	$15,762	$(2,039)	(13)%
Royalty and other mineral rights	$43,297	$51,260	$(7,963)	(16)%
Transportation and processing services revenues	3,885	4,421	(536)	(12)%
Gain (loss) on asset sales and disposals	(1)	247	(248)	(100)%
Total Mineral Rights segment revenues and other income	$47,181	$55,928	$(8,747)	(16)%

Coal Royalty Revenues

Approximately 65% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the three months ended March 31, 2026. Total coal royalty revenues decreased $5.9 million primarily due to lower metallurgical and thermal coal sales volumes during the three months ended March 31, 2026 as compared to the prior year quarter.

Total Other Revenues

Total other revenues decreased $2.0 million primarily due to a $2.2 million decrease in production lease minimum revenues. This decrease was primarily driven by higher breakage revenues recognized in the first quarter of 2025.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $12.4 million as compared to the prior year quarter primarily due to lower sales prices in 2026.

Total Operating Expenses, Net

The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended March 31,		Increase	Percentage
(In thousands)	2026	2025	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$6,113	$6,776	$(663)	(10)%
Depreciation, depletion and amortization	7,614	3,989	3,625	91%
General and administrative expenses	5,034	6,832	(1,798)	(26)%
Asset impairments	—	20	(20)	(100)%
Total operating expenses	$18,761	$17,617	$1,144	6%

Total operating expenses, net increased $1.1 million primarily due to a $3.6 million increase in depreciation, depletion and amortization expense, partially offset by a $1.8 million decrease in general and administrative expenses. The increase in depreciation, depletion and amortization expense was primarily due to increased depletion rates on certain thermal properties. The decrease in general and administrative expenses was primarily due to lower long-term incentive expense as compared to the prior year period.

Interest Expense, Net

Interest expense, net, decreased $1.7 million due to less debt outstanding during the three months ended March 31, 2026 as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2026
Net income (loss)	$33,530	$(7,900)	$(6,011)	$19,619
Add (Less): equity in (earnings) loss from unconsolidated investment	—	7,828	—	7,828
Add: total distributions from unconsolidated investment	—	—	—	—
Add: interest expense, net	—	—	973	973
Add: depreciation, depletion and amortization	7,610	—	4	7,614
Adjusted EBITDA	$41,140	$(72)	$(5,034)	$36,034

March 31, 2025
Net income (loss)	$45,208	$4,550	$(9,505)	$40,253
Add (Less): equity in (earnings) loss from unconsolidated investment	—	(4,610)	—	(4,610)
Add: total distributions from unconsolidated investment	—	2,940	—	2,940
Add: interest expense, net	—	—	2,668	2,668
Add: depreciation, depletion and amortization	3,985	—	4	3,989
Add: asset impairments	20	—	—	20
Adjusted EBITDA	$49,213	$2,880	$(6,833)	$45,260

Net income decreased $20.6 million as compared to the prior year quarter primarily due to the decrease in revenues and other income as discussed above, partially offset by lower interest expense during the three months ended March 31, 2026 as compared to the prior year quarter. Adjusted EBITDA decreased $9.2 million as compared to the prior year quarter primarily due to the $8.1 million decrease in Adjusted EBITDA within our Mineral Rights segment driven by the decrease in revenues and other income as discussed above and the $3.0 million decrease in Adjusted EBITDA within our Soda Ash segment driven by no distribution received from Sisecam Wyoming during the three months ended March 31, 2026.

Distributable Cash Flow ("DCF") and Free Cash Flow ("FCF") (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows by business segment:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2026
Cash flow provided by (used in)
Operating activities	$41,827	$(72)	$(8,741)	$33,014
Investing activities	758	(39,200)	—	(38,442)
Financing activities	(1,256)	—	8,047	6,791

March 31, 2025
Cash flow provided by (used in)
Operating activities	$43,223	$2,880	$(11,679)	$34,424
Investing activities	947	—	—	947
Financing activities	(841)	—	(34,098)	(34,939)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) by business segment to DCF and FCF:

	Operating Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
March 31, 2026
Net cash provided by (used in) operating activities	$41,827	$(72)	$(8,741)	$33,014
Add: proceeds from asset sales and disposals	—	—	—	—
Add: return of long-term contract receivable	758	—	—	758
Less: capital to unconsolidated investment	—	(39,200)	—	(39,200)
Distributable cash flow	$42,585	$(39,272)	$(8,741)	$(5,428)
Less: proceeds from asset sales and disposals	—	—	—	—
Free cash flow	$42,585	$(39,272)	$(8,741)	$(5,428)

March 31, 2025
Net cash provided by (used in) operating activities	$43,223	$2,880	$(11,679)	$34,424
Add: proceeds from asset sales and disposals	247	—	—	247
Add: return of long-term contract receivable	700	—	—	700
Distributable cash flow	$44,170	$2,880	$(11,679)	$35,371
Less: proceeds from asset sales and disposals	(247)	—	—	(247)
Free cash flow	$43,923	$2,880	$(11,679)	$35,124

Operating cash flow, DCF and FCF decreased $1.4 million, $40.8 million and $40.6 million, respectively, as compared to the prior year quarter. The discussion by segment is as follows:

•	Mineral Rights Segment
◦

Operating cash flow, DCF and FCF decreased $1.4 million, $1.6 million and $1.3 million, respectively, primarily due to lower metallurgical and thermal coal sales volumes as compared to the prior year quarter, partially offset by higher recoupments in the three months ended March 31, 2025.

•	Soda Ash Segment
◦

Operating cash flow decreased $3.0 million primarily due to the $2.9 million distribution received from Sisecam Wyoming in the first quarter of 2025 and no distribution received during the three months ended March 31, 2026. DCF and FCF each decreased $42.2 million as compared to the prior year quarter primarily due to our $39.2 million capital investment made to Sisecam Wyoming in addition to the $2.9 million distribution received in the first quarter of 2025.

•	Corporate and Financing Segment
◦

Operating cash flow, DCF and FCF each improved by $2.9 million as compared to the prior year quarter primarily due to lower cash paid for interest during the three months ended March 31, 2026 as a result of less debt outstanding.

Liquidity and Capital Resources

Current Liquidity

As of March 31, 2026, we had total liquidity of $185.4 million, consisting of $31.5 million of cash and cash equivalents and $153.9 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including $14.3 million of principal repayments on Opco’s senior notes, throughout the remainder of 2026. The following table calculates our leverage ratio as of March 31, 2026:

	For the Three Months Ended
(In thousands)	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	Last 12 Months
Net income	$34,211	$30,905	$30,998	$19,619	$115,733
Add (Less): equity in (earnings) loss from unconsolidated investment	(2,526)	2,390	1,686	7,828	9,378
Add: total distributions from unconsolidated investment	4,900	—	—	—	4,900
Add: interest expense, net	2,380	1,779	1,157	973	6,289
Add: depreciation, depletion and amortization	3,754	3,868	3,344	7,614	18,580
Add: asset impairments	—	—	—	—	—
Adjusted EBITDA	$42,719	$38,942	$37,185	$36,034	$154,880

Debt—at March 31, 2026					$60,415

Leverage Ratio					0.4 x

Cash Flows

Cash flows provided by operating activities decreased $1.4 million, from $34.4 million in the three months ended March 31, 2025 to $33.0 million in the three months ended March 31, 2026, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, as discussed above, partially offset by lower cash paid for interest by our Corporate and Financing segment.

Cash flows used in investing activities increased $39.4 million, from $0.9 million provided by investing activities in the three months ended March 31, 2025 to $38.4 million used by investing activities the three months ended March 31, 2026 primarily due to a $39.2 million capital investment made to Sisecam Wyoming in the first quarter of 2026.

Cash flows provided by financing activities increased $41.7 million, from $34.9 million used by financing activities in the three months ended March 31, 2025 to $6.8 million provided by financing activities in the three months ended March 31, 2026 due to the following:

•	$27.5 million increased debt borrowings during the three months ended March 31, 2026 as compared to the prior year period;
•	$14.5 million less cash used for common unit distributions primarily as a result of a lower special distribution paid during the three months ended March 31, 2026 as compared to the prior year period; and,
•	$3.0 million less cash used for debt repayments in 2026 as compared to 2025.

These decreases in cash flow used were partially offset by $3.3 million of increased cash used for other items, net in 2026 as compared to 2025.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(In thousands)	2026	2025
Current portion of long-term debt, net	$14,234	$14,198
Long-term debt, net	46,084	18,884
Total debt, net	$60,318	$33,082

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

Related Party Transactions

The information required is set forth under Note 10. Related Party Transactions to the Consolidated Financial Statements and is incorporated herein by reference.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, which includes adverse changes in commodity prices and interest rates as discussed below:

Commodity Price Risk

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend on prevailing commodity prices. Historically, coal prices have been volatile, with prices fluctuating widely, and are likely to continue to be volatile. Depressed prices in the future would have a negative impact on our future financial results. In particular, substantially lower prices would significantly reduce revenues and could potentially trigger an impairment of our coal properties or a violation of certain financial debt covenants. Because substantially all our reserves are coal, changes in coal prices have a more significant impact on our financial results.

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

The market price of soda ash and energy costs directly affect the profitability of Sisecam Wyoming's operations. If the market price for soda ash declines, Sisecam Wyoming's sales revenues will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile and are likely to remain volatile in the future. Currently soda ash prices are severely declined and Sisecam Wyoming suspended distributions in the third quarter of 2025. We cannot predict whether or when soda ash prices will recover to a level at which Sisecam Wyoming with resume distributions.

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At March 31, 2026, we had $46.1 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $0.5 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first three months of 2026 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, we believe these ordinary course matters will not have a material effect on our financial position, liquidity or operations.

ITEM 1A. RISK FACTORS

During the period covered by this report, there were no material changes from the risk factors previously disclosed in Natural Resource Partners L.P.’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: May 6, 2026	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)