Form 10-Q
period 2026-06-30
NATURAL RESOURCE PARTNERS LP
filed 2026-08-05
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,132	$30,141
Accounts receivable, net	30,640	28,666
Other current assets, net	934	2,105
Total current assets	$61,706	$60,912
Land	24,007	24,008
Mineral rights, net	351,503	366,987
Intangible assets, net	8,655	11,908
Equity in unconsolidated investment	277,475	250,244
Long-term contract receivable, net	18,775	20,406
Other long-term assets, net	15,414	13,900
Total assets	$757,535	$748,365
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$989	$1,159
Accrued liabilities	7,127	10,897
Accrued interest	63	69
Current portion of deferred revenue	6,705	6,663
Current portion of debt, net	14,271	14,198
Total current liabilities	$29,155	$32,986
Deferred revenue	59,744	58,067
Long-term debt, net	13,084	18,884
Other non-current liabilities	5,496	5,909
Total liabilities	$107,479	$115,846
Commitments and contingencies (see Note 12)
Partners’ capital
Common unitholders’ interest (13,250,412 and 13,138,097 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	$641,221	$625,188
General partner’s interest	12,072	11,332
Accumulated other comprehensive loss	(3,237)	(4,001)
Total partners’ capital	$650,056	$632,519
Total liabilities and partners' capital	$757,535	$748,365

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2026	2025	2026	2025
Revenues and other income
Royalty and other mineral rights	$49,119	$44,295	$92,416	$95,555
Transportation and processing services	3,851	2,551	7,736	6,972
Equity in earnings (loss) of Sisecam Wyoming	(4,905)	2,526	(12,733)	7,136
Gain on asset sales and disposals	45	729	44	976
Total revenues and other income	$48,110	$50,101	$87,463	$110,639

Operating expenses
Operating and maintenance expenses	$5,731	$4,159	$11,844	$10,935
Depreciation, depletion and amortization	11,131	3,754	18,745	7,743
General and administrative expenses	5,020	5,597	10,054	12,429
Asset impairments	—	—	—	20
Total operating expenses	$21,882	$13,510	$40,643	$31,127

Income from operations	$26,228	$36,591	$46,820	$79,512

Interest expense, net	$(1,052)	$(2,380)	$(2,025)	$(5,048)

Net income	$25,176	$34,211	$44,795	$74,464

Net income attributable to common unitholders	$24,672	$33,527	$43,899	$72,975
Net income attributable to the general partner	504	684	896	1,489

Net income per common unit (see Note 4)
Basic	$1.86	$2.55	$3.32	$5.56
Diluted	1.85	2.52	3.29	5.49

Net income	$25,176	$34,211	$44,795	$74,464
Comprehensive income (loss) from unconsolidated investment and other	904	(414)	764	1,846
Comprehensive income	$26,080	$33,797	$45,559	$76,310

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Loss	Capital
Balance at December 31, 2025	13,138	$625,188	$11,332	$(4,001)	$632,519
Net income	—	19,227	392	—	19,619
Distributions to common unitholders and the general partner	—	(11,528)	(235)	—	(11,763)
Issuance of unit-based awards	112	—	—	—	—
Unit-based awards amortization and vesting, net	—	(7,985)	—	—	(7,985)
Capital contribution	—	—	282	—	282
Comprehensive loss from unconsolidated investment and other	—	—	—	(140)	(140)
Balance at March 31, 2026	13,250	$624,902	$11,771	$(4,141)	$632,532
Net income	—	24,672	504	—	25,176
Distributions to common unitholders and the general partner	—	(9,938)	(203)	—	(10,141)
Unit-based awards amortization	—	1,585	—	—	1,585
Comprehensive income from unconsolidated investment and other	—	—	—	904	904
Balance at June 30, 2026	13,250	$641,221	$12,072	$(3,237)	$650,056

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Income (Loss)	Capital
Balance at December 31, 2024	13,049	$543,231	$9,547	$(1,670)	$551,108
Net income	—	39,448	805	—	40,253
Distributions to common unitholders and the general partner	—	(25,750)	(526)	—	(26,276)
Issuance of unit-based awards	89	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,175)	—	—	(3,175)
Capital contribution	—	—	187	—	187
Comprehensive income from unconsolidated investment and other	—	—	—	2,260	2,260
Balance at March 31, 2025	13,138	$553,754	$10,013	$590	$564,357
Net income	—	33,527	684	—	34,211
Distributions to common unitholders and the general partner	—	(9,854)	(201)	—	(10,055)
Unit-based awards amortization	—	2,346	—	—	2,346
Comprehensive loss from unconsolidated investment and other	—	—	—	(414)	(414)
Balance at June 30, 2025	13,138	$579,773	$10,496	$176	$590,445

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net income	$44,795	$74,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,745	7,743
Distributions from unconsolidated investment	—	7,840
Equity in (earnings) loss from unconsolidated investment	12,733	(7,136)
Gain on asset sales and disposals	(44)	(976)
Asset impairments	—	20
Bad debt expense	(743)	(869)
Unit-based compensation expense	2,835	5,379
Amortization of debt issuance costs and other	889	(449)
Change in operating assets and liabilities:
Accounts receivable	(3,211)	3,461
Accounts payable	(170)	20
Accrued liabilities	(4,795)	(5,694)
Accrued interest	(6)	(134)
Deferred revenue	1,719	(4,213)
Other items, net	1,217	547
Net cash provided by operating activities	$73,964	$80,003

Cash flows from investing activities
Proceeds from asset sales and disposals	$46	$977
Capital to unconsolidated investment	(39,200)	—
Return of long-term contract receivable	1,531	1,414
Net cash provided by (used in) investing activities	$(37,623)	$2,391

Cash flows from financing activities
Debt borrowings	$67,200	$33,700
Debt repayments	(73,000)	(74,500)
Distributions to common unitholders and the general partner	(21,904)	(36,331)
Other items, net	(8,646)	(5,363)
Net cash used in financing activities	$(36,350)	$(82,494)

Net decrease in cash and cash equivalents	$(9)	$(100)
Cash and cash equivalents at beginning of period	30,141	30,444
Cash and cash equivalents at end of period	$30,132	$30,344

Supplemental cash flow information:
Cash paid for interest	$1,888	$5,096

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

Nature of Business

Natural Resource Partners L.P. (the "Partnership") engages principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and owns a non-controlling 49% interest in Sisecam Wyoming LLC ("Sisecam Wyoming"), a trona ore mining and soda ash production business. The Partnership is organized into two reportable segments further described in Note 5. Segment Information. The Partnership’s operations are conducted through, and its operating assets are owned by, its subsidiaries. The Partnership owns its subsidiaries through one wholly owned operating company, NRP (Operating) LLC ("Opco"). As used in these Notes to Consolidated Financial Statements, the terms "NRP," "we," "us" and "our" refer to Natural Resource Partners L.P. and its subsidiaries, unless otherwise stated or indicated by context.

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Coal royalty revenues	$34,793	$31,543	$64,367	$67,041
Production lease minimum revenues	251	123	809	2,848
Minimum lease straight-line revenues	4,019	4,050	8,038	8,100
Oil and gas royalty revenues	2,447	1,981	3,833	4,425
Carbon neutral revenues	94	290	279	885
Property tax revenues	1,710	1,519	3,421	3,156
Wheelage revenues	1,959	2,543	3,949	4,281
Coal overriding royalty revenues	1,040	456	2,426	1,336
Lease amendment revenues	1,242	656	2,442	1,311
Aggregates royalty revenues	1,246	906	2,364	1,759
Other revenues	318	228	488	413
Royalty and other mineral rights revenues	$49,119	$44,295	$92,416	$95,555
Transportation and processing services revenues	3,389	2,029	6,797	5,914
Total Mineral Rights segment revenues from contracts with customers	$52,508	$46,324	$99,213	$101,469

The following table details the Partnership's Mineral Rights segment contract assets and liabilities resulting from contracts with customers:

	June 30,	December 31,
(In thousands)	2026	2025
Contract assets
Accounts receivable, net	$26,228	$24,372
Other current assets, net	—	84
Other long-term assets, net	7,353	5,281

Contract liabilities
Accounts payable	$125	$211
Current portion of deferred revenue	6,705	6,663
Deferred revenue	59,744	58,067

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Six Months Ended June 30,
(In thousands)	2026	2025
Balance at beginning of period (current and non-current)	$64,730	$60,155
Increase due to minimums and lease amendment fees	15,793	7,836
Recognition of previously deferred revenue	(14,074)	(12,049)
Balance at end of period (current and non-current)	$66,449	$55,942

The Partnership's non-cancellable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  June 30, 2026 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.9	$13,216
5 - 10 years	6.0	15,392
10+ years	9.8	26,309
Total	6.8	$54,917

(1)	Lease term does not include renewal periods.

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

The following table shows the cash distributions declared and paid to common unitholders during the six months ended June 30, 2026 and 2025, respectively:

Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)
2026
February	October 1 - December 31, 2025	$0.75	$10,141
March (2)	Special Distribution	0.12	1,622
May	January 1 - March 31, 2026	0.75	10,141

2025
February	October 1 - December 31, 2024	$0.75	$10,055
March (3)	Special Distribution	1.21	16,221
May	January 1 - March 31, 2025	0.75	10,055

(1)	Totals include the amount paid to NRP's general partner in accordance with the general partner's 2% general partner interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2025.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2024.

4.    Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering the general partner’s general partner interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's unvested unit-based awards if the inclusion of these items is dilutive.

The dilutive effect of the unvested unit-based awards is calculated using the treasury stock method, which assumes that the proceeds from the vesting of the unvested unit-based awards are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and six months ended June 30, 2026 and 2025 included the impact of the vesting of the unvested unit-based awards.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except per unit data)	2026	2025	2026	2025
Basic net income per common unit
Net income attributable to common unitholders	$24,672	$33,527	$43,899	$72,975
Weighted average common units—basic	13,250	13,138	13,225	13,118
Basic net income per common unit	$1.86	$2.55	$3.32	$5.56

Diluted net income per common unit
Weighted average common units—basic	13,250	13,138	13,225	13,118
Plus: dilutive effect of unvested unit-based awards	84	153	117	180
Weighted average common units—diluted	13,334	13,291	13,342	13,298

Diluted net income attributable to common unitholders and the general partner	$25,176	$34,211	$44,795	$74,464
Less: diluted net income attributable to the general partner	(504)	(684)	(896)	(1,489)
Diluted net income attributable to common unitholders	$24,672	$33,527	$43,899	$72,975

Diluted net income per common unit	$1.85	$2.52	$3.29	$5.49

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

5.    Segment Information

The Partnership's reportable segments are strategic business units that offer distinct products and services to different customers in different geographies within the U.S. and that are managed accordingly. NRP has the following two reportable segments:

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

Direct segment costs and certain other costs incurred at the corporate level that are identifiable and that benefit the Partnership's reportable segments are allocated to the reportable segments accordingly. These allocated costs generally include salaries and benefits, insurance, property taxes, legal, royalty, information technology and shared facilities services and are included in operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income.

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a reportable segment and are included in general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income.

NRP’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and President and Chief Operating Officer. They evaluate the Partnership’s performance through a review of the reportable segments’ net income and free cash flow as compared to budget and utilize this information to assess the reportable segments’ performance and allocate resources. NRP does not conduct operations on any of its assets or directly engage in any type of industrial activity. Instead, it leases its mineral and other rights to companies that conduct operations on its properties in exchange for paying royalties and other fees to the Partnership. Operating expenses, capital costs and other liabilities arising out of production activities are borne entirely by NRP's lessees. In the case of its soda ash investment, operations are managed by NRP's partner, Sisecam Chemicals Wyoming LLC. NRP has determined its significant segment expenses to be its employee related expenses, including compensation (salaries, benefits and bonus) and property tax expense. The Partnership is responsible for paying property taxes on the properties it owns. Typically, NRP's lessees are contractually responsible for reimbursing the Partnership for property taxes on the leased properties and this reimbursement amount is included within the Mineral Rights reportable segment revenues.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables summarize certain financial information for each of the Partnership's reportable segments:

	Reportable Segments
(In thousands)	Mineral Rights	Soda Ash	Total Reportable Segments	Corporate and Financing	Total
For the Three Months Ended June 30, 2026
Revenues	$52,970	$—	$52,970	$—	$52,970
Equity in loss of Sisecam Wyoming	—	(4,905)	(4,905)	—	(4,905)
Gain on asset sales and disposals	45	—	45	—	45
Total revenues and other income	$53,015	$(4,905)	$48,110	$—	$48,110
Less:
Compensation (salaries, benefits and bonus)	$1,808	$—	$1,808	$1,988	$3,796
Property taxes	1,876	—	1,876	—	1,876
Depreciation, depletion and amortization	11,126	—	11,126	5	11,131
Other items (1)	1,968	79	2,047	4,084	6,131
Net income (loss)	$36,237	$(4,984)	$31,253	$(6,077)	$25,176

For the Three Months Ended June 30, 2025
Revenues	$46,846	$—	$46,846	$—	$46,846
Equity in earnings of Sisecam Wyoming	—	2,526	2,526	—	2,526
Gain on asset sales and disposals	729	—	729	—	729
Total revenues and other income	$47,575	$2,526	$50,101	$—	$50,101
Less:
Compensation (salaries, benefits and bonus)	$1,683	$—	$1,683	$1,847	$3,530
Property taxes	1,767	—	1,767	—	1,767
Depreciation, depletion and amortization	3,748	—	3,748	6	3,754
Other items (1)	686	24	710	6,129	6,839
Net income (loss)	$39,691	$2,502	$42,193	$(7,982)	$34,211

For the Six Months Ended June 30, 2026
Revenues	$100,152	$—	$100,152	$—	$100,152
Equity in loss of Sisecam Wyoming	—	(12,733)	(12,733)	—	(12,733)
Gain on asset sales and disposals	44	—	44	—	44
Total revenues and other income	$100,196	$(12,733)	$87,463	$—	$87,463
Less:
Compensation (salaries, benefits and bonus)	$3,605	$—	$3,605	$4,052	$7,657
Property taxes	3,755	—	3,755	—	3,755
Depreciation, depletion and amortization	18,736	—	18,736	9	18,745
Other items (1)	4,333	151	4,484	8,027	12,511
Net income (loss)	$69,767	$(12,884)	$56,883	$(12,088)	$44,795
As of June 30, 2026
Total assets	$475,312	$277,475	$752,787	$4,748	$757,535

For the Six Months Ended June 30, 2025
Revenues	$102,527	$—	$102,527	$—	$102,527
Equity in earnings of Sisecam Wyoming	—	7,136	7,136	—	7,136
Gain on asset sales and disposals	976	—	976	—	976
Total revenues and other income	$103,503	$7,136	$110,639	$—	$110,639
Less:			—		—
Compensation (salaries, benefits and bonus)	$3,621	$—	$3,621	$3,956	$7,577
Property taxes	3,559	—	3,559	—	3,559
Depreciation, depletion and amortization	7,733	—	7,733	10	7,743
Asset impairments	20	—	20	—	20
Other items (1)	3,671	84	3,755	13,521	17,276
Net income (loss)	$84,899	$7,052	$91,951	$(17,487)	$74,464
As of December 31, 2025
Total assets	$492,672	$250,244	$742,916	$5,449	$748,365

(1)	Other items in the Mineral Rights reportable segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees, long-term incentive compensation expense and bad debt expense. Other items in the Soda Ash reportable segment primarily include professional fees. Other items in Corporate and Financing primarily include: interest expense, net, long-term incentive compensation expense, insurance, legal, information technology, shared facility services, rent and professional fees.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$281,477	$261,286	$250,244	$257,355
Income (loss) allocation to NRP’s equity interests (1)	(3,821)	3,652	(10,518)	9,416
Amortization of basis difference	(1,085)	(1,126)	(2,215)	(2,279)
Capital investment	—	—	39,200	—
Other comprehensive income (loss)	904	(414)	764	1,846
Distributions	—	(4,900)	—	(7,840)
Balance at end of period	$277,475	$258,498	$277,475	$258,498

(1)	Amounts reclassified into income (loss) out of accumulated other comprehensive loss were $1.5 million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively, and $3.1 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, NRP and Sisecam Wyoming's managing partner made a capital investment into Sisecam Wyoming ($39.2 million for NRP's 49%) to reduce outstanding amounts under Sisecam Wyoming's bank credit facility.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net sales	$132,798	$136,598	$260,133	$289,907
Gross profit (loss)	782	15,170	(3,949)	34,203
Net income (loss)	(7,798)	7,452	(21,465)	19,216

7.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	June 30, 2026			December 31, 2025
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$653,808	$(319,665)	$334,143	$653,808	$(304,412)	$349,396
Aggregates properties	8,655	(4,520)	4,135	8,655	(4,364)	4,291
Oil and gas royalty properties	12,354	(10,658)	1,696	12,354	(10,584)	1,770
Other	13,141	(1,612)	11,529	13,142	(1,612)	11,530
Total mineral rights, net	$687,958	$(336,455)	$351,503	$687,959	$(320,972)	$366,987

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $9.4 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively, and $15.5 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable minerals or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analysis, NRP recorded an immaterial impairment expense during the six months ended June 30, 2025.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net

The Partnership's debt consists of the following:

	June 30,	December 31,
(In thousands)	2026	2025
Opco Credit Facility	$13,084	$18,884
Opco Senior Notes
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	$11,420	$11,420
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	2,911	2,911
Total Opco Senior Notes	$14,331	$14,331
Total debt at face value	$27,415	$33,215
Net unamortized debt issuance costs	(60)	(133)
Total debt, net	$27,355	$33,082
Less: current portion of debt	(14,271)	(14,198)
Total long-term debt, net	$13,084	$18,884

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of June 30, 2026 and December 31, 2025, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

As of December 31, 2025, the Partnership had $18.9 million in borrowings outstanding under the Opco Credit Facility and $181.1 million of available borrowing capacity. During the six months ended June 30, 2026, the Partnership borrowed $67.2 million and repaid $73.0 million, resulting in $13.1 million in borrowings outstanding under the Opco Credit Facility and $186.9 million of available borrowing capacity as of June 30, 2026. During the six months ended June 30, 2025, the Partnership borrowed $33.7 million and repaid $74.5 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended June 30, 2026 and 2025 were 7.25% and 7.93%, respectively. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the six months ended June 30, 2026 and 2025 were 7.26% and 7.93%, million for the  respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $276.0 million and $290.6 million classified as mineral rights, net and $18.8 million and $20.4 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x. As of June 30, 2026, this ratio was 0.2x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of June 30, 2026, this ratio was 25.7x.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of June 30, 2026, the 5.03% and 5.18% Opco Senior Notes remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of both  June 30, 2026 and December 31, 2025, the Opco Senior Notes had cumulative principal balances of $14.3 million. These Opco Senior Notes will fully mature in December 2026.

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

The following table shows the carrying value and estimated fair value of the Partnership's contract receivable and debt:

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$21,973	$19,679	$23,480	$20,792

Debt:
Opco Senior Notes (2)	3	$14,271	$14,180	$14,198	$14,018
Opco Credit Facility (3)	3	13,084	13,084	18,884	18,884

(1)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at June 30, 2026 and December 31, 2025.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.

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

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating and maintenance expenses	$1,629	$1,515	$3,251	$3,308
General and administrative expenses	1,353	1,313	2,919	2,882

The Partnership had accounts payable to related parties of $0.6 million and $0.7 million on its Consolidated Balance Sheets as of  June 30, 2026 and December 31, 2025, respectively. As of  June 30, 2026 and December 31, 2025, the Partnership had $0.1 million and $0.2 million, respectively, of prepaid expenses included in other current assets, net on its Consolidated Balance Sheets.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 million included in other long-term assets, net and other non-current liabilities, respectively on its Consolidated Balance Sheets at both  June 30, 2026 and December 31, 2025.

During the three months ended  June 30, 2026 and 2025, the Partnership recognized less than $0.1 million and $0.1 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $1.2 million and $0.2 million during the six months ended June 30, 2026 and 2025, respectively. As of both June 30, 2026 and December 31, 2025, the Partnership had $0.1 million in accounts payable on its Consolidated Balance Sheets related to this agreement. As of both June 30, 2026 and December 31, 2025, the Partnership had $1.1 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Foresight Energy Resources LLC ("Foresight") (1)	$13,830	26%	$9,796	21%	$27,327	27%	$26,256	26%
Alpha Metallurgical Resources, Inc. (1)	$13,517	26%	$13,184	28%	$27,218	27%	$26,360	26%
Alabama Kanu Holdings, LLC (1)	$5,856	11%	$5,284	11%	$10,586	11%	$8,543	8%

(1)

Revenues from Foresight, Alpha Metallurgical Resources, Inc., and Alabama Kanu Holdings, LLC are generated in the United States of America and are included within the Partnership's Mineral Rights segment.

12.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations as of and for the three and six months ended June 30, 2026.

13.    Unit-Based Compensation

During the six months ended June 30, 2026 and 2025, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during the six months ended June 30, 2026 and 2025 was $8.6 million and $6.8 million, respectively, which included a grant date fair value of $3.1 million and $2.5 million for the market-based awards valued using a Monte Carlo simulation during the six months ended June 30, 2026 and 2025, respectively. Total unit-based compensation expense associated with service, performance and market-based awards was $1.7 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. Total unit-based compensation expense associated with service, performance and market-based awards was $2.8 million and $5.4 million for the six months ended June 30, 2026 and 2025, respectively. The unamortized cost associated with unvested outstanding awards as of June 30, 2026 was $10.4 million, which will be recognized over a weighted average period of 2.1 years. The unamortized cost associated with unvested outstanding awards as of  December 31, 2025 was $5.9 million. The Partnership paid $8.9 million and $5.5 million in cash during the six months ended  June 30, 2026 and 2025, respectively, for taxes on the unit-based award settlements during the respective years. These cash payments are included in other items, net under cash flows from financing activities on the Partnership's Consolidated Statements of Cash Flows.

A summary of the unit activity in the outstanding grants during 2026 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2026	266	$78.68
Granted	65	$132.29
Fully vested and issued	(155)	$65.19
Outstanding at June 30, 2026	176	$110.54

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

As of June 30, 2026 and December 31, 2025, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	June 30, 2026			December 31, 2025
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$39,304	$(3,595)	$35,709	$36,178	$(4,183)	$31,995
Long-term contract receivable	19,449	(674)	18,775	21,138	(732)	20,406
Total	$58,753	$(4,269)	$54,484	$57,316	$(4,915)	$52,401

NRP recorded an expense of less than $0.1 million and a reversal of $1.4 million of operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three months ended June 30, 2026 and 2025, respectively, and reversals of $0.6 million and $1.7 million during the six months ended June 30, 2026 and 2025, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

15.    Subsequent Events

The following represents material events that occurred after  June 30, 2026 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit Distributions

In August 2026, the Board of Directors declared a distribution of $0.75 per common unit with respect to the second quarter of 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and six month periods ended June 30, 2026 and 2025 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2025.

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

Free Cash Flow

Free cash flow ("FCF") represents net cash provided by (used in) operating activities plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivable; less capital expenditures, cash flow used in acquisition costs classified as investing or financing activities and capital to unconsolidated investment. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

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

•    Liquidity and Capital Resources

•    Off-Balance Sheet Transactions

•    Related Party Transactions

•    Summary of Critical Accounting Estimates

•    Recent Accounting Standards

Executive Overview

We are a diversified natural resource company engaged principally in the business of owning, managing and leasing a diversified portfolio of mineral properties in the United States, including interests in coal and other natural resources and own a non-controlling 49% interest in Sisecam Wyoming, a trona ore mining and soda ash production business. Our common units trade on the New York Stock Exchange under the symbol "NRP." Our business is organized into two reportable segments:

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

Corporate and Financing includes functional corporate departments that do not earn revenues. Costs incurred by these departments include interest and financing, corporate headquarters and overhead, centralized treasury, legal and accounting and other corporate-level activity not specifically allocated to a reportable segment.

Our financial results for the six months ended June 30, 2026 are as follows:

	Reportable Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$100,196	$(12,733)	$—	$87,463
Net income (loss)	$69,767	$(12,884)	$(12,088)	$44,795
Adjusted EBITDA (1)	$88,503	$(151)	$(10,054)	$78,298

Cash flow provided by (used in) continuing operations
Operating activities	$86,406	$(151)	$(12,291)	$73,964
Investing activities	$1,577	$(39,200)	$—	$(37,623)
Financing activities	$(1,256)	$—	$(35,094)	$(36,350)
Free cash flow (1)	$87,937	$(39,351)	$(12,291)	$36,295

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $74.0 million of operating cash flow and $36.3 million of free cash flow during the six months ended June 30, 2026, and ended the quarter with $217.0 million of liquidity consisting of $30.1 million of cash and cash equivalents and $186.9 million of available borrowing capacity under our Opco Credit Facility. As of June 30, 2026 our leverage ratio was 0.2 x.

In February 2026, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2025. In March 2026, we paid a special cash distribution of $0.12 per common unit of NRP to help cover unitholder tax liabilities associated with owning NRP's common units in 2025. In May 2026, we paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2026. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Reportable Segment

Revenues and other income during the six months ended June 30, 2026 decreased $3.3 million, or 3%, as compared to the prior year period. Cash provided by operating activities and free cash flow during the six months ended June 30, 2026 decreased by $2.4 million and $2.3 million, respectively, as compared to the prior year period. These decreases are primarily due to lower metallurgical and thermal coal sales volumes at certain properties.

Mineral Rights segment results continue to be impacted by low natural gas prices, ample coal stockpiles at power plants, and soft global steel demand.

We have no meaningful developments to report on our carbon neutral initiatives, but continue to explore opportunities to create value through carbon sequestration and renewable energy production across our vast portfolio of mineral and surface assets.

Soda Ash Reportable Segment

Revenues and other income during the six months ended June 30, 2026 decreased $19.9 million, or 278%, as compared to the prior year period primarily due to lower sales prices in 2026.

Cash provided by operating activities during the six months ended June 30, 2026 decreased $7.9 million as compared to the prior year period due primarily due to $7.8 million in distributions received from Sisecam Wyoming in 2025 and no distribution received from Sisecam Wyoming in 2026. Free cash flow decreased $47.1 million as compared to the prior year period primarily due to the $39.2 million capital investment made to Sisecam Wyoming in the first quarter of 2026 in addition to $7.8 million in distributions received from Sisecam Wyoming in 2025.

The global soda ash market remains weak with international soda ash prices below the cost of production for many producers due to the increased natural soda ash supply from China, along with sluggish demand for flat glass due to slowing commercial and residential construction globally. We do not expect to receive distributions from Sisecam Wyoming for several years until the soda ash market returns to equilibrium through increased demand and/or capacity rationalization.

Results of Operations

Second Quarter of 2026 and 2025 Compared

Revenues and Other Income

The following table includes our revenues and other income by reportable segment:

	For the Three Months Ended June 30,		Increase	Percentage
Reportable Segment (In thousands)	2026	2025	(Decrease)	Change
Mineral Rights	$53,015	$47,575	$5,440	11%
Soda Ash	(4,905)	2,526	(7,431)	(294)%
Total	$48,110	$50,101	$(1,991)	(4)%

The changes in revenues and other income are discussed for each of the reportable segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2026	2025	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,492	132	1,360	1030%
Central	3,371	3,195	176	6%
Southern	453	548	(95)	(17)%
Total Appalachia	5,316	3,875	1,441	37%
Illinois Basin	2,416	1,637	779	48%
Northern Powder River Basin	309	426	(117)	(27)%
Gulf Coast	198	176	22	13%
Total coal sales volumes	8,239	6,114	2,125	35%

Coal royalty revenue per ton
Appalachia
Northern	$1.18	$1.91	$(0.73)	(38)%
Central	6.06	6.41	(0.35)	(5)%
Southern	11.52	8.53	2.99	35%
Illinois Basin	2.45	2.21	0.24	11%
Northern Powder River Basin	4.86	5.73	(0.87)	(15)%
Gulf Coast	0.82	0.80	0.02	2%
Combined average coal royalty revenue per ton	4.25	5.17	(0.92)	(18)%

Coal royalty revenues
Appalachia
Northern	$1,759	$252	$1,507	598%
Central	20,414	20,494	(80)	(0)%
Southern	5,218	4,676	542	12%
Total Appalachia	27,391	25,422	1,969	8%
Illinois Basin	5,925	3,610	2,315	64%
Northern Powder River Basin	1,503	2,443	(940)	(38)%
Gulf Coast	163	140	23	16%
Unadjusted coal royalty revenues	34,982	31,615	3,367	11%
Coal royalty adjustment for minimum leases	(189)	(72)	(117)	(163)%
Total coal royalty revenues	$34,793	$31,543	$3,250	10%

Other revenues
Production lease minimum revenues	$251	$123	$128	104%
Minimum lease straight-line revenues	4,019	4,050	(31)	(1)%
Oil and gas royalty revenues	2,447	1,981	466	24%
Carbon neutral revenues	94	290	(196)	(68)%
Property tax revenues	1,710	1,519	191	13%
Wheelage revenues	1,959	2,543	(584)	(23)%
Coal overriding royalty revenues	1,040	456	584	128%
Lease amendment revenues	1,242	656	586	89%
Aggregates royalty revenues	1,246	906	340	38%
Other revenues	318	228	90	39%
Total other revenues	$14,326	$12,752	$1,574	12%
Royalty and other mineral rights	$49,119	$44,295	$4,824	11%
Transportation and processing services revenues	3,851	2,551	1,300	51%
Gain on asset sales and disposals	45	729	(684)	(94)%
Total Mineral Rights segment revenues and other income	$53,015	$47,575	$5,440	11%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the three months ended June 30, 2026. Total coal royalty revenues increased $3.3 million primarily due to higher metallurgical and thermal coal sales volumes and higher prices at certain properties during the three months ended June 30, 2026, as compared to the prior year quarter.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $7.4 million as compared to the prior year quarter primarily due to lower sales prices in 2026.

Total Operating Expenses, Net

The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended June 30,		Increase	Percentage
(In thousands)	2026	2025	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$5,731	$4,159	$1,572	38%
Depreciation, depletion and amortization	11,131	3,754	7,377	197%
General and administrative expenses	5,020	5,597	(577)	(10)%
Total operating expenses	$21,882	$13,510	$8,372	62%

Total operating expenses, net increased $8.4 million primarily due to a $7.4 million increase in depreciation, depletion and amortization expense in addition to a $1.6 million increase in operating and maintenance expenses. The increase in depreciation, depletion and amortization expense was primarily due to revised engineering and increased depletion rate at a thermal property. This property continues to hold significant economic tons and long-term mine life, and there has been no material change to our estimate of the segment's long-term earning power. The increase in operating and maintenance expenses was primarily due to the change in the current expected credit loss allowance as discussed in Note 14. Credit Losses in the Notes to Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net, decreased $1.3 million due to less debt outstanding during the three months ended June 30, 2026 as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA:

	Reportable Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2026
Net income (loss)	$36,237	$(4,984)	$(6,077)	$25,176
Add (Less): equity in (earnings) loss from unconsolidated investment	—	4,905	—	4,905
Add: interest expense, net	—	—	1,052	1,052
Add: depreciation, depletion and amortization	11,126	—	5	11,131
Adjusted EBITDA	$47,363	$(79)	$(5,020)	$42,264

June 30, 2025
Net income (loss)	$39,691	$2,502	$(7,982)	$34,211
Add (Less): equity in (earnings) loss from unconsolidated investment	—	(2,526)	—	(2,526)
Add: total distributions from unconsolidated investment	—	4,900	—	4,900
Add: interest expense, net	—	—	2,380	2,380
Add: depreciation, depletion and amortization	3,748	—	6	3,754
Adjusted EBITDA	$43,439	$4,876	$(5,596)	$42,719

Net income decreased $9.0 million during the three months ended June 30, 2026 as compared to the prior year quarter primarily due to the decrease in revenues and other income within our Soda Ash segment and increase in total operating expenses as discussed above. These decreases were partially offset by higher revenues and other income within our Mineral Rights segment in addition to lower interest expense, net, all discussed above. Adjusted EBITDA decreased $0.5 million as compared to the prior year quarter primarily due to a $5.0 million decrease in Adjusted EBITDA within our Soda Ash segment driven by no distribution received from Sisecam Wyoming during the three months ended June 30, 2026. This decrease was partially offset by a $3.9 million increase in Adjusted EBITDA within our Mineral Rights segment primarily driven by the increase in revenues and other income as discussed above.

Free Cash Flow ("FCF") (Non-GAAP Financial Measure)

The following table presents the three major categories of the statement of cash flows:

	Reportable Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2026
Cash flow provided by (used in)
Operating activities	$44,579	$(79)	$(3,550)	$40,950
Investing activities	819	—	—	819
Financing activities	—	—	(43,141)	(43,141)

June 30, 2025
Cash flow provided by (used in)
Operating activities	$45,576	$4,875	$(4,872)	$45,579
Investing activities	1,444	—	—	1,444
Financing activities	—	—	(47,555)	(47,555)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) to FCF:

	Reportable Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2026
Net cash provided by (used in) operating activities	$44,579	$(79)	$(3,550)	$40,950
Add: return of long-term contract receivable	773	—	—	773
Free cash flow	$45,352	$(79)	$(3,550)	$41,723

June 30, 2025
Net cash provided by (used in) operating activities	$45,576	$4,875	$(4,872)	$45,579
Add: return of long-term contract receivable	714	—	—	714
Free cash flow	$46,290	$4,875	$(4,872)	$46,293

Operating cash flow and FCF each decreased $4.6 million, as compared to the prior year quarter due to the following:

•	Mineral Rights Segment
◦

Operating cash flow and FCF decreased $1.0 million and $0.9 million, respectively, primarily due to higher recoupments during the three months ended June 30, 2026, partially offset by increased cash from minimum payments during the same period.

•	Soda Ash Segment
◦

Operating cash flow and FCF each decreased by $5.0 million as compared to the prior year quarter primarily due to a $4.9 million distribution received from Sisecam Wyoming in the second quarter of 2025 and no distribution received from Sisecam Wyoming in the second quarter of 2026.

•	Corporate and Financing
◦

Operating cash flow and FCF each improved by $1.3 million as compared to the prior year quarter primarily due to lower cash paid for interest during the three months ended June 30, 2026 as a result of less debt outstanding.

First Six Months of 2026 and 2025 Compared

Revenues and Other Income

The following table includes our revenues and other income by reportable segment:

	For the Six Months Ended June 30,			Percentage
Reportable Segment (In thousands)	2026	2025	Decrease	Change
Mineral Rights	$100,196	$103,503	$(3,307)	(3)%
Soda Ash	(12,733)	7,136	(19,869)	(278)%
Total	$87,463	$110,639	$(23,176)	(21)%

The changes in revenues and other income are discussed for each of the reportable segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands, except per ton data)	2026	2025	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	1,964	256	1,708	667%
Central	6,338	6,501	(163)	(3)%
Southern	782	844	(62)	(7)%
Total Appalachia	9,084	7,601	1,483	20%
Illinois Basin	4,836	4,979	(143)	(3)%
Northern Powder River Basin	484	1,342	(858)	(64)%
Gulf Coast	360	413	(53)	(13)%
Total coal sales volumes	14,764	14,335	429	3%

Coal royalty revenue per ton
Appalachia
Northern	$1.24	$1.70	$(0.46)	(27)%
Central	6.11	6.29	(0.18)	(3)%
Southern	11.47	8.76	2.71	31%
Illinois Basin	2.38	2.36	0.02	1%
Northern Powder River Basin	5.35	4.93	0.42	9%
Gulf Coast	0.83	0.78	0.05	6%
Combined average coal royalty revenue per ton	4.37	4.70	(0.33)	(7)%

Coal royalty revenues
Appalachia
Northern	$2,430	$435	$1,995	459%
Central	38,742	40,920	(2,178)	(5)%
Southern	8,968	7,394	1,574	21%
Total Appalachia	50,140	48,749	1,391	3%
Illinois Basin	11,531	11,751	(220)	(2)%
Northern Powder River Basin	2,587	6,612	(4,025)	(61)%
Gulf Coast	298	324	(26)	(8)%
Unadjusted coal royalty revenues	64,556	67,436	(2,880)	(4)%
Coal royalty adjustment for minimum leases	(189)	(395)	206	52%
Total coal royalty revenues	$64,367	$67,041	$(2,674)	(4)%

Other revenues
Production lease minimum revenues	$809	$2,848	$(2,039)	(72)%
Minimum lease straight-line revenues	8,038	8,100	(62)	(1)%
Oil and gas royalty revenues	3,833	4,425	(592)	(13)%
Carbon neutral revenues	279	885	(606)	(68)%
Property tax revenues	3,421	3,156	265	8%
Wheelage revenues	3,949	4,281	(332)	(8)%
Coal overriding royalty revenues	2,426	1,336	1,090	82%
Lease amendment revenues	2,442	1,311	1,131	86%
Aggregates royalty revenues	2,364	1,759	605	34%
Other revenues	488	413	75	18%
Total other revenues	$28,049	$28,514	$(465)	(2)%
Royalty and other mineral rights	$92,416	$95,555	$(3,139)	(3)%
Transportation and processing services revenues	7,736	6,972	764	11%
Gain on asset sales and disposals	44	976	(932)	(95)%
Total Mineral Rights segment revenues and other income	$100,196	$103,503	$(3,307)	(3)%

Coal Royalty Revenues

Approximately 65% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the six months ended June 30, 2026. Total coal royalty revenues decreased $2.7 million primarily due to lower metallurgical and thermal coal sales volumes at certain properties during the six months ended June 30, 2026 as compared to the prior year period.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $19.9 million as compared to the prior year period primarily due to lower sales prices in 2026.

Total Operating Expenses, Net

The following table presents the significant categories of our consolidated operating expenses:

	For the Six Months Ended June 30,		Increase	Percentage
(In thousands)	2026	2025	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$11,844	$10,935	$909	8%
Depreciation, depletion and amortization	18,745	7,743	11,002	142%
General and administrative expenses	10,054	12,429	(2,375)	(19)%
Asset impairments	—	20	(20)	(100)%
Total operating expenses	$40,643	$31,127	$9,516	31%

Total operating expenses, net increased $9.5 million primarily due to an $11.0 million increase in depreciation, depletion and amortization expense, partially offset by a $2.4 million decrease in general and administrative expenses. The increase in depreciation, depletion and amortization expense was primarily due to increased depletion rates on certain thermal properties as discussed above. The decrease in general and administrative expenses was primarily due to lower long-term incentive expense as compared to the prior year period.

Interest Expense, Net

Interest expense, net, decreased $3.0 million due to less debt outstanding during the six months ended June 30, 2026 as compared to the prior year period.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA:

	Reportable Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2026
Net income (loss)	$69,767	$(12,884)	$(12,088)	$44,795
Add (Less): equity in (earnings) loss from unconsolidated investment	—	12,733	—	12,733
Add: interest expense, net	—	—	2,025	2,025
Add: depreciation, depletion and amortization	18,736	—	9	18,745
Adjusted EBITDA	$88,503	$(151)	$(10,054)	$78,298

June 30, 2025
Net income (loss)	$84,899	$7,052	$(17,487)	$74,464
Less: equity earnings from unconsolidated investment	—	(7,136)	—	(7,136)
Add: total distributions from unconsolidated investment	—	7,840	—	7,840
Add: interest expense, net	—	—	5,048	5,048
Add: depreciation, depletion and amortization	7,733	—	10	7,743
Add: asset impairments	20	—	—	20
Adjusted EBITDA	$92,652	$7,756	$(12,429)	$87,979

Net income during the six months ended June 30, 2026 decreased $29.7 million as compared to the prior year period primarily due to the decrease in total revenues and other income and increase in total operating expenses, partially offset by lower interest expense, all discussed above. Adjusted EBITDA decreased $9.7 million as compared to the prior year period primarily due to a $4.1 million decrease in Adjusted EBITDA within our Mineral Rights segment primarily driven by the decrease in revenues and other income as discussed above and a $7.9 million decrease in Adjusted EBITDA within our Soda Ash segment driven by no distribution received from Sisecam Wyoming during the six months ended June 30, 2026.

Free Cash Flow ("FCF") (Non-GAAP Financial Measure)

The following table presents the three major categories of the statement of cash flows:

	Reportable Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2026
Cash flow provided by (used in)
Operating activities	$86,406	$(151)	$(12,291)	$73,964
Investing activities	1,577	(39,200)	—	(37,623)
Financing activities	(1,256)	—	(35,094)	(36,350)

June 30, 2025
Cash flow provided by (used in)
Operating activities	$88,799	$7,755	$(16,551)	$80,003
Investing activities	2,391	—	—	2,391
Financing activities	(841)	—	(81,653)	(82,494)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) to FCF:

	Reportable Segments
For the Six Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
June 30, 2026
Net cash provided by (used in) operating activities	$86,406	$(151)	$(12,291)	$73,964
Add: return of long-term contract receivable	1,531	—	—	1,531
Less: capital contribution to unconsolidated investment	—	(39,200)	—	(39,200)
Free cash flow	$87,937	$(39,351)	$(12,291)	$36,295

June 30, 2025
Net cash provided by (used in) operating activities	$88,799	$7,755	$(16,551)	$80,003
Add: return of long-term contract receivable	1,414	—	—	1,414
Free cash flow	$90,213	$7,755	$(16,551)	$81,417

Operating cash flow and FCF decreased $6.0 million and $45.1 million, respectively, as compared to the prior year period due to the following:

•	Mineral Rights Segment
◦

Operating cash flow and FCF decreased $2.4 million and $2.3 million, respectively, primarily due to lower metallurgical and thermal coal sales volumes at certain properties as compared to the prior year period.

•	Soda Ash Segment
◦

Operating cash flow decreased $7.9 million primarily due to $7.8 million in distributions received from Sisecam Wyoming in 2025 and no distribution received from Sisecam Wyoming in 2026. FCF decreased $47.1 million as compared to the prior year quarter primarily due to a $39.2 million capital investment made to Sisecam Wyoming in 2026 in addition to $7.8 million in distributions received from Sisecam in 2025.

•	Corporate and Financing
◦

Operating cash flow and FCF each improved by $4.3 million as compared to the prior year period primarily due to lower cash paid for interest during the six months ended June 30, 2026 as a result of less debt outstanding.

Liquidity and Capital Resources

Current Liquidity

As of June 30, 2026, we had total liquidity of $217.0 million, consisting of $30.1 million of cash and cash equivalents and $186.9 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including $14.3 million of principal repayments on Opco’s senior notes, throughout the remainder of 2026. The following table calculates our leverage ratio as of June 30, 2026:

	For the Three Months Ended
(In thousands)	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026	Last 12 Months
Net income	$30,905	$30,998	$19,619	$25,176	$106,698
Add (Less): equity in (earnings) loss from unconsolidated investment	2,390	1,686	7,828	4,905	16,809
Add: total distributions from unconsolidated investment	—	—	—	—	—
Add: interest expense, net	1,779	1,157	973	1,052	4,961
Add: depreciation, depletion and amortization	3,868	3,344	7,614	11,131	25,957
Add: asset impairments	—	—	—	—	—
Adjusted EBITDA	$38,942	$37,185	$36,034	$42,264	$154,425

Debt—at June 30, 2026					$27,415

Leverage Ratio					0.2 x

Cash Flows

Cash flows provided by operating activities decreased $6.0 million, from $80.0 million during the six months ended June 30, 2025 to $74.0 million during the six months ended June 30, 2026, primarily due to decreased cash flow within our Mineral Rights and Soda Ash segments, partially offset by lower cash paid for interest, all discussed above.

Cash flows used in investing activities increased $40.0 million, from $2.4 million provided by investing activities during the six months ended June 30, 2025 to $37.6 million used in investing activities during the six months ended June 30, 2026 primarily due to a $39.2 million capital investment made to Sisecam Wyoming in the first quarter of 2026.

Cash flows used in financing activities decreased $46.1 million, from $82.5 million during the six months ended June 30, 2025 to $36.4 million during the six months ended June 30, 2026 due to the following:

•	$33.5 million increased debt borrowings during the six months ended June 30, 2026 as compared to the prior year period;
•	$14.4 million less cash used for common unit distributions primarily as a result of a lower special distribution paid during the six months ended June 30, 2026 as compared to the prior year period; and,
•	$1.5 million less cash used for debt repayments in 2026 as compared to 2025.

These decreases in cash flow used were partially offset by $3.3 million of increased cash used for other items, net in 2026 as compared to 2025.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(In thousands)	2026	2025
Current portion of long-term debt, net	$14,271	$14,198
Long-term debt, net	13,084	18,884
Total debt, net	$27,355	$33,082

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

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At June 30, 2026, we had $13.1 million in borrowings outstanding under the Opco Credit Facility. If interest rates were to increase by 1%, annual interest expense would increase approximately $0.1 million, assuming the same principal amount remained outstanding during the year.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first six months of 2026 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: August 5, 2026	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)