Form 10-Q
period 2026-09-30
NATURAL RESOURCE PARTNERS LP
filed 2026-11-04
CIK 1171486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026 or

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

NATURAL RESOURCE PARTNERS, L.P.

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
(In thousands, except unit data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,692	$30,141
Accounts receivable, net	28,740	28,666
Other current assets, net	457	2,105
Total current assets	$80,889	$60,912
Land	24,007	24,008
Mineral rights, net	345,679	366,987
Intangible assets, net	7,958	11,908
Equity in unconsolidated investment	274,197	250,244
Long-term contract receivable, net	17,935	20,406
Other long-term assets, net	13,278	13,900
Total assets	$763,943	$748,365
LIABILITIES AND CAPITAL
Current liabilities
Accounts payable	$950	$1,159
Accrued liabilities	8,207	10,897
Accrued interest	242	69
Current portion of deferred revenue	5,789	6,663
Current portion of debt, net	14,307	14,198
Total current liabilities	$29,495	$32,986
Deferred revenue	59,075	58,067
Long-term debt, net	—	18,884
Other non-current liabilities	5,689	5,909
Total liabilities	$94,259	$115,846
Commitments and contingencies (see Note 12)
Partners’ capital
Common unitholders’ interest (13,250,412 and 13,138,097 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively)	$659,674	$625,188
General partner’s interest	12,400	11,332
Accumulated other comprehensive loss	(2,390)	(4,001)
Total partners’ capital	$669,684	$632,519
Total liabilities and partners' capital	$763,943	$748,365

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2026	2025	2026	2025
Revenues and other income
Royalty and other mineral rights	$46,989	$49,615	$139,405	$145,170
Transportation and processing services	1,952	1,800	9,688	8,772
Equity in earnings (loss) of Sisecam Wyoming	(4,126)	(2,390)	(16,859)	4,746
Gain on asset sales and disposals	5	906	49	1,882
Total revenues and other income	$44,820	$49,931	$132,283	$160,570

Operating expenses
Operating and maintenance expenses	$5,540	$7,654	$17,384	$18,589
Depreciation, depletion and amortization	6,526	3,868	25,271	11,611
General and administrative expenses	5,660	5,725	15,714	18,154
Asset impairments	—	—	—	20
Total operating expenses	$17,726	$17,247	$58,369	$48,374

Income from operations	$27,094	$32,684	$73,914	$112,196

Interest expense, net	$(552)	$(1,779)	$(2,577)	$(6,827)

Net income	$26,542	$30,905	$71,337	$105,369

Net income attributable to common unitholders	$26,011	$30,287	$69,910	$103,262
Net income attributable to the general partner	531	618	1,427	2,107

Net income per common unit (see Note 4)
Basic	$1.96	$2.31	$5.28	$7.87
Diluted	1.95	2.28	5.24	7.77

Net income	$26,542	$30,905	$71,337	$105,369
Comprehensive income (loss) from unconsolidated investment and other	847	(2,391)	1,611	(545)
Comprehensive income	$27,389	$28,514	$72,948	$104,824

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(Unaudited)

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Loss	Capital
Balance at December 31, 2025	13,138	$625,188	$11,332	$(4,001)	$632,519
Net income	—	19,227	392	—	19,619
Distributions to common unitholders and the general partner	—	(11,528)	(235)	—	(11,763)
Issuance of unit-based awards	112	—	—	—	—
Unit-based awards amortization and vesting, net	—	(7,985)	—	—	(7,985)
Capital contribution	—	—	282	—	282
Comprehensive loss from unconsolidated investment and other	—	—	—	(140)	(140)
Balance at March 31, 2026	13,250	$624,902	$11,771	$(4,141)	$632,532
Net income	—	24,672	504	—	25,176
Distributions to common unitholders and the general partner	—	(9,938)	(203)	—	(10,141)
Unit-based awards amortization	—	1,585	—	—	1,585
Comprehensive income from unconsolidated investment and other	—	—	—	904	904
Balance at June 30, 2026	13,250	$641,221	$12,072	$(3,237)	$650,056
Net income	—	26,011	531	—	26,542
Distributions to common unitholders and the general partner	—	(9,937)	(203)	—	(10,140)
Unit-based awards amortization	—	2,379	—	—	2,379
Comprehensive income from unconsolidated investment and other	—	—	—	847	847
Balance at September 30, 2026	13,250	$659,674	$12,400	$(2,390)	$669,684

				Accumulated
				Other	Total
	Common Unitholders		General	Comprehensive	Partners'
(In thousands)	Units	Amounts	Partner	Income (Loss)	Capital
Balance at December 31, 2024	13,049	$543,231	$9,547	$(1,670)	$551,108
Net income	—	39,448	805	—	40,253
Distributions to common unitholders and the general partner	—	(25,750)	(526)	—	(26,276)
Issuance of unit-based awards	89	—	—	—	—
Unit-based awards amortization and vesting, net	—	(3,175)	—	—	(3,175)
Capital contribution	—	—	187	—	187
Comprehensive income from unconsolidated investment and other	—	—	—	2,260	2,260
Balance at March 31, 2025	13,138	$553,754	$10,013	$590	$564,357
Net income	—	33,527	684	—	34,211
Distributions to common unitholders and the general partner	—	(9,854)	(201)	—	(10,055)
Unit-based awards amortization	—	2,346	—	—	2,346
Comprehensive loss from unconsolidated investment and other	—	—	—	(414)	(414)
Balance at June 30, 2025	13,138	$579,773	$10,496	$176	$590,445
Net income	—	30,287	618	—	30,905
Distributions to common unitholders and the general partner	—	(9,854)	(201)	—	(10,055)
Unit-based awards amortization	—	2,346	—	—	2,346
Comprehensive loss from unconsolidated investment and other	—	—	—	(2,391)	(2,391)
Balance at September 30, 2025	13,138	$602,552	$10,913	$(2,215)	$611,250

The accompanying notes are an integral part of these consolidated financial statements.

NATURAL RESOURCE PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities
Net income	$71,337	$105,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,271	11,611
Distributions from unconsolidated investment	—	7,840
Equity in (earnings) loss from unconsolidated investment	16,859	(4,746)
Gain on asset sales and disposals	(49)	(1,882)
Asset impairments	—	20
Bad debt expense	(690)	862
Unit-based compensation expense	5,408	8,103
Amortization of debt issuance costs and other	1,207	(81)
Change in operating assets and liabilities:
Accounts receivable	1,958	346
Accounts payable	(208)	(23)
Accrued liabilities	(3,868)	(5,336)
Accrued interest	173	190
Deferred revenue	(1,134)	(2,636)
Other items, net	1,692	1,461
Net cash provided by operating activities	$117,956	$121,098

Cash flows from investing activities
Proceeds from asset sales and disposals	$51	$1,883
Capital to unconsolidated investment	(39,200)	—
Return of long-term contract receivable	2,318	2,142
Net cash provided by (used in) investing activities	$(36,831)	$4,025

Cash flows from financing activities
Debt borrowings	$67,200	$33,700
Debt repayments	(86,084)	(106,500)
Distributions to common unitholders and the general partner	(32,044)	(46,386)
Other items, net	(8,646)	(5,362)
Net cash used in financing activities	$(59,574)	$(124,548)

Net increase in cash and cash equivalents	$21,551	$575
Cash and cash equivalents at beginning of period	30,141	30,444
Cash and cash equivalents at end of period	$51,692	$31,019

Supplemental cash flow information:
Cash paid for interest	$2,198	$6,509

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

2.    Revenues from Contracts with Customers

The following table presents the Partnership's Mineral Rights segment revenues from contracts with customers by major source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Coal royalty revenues	$35,142	$34,193	$99,509	$101,234
Production lease minimum revenues	531	1,365	1,340	4,213
Minimum lease straight-line revenues	4,019	4,176	12,057	12,276
Oil and gas royalty revenues	1,477	1,787	5,310	6,212
Carbon neutral revenues	245	316	524	1,201
Property tax revenues	420	2,105	3,841	5,261
Wheelage revenues	2,055	2,225	6,004	6,506
Coal overriding royalty revenues	544	297	2,970	1,633
Lease amendment revenues	1,117	1,699	3,559	3,010
Aggregates royalty revenues	1,198	1,011	3,562	2,770
Other revenues	241	441	729	854
Royalty and other mineral rights revenues	$46,989	$49,615	$139,405	$145,170
Transportation and processing services revenues	1,506	1,293	8,303	7,207
Total Mineral Rights segment revenues from contracts with customers	$48,495	$50,908	$147,708	$152,377

The following table details the Partnership's Mineral Rights segment contract assets and liabilities resulting from contracts with customers:

	September 30,	December 31,
(In thousands)	2026	2025
Contract assets
Accounts receivable, net	$24,258	$24,372
Other current assets, net	—	84
Other long-term assets, net	5,461	5,281

Contract liabilities
Accounts payable	$125	$211
Current portion of deferred revenue	5,789	6,663
Deferred revenue	59,075	58,067

The following table shows the activity related to the Partnership's Mineral Rights segment deferred revenue resulting from contracts with customers:

	For the Nine Months Ended September 30,
(In thousands)	2026	2025
Balance at beginning of period (current and non-current)	$64,730	$60,155
Increase due to minimums and lease amendment fees	16,808	14,479
Recognition of previously deferred revenue	(16,674)	(17,115)
Balance at end of period (current and non-current)	$64,864	$57,519

The Partnership's non-cancellable annual minimum payments due under the lease terms of its coal and aggregates royalty contracts with customers are as follows as of  September 30, 2026 (in thousands):

Lease Term (1)	Weighted Average Remaining Years	Annual Minimum Payments
0 - 5 years	1.5	$11,296
5 - 10 years	5.7	15,181
10+ years	9.1	26,126
Total	6.5	$52,603

(1)	Lease term does not include renewal periods.

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

Distributions made on the common units and the general partner's general partner ("GP") interest are made on a pro-rata basis in accordance with their relative percentage interests in the Partnership. The GP is entitled to receive 2% of such distributions.

The following table shows the cash distributions declared and paid to common unitholders during the nine months ended September 30, 2026 and 2025, respectively:

Month Paid	Period Covered by Distribution	Distribution per Unit	Total Distribution (1) (In thousands)
2026
February	October 1 - December 31, 2025	$0.75	$10,141
March (2)	Special Distribution	0.12	1,622
May	January 1 - March 31, 2026	0.75	10,141
August	April 1 - June 30, 2026	0.75	10,140

2025
February	October 1 - December 31, 2024	$0.75	$10,055
March (3)	Special Distribution	1.21	16,221
May	January 1 - March 31, 2025	0.75	10,055
August	April 1 - June 30, 2025	0.75	10,055

(1)	Totals include the amount paid to NRP's GP in accordance with the GP's 2% GP interest.
(2)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2025.
(3)	Special distribution was made to help cover unitholder tax liabilities associated with owning NRP's common units during 2024.

4.    Net Income Per Common Unit

Basic net income per common unit is computed by dividing net income, after considering the GP interest, by the weighted average number of common units outstanding. Diluted net income per common unit includes the effect of NRP's unvested unit-based awards if the inclusion of these items is dilutive.

The dilutive effect of the unvested unit-based awards is calculated using the treasury stock method, which assumes that the proceeds from the vesting of the unvested unit-based awards are used to purchase common units at the average market price for the period. The calculation of diluted net income per common unit for the three and nine months ended September 30, 2026 and 2025 included the impact of the vesting of the unvested unit-based awards.

The following table reconciles the numerator and denominator of the basic and diluted net income per common unit computations and calculates basic and diluted net income per common unit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except per unit data)	2026	2025	2026	2025
Basic net income per common unit
Net income attributable to common unitholders	$26,011	$30,287	$69,910	$103,262
Weighted average common units—basic	13,250	13,138	13,234	13,125
Basic net income per common unit	$1.96	$2.31	$5.28	$7.87

Diluted net income per common unit
Weighted average common units—basic	13,250	13,138	13,234	13,125
Plus: dilutive effect of unvested unit-based awards	92	157	108	172
Weighted average common units—diluted	13,342	13,295	13,342	13,297

Diluted net income attributable to common unitholders and the general partner	$26,542	$30,905	$71,337	$105,369
Less: diluted net income attributable to the general partner	(531)	(618)	(1,427)	(2,107)
Diluted net income attributable to common unitholders	$26,011	$30,287	$69,910	$103,262

Diluted net income per common unit	$1.95	$2.28	$5.24	$7.77

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

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

The following tables summarize certain financial information for each of the Partnership's reportable segments:

	Reportable Segments
(In thousands)	Mineral Rights	Soda Ash	Total Reportable Segments	Corporate and Financing	Total
For the Three Months Ended September 30, 2026
Revenues	$48,941	$—	$48,941	$—	$48,941
Equity in loss of Sisecam Wyoming	—	(4,126)	(4,126)	—	(4,126)
Gain on asset sales and disposals	5	—	5	—	5
Total revenues and other income	$48,946	$(4,126)	$44,820	$—	$44,820
Less:
Compensation (salaries, benefits and bonus)	1,781	—	1,781	1,995	3,776
Property taxes	1,650	—	1,650	—	1,650
Depreciation, depletion and amortization	6,521	—	6,521	5	6,526
Other items (1)	2,057	52	2,109	4,217	6,326
Net income (loss)	$36,937	$(4,178)	$32,759	$(6,217)	$26,542

For the Three Months Ended September 30, 2025
Revenues	$51,415	$—	$51,415	$—	$51,415
Equity in loss of Sisecam Wyoming	—	(2,390)	(2,390)	—	(2,390)
Gain on asset sales and disposals	906	—	906	—	906
Total revenues and other income	$52,321	$(2,390)	$49,931	$—	$49,931
Less:
Compensation (salaries, benefits and bonus)	1,692	—	1,692	1,926	3,618
Property taxes	2,035	—	2,035	—	2,035
Depreciation, depletion and amortization	3,864	—	3,864	4	3,868
Other items (1)	3,871	56	3,927	5,578	9,505
Net income (loss)	$40,859	$(2,446)	$38,413	$(7,508)	$30,905

For the Nine Months Ended September 30, 2026
Revenues	$149,093	$—	$149,093	$—	$149,093
Equity in loss of Sisecam Wyoming	—	(16,859)	(16,859)	—	(16,859)
Gain on asset sales and disposals	49	—	49	—	49
Total revenues and other income	$149,142	$(16,859)	$132,283	$—	$132,283
Less:
Compensation (salaries, benefits and bonus)	5,386	—	5,386	6,047	11,433
Property taxes	5,405	—	5,405	—	5,405
Depreciation, depletion and amortization	25,257	—	25,257	14	25,271
Other items (1)	6,390	203	6,593	12,244	18,837
Net income (loss)	$106,704	$(17,062)	$89,642	$(18,305)	$71,337
As of September 30, 2026
Total assets	$485,668	$274,197	$759,865	$4,078	$763,943

For the Nine Months Ended September 30, 2025
Revenues	$153,942	$—	$153,942	$—	$153,942
Equity in earnings of Sisecam Wyoming	—	4,746	4,746	—	4,746
Gain on asset sales and disposals	1,882	—	1,882	—	1,882
Total revenues and other income	$155,824	$4,746	$160,570	$—	$160,570
Less:
Compensation (salaries, benefits and bonus)	5,313	—	5,313	5,882	11,195
Property taxes	5,594	—	5,594	—	5,594
Depreciation, depletion and amortization	11,597	—	11,597	14	11,611
Asset impairments	20	—	20	—	20
Other items (1)	7,542	140	7,682	19,099	26,781
Net income (loss)	$125,758	$4,606	$130,364	$(24,995)	$105,369
As of December 31, 2025
Total assets	$492,672	$250,244	$742,916	$5,449	$748,365

(1)	Other items in the Mineral Rights reportable segment primarily include: insurance, legal, overriding royalty expense, processing and transportation expense, information technology, shared facility services, rent, professional fees, long-term incentive compensation expense and bad debt expense. Other items in the Soda Ash reportable segment primarily include professional fees. Other items in Corporate and Financing primarily include: interest expense, net, long-term incentive compensation expense, insurance, legal, information technology, shared facility services, rent and professional fees.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

6.    Equity Investment

The Partnership accounts for its 49% investment in Sisecam Wyoming using the equity method of accounting. Activity related to this investment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Balance at beginning of period	$277,475	$258,498	$250,244	$257,355
Income (loss) allocation to NRP’s equity interests (1)	(3,013)	(1,342)	(13,531)	8,074
Amortization of basis difference	(1,112)	(1,048)	(3,327)	(3,327)
Capital investment	—	—	39,200	—
Other comprehensive income (loss)	847	(2,391)	1,611	(545)
Distributions	—	—	—	(7,840)
Balance at end of period	$274,197	$253,717	$274,197	$253,717

(1)	Amounts reclassified into income (loss) out of accumulated other comprehensive loss were $0.7 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, NRP and Sisecam Wyoming's managing partner made a capital investment into Sisecam Wyoming ($39.2 million for NRP's 49%) to reduce outstanding amounts under Sisecam Wyoming's bank credit facility.

The following table represents summarized financial information for Sisecam Wyoming as derived from their respective unaudited financial statements for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net sales	$113,155	$123,847	$373,288	$413,754
Gross profit (loss)	1,458	4,264	(2,491)	38,467
Net income (loss)	(6,149)	(2,739)	(27,614)	16,477

7.    Mineral Rights, Net

The Partnership’s mineral rights consist of the following:

	September 30, 2026			December 31, 2025
(In thousands)	Carrying Value	Accumulated Depletion	Net Book Value	Carrying Value	Accumulated Depletion	Net Book Value
Coal properties	$653,808	$(325,376)	$328,432	$653,808	$(304,412)	$349,396
Aggregates properties	8,655	(4,597)	4,058	8,655	(4,364)	4,291
Oil and gas royalty properties	12,354	(10,695)	1,659	12,354	(10,584)	1,770
Other	13,141	(1,611)	11,530	13,142	(1,612)	11,530
Total mineral rights, net	$687,958	$(342,279)	$345,679	$687,959	$(320,972)	$366,987

Depletion expense related to the Partnership’s mineral rights is included in depreciation, depletion and amortization on its Consolidated Statements of Comprehensive Income and totaled $5.8 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively, and $21.3 million and $11.0 million for the nine months ended September 30, 2026 and 2025, respectively.

The Partnership has developed procedures to evaluate its long-lived assets for possible impairment periodically or whenever events or changes in circumstances indicate an asset's net book value may not be recoverable. Potential events or circumstances include, but are not limited to, specific events such as a reduction in economically recoverable minerals or production ceasing on a property for an extended period. This analysis is based on historic, current and future performance and considers both quantitative and qualitative information. As a result of the Partnership's analysis, NRP recorded an immaterial impairment expense during the nine months ended September 30, 2025.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

8.    Debt, Net

The Partnership's debt consists of the following:

	September 30,	December 31,
(In thousands)	2026	2025
Opco Credit Facility	$—	$18,884
Opco Senior Notes
5.03% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	$11,420	$11,420
5.18% with semi-annual interest payments in June and December, with annual principal payments in December, due December 2026	2,911	2,911
Total Opco Senior Notes	$14,331	$14,331
Total debt at face value	$14,331	$33,215
Net unamortized debt issuance costs	(24)	(133)
Total debt, net	$14,307	$33,082
Less: current portion of debt	(14,307)	(14,198)
Total long-term debt, net	$—	$18,884

Opco Debt

All of Opco’s debt is guaranteed by its wholly owned subsidiaries and is secured by certain of the assets of Opco and its wholly owned subsidiaries, other than BRP LLC and NRP Trona LLC. As of September 30, 2026 and December 31, 2025, Opco was in compliance with the terms of the financial covenants contained in its debt agreements.

Opco Credit Facility

As of December 31, 2025, the Partnership had $18.9 million in borrowings outstanding under the Opco Credit Facility and $181.1 million of available borrowing capacity. During the nine months ended September 30, 2026, the Partnership borrowed $67.2 million and repaid $86.1 million, resulting in no borrowings outstanding under the Opco Credit Facility and $200.0 million of available borrowing capacity as of September 30, 2026. During the nine months ended September 30, 2025, the Partnership borrowed $33.7 million and repaid $106.5 million on the Opco Credit Facility. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the three months ended September 30, 2026 and 2025 were 7.25% and 7.93%, respectively. The weighted average interest rate for the borrowings outstanding under the Opco Credit Facility for the nine months ended September 30, 2026 and 2025 were 7.26% and 7.93%, million, respectively.

The Opco Credit Facility is collateralized and secured by liens on certain of Opco’s assets with carrying values of $270.9 million and $290.6 million classified as mineral rights, net and $17.9 million and $20.4 million classified as long-term contract receivable, net on the Partnership’s Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

The Opco Credit Facility contains financial covenants requiring Opco to maintain:

•	A leverage ratio of consolidated indebtedness to EBITDDA (in each case as defined in the Opco Credit Facility) not to exceed 3.0x. As of September 30, 2026, this ratio was 0.1x; and
•

an interest coverage ratio of consolidated EBITDDA to the sum of consolidated interest expense and consolidated lease expense (in each case as defined in the Opco Credit Facility) of not less than 3.5 to 1.0. As of September 30, 2026, this ratio was 31.6x.

Opco Senior Notes

Opco issued several series of private placement senior notes (the "Opco Senior Notes") with various interest rates and principal due dates. As of September 30, 2026, the 5.03% and 5.18% Opco Senior Notes remain outstanding. These Opco Senior Notes have principal due annually in December and interest due semi-annually in June and December. As of both  September 30, 2026 and December 31, 2025, the Opco Senior Notes had cumulative principal balances of $14.3 million. These Opco Senior Notes will fully mature in December 2026 and will be paid off with cash on hand.

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

The following table shows the carrying value and estimated fair value of the Partnership's contract receivable and debt:

		September 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
(In thousands)	Hierarchy Level	Value	Fair Value	Value	Fair Value
Assets:
Contract receivable, net (current and long-term) (1)	3	$21,197	$19,105	$23,480	$20,792

Debt:
Opco Senior Notes (2)	3	$14,307	$14,163	$14,198	$14,018
Opco Credit Facility (3)	3	—	—	18,884	18,884

(1)	The fair value of the Partnership's contract receivable is determined based on the present value of future cash flow projections related to the underlying asset at a discount rate of 15% at September 30, 2026 and December 31, 2025.
(2)	The fair value of the Opco Senior Notes was estimated by management utilizing the present value replacement method incorporating the interest rate of the Opco Credit Facility.
(3)	The fair value of the Opco Credit Facility approximates the outstanding borrowing amount because the interest rates are variable and reflective of market rates and the terms of the credit facility allow the Partnership to repay the debt at any time without penalty.

10.    Related Party Transactions

Affiliates of our General Partner

The Partnership’s GP does not receive any management fee or other compensation for its management of NRP. However, in accordance with the partnership agreement, the GP and its affiliates are reimbursed for services provided to the Partnership and for expenses incurred on the Partnership’s behalf. Employees of Quintana Minerals Corporation ("QMC") and Western Pocahontas Properties Limited Partnership ("WPPLP"), affiliates of the Partnership, provide their services to manage the Partnership's business. QMC and WPPLP charge the Partnership the portion of their employee salary and benefits costs related to their employee services provided to NRP. These QMC and WPPLP employee management service costs are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income. NRP also reimburses overhead costs incurred by its affiliates, and other related parties, to manage the Partnership's business. These overhead costs include certain rent, information technology, administration of employee benefits and other corporate services incurred by or on behalf of the Partnership’s GP and its affiliates and are presented as operating and maintenance expenses and general and administrative expenses on the Partnership's Consolidated Statements of Comprehensive Income.

Related party general and administrative expenses included on the Partnership's Consolidated Statement of Comprehensive Income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating and maintenance expenses	$1,615	$1,513	$4,866	$4,821
General and administrative expenses	1,368	1,293	4,287	4,175

The Partnership had accounts payable to related parties of $0.5 million and $0.7 million on its Consolidated Balance Sheets as of  September 30, 2026 and December 31, 2025, respectively. As of  September 30, 2026 and December 31, 2025, the Partnership had $0.1 million and $0.2 million, respectively, of prepaid expenses included in other current assets, net on its Consolidated Balance Sheets.

As a result of its office lease with WPPLP, the Partnership has a right-of-use asset and lease liability of $3.4 million included in other long-term assets, net and other non-current liabilities, respectively, on its Consolidated Balance Sheets at both  September 30, 2026 and December 31, 2025.

During the three months ended  September 30, 2026 and 2025, the Partnership recognized $0.2 million and $0.1 million, respectively, in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to an overriding royalty agreement with WPPLP. These amounts were $1.4 million and $0.3 million during the nine months ended September 30, 2026 and 2025, respectively. As of  September 30, 2026 and December 31, 2025, the Partnership had less than $0.1 million and $0.1 million in accounts payable on its Consolidated Balance Sheets related to this agreement. As of both September 30, 2026 and December 31, 2025, the Partnership had $1.1 million of other long-term assets, net on its Consolidated Balance Sheets related to a prepaid royalty for this agreement.

NATURAL RESOURCE PARTNERS L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

11.    Major Customers

Revenues from customers that exceeded 10 percent of total revenues for any of the periods presented below are as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
(In thousands)	Revenues	Percent	Revenues	Percent	Revenues	Percent	Revenues	Percent
Alpha Metallurgical Resources, Inc. (1)	$14,376	29%	$13,897	27%	$41,594	28%	$40,257	26%
Foresight Energy Resources LLC ("Foresight") (1)	$8,993	18%	$7,400	14%	$36,320	24%	$33,656	22%
Alabama Kanu Holdings, LLC (1)	$6,391	13%	$6,324	12%	$16,977	11%	$14,867	10%

(1)

Revenues from Alpha Metallurgical Resources, Inc., Foresight and Alabama Kanu Holdings, LLC are generated in the United States of America and are included within the Partnership's Mineral Rights segment.

12.    Commitments and Contingencies

NRP is involved, from time to time, in various legal proceedings arising in the ordinary course of business. While the ultimate results of these proceedings cannot be predicted with certainty, Partnership management believes these ordinary course matters will not have a material effect on the Partnership’s financial position, liquidity or operations as of and for the three and nine months ended September 30, 2026.

13.    Unit-Based Compensation

During the nine months ended September 30, 2026 and 2025, the Partnership granted service, performance and market-based awards under its 2017 Long-Term Incentive Plan. The Partnership's service and performance-based awards are valued using the closing price of NRP's common units as of the grant date while the Partnership's market-based awards are valued using a Monte Carlo simulation. The grant date fair value of the awards granted during the nine months ended September 30, 2026 and 2025 was $8.6 million and $6.8 million, respectively, which included a grant date fair value of $3.1 million and $2.5 million for the market-based awards valued using a Monte Carlo simulation during the nine months ended September 30, 2026 and 2025, respectively. Total unit-based compensation expense associated with service, performance and market-based awards was $2.6 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively, and is included in general and administrative expenses and operating and maintenance expenses on the Partnership's Consolidated Statements of Comprehensive Income. Total unit-based compensation expense associated with service, performance and market-based awards was $5.4 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively. The unamortized cost associated with unvested outstanding awards as of September 30, 2026 was $8.9 million, which will be recognized over a weighted average period of 1.9 years. The Partnership paid $8.9 million and $5.5 million in cash during the nine months ended  September 30, 2026 and 2025, respectively, for taxes on the unit-based award settlements during the respective years. These cash payments are included in other items, net under cash flows from financing activities on the Partnership's Consolidated Statements of Cash Flows.

A summary of the unit activity in the outstanding grants during 2026 is as follows:

(In thousands)	Common Units	Weighted Average Grant Date Fair Value per Common Unit
Outstanding at January 1, 2026	266	$78.68
Granted	65	$132.29
Fully vested and issued	(155)	$65.19
Outstanding at September 30, 2026	176	$110.54

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

As of September 30, 2026 and December 31, 2025, NRP had the following current expected credit loss (“CECL”) allowance related to its receivables and long-term contract receivable:

	September 30, 2026			December 31, 2025
(In thousands)	Gross	CECL Allowance	Net	Gross	CECL Allowance	Net
Receivables	$35,361	$(3,554)	$31,807	$36,178	$(4,183)	$31,995
Long-term contract receivable	18,578	(643)	17,935	21,138	(732)	20,406
Total	$53,939	$(4,197)	$49,742	$57,316	$(4,915)	$52,401

NRP recorded expense reversals of $0.1 million and $0.7 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three and nine months ended September 30, 2026, respectively. NRP recorded expense of $1.7 million and $0.03 million in operating and maintenance expenses on its Consolidated Statements of Comprehensive Income related to the change in the CECL allowance during the three and nine months ended September 30, 2025, respectively.

NRP has procedures in place to monitor its ongoing credit exposure through timely review of counterparty balances against contract terms and due dates, account and financing receivable reconciliation, bankruptcy monitoring, lessee audits and dispute resolution. The Partnership may employ legal counsel or collection specialists to pursue recovery of defaulted receivables.

15.    Subsequent Events

The following represents material events that occurred after  September 30, 2026 through the time of the Partnership’s filing of its Quarterly Report on Form 10-Q with the SEC:

Common Unit Distributions

In November 2026, the Board of Directors declared a distribution of $2.34 per common unit with respect to the third quarter of 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three and nine month periods ended September 30, 2026 and 2025 should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-Q and with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Natural Resource Partners L.P. Annual Report on Form 10-K for the year ended December 31, 2025.

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

Free Cash Flow

Free cash flow ("FCF") represents net cash provided by (used in) operating activities plus distributions from unconsolidated investment in excess of cumulative earnings and return of long-term contract receivable; less capital expenditures, cash flow used in acquisition costs classified as investing or financing activities, and capital to unconsolidated investment classified as an investing activity. FCF is calculated before mandatory debt repayments. FCF is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF may not be calculated the same for us as for other companies. FCF is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess our ability to make cash distributions and repay debt.

Free Cash Flow Available for Common Unitholder and GP Distributions

Free cash flow ("FCF") available for common unitholder and GP distributions represents free cash flow, as defined above, adjusted for cash for debt repayments, other changes in cash (which includes cash flow used for taxes on unit-based award settlements, capital contributed by the general partner, proceeds from asset sales, cash flow used in unit buybacks or asset acquisitions), and cash retained at the discretion of the Board of Directors. FCF available for common unitholder and GP distributions is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating, investing or financing activities. FCF available for common unitholder and GP distributions may not be calculated the same for us as for other companies. FCF available for common unitholder and GP distributions is a supplemental liquidity measure used by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess cash that is available for distribution to our unitholders.

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

Our financial results for the nine months ended September 30, 2026 are as follows:

	Reportable Segments
(In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
Revenues and other income	$149,142	$(16,859)	$—	$132,283
Net income (loss)	$106,704	$(17,062)	$(18,305)	$71,337
Adjusted EBITDA (1)	$131,961	$(203)	$(15,714)	$116,044

Cash flow provided by (used in) continuing operations
Operating activities	$132,744	$(203)	$(14,585)	$117,956
Investing activities	$2,369	$(39,200)	$—	$(36,831)
Financing activities	$(1,256)	$—	$(58,318)	$(59,574)
Free cash flow (1)	$135,062	$(39,403)	$(14,585)	$81,074

(1)	See "Results of Operations" below for reconciliations to the most comparable GAAP financial measures.

Current Results/Market Commentary

Financial Results and Quarterly Distributions

We generated $118.0 million of operating cash flow and $81.1 million of free cash flow during the nine months ended September 30, 2026, and ended the quarter with $251.7 million of liquidity consisting of $51.7 million of cash and cash equivalents and $200.0 million of available borrowing capacity under our Opco Credit Facility. As of September 30, 2026 our leverage ratio was 0.1 x.

In February 2026, we paid a cash distribution of $0.75 per common unit of NRP with respect to the fourth quarter of 2025. In March 2026, we paid a special cash distribution of $0.12 per common unit of NRP to help cover unitholder tax liabilities associated with owning NRP's common units in 2025. In May 2026, we paid a cash distribution of $0.75 per common unit of NRP with respect to the first quarter of 2026. In August 2026, we paid a cash distribution of $0.75 per common unit of NRP with respect to the second quarter of 2026. We fully repaid the remaining $13 million balance on our Opco Credit Facility during the third quarter of 2026. As a result and consistent with our communications throughout the year, the Partnership was able to significantly increase the distribution with respect to the third quarter of 2026. In November 2026, the Board of Directors declared a distribution of $2.34 per common unit with respect to the third quarter of 2026. Future distributions on our common units will be determined on a quarterly basis by the Board of Directors. The Board of Directors considers numerous factors each quarter in determining cash distributions, including profitability, cash flow, debt service obligations, market conditions and outlook, estimated unitholder income tax liability and the level of cash reserves that the Board of Directors determines is necessary for future operating and capital needs.

Mineral Rights Reportable Segment

Revenues and other income during the nine months ended September 30, 2026 decreased $6.7 million, or 4%, as compared to the prior year period primarily due to lower thermal coal revenues, production lease minimum revenues, property tax revenues, and gains on asset sales, partially offset by higher metallurgical coal revenues, override royalty revenues and processing and transportation revenues. Cash provided by operating activities and free cash flow during the nine months ended September 30, 2026 was essentially flat year-over-year as decreases in thermal coal revenues and one time lease amendment fees were partially offset by increased metallurgical coal revenues, override royalty revenues and transportation and processing revenues.

Our mineral rights segment cash flows are primarily tied to market prices of metallurgical and thermal coal, commodities characterized by volatile and unpredictable price movements. As a result, the free cash flow generated by this segment may also be quite volatile. Metallurgical coal pricing improved in the third quarter of 2026, however, we expect continued pressure on pricing as soft global demand for steel persists. Thermal coal prices remain muted due to low natural gas prices and ample coal stockpiles at power plants. We do not expect any meaningful change to pricing in 2027.

We continue to explore opportunities to create value through carbon sequestration and renewable energy production across our vast portfolio of mineral and surface assets but have no material developments to report on our carbon neutral initiatives.

Soda Ash Reportable Segment

Revenues and other income during the nine months ended September 30, 2026 decreased $21.6 million, or 455%, as compared to the prior year period primarily due to lower sales prices in 2026.

Our soda ash segment cash flows result from distributions received from Sisecam Wyoming, which we do not control. Cash provided by operating activities during the nine months ended September 30, 2026 decreased $7.9 million as compared to the prior year period due primarily to $7.8 million in distributions received from Sisecam Wyoming in 2025 and no distribution received from Sisecam Wyoming in 2026. Free cash flow decreased $47.1 million as compared to the prior year period primarily due to the $39.2 million capital investment made to Sisecam Wyoming in the first quarter of 2026 in addition to $7.8 million in distributions received from Sisecam Wyoming in 2025.

Soda ash prices are volatile and remain low as capacity in China has grown faster than global demand. We do not expect to receive distributions from Sisecam Wyoming until the soda ash market returns to equilibrium through capacity rationalization and increased demand, something not expected to occur in the near term.

Results of Operations

Third Quarter of 2026 and 2025 Compared

Revenues and Other Income

The following table includes our revenues and other income by reportable segment:

	For the Three Months Ended September 30,			Percentage
Reportable Segment (In thousands)	2026	2025	Decrease	Change
Mineral Rights	$48,946	$52,321	$(3,375)	(6)%
Soda Ash	(4,126)	(2,390)	(1,736)	(73)%
Total	$44,820	$49,931	$(5,111)	(10)%

The changes in revenues and other income are discussed for each of the reportable segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2026	2025	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	2,075	1,508	567	38%
Central	3,442	3,296	146	4%
Southern	494	678	(184)	(27)%
Total Appalachia	6,011	5,482	529	10%
Illinois Basin	1,468	1,005	463	46%
Northern Powder River Basin	507	841	(334)	(40)%
Gulf Coast	186	201	(15)	(7)%
Total coal sales volumes	8,172	7,529	643	9%

Coal royalty revenue per ton
Appalachia
Northern	$1.18	$1.48	$(0.30)	(20)%
Central	6.24	6.08	0.16	3%
Southern	11.73	8.36	3.37	40%
Illinois Basin	2.32	1.93	0.39	20%
Northern Powder River Basin	5.29	4.68	0.61	13%
Gulf Coast	0.88	0.80	0.08	10%
Combined average coal royalty revenue per ton	4.40	4.51	(0.11)	(2)%

Coal royalty revenues
Appalachia
Northern	$2,451	$2,225	$226	10%
Central	21,470	20,051	1,419	7%
Southern	5,796	5,666	130	2%
Total Appalachia	29,717	27,942	1,775	6%
Illinois Basin	3,410	1,943	1,467	76%
Northern Powder River Basin	2,680	3,932	(1,252)	(32)%
Gulf Coast	164	161	3	2%
Unadjusted coal royalty revenues	35,971	33,978	1,993	6%
Coal royalty adjustment for minimum leases	(829)	215	(1,044)	(486)%
Total coal royalty revenues	$35,142	$34,193	$949	3%

Other revenues
Production lease minimum revenues	$531	$1,365	$(834)	(61)%
Minimum lease straight-line revenues	4,019	4,176	(157)	(4)%
Oil and gas royalty revenues	1,477	1,787	(310)	(17)%
Carbon neutral revenues	245	316	(71)	(22)%
Property tax revenues	420	2,105	(1,685)	(80)%
Wheelage revenues	2,055	2,225	(170)	(8)%
Coal overriding royalty revenues	544	297	247	83%
Lease amendment revenues	1,117	1,699	(582)	(34)%
Aggregates royalty revenues	1,198	1,011	187	18%
Other revenues	241	441	(200)	(45)%
Total other revenues	$11,847	$15,422	$(3,575)	(23)%
Royalty and other mineral rights	$46,989	$49,615	$(2,626)	(5)%
Transportation and processing services revenues	1,952	1,800	152	8%
Gain on asset sales and disposals	5	906	(901)	(99)%
Total Mineral Rights segment revenues and other income	$48,946	$52,321	$(3,375)	(6)%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the three months ended September 30, 2026. Total coal royalty revenues increased $0.9 million primarily due to increased volumes and prices at certain metallurgical properties during the three months ended September 30, 2026, as compared to the prior year quarter.

Total Other Revenues

Total other revenues decreased $3.6 million during the nine months ended September 30, 2026 as compared to the prior year period. This decrease was partially due to a $1.7 million decrease in property tax revenues and a $0.8 million decrease in production lease minimum revenues.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $1.7 million as compared to the prior year quarter primarily due to lower sales prices in 2026.

Total Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Three Months Ended September 30,		Increase	Percentage
(In thousands)	2026	2025	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$5,540	$7,654	$(2,114)	(28)%
Depreciation, depletion and amortization	6,526	3,868	2,658	69%
General and administrative expenses	5,660	5,725	(65)	(1)%
Total operating expenses	$17,726	$17,247	$479	3%

Total operating expenses was essentially flat period-over-period. The $2.7 million increase in depreciation, depletion and amortization expense was partially offset by a $2.1 in million decrease in operating and maintenance expenses. The increase in depreciation, depletion and amortization expense was primarily due to revised engineering and increased depletion rate at a thermal property. This property continues to hold significant economic tons and long-term mine life, and there has been no material change to our estimate of the segment's long-term earning power. The decrease in operating and maintenance expenses was primarily due to the change in the current expected credit loss allowance as discussed in Note 14. Credit Losses in the Notes to Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net, decreased $1.2 million due to less debt outstanding during the three months ended September 30, 2026 as compared to the prior year quarter.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA:

	Reportable Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2026
Net income (loss)	$36,937	$(4,178)	$(6,217)	$26,542
Add: equity in loss from unconsolidated investment	—	4,126	—	4,126
Add: interest expense, net	—	—	552	552
Add: depreciation, depletion and amortization	6,521	—	5	6,526
Adjusted EBITDA	$43,458	$(52)	$(5,660)	$37,746

September 30, 2025
Net income (loss)	$40,859	$(2,446)	$(7,508)	$30,905
Add: equity in loss from unconsolidated investment	—	2,390	—	2,390
Add: interest expense, net	—	—	1,779	1,779
Add: depreciation, depletion and amortization	3,864	—	4	3,868
Adjusted EBITDA	$44,723	$(56)	$(5,725)	$38,942

Net income decreased $4.4 million during the three months ended September 30, 2026 as compared to the prior year quarter primarily due to the decrease in revenues and other income, as discussed above. Adjusted EBITDA decreased $1.2 million as compared to the prior year quarter primarily due to the decrease in revenues and other income within our Mineral Rights segment, partially offset by the decrease in operating and maintenance expenses within our Mineral Rights segment.

Free Cash Flow ("FCF") and Free Cash Flow Available for Common Unitholder and GP Distributions (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows:

	Reportable Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2026
Cash flow provided by (used in)
Operating activities	$46,338	$(52)	$(2,294)	$43,992
Investing activities	792	—	—	792
Financing activities	—	—	(23,224)	(23,224)

September 30, 2025
Cash flow provided by (used in)
Operating activities	$44,428	$(55)	$(3,278)	$41,095
Investing activities	1,634	—	—	1,634
Financing activities	—	—	(42,054)	(42,054)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) to FCF and FCF to Free Cash Flow Available for Common Unitholder and GP Distributions:

	Reportable Segments
For the Three Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2026
Net cash provided by (used in) operating activities	$46,338	$(52)	$(2,294)	$43,992
Add: return of long-term contract receivable	787	—	—	787
Free cash flow	$47,125	$(52)	$(2,294)	$44,779
Less: cash for debt repayments	—	—	(13,084)	(13,084)
Add: other changes in cash
Add: proceeds from asset sales	5	—	—	5
Less: cash used for taxes on unit-based award settlements	—	—	—	—
Add: capital contributed by the general partner	—	—	—	—
Total other changes in cash	5	—	—	5
Free cash flow available for common unitholder and GP distributions	$47,130	$(52)	$(15,378)	$31,700
Free cash flow available for common unitholder and GP distributions per unit				$2.34

September 30, 2025
Net cash provided by (used in) operating activities	$44,428	$(55)	$(3,278)	$41,095
Add: return of long-term contract receivable	728	—	—	728
Free cash flow	$45,156	$(55)	$(3,278)	$41,823
Less: cash for debt repayments	—	—	(32,674)	(32,674)
Add: other changes in cash
Add: proceeds from asset sales	906	—	—	906
Less: cash used for taxes on unit-based award settlements	—	—	—	—
Add: capital contributed by the general partner	—	—	—	—
Total other changes in cash	906	—	—	906
Free cash flow available for common unitholder and GP distributions	$46,062	$(55)	$(35,952)	$10,055
Free cash flow available for common unitholder and GP distributions per unit				$0.75

Operating cash flow and FCF increased $2.9 million and $3.0 million, as compared to the prior year quarter due to the following:

•	Mineral Rights Segment
◦

Operating cash flow and FCF increased $1.9 million and $2.0 million, respectively, primarily due to increased thermal coal sales volumes and increased prices and volumes at certain metallurgical properties during the three months ended September 30, 2026, partially offset by timing of minimum payments and lease amendment fees in the third quarter of 2025.

•	Corporate and Financing
◦

Operating cash flow and FCF each improved by $1.0 million as compared to the prior year quarter primarily due to lower cash paid for interest during the three months ended September 30, 2026 as a result of less debt outstanding.

First Nine Months of 2026 and 2025 Compared

Revenues and Other Income

The following table includes our revenues and other income by reportable segment:

	For the Nine Months Ended September 30,			Percentage
Reportable Segment (In thousands)	2026	2025	Decrease	Change
Mineral Rights	$149,142	$155,824	$(6,682)	(4)%
Soda Ash	(16,859)	4,746	(21,605)	(455)%
Total	$132,283	$160,570	$(28,287)	(18)%

The changes in revenues and other income are discussed for each of the reportable segments below:

Mineral Rights

The following table presents coal sales volumes, coal royalty revenue per ton and coal royalty revenues by major coal producing region, the significant categories of other revenues and other income:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands, except per ton data)	2026	2025	(Decrease)	Change
Coal sales volumes (tons)
Appalachia
Northern	4,039	1,764	2,275	129%
Central	9,780	9,797	(17)	(0)%
Southern	1,276	1,522	(246)	(16)%
Total Appalachia	15,095	13,083	2,012	15%
Illinois Basin	6,304	5,984	320	5%
Northern Powder River Basin	991	2,183	(1,192)	(55)%
Gulf Coast	546	614	(68)	(11)%
Total coal sales volumes	22,936	21,864	1,072	5%

Coal royalty revenue per ton
Appalachia
Northern	$1.21	$1.51	$(0.30)	(20)%
Central	6.16	6.22	(0.06)	(1)%
Southern	11.57	8.58	2.99	35%
Illinois Basin	2.37	2.29	0.08	3%
Northern Powder River Basin	5.31	4.83	0.48	10%
Gulf Coast	0.85	0.79	0.06	8%
Combined average coal royalty revenue per ton	4.38	4.64	(0.26)	(6)%

Coal royalty revenues
Appalachia
Northern	$4,881	$2,660	$2,221	83%
Central	60,212	60,971	(759)	(1)%
Southern	14,764	13,060	1,704	13%
Total Appalachia	79,857	76,691	3,166	4%
Illinois Basin	14,941	13,694	1,247	9%
Northern Powder River Basin	5,267	10,544	(5,277)	(50)%
Gulf Coast	462	485	(23)	(5)%
Unadjusted coal royalty revenues	100,527	101,414	(887)	(1)%
Coal royalty adjustment for minimum leases	(1,018)	(180)	(838)	(466)%
Total coal royalty revenues	$99,509	$101,234	$(1,725)	(2)%

Other revenues
Production lease minimum revenues	$1,340	$4,213	$(2,873)	(68)%
Minimum lease straight-line revenues	12,057	12,276	(219)	(2)%
Oil and gas royalty revenues	5,310	6,212	(902)	(15)%
Carbon neutral revenues	524	1,201	(677)	(56)%
Property tax revenues	3,841	5,261	(1,420)	(27)%
Wheelage revenues	6,004	6,506	(502)	(8)%
Coal overriding royalty revenues	2,970	1,633	1,337	82%
Lease amendment revenues	3,559	3,010	549	18%
Aggregates royalty revenues	3,562	2,770	792	29%
Other revenues	729	854	(125)	(15)%
Total other revenues	$39,896	$43,936	$(4,040)	(9)%
Royalty and other mineral rights	$139,405	$145,170	$(5,765)	(4)%
Transportation and processing services revenues	9,688	8,772	916	10%
Gain on asset sales and disposals	49	1,882	(1,833)	(97)%
Total Mineral Rights segment revenues and other income	$149,142	$155,824	$(6,682)	(4)%

Coal Royalty Revenues

Approximately 70% of coal royalty revenues and approximately 45% of coal royalty sales volumes were derived from metallurgical coal during the nine months ended September 30, 2026. Total coal royalty revenues decreased $1.7 million primarily due to lower thermal coal sales volumes in the Northern Powder River Basin during the nine months ended September 30, 2026 as compared to the prior year period. This decrease was partially offset by higher metallurgical coal prices on certain properties and higher thermal coal sales volumes and prices on certain properties.

Total Other Revenues

Total other revenues decreased $4.0 million during the nine months ended September 30, 2026 as compared to the prior year period. This decrease was partially due to a $2.9 million decrease in production lease minimum revenues primarily due to lower breakage revenue recognized during the nine months ended September 30, 2026 as compared to the prior year period as well as $1.4 million decrease in property tax revenues.

Soda Ash

Revenues and other income related to our Soda Ash segment decreased $21.6 million as compared to the prior year period primarily due to lower sales prices in 2026.

Total Operating Expenses

The following table presents the significant categories of our consolidated operating expenses:

	For the Nine Months Ended September 30,		Increase	Percentage
(In thousands)	2026	2025	(Decrease)	Change
Operating expenses
Operating and maintenance expenses	$17,384	$18,589	$(1,205)	(6)%
Depreciation, depletion and amortization	25,271	11,611	13,660	118%
General and administrative expenses	15,714	18,154	(2,440)	(13)%
Asset impairments	—	20	(20)	(100)%
Total operating expenses	$58,369	$48,374	$9,995	21%

Total operating expenses increased $10.0 million primarily due to a $13.7 million increase in depreciation, depletion and amortization expense, partially offset by a $2.4 million decrease in general and administrative expenses and a $1.2 million decrease in operating and maintenance expenses. The increase in depreciation, depletion and amortization expense was primarily due to increased depletion rates on certain thermal properties as discussed above. The decrease in general and administrative expenses was primarily due to lower long-term incentive expense as compared to the prior year period. The decrease in operating and maintenance expenses was primarily due to lower bad debt expense and the change in the current expected credit loss allowance as discussed in Note 14. Credit Losses in the Notes to Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net, decreased $4.3 million due to less debt outstanding during the nine months ended September 30, 2026 as compared to the prior year period.

Adjusted EBITDA (Non-GAAP Financial Measure)

The following table reconciles net income (loss) (the most comparable GAAP financial measure) to Adjusted EBITDA:

	Reportable Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2026
Net income (loss)	$106,704	$(17,062)	$(18,305)	$71,337
Add: equity in loss from unconsolidated investment	—	16,859	—	16,859
Add: interest expense, net	—	—	2,577	2,577
Add: depreciation, depletion and amortization	25,257	—	14	25,271
Adjusted EBITDA	$131,961	$(203)	$(15,714)	$116,044

September 30, 2025
Net income (loss)	$125,758	$4,606	$(24,995)	$105,369
Less: equity in earnings from unconsolidated investment	—	(4,746)	—	(4,746)
Add: total distributions from unconsolidated investment	—	7,840	—	7,840
Add: interest expense, net	—	—	6,827	6,827
Add: depreciation, depletion and amortization	11,597	—	14	11,611
Add: asset impairments	20	—	—	20
Adjusted EBITDA	$137,375	$7,700	$(18,154)	$126,921

Net income during the nine months ended September 30, 2026 decreased $34.0 million as compared to the prior year period primarily due to the decrease in total revenues and other income and increase in total operating expenses, partially offset by lower interest expense, all discussed above. Adjusted EBITDA decreased $10.9 million as compared to the prior year period primarily due to a $5.4 million decrease in Adjusted EBITDA within our Mineral Rights segment primarily driven by the decrease in revenues and other income as discussed above and a $7.9 million decrease in Adjusted EBITDA within our Soda Ash segment driven by no distribution received from Sisecam Wyoming during the nine months ended September 30, 2026. These decreases were partially offset by a $2.4 million increase in Corporate and Financing Adjusted EBITDA as a result of the decrease in general and administrative expenses as discussed above.

Free Cash Flow ("FCF") and Free Cash Flow Available for Common Unitholder and GP Distributions (Non-GAAP Financial Measures)

The following table presents the three major categories of the statement of cash flows:

	Reportable Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2026
Cash flow provided by (used in)
Operating activities	$132,744	$(203)	$(14,585)	$117,956
Investing activities	2,369	(39,200)	—	(36,831)
Financing activities	(1,256)	—	(58,318)	(59,574)

September 30, 2025
Cash flow provided by (used in)
Operating activities	$133,227	$7,700	$(19,829)	$121,098
Investing activities	4,025	—	—	4,025
Financing activities	(841)	—	(123,707)	(124,548)

The following table reconciles net cash provided by (used in) operating activities (the most comparable GAAP financial measure) to FCF and Free Cash Flow Available for Common Unitholder and GP Distributions:

	Reportable Segments
For the Nine Months Ended (In thousands)	Mineral Rights	Soda Ash	Corporate and Financing	Total
September 30, 2026
Net cash provided by (used in) operating activities	$132,744	$(203)	$(14,585)	$117,956
Add: return of long-term contract receivable	2,318	—	—	2,318
Less: capital contribution to unconsolidated investment	—	(39,200)	—	(39,200)
Free cash flow	$135,062	$(39,403)	$(14,585)	$81,074
Less: cash for debt repayments	—	—	(20,497)	(20,497)
Add (less): other changes in cash
Add: proceeds from asset sales	51	—	—	51
Less: cash used for taxes on unit-based award settlements	(1,256)	—	(7,672)	(8,928)
Add: capital contributed by the general partner	—	—	282	282
Total other changes in cash	(1,205)	—	(7,390)	(8,595)
Free cash flow available for common unitholder and GP distributions	$133,857	$(39,403)	$(42,472)	$51,982
Free cash flow available for common unitholder and GP distributions per unit				$3.84

September 30, 2025
Net cash provided by (used in) operating activities	$133,227	$7,700	$(19,829)	$121,098
Add: return of long-term contract receivable	2,142	—	—	2,142
Free cash flow	$135,369	$7,700	$(19,829)	$123,240
Less: cash for debt repayments	—	—	(89,596)	(89,596)
Add (less): other changes in cash
Add: proceeds from asset sales	1,883	—	—	1,883
Less: cash used for taxes on unit-based award settlements	(841)	—	(4,708)	(5,549)
Add: capital contributed by the general partner	—	—	187	187
Total other changes in cash	1,042	—	(4,521)	(3,479)
Free cash flow available for common unitholder and GP distributions	$136,411	$7,700	$(113,946)	$30,165
Free cash flow available for common unitholder and GP distributions per unit				$2.25

Operating cash flow and FCF decreased $3.1 million and $42.2 million, respectively, as compared to the prior year period due to the following:

•	Mineral Rights Segment
◦

Operating cash flow and FCF was essentially flat year-over-year as decreases in thermal coal revenues and one time lease amendment fees paid in 2025 were partially offset by increased metallurgical coal revenues, override royalty revenues and transportation and processing revenues.

•	Soda Ash Segment
◦

Operating cash flow decreased $7.9 million primarily due to $7.8 million in distributions received from Sisecam Wyoming in 2025 and no distribution received from Sisecam Wyoming in 2026. FCF decreased $47.1 million as compared to the prior year period primarily due to a $39.2 million capital investment made to Sisecam Wyoming in 2026 in addition to $7.8 million in distributions received from Sisecam in 2025.

•	Corporate and Financing
◦

Operating cash flow and free cash flow improved by $5.2 million as compared to the prior year period primarily due to lower cash paid for interest during the nine months ended September 30, 2026 as a result of less debt outstanding.

Liquidity and Capital Resources

Current Liquidity

As of September 30, 2026, we had total liquidity of $251.7 million, consisting of $51.7 million of cash and cash equivalents and $200.0 million of borrowing capacity under our Opco Credit Facility. We have debt service obligations, including $14.3 million of principal repayments on Opco’s senior notes, throughout the remainder of 2026. The following table calculates our leverage ratio as of September 30, 2026:

	For the Three Months Ended
(In thousands)	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026	Last 12 Months
Net income	$30,998	$19,619	$25,176	$26,542	$102,335
Add: equity in loss from unconsolidated investment	1,686	7,828	4,905	4,126	18,545
Add: interest expense, net	1,157	973	1,052	552	3,734
Add: depreciation, depletion and amortization	3,344	7,614	11,131	6,526	28,615
Adjusted EBITDA	$37,185	$36,034	$42,264	$37,746	$153,229

Debt—at September 30, 2026					$14,331

Leverage Ratio					0.1 x

Cash Flows

Cash flows provided by operating activities decreased $3.1 million, from $121.1 million during the nine months ended September 30, 2025 to $118.0 million during the nine months ended September 30, 2026, primarily due to decreased cash flow within our Soda Ash segment, partially offset by lower cash paid for interest, all discussed above.

Cash flows used in investing activities increased $40.9 million, from $4.0 million provided by investing activities during the nine months ended September 30, 2025 to $36.8 million used in investing activities during the nine months ended September 30, 2026, primarily due to a $39.2 million capital investment made to Sisecam Wyoming in the first quarter of 2026.

Cash flows used in financing activities decreased $65.0 million, from $124.5 million during the nine months ended September 30, 2025 to $59.6 million during the nine months ended September 30, 2026 due to the following:

•	$33.5 million increased debt borrowings during the nine months ended September 30, 2026 as compared to the prior year period;
•	$14.3 million less cash used for distributions to common unitholders and the general partner primarily as a result of a lower special distribution paid during the nine months ended September 30, 2026 as compared to the prior year period; and
•	$20.4 million less cash used for debt repayments in 2026 as compared to 2025.

These decreases in cash flow used were partially offset by $3.3 million of increased cash used for other items, net in 2026 as compared to 2025.

Capital Resources and Obligations

Debt, Net

We had the following debt outstanding as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(In thousands)	2026	2025
Current portion of long-term debt, net	$14,307	$14,198
Long-term debt, net	—	18,884
Total debt, net	$14,307	$33,082

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

The market price of soda ash and energy costs directly affect the profitability of Sisecam Wyoming's operations. If the market price for soda ash declines, Sisecam Wyoming's sales revenues will decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile and are likely to remain volatile in the future. Currently soda ash prices are severely declined and Sisecam Wyoming suspended distributions in the third quarter of 2025. We cannot predict whether or when soda ash prices will recover to a level at which Sisecam Wyoming with resume distributions. Substantially lower prices could potentially trigger an impairment of our investment in Sisecam Wyoming.

Interest Rate Risk

Our exposure to changes in interest rates results from our borrowings under the Opco Credit Facility, which is subject to variably interest rates based upon SOFR. At September 30, 2026, we did not have any borrowings outstanding under the Opco Credit Facility.

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

Changes in the Partnership’s Internal Control Over Financial Reporting

There were no material changes in the Partnership’s internal control over financial reporting during the first nine months of 2026 that materially affected, or were reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NATURAL RESOURCE PARTNERS L.P.
	By:	NRP (GP) LP, its general partner
	By:	GP NATURAL RESOURCE
PARTNERS LLC, its general partner

Date: November 4, 2026	By:	/s/ Corbin J. Robertson, Jr.
Corbin J. Robertson, Jr.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Christopher J. Zolas
Christopher J. Zolas
Chief Financial Officer
(Principal Financial and Accounting Officer)